Form 10-Q
period 1995-03-31
SOUTHSIDE BANCSHARES INC
filed 1995-05-15
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           March 31, 1995
                                     --------------------------------------

                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                     to
         ---------------------------    ---------------------------

               Commission file number         0-12247
                                      ----------------------

                          SOUTHSIDE BANCSHARES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       TEXAS                                                           75-1848732
- --------------------------------------------------------------      ----------------------------------------------------------
             (State or other jurisdiction of                                        (I.R.S. Employer
             incorporation or organization)                                        Identification No.)

          1201 S. Beckham, Tyler, Texas                                                  75701
- --------------------------------------------------------------      -------------------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)

     (Registrant's telephone number, including area code)   903-531-7111
                                                          ----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .
                                               ---        ---
         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was

Shares of Common Stock, par value $2.50, Outstanding were 2,973,234 at March 31, 1995.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                            March 31,    December 31,
                                                                                              1995           1994
                                                                                          ------------  --------------
                                                                ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     19,892  $       25,381
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,525          11,100
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,253          25,695
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,481          57,025
                                                                                          ------------  --------------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . .           86,734          82,720
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,078          27,654
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           59,372          60,426
                                                                                          ------------  --------------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . .           81,450          88,080
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,029           2,005
Loans:
   Student loans held for resale (at the lower of cost or market) . . . . . . . . . .              117             117
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          201,104         201,680
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,174)         (3,137)
                                                                                          ------------  --------------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          198,047         198,660
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,752           9,875
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              398             398
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,545           2,581
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,403           1,909
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,109           3,512
                                                                                          ------------  --------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    423,884  $      426,221
                                                                                          ============  ==============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     77,596  $       88,008
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          299,840         297,094
                                                                                          ------------  --------------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          377,436         385,102
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              650
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,796           7,997
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,954           5,598
                                                                                          ------------  --------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          394,836         398,697
                                                                                          ------------  --------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     2,973,234 shares issued and outstanding) . . . . . . . . . . . . . . . . . . . .            7,433           7,433
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,529          14,529
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,448           7,480
   Treasury stock (44,426 and 23,082 shares at cost)  . . . . . . . . . . . . . . . .             (431)           (219)
   Net unrealized (losses) on securities available for sale . . . . . . . . . . . . .             (931)         (1,699)
                                                                                          ------------  --------------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . .           29,048          27,524
                                                                                          ------------  --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .     $    423,884  $      426,221
                                                                                          ============  ==============

      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                        1995          1994
                                                                                   ------------    ----------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      4,438   $     3,794
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,112           733
   Mortgage-backed and related securities . . . . . . . . . . . . . . . . . . .           1,396         1,369
   Other interest earning assets  . . . . . . . . . . . . . . . . . . . . . . .             152            74
                                                                                   ------------   -----------
       Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . .           7,098         5,970

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . .           2,858         2,230
   Short-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .             118           149
                                                                                   ------------   -----------
       Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . .           2,976         2,379
                                                                                   ------------   -----------

Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,122         3,591
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .                           150
                                                                                   ------------   -----------

Net interest income after provision for loan losses . . . . . . . . . . . . . .           4,122         3,441
                                                                                   ------------   -----------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             676           682
   Gains on securities available for sale . . . . . . . . . . . . . . . . . . .              10            55
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             206           239
                                                                                   ------------   -----------
       Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . .             892           976
                                                                                   ------------   -----------

Noninterest expenses
   Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . . .           2,135         2,098
   Net occupancy expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .             408           319
   Equipment expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              75            68
   Advertising, travel & entertainment  . . . . . . . . . . . . . . . . . . . .             201           198
   Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             102            94
   FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             210           193
   Postage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              74            69
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             479           502
                                                                                   ------------   -----------
       Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . .           3,684         3,541
                                                                                   ------------   -----------

Income before federal tax expense . . . . . . . . . . . . . . . . . . . . . . .           1,330           876
Provision for tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .             362           196
                                                                                   ------------   -----------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        968   $       680
                                                                                   ============   ===========

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        .33   $       .23
                                                                                   ============   ===========


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                        1995          1994
                                                                                   ------------    ----------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        968  $        680
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .             379           572
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (223)         (165)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .                           150
  Provision for losses on other real estate owned . . . . . . . . . . . . . . .                            19
  Decrease in interest receivable . . . . . . . . . . . . . . . . . . . . . . .              36           504
  (Increase) in other receivables and prepaids  . . . . . . . . . . . . . . . .            (571)         (663)
  Decrease in deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . .             110
  Increase (decrease) in interest payable . . . . . . . . . . . . . . . . . . .             (18)           11
  (Gain) on securities available for sale . . . . . . . . . . . . . . . . . . .             (10)          (55)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             (10)
  Increase in other payables  . . . . . . . . . . . . . . . . . . . . . . . . .           3,374         1,616
  Net decrease in student loans held for resale . . . . . . . . . . . . . . . .                            25
                                                                                   ------------  ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .           4,035         2,694

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .           6,060        18,593
 Proceeds from sales of mortgage-backed securities available for sale . . . . .           7,153        12,843
 Proceeds from maturities of investment securities available for sale . . . . .           3,052           195
 Proceeds from maturities of mortgage-backed securities available for sale  . .           1,503        10,082
 Proceeds from maturities of investment securities held to maturity . . . . . .           5,675         1,102
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           1,109           865
 Purchases of investment securities available for sale  . . . . . . . . . . . .         (18,198)       (2,137)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .          (2,464)       (8,404)
 Purchases of marketable equity securities available for sale . . . . . . . . .             (24)          (15)
 Purchases of investment securities held to maturity  . . . . . . . . . . . . .                        (6,422)
 Purchases of mortgage-backed securities held to maturity . . . . . . . . . . .                          (786)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .          (6,425)      (15,850)
 Net (increase) decrease in loans . . . . . . . . . . . . . . . . . . . . . . .             310       (11,785)
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .            (165)          (94)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              42
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             277           320
 Proceeds from sales of other real estate owned . . . . . . . . . . . . . . . .                            59
                                                                                   ------------  ------------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .          (2,095)       (1,434)


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                        1995          1994
                                                                                   ------------  ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .    $     (9,365) $      7,782
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .           1,699         3,228
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .             650        (6,750)
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (212)
 Net (decrease) in notes payable  . . . . . . . . . . . . . . . . . . . . . . .            (201)         (222)
 Net (decrease) in securities sold under agreement to repurchase  . . . . . . .                        (3,923)
                                                                                   ------------  ------------
      Net cash provided by financing activities . . . . . . . . . . . . . . . .          (7,429)          115
                                                                                   ------------  ------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .          (5,489)        1,375
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          25,381        19,792
                                                                                   ------------  ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     19,892  $     21,167
                                                                                   ============  ============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      2,995  $      2,368
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         75  $         53

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        232  $        346



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                              Net
                                                                                           Unrealized    Total
                                           Common       Paid in     Retained   Treasury      Gains    Shareholders'
                                            Stock       Capital     Earnings     Stock     (Losses)      Equity
                                          ----------   ---------  -----------  ----------  ----------  ----------
Balance at December 31, 1993  . . . . . .   $    7,029  $  13,358   $   6,066  $           $      788  $   27,241
Net Income  . . . . . . . . . . . . . . .                                 680                                 680
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                        (949)       (949)
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at March 31, 1994 . . . . . . . .   $    7,029  $  13,358   $   6,746  $           $     (161) $   26,972
                                            ==========  =========   =========  ==========  ==========  ==========


Balance at December 31, 1994  . . . . . .   $    7,433  $  14,529   $   7,480  $     (219) $   (1,699) $   27,524
Net Income  . . . . . . . . . . . . . . .                                 968                                 968
Purchase of 21,344 shares of
 Treasury stock . . . . . . . . . . . . .                                            (212)                   (212)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                         768         768
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at March 31, 1995 . . . . . . . .   $    7,433  $  14,529   $   8,448  $     (431) $     (931) $   29,048
                                            ==========  =========   =========  ==========  ==========  ==========



     The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation.

The consolidated balance sheet as of March 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flow for the three month periods ended March 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

2.  Earnings Per Share.

All per share data has been adjusted to give retroactive recognition to the effect of stock splits and stock dividends. As of March 31, 1995 and 1994, the number of shares used to calculate earnings per share was 2,943,620 and 2,952,678, respectively.

3.  Loans.

The Company adopted FAS114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FAS114 resulted in no additional provision for credit losses.

Loans, including impaired loans, are placed on nonaccrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well secured and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended. Payments of contractual interest is recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

At March 31, 1995, the recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 totaled $1,495,000 with a corresponding valuation allowance of $378,000. For the quarter ended March 31, 1995, the average recorded investment in impaired loans was approximately $1,237,000. During the three months ended March 31, 1995, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

In prior years, the Company classified certain loans meeting the in-substance foreclosure criteria as Other Real Estate Owned. Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets that were not in its possession to loans. Prior periods have been reclassified for comparative purposes.

The following is a summary of the Reserve for Loan Losses for the three months ended March 31, 1995 and 1994 (in thousands):


                                                                                            March 31,
                                                                                   --------------------------
                                                                                        1995          1994
                                                                                   ------------    ----------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,137  $      2,846
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .                           150
    Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (100)         (120)
    Recoveries of loans charged off . . . . . . . . . . . . . . . . . . . . . .             137           107
                                                                                   ------------  ------------
      Net loan (losses) recoveries  . . . . . . . . . . . . . . . . . . . . . .              37           (13)
                                                                                   ------------  ------------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,174  $      2,983
                                                                                   ============  ============



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter ended March 31, 1995 compared to March 31, 1994.


The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 1995 compared to the comparable period in 1994. Net income for the quarter ended March 31, 1995 was $968,000 as compared to $680,000 for the same period in 1994.

Net Interest Income

Net interest income for the quarter ended March 31, 1995 was $4,122,000, an increase of $531,000 or 14.8% when compared to the same period in 1994. The net interest spread increased from 3.4% at March 31, 1994 to 3.7% at March 31, 1995.

During the three months ended March 31, 1995 Average Loans, funded primarily by deposit growth, increased $10,083,000 or 5.3%, compared to the same period in 1994. The average yield on loans increased from 8.1% at March 31, 1994 to 9.0% at March 31, 1995 reflecting the higher overall interest rates.

Average Securities increased $75,000 for the three months ended March 31, 1995 when compared to 1994. The increase in Average Investment Securities of $19,022,000 was offset by the $18,947,000 decrease in Average Mortgage-backed Securities. The overall yield on Average Securities increased to 6.1% during the three months ended March 31, 1995, up from 5.1% during the same period in 1994 as a result of the higher overall interest rates. The net result during the first three months of 1995 was an increase in interest income from Securities of $406,000 or 19.3% compared to the same period in 1994 as a direct result of higher overall yields.

Interest income from federal funds and other interest earning assets increased $78,000 or 105.4% for the three months ended March 31, 1995 when compared to 1994. During this time the average balance increased $2,155,000 or 24.8% and the yield increased from 3.5% during the three months ended March 31, 1994 to 5.7% for the same period in 1995. The change resulted due to an increase in the yield and average balance of Fed Funds Sold.

Total interest expense increased $597,000 or 25.1% to $2,976,000 during the three months ended March 31, 1995 as compared to $2,379,000 during the same period in 1994. The increase was attributable to higher interest rates along with an increase in Average Interest Bearing Liabilities of $8,400,000 or 2.8% during the three months ended March 31, 1995 when compared to the same period in 1994. The average rate on interest bearing liabilities increased to 3.9% for the three months ended March 31, 1995 from 3.2% for the same period in 1994.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.



      SUMMARY OF INTEREST EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                               AVERAGE                   YIELD OR            AVERAGE                   YIELD OR
                               VOLUME      INTEREST     RATE PAID             VOLUME     INTEREST      RATE PAID
                             ----------  -----------    ---------           ----------  -----------    ---------
                                                               (Dollars in thousands)
                               Three Months Ended March 31, 1995             Three Months Ended March 31, 1994
                             -------------------------------------          ------------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  200,564   $   4,438          9.0%         $  190,481  $    3,794         8.1%
 Investment Securities           78,556       1,112          5.7%             59,534         733         5.0%
 Mortgage-backed Securities      88,098       1,396          6.4%            107,045       1,369         5.2%
 Other Interest Earning
  Assets                         10,848         152          5.7%              8,693          74         3.5%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                       $  378,066   $   7,098          7.6%         $  365,753  $    5,970         6.6%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  296,328   $   2,858          3.9%         $  283,146  $    2,230         3.2%
 Other Interest Bearing
  Liabilities                     9,917         118          4.8%             14,699         149         4.1%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST BEARING
LIABILITIES                  $  306,245   $   2,976          3.9%         $  297,845  $    2,379         3.2%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.7%                                        3.4%
                                                            =====                                       =====



Noninterest Income

Noninterest income for the three months ended March 31, 1995 was $892,000 representing an $84,000 or 8.6% decrease from the $976,000 reported for the same period in 1994. $45,000 of the decrease is due to a decrease in gains on sales of securities available for sale. Other noninterest income decreased $33,000 from the same period in 1994 with small changes occurring in various categories.

The market value of the entire securities portfolio at March 31, 1995 was $169,150,000 with a net unrealized loss on that date of $909,000. The net unrealized loss is comprised of $899,000 in unrealized gains and $1,808,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $3,684,000 for the quarter ended March 31, 1995, compared to $3,541,000 for the same period of 1994, representing an increase of $143,000 or 4.0%.

Salaries and employee benefits increased $37,000 during the three months ended March 31, 1995 when compared to the same period in 1994. Increased direct salary expense accounted for all of this change while retirement and health insurance expense experienced offsetting changes. Health insurance expense decreased $13,000 due to lower claims offsetting the increase in retirement expense of $13,000.

Net occupancy expense increased $89,000 or 27.9% as a result of the opening of the new motor bank facility and the operations annex during the fourth quarter of 1994. In addition, FDIC insurance increased $17,000 or 8.8% as a result of higher deposits during the comparable assessment periods.

Provision for Income Taxes

The provision for tax expense ratio for the quarter ended March 31, 1995 was 27.2% compared to 22.4% for the quarter ended March 31, 1994. The increased income tax expense is a result of higher pre-tax income and lower tax free income for the quarter ended March 31, 1995 compared to March 31, 1994.

Capital Resources

Total shareholders' equity for the Company at March 31, 1995, of $29,048,000 was up 5.5% or $1,524,000 from December 31, 1994, and represented 6.9% of total assets versus 6.5% at December 31, 1994. Net income of $968,000 along with a decrease in the Net unrealized losses on securities available for sale of $768,000, more than offset the decrease from the purchase of 21,344 shares of Treasury Stock for $212,000. The Company purchased the treasury stock pursuant to a common stock repurchase program instituted in late 1994. Under the repurchase program, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board approved a purchase limitation of $250,000 for the first quarter of 1995. The Board will review this program in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the program.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of March 31, 1995, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At March 31, 1995, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

It is management's intention to maintain the Company's capital at a level acceptable to all regulatory authorities and future dividend payments will be reviewed accordingly. Regulatory authorities require that any dividend payments made by either the Company or Southside Bank not exceed earnings for that year.

Liquidity and Interest Rate Sensitivity

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing funds to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At March 31, 1995, these investments were 23.2% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits.
Liquidity has been further enhanced by the lack of dependence of public fund deposits which have been replaced by more stable nonpublic fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $10,083,000 or 5.3% when comparing the three months ended March 31, 1995 to March 31, 1994. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to a strong real estate market and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the three months ended March 31, 1995, loan charge-offs and recoveries were $100,000 and $137,000, respectively, resulting in net recoveries of $37,000. For the same period in 1994, loan charge-offs exceeded recoveries by $13,000.

The loan loss reserve is based on the most current review of the loan portfolio at that time. An internal loan review officer of the Company is responsible for an ongoing review of Southside Bank's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

A list of loans which are graded as having more than the normal degree of risk associated with them are maintained by the internal loan review officer. This list is updated on a periodic basis but no less than quarterly by the servicing officer in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

While management is aware of certain risk factors within segments of the loan portfolio, reserve allocations have been made on an individual loan basis. An additional reserve is maintained on the remainder of the portfolio of at risk loans that is based on tracking of the Company's loan losses on loans that have not been previously identified as problems.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS114). This standard requires that impaired loans within the scope of this statement be measured based on the present value of expected future cash flows. In October 1994, the Financial Accounting Standards Board issued

Statement of Financial Accounting Standards No. 118 which amends FAS114 to allow creditors to use existing methods for recognizing interest income on an impaired loan. The impact of these statements did not result in any additional provisions for loan losses or changes in earnings.

Nonperforming Assets

The categories of nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual and restructured loans, other real estate owned and repossessed assets. Delinquent loans over 90 days past due represent loans for which the payment of principal or interest has not been received in a timely manner. The full collection of both the principal and interest is still expected but is being withheld due to negotiation or other items expected to be resolved in the near future. Generally, a loan is categorized as nonaccrual when principal or interest is past due 90 days or more, unless, in the determination of management, the principal and interest on the loan are well secured and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and any remaining accrued interest is reversed in that period; thereafter, interest income is recorded only when actually received. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgements as to potential loan loss.

Other real estate owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosed criteria. As a result of the adoption of FAS114, the Company reclassified in-substance foreclosed assets in these categories to loans. The OREO consists of commercial buildings, residential real estate and raw land. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at March 31, 1995 were $3,906,000, down $866,000 or 18.1% from $4,772,000 at March 31, 1994, as a result of OREO sales. The balance of OREO at March 31, 1995 decreased $1,033,000 or 72.2% when compared to March 31, 1994.

Expansion

During 1995, the new South Broadway branch was completed and opened on April 24, 1995. The Company is acquiring land to expand the motor bank facility at its North Tyler branch. In addition, plans are under way to remodel and expand the facilities at the main branch on South Beckham.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        (a)      An annual meeting of shareholders was held on April 26, 1995.

        (b) The election of two directors (term expiring at the 1998 Annual Meeting) were as follows:

                                                            FOR              AGAINST         WITHHELD
                                                       --------------   --------------   --------------
                 B. G. Hartley                             1,898,137           29,614           55,716
                 Fred E. Bosworth                          1,896,914           30,837           55,716


                 Directors continuing until the 1996 Annual Meeting are as follows:

                 Rollins Caldwell
                 William Sheehy
                 Murph Wilson

                 Directors continuing until the 1997 Annual Meeting are as follows:

                 Herbert C. Buie
                 Robbie N. Edmonson
                 W. D. (Joe) Norton

        (c) The matters voted upon and the results of the voting were as follows:

                 The shareholders voted 1,975,994 shares in the affirmative, 136 shares in the negative, and 7,337 abstentions to ratify the selection of Coopers and Lybrand as Southside Bancshares, Inc.'s Independent Auditors for the year ending December 31, 1995.

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 Exhibit
                   No.
                 -------
                   27    -    Financial Data Schedule for the quarter ended
                              March 31, 1995.

        (b)      Reports on Form 8-K - Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                     SOUTHSIDE BANCSHARES, INC.





                                     BY:   /s/      B.G. HARTLEY
                                     ------------------------------------------
                                                 B.G. Hartley, Chairman of the
                                                 Board and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)


DATE:      05-09-95
     ------------------------------



                                     BY:  /s/      LEE R. GIBSON
                                     ------------------------------------------
                                                 Lee R. Gibson, Executive Vice
                                                 President (Principal Financial
                                                 and Accounting Officer)



DATE:      05-09-95
     ------------------------------

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27       Financial Data Schedule for the quarter ended
         March 31, 1995.
