Form 10-Q
period 1995-06-30
SOUTHSIDE BANCSHARES INC
filed 1995-08-10
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to ________


                       Commission file number  0-12247


                          SOUTHSIDE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                 75-1848732
   -------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

     1201 S. Beckham, Tyler, Texas                       75701
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

     (Registrant's telephone number, including area code)   903-531-7111



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

Shares of Common Stock, par value $2.50, Outstanding were 2,985,536 at June 30, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                          June 30,       December 31,
                                                                                            1995            1994
                                                                                      ---------------  ---------------
                                                                ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        25,703  $        25,381
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,375           11,100
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,134           25,695
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            50,083           57,025
                                                                                      ---------------  ---------------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .            75,217           82,720
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,398           27,654
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,030           60,426
                                                                                      ---------------  ---------------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . .            88,428           88,080
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,055            2,005
Loans:
   Student loans held for resale (at the lower of cost or market) . . . . . . . . .                                117
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           205,133          201,680
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .            (3,425)          (3,137)
                                                                                      ---------------  ---------------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           201,708          198,660
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,723            9,875
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               273              398
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,713            2,581
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,141            1,909
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,497            3,512
                                                                                      ---------------  ---------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       422,833  $       426,221
                                                                                      ===============  ===============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        81,730  $        88,008
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           298,026          297,094
                                                                                      ---------------  ---------------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           379,756          385,102
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               500
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,601            7,997
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,862            5,598
                                                                                      ---------------  ---------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           392,719          398,697
                                                                                      ---------------  ---------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     2,985,536 and 2,973,234 shares issued and outstanding) . . . . . . . . . . . .             7,464            7,433
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,645           14,529
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,105            7,480
   Treasury stock (49,421 and 23,082 shares at cost)  . . . . . . . . . . . . . . .              (486)            (219)
   Net unrealized (losses) on securities available for sale . . . . . . . . . . . .              (614)          (1,699)
                                                                                      ---------------  ---------------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . .            30,114           27,524
                                                                                      ---------------  ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .   $       422,833  $       426,221
                                                                                      ===============  ===============

      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)                             Quarter Ended June 30,           Six Months Ended June 30,
                                                               -----------------------------    ------------------------------
                                                                   1995            1994              1995            1994
                                                               -------------   -------------    -------------    -------------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . .    $       4,599   $       4,067    $       9,037    $       7,861
   Investment securities  . . . . . . . . . . . . . . . . .            1,176             796            2,288            1,529
   Mortgage-backed and related securities . . . . . . . . .            1,303           1,292            2,699            2,661
   Other interest earning assets  . . . . . . . . . . . . .              212             199              364              273
                                                               -------------   -------------    -------------    -------------
       Total interest income  . . . . . . . . . . . . . . .            7,290           6,354           14,388           12,324

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . .            3,034           2,420            5,892            4,650
   Short-term obligations . . . . . . . . . . . . . . . . .              111             116              229              265
                                                               -------------   -------------    -------------    -------------
       Total interest expense . . . . . . . . . . . . . . .            3,145           2,536            6,121            4,915
                                                               -------------   -------------    -------------    -------------

Net interest income . . . . . . . . . . . . . . . . . . . .            4,145           3,818            8,267            7,409
Provision for loan losses . . . . . . . . . . . . . . . . .             (300)             50             (300)             200
                                                               -------------   -------------    -------------    -------------

Net interest income after provision for loan losses . . . .            4,445           3,768            8,567            7,209
                                                               -------------   -------------    -------------    -------------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . .              685             652            1,361            1,334
   Gains (losses) on securities available for sale  . . . .              223             (31)             233               24
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              210             237              416              476
                                                               -------------   -------------    -------------    -------------
       Total noninterest income . . . . . . . . . . . . . .            1,118             858            2,010            1,834
                                                               -------------   -------------    -------------    -------------

Noninterest expense
   Salaries and employee benefits . . . . . . . . . . . . .            2,209           2,015            4,344            4,113
   Net occupancy expense  . . . . . . . . . . . . . . . . .              409             330              817              649
   Equipment expense  . . . . . . . . . . . . . . . . . . .               78              70              153              138
   Advertising, travel & entertainment  . . . . . . . . . .              211             188              412              386
   Supplies . . . . . . . . . . . . . . . . . . . . . . . .              101              92              203              186
   FDIC insurance . . . . . . . . . . . . . . . . . . . . .              209             193              419              386
   Postage  . . . . . . . . . . . . . . . . . . . . . . . .               75              74              149              143
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              515             690              994            1,192
                                                               -------------   -------------    -------------    -------------
       Total noninterest expense  . . . . . . . . . . . . .            3,807           3,652            7,491            7,193
                                                               -------------   -------------    -------------    -------------

Income before federal tax expense . . . . . . . . . . . . .            1,756             974            3,086            1,850
Provision for tax expense . . . . . . . . . . . . . . . . .              514             239              876              435
                                                               -------------   -------------    -------------    -------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $       1,242   $         735    $       2,210    $       1,415
                                                               =============   =============    =============    =============

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $         .42   $         .25    $         .75    $         .48
                                                               =============   =============    =============    =============

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   --------------------------
                                                                                       1995          1994
                                                                                   ------------  ------------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      2,210  $      1,415
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .             750         1,033
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (430)         (339)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .            (300)          200
  (Increase) decrease in interest receivable  . . . . . . . . . . . . . . . . .            (132)          347
  (Increase) decrease in other receivables and prepaids . . . . . . . . . . . .             962        (1,108)
  Decrease in deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . .             208
  Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              47            77
  (Gain) on securities available for sale . . . . . . . . . . . . . . . . . . .            (233)          (24)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             (10)
  (Gain) loss on other real estate owned  . . . . . . . . . . . . . . . . . . .             (20)          110
  Increase (decrease) in other payables . . . . . . . . . . . . . . . . . . . .            (783)        2,532
  Net decrease in student loans held for resale . . . . . . . . . . . . . . . .             117            25
                                                                                   ------------  ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .           2,386         4,268

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .          23,919        18,593
 Proceeds from sales of mortgage-backed securities available for sale . . . . .          10,249        27,414
 Proceeds from maturities of investment securities available for sale . . . . .           6,084         2,310
 Proceeds from maturities of mortgage-backed securities available for sale  . .           2,925        13,355
 Proceeds from maturities of investment securities held to maturity . . . . . .           7,206         8,819
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           2,504         2,105
 Purchases of investment securities available for sale  . . . . . . . . . . . .         (28,711)      (10,336)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .         (14,953)      (16,383)
 Purchases of marketable equity securities available for sale . . . . . . . . .             (50)          (47)
 Purchases of investment securities held to maturity  . . . . . . . . . . . . .                       (21,280)
 Purchases of mortgage-backed securities held to maturity . . . . . . . . . . .                          (786)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .            (275)      (16,825)
 Net (increase) in loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,366)      (16,687)
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .          (2,390)         (819)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              42
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             554           595
 Proceeds from sales of other real estate owned . . . . . . . . . . . . . . . .             145           754
                                                                                   ------------  ------------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .           3,883        (9,218)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1995          1994
                                                                                   ------------  ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .          (9,427)        7,149
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .           4,081        11,094
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .             500        (7,600)
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (267)
 Net (decrease) in notes payable  . . . . . . . . . . . . . . . . . . . . . . .            (396)         (437)
 Net (decrease) in securities sold under agreement to repurchase  . . . . . . .                        (3,923)
 Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . . .             147            84
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (585)         (281)
                                                                                   ------------  ------------
      Net cash provided (used) by financing activities  . . . . . . . . . . . .          (5,947)        6,086
                                                                                   ------------  ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .             322         1,136
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          25,381        19,792
                                                                                   ------------  ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     25,703  $     20,928
                                                                                   ============  ============


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      6,075  $      4,838
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        575  $        553


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        430  $        508



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                              Net
                                                                                           Unrealized    Total
                                             Common      Paid in     Retained   Treasury     Gains    Shareholders'
                                              Stock      Capital     Earnings    Stock      (Losses)     Equity
                                            ----------  ---------   ---------  ----------  ----------  ----------
Balance at December 31, 1993  . . . . . .   $    7,029  $  13,358   $   6,066  $           $      788  $   27,241
Net Income  . . . . . . . . . . . . . . .                               1,415                               1,415
Dividends ($.10 per share)  . . . . . . .                                (281)                               (281)
Common stock issued (8,444 shares)  . . .           21         63                                              84
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                      (2,122)     (2,122)
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at June 30, 1994  . . . . . . . .   $    7,050  $  13,421   $   7,200  $           $   (1,334) $   26,337
                                            ==========  =========   =========  ==========  ==========  ==========


Balance at December 31, 1994  . . . . . .   $    7,433  $  14,529   $   7,480  $     (219) $   (1,699) $   27,524
Net Income  . . . . . . . . . . . . . . .                               2,210                               2,210
Dividends ($.20 per share)  . . . . . . .                                (585)                               (585)
Common stock issued (12,302 shares) . . .           31        116                                             147
Purchase of 26,339 shares of
 Treasury stock . . . . . . . . . . . . .                                            (267)                   (267)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                       1,085       1,085
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at June 30, 1995  . . . . . . . .   $    7,464  $  14,645   $   9,105  $     (486) $     (614) $   30,114
                                            ==========  =========   =========  ==========  ==========  ==========



     The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated balance sheet as of June 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flow for the six month periods ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


2.  Earnings Per Share

All per share data has been adjusted to give retroactive recognition to the effect of stock splits and dividends. As of June 30, 1995 and 1994, the number of shares used to calculate earnings per share was 2,936,168 and 2,953,462, respectively.


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

Loans, including impaired loans, are placed on nonaccrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended. Payments of contractual interest is recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

At June 30, 1995, the recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 totaled $1,425,000 with a corresponding valuation allowance of $452,000. For the six months ended June 30, 1995, the average recorded investment in impaired loans was approximately $1,343,000. During the six months ended June 30, 1995, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

In prior years, the Company classified certain loans meeting the in-substance foreclosure criteria as Other Real Estate Owned. Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets that were not in its possession to loans. Prior periods have been reclassified for comparative purposes.

During the quarter ended June 30, 1995, the Company reduced its reserve for loan losses by $300,000. As reflected in the chart below, the bank realized significant recoveries on loans previously charged off or placed in nonearning assets. Some of the recoveries were a result of many years of efforts and were significant amounts.

The following is a summary of the Reserve for Loan Losses for the six months ended June 30, 1995 and 1994 (in thousands):


                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1995          1994
                                                                                   ------------  ------------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,137  $      2,846
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .            (300)          200
    Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (230)         (232)
    Recoveries of loans charged off . . . . . . . . . . . . . . . . . . . . . .             818           200
                                                                                   ------------  ------------
      Net loan (losses) recoveries  . . . . . . . . . . . . . . . . . . . . . .             588           (32)
                                                                                   ------------  ------------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,425  $      3,014
                                                                                   ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and six months ended June
          30, 1995 compared to June 30, 1994.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 1995 compared to the same period in 1994. Net income for the quarter and six months ended June 30, 1995 was $1,242,000 and $2,210,000, as compared to $735,000 and $1,415,000 for the same period in 1994.

Net Interest Income

Net interest income for the quarter and six months ended June 30, 1995 was $4,145,000 and $8,267,000, an increase of $327,000 and $858,000 or 8.6% and
11.6%, respectively, when compared to the same periods in 1994. The net interest spread increased from 3.4% to 3.7% from June 30, 1994 to June 30, 1995.

During the six months ended June 30, 1995, Average Loans, funded primarily by deposit growth, increased $8,550,000 or 4.4%, compared to the same period in 1994. The average yield on loans increased from 8.2% at June 30, 1994 to 9.0% at June 30, 1995 reflecting the higher average overall interest rates.

Average Securities increased $2,538,000 or 1.6% for the six months ended June 30, 1995 when compared to 1994. The overall yield on Average Securities increased to 6.1% during the six months ended June 30, 1995, up from 5.2% during the same period in 1994 as a result of the higher overall average interest rates. The net result during the first six months of 1995 was an increase in interest income from Securities of $797,000 or 19.0% compared to the same period in 1994 as a direct result of higher average overall yields.

Interest income from federal funds and other interest earning assets increased $91,000 or 33.3% for the six months ended June 30, 1995 when compared to 1994. During this time the average balance decreased 9.3% and the yield increased from 4.0% in 1994 to 5.9% in 1995. The change is primarily a result of an increase in the yield on Federal Funds Sold.

Total interest expense increased $1,206,000 or 24.5% to $6,121,000 during the six months ended June 30, 1995 as compared to $4,915,000 during the same period in 1994. The increase was attributable to higher average interest rates along with an increase in Average Interest Bearing Liabilities of $4,963,000 or 1.7%. The average rate of interest bearing liabilities increased to 4.0% in 1995 from 3.3% in 1994.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                             ---------------------------------------------------------------------------------
                               AVERAGE                   YIELD OR           AVERAGE                  YIELD OR
                               VOLUME     INTEREST       RATE PAID          VOLUME     INTEREST      RATE PAID
                             ---------------------------------------------------------------------------------
                                                           (Dollars in thousands)
                                Six Months Ended June 30, 1995               Six Months Ended June 30, 1994
                             -------------------------------------         -----------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  202,217   $   9,037          9.0%         $  193,667  $    7,861         8.2%
 Investment Securities           79,406       2,288          5.8%             61,511       1,529         5.0%
 Mortgage-backed Securities      85,083       2,699          6.4%            100,440       2,661         5.3%
 Other Interest Earning
  Assets                         12,394         364          5.9%             13,658         273         4.0%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                          379,100      14,388          7.7%            369,276      12,324         6.7%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  296,053   $   5,892          4.0%         $  288,107  $    4,650         3.3%
 Other Interest Bearing
  Liabilities                     9,444         229          4.9%             12,427         265         4.3%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST BEARING
LIABILITIES                     305,497       6,121          4.0%            300,534       4,915         3.3%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.7%                                        3.4%
                                                            =====                                       =====



Noninterest Income

Noninterest income for the six months ended June 30, 1995 was $2,010,000 representing a $176,000 or 9.6% increase from the $1,834,000 reported for the same period in 1994. A $209,000 increase in gains on sales of securities available for sale was the primary reason for the change. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at June 30, 1995 was $166,212,000 with a net unrealized gain on that date of $1,029,000. The net unrealized gain is comprised of $1,813,000 in unrealized gains and $784,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $7,491,000 for the six months ended June 30, 1995, compared to $7,193,000 for the same period of 1994, representing an increase of $298,000 or 4.1%.

Salaries and employee benefits increased $231,000 or 5.6% during the six months ended June 30, 1995 when compared to the same period in 1994. Increased direct salary and retirement expense due to additional personnel accounted for most of this change.

Net occupancy expense increased $168,000 or 25.9% as a result of the opening of the new motor bank facility and the operations annex during the fourth quarter of 1994.

Other expense decreased $198,000 or 16.6% during the six months ended June 30, 1995 when compared to the same period in 1994. The decrease is primarily attributable to computer conversion costs and losses on Other Real Estate Owned experienced during 1994.

Provision for Income Taxes

The provision for tax expense ratio for the six months ended June 30, 1995 was 28.4% compared to 23.5% for the six months ended June 30, 1994. The increased income tax expense is a result of higher pre-tax income with relatively little change in tax-free income for the six months ended June 30, 1995 compared to June 30, 1994.

Capital Resources

Total shareholders' equity for the Company at June 30, 1995, of $30,114,000 was up 9.4% or $2,590,000 from December 31, 1994, and represented 7.1% of total assets versus 6.5% at December 31, 1994. Items increasing shareholders' equity during the six months ended June 30, 1995 were net income of $2,210,000, common stock issued through dividend reinvestment of $147,000 and $1,085,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $585,000 in dividends paid to shareholders during the second quarter and the purchase of 26,339 shares of treasury stock for $267,000. The Company purchased the treasury stock pursuant to a common stock repurchase program instituted in late 1994. Under the repurchase program, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be purchased. The Board approved a purchase limitation of $250,000 for the second quarter of 1995. The Board will review this program in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the program at any time.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of June 30, 1995, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At June 30, 1995, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

It is management's intention to maintain the Company's capital at a level acceptable to all regulatory authorities and future dividend payments will be reviewed accordingly. Regulatory authorities require that any dividend payments made by either the Company or Southside Bank not exceed earnings for that year.

In June of 1995, pursuant to its stock option plan, the Company granted seven executive officers options to purchase 56,000 total shares of stock at an exercise price of $12.00 per share. At the time these options were granted, the market price of the stock was $12.00 per share. The options are scheduled to expire in June 2005.

Liquidity and Interest Rate Sensitivity

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing funds to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At June 30, 1995, these investments were 25.4% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits. Liquidity has been further enhanced by the lack of dependence of public fund deposits which have been replaced by more stable nonpublic fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $8,550,000 or 4.4% from the six months ended June 30, 1994 to June 30, 1995. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to a strong real estate market and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the second quarter and six months ended June 30, 1995, loan charge-offs were $130,000 and $230,000 and recoveries were $681,000 and $818,000, respectively, resulting in net recoveries of $551,000 and $588,000. For the six months ended June 30, 1994, loan charge-offs exceeded recoveries by $32,000. During the quarter ended June 30, 1995, the Company reduced its reserve for loan losses by $300,000. This was due to the significant recoveries realized during the quarter and based on the Company's review of the loan loss reserve.

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

Other real estate owned represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosure criteria. As a result of the adoption of FAS114, the Company reclassified in-substance foreclosed assets in these categories to loans. The OREO consists of primarily raw land and oil and gas interests. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at June 30, 1995 were $2,512,000, down $1,241,000 or 33.1% from $3,753,000 at June 30, 1994. The balance of OREO at June 30, 1995 decreased $494,000 or 64.4% since June 30, 1994 as a result of sales. From June 30, 1994 to June 30, 1995 nonaccrual loans decreased $537,000 or 27.4% and restructured loans decreased $359,000 or 50.0%.

Expansion

The Company's new South Broadway branch opened on April 24, 1995. During the second quarter of 1995, additional land was acquired at the North Tyler branch for expansion of the motor bank facility. A remodeling and expansion of the main bank facilities on South Beckham is also currently in the planning phase.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

                 Exhibit
                    No.
                 ---------

                    27    -    Financial Data Schedule for the six months
                               ended June 30, 1995.

           (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SOUTHSIDE BANCSHARES, INC.
                                         (Registrant)





                                   BY:  /s/  B.G. HARTLEY
                                             B.G. Hartley, Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


DATE:   08-09-95



                                        /s/  LEE R. GIBSON
                                             Lee R. Gibson, Executive Vice
                                             President (Principal Financial
                                             and Accounting Officer)



DATE:   08-09-95

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule