Form 10-Q
period 1995-09-30
SOUTHSIDE BANCSHARES INC
filed 1995-11-13
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                        to
           ----------------------    ----------------------

               Commission file number      0-12247
                                     ------------------

                          SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TEXAS                                         75-1848732
-------------------------------------------      -------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

       1201 S. Beckham, Tyler, Texas                            75701
-------------------------------------------      -------------------------------
  (Address of principal executive offices)                     (Zip Code)

     (Registrant's telephone number, including area code)   903-531-7111
                                                         -----------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .
                                               ----       ----

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,132,895 shares of Common Stock, par value $2.50, Outstanding at September 30, 1995.

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                        September 30,     December 31,
                                                                                            1995             1994
                                                                                      ---------------- ----------------
                                                          ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        22,997  $        25,381
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,975           11,100
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,297           25,695
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,014           57,025
                                                                                      ---------------  ---------------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .            67,311           82,720
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,498           27,654
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            56,506           60,426
                                                                                      ---------------  ---------------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . .            91,004           88,080
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,112            2,005
Loans:
   Total Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           216,135          201,797
     Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            (3,254)          (3,137)
                                                                                      ---------------  ---------------
       Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           212,881          198,660
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,554            9,875
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               273              398
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,537            2,581
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               986            1,909
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,708            3,512
                                                                                      ---------------  ---------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       428,338  $       426,221
                                                                                      ===============  ===============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        82,906  $        88,008
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           297,004          297,094
                                                                                      ---------------  ---------------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           379,910          385,102
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               550
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,910            7,997
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,566            5,598
                                                                                      ---------------  ---------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           396,936          398,697
                                                                                      ---------------  ---------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,132,895 and 2,973,234 shares issued and outstanding) . . . . . . . . . . . .             7,832            7,433
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,119           14,529
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,397            7,480
   Treasury stock (49,421 and 23,082 shares at cost)  . . . . . . . . . . . . . . .              (486)            (219)
   Net unrealized (losses) on securities available for sale . . . . . . . . . . . .              (460)          (1,699)
                                                                                      ---------------  ---------------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . .            31,402           27,524
                                                                                      ---------------  ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .   $       428,338  $       426,221
                                                                                      ===============  ===============

      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                    Quarter Ended              Nine Months Ended
                                                                    September 30,                 September 30,
                                                            ---------------------------    ----------------------------
                                                                1995           1994           1995             1994
                                                            ------------   ------------    ------------    ------------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . .   $   4,817      $    4,491       $   13,854      $   12,352
   Investment securities  . . . . . . . . . . . . . . . . .     1,054             965            3,342           2,494
   Mortgage-backed and related securities . . . . . . . . .     1,460           1,251            4,159           3,912
   Other interest earning assets  . . . . . . . . . . . . .       174             197              538             470
                                                             --------      ----------       ----------      ----------
       Total interest income  . . . . . . . . . . . . . . .     7,505           6,904           21,893          19,228

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . .     3,160           2,612            9,052           7,262
   Short-term obligations . . . . . . . . . . . . . . . . .       121             113              350             378
                                                             --------      ----------       ----------      ----------
       Total interest expense . . . . . . . . . . . . . . .     3,281           2,725            9,402           7,640
                                                             --------      ----------       ----------      ----------

Net interest income . . . . . . . . . . . . . . . . . . . .     4,224           4,179           12,491          11,588
Provision for loan losses . . . . . . . . . . . . . . . . .                        50             (300)            250
                                                             --------      ----------       ----------      ----------

Net interest income after provision for loan losses . . . .     4,224           4,129           12,791          11,338
                                                             --------      ----------       ----------      ----------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . .       693             659            2,054           1,993
   Gains on securities available for sale . . . . . . . . .        11               1              244              25
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .       193             243              609             719
                                                             --------      ----------       ----------      ----------
       Total noninterest income . . . . . . . . . . . . . .       897             903            2,907           2,737
                                                             --------      ----------       ----------      ----------

Noninterest expense
   Salaries and employee benefits . . . . . . . . . . . . .     2,143           2,118            6,487           6,231
   Net occupancy expense  . . . . . . . . . . . . . . . . .       406             361            1,223           1,010
   Equipment expense  . . . . . . . . . . . . . . . . . . .        73              74              226             212
   Advertising, travel & entertainment  . . . . . . . . . .       241             171              653             557
   Supplies . . . . . . . . . . . . . . . . . . . . . . . .        82              94              285             280
   FDIC insurance . . . . . . . . . . . . . . . . . . . . .       (21)            202              398             588
   Postage  . . . . . . . . . . . . . . . . . . . . . . . .        73              66              222             209
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .       549             423            1,543           1,615
                                                             --------      ----------       ----------      ----------
       Total noninterest expense  . . . . . . . . . . . . .     3,546           3,509           11,037          10,702
                                                             --------      ----------       ----------      ----------

Income before federal tax expense . . . . . . . . . . . . .     1,575           1,523            4,661           3,373
Provision for tax expense . . . . . . . . . . . . . . . . .       441             444            1,317             879
                                                             --------      ----------       ----------      ----------

Net Income  . . . . . . . . . . . . . . . . . . . . . . .   $   1,134      $    1,079       $    3,344      $    2,494
                                                            =========      ==========       ==========      ==========

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . .   $     .37      $      .35       $     1.08      $      .80
                                                            =========      ==========       ==========      ==========

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                    --------------------------
                                                                                       1995           1994
                                                                                    -----------   ------------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,344  $      2,494
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .           1,119         1,412
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (623)         (564)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .            (300)          250
  Decrease in interest receivable . . . . . . . . . . . . . . . . . . . . . . .              44           349
  (Increase) decrease in other receivables and prepaids . . . . . . . . . . . .             862        (2,665)
  Decrease in deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . .             284
  Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              74            66
  (Gain) on sale of securities available for sale . . . . . . . . . . . . . . .            (244)          (25)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .             (10)          (10)
  (Gain) loss on other real estate owned  . . . . . . . . . . . . . . . . . . .             (20)           28
  Increase in other payables  . . . . . . . . . . . . . . . . . . . . . . . . .             894           487
  Net decrease in student loans held for resale . . . . . . . . . . . . . . . .             117            27
                                                                                   ------------  ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .           5,541         1,849

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .          28,940        18,593
 Proceeds from sales of mortgage-backed securities available for sale . . . . .          13,118        27,414
 Proceeds from sales of marketable equity securities available for sale . . . .                             2
 Proceeds from maturities of investment securities available for sale . . . . .          11,457         4,430
 Proceeds from maturities of mortgage-backed securities available for sale  . .           4,490        15,131
 Proceeds from maturities of investment securities held to maturity . . . . . .          13,393        10,038
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           4,095         4,145
 Purchases of investment securities available for sale  . . . . . . . . . . . .         (37,233)      (17,742)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .         (23,397)      (17,926)
 Purchases of marketable equity securities available for sale . . . . . . . . .            (107)          (47)
 Purchases of investment securities held to maturity  . . . . . . . . . . . . .                       (24,048)
 Purchases of mortgage-backed securities held to maturity . . . . . . . . . . .                        (5,971)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .          (2,875)       (9,250)
 Net (increase) in loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (14,916)      (17,013)
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .          (2,463)       (1,009)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              42            31
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             820           804
 Proceeds from sales of other real estate owned . . . . . . . . . . . . . . . .             145         1,517
                                                                                   ------------  ------------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .          (4,491)      (10,901)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    --------------------------
                                                                                       1995           1994
                                                                                    ----------      ----------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .         (11,655)        7,477
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .           6,463        15,071
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .             550        (7,400)
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (267)
 Net increase (decrease) in notes payable . . . . . . . . . . . . . . . . . . .           1,913          (648)
 Net (decrease) in securities sold under agreement to repurchase  . . . . . . .                        (3,923)
 Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . . .             147            84
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (585)         (281)
                                                                                   ------------  ------------
      Net cash provided (used) by financing activities  . . . . . . . . . . . .          (3,434)       10,380
                                                                                   ------------  ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .          (2,384)        1,328
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          25,381        19,792
                                                                                   ------------  ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     22,997  $     21,120
                                                                                   ============  ============


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      9,329  $      7,574
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        990  $        553


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        807  $        710



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                 Net
                                                                                             Unrealized      Total
                                              Common      Paid in    Retained    Treasury      Gains     Shareholders'
                                               Stock      Capital    Earnings      Stock      (Losses)      Equity
                                             ---------   ---------  ----------  ----------   ----------  ------------
Balance at December 31, 1993  . . . . . .   $    7,029  $  13,358   $   6,066  $           $      788   $   27,241
Net Income  . . . . . . . . . . . . . . .                               2,494                                2,494
Dividends ($.10 per share)  . . . . . . .                                (281)                                (281)
Stock Dividend  . . . . . . . . . . . . .          354      1,026      (1,380)
Common stock issued (8,444 shares)  . . .           21         63                                               84
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                      (2,197)      (2,197)
                                            ----------  ---------   ---------  ----------  ----------   ----------

Balance at September 30, 1994 . . . . . .   $    7,404  $  14,447   $   6,899  $           $   (1,409)  $   27,341
                                            ==========  =========   =========  ==========  ==========   ==========


Balance at December 31, 1994  . . . . . .   $    7,433  $  14,529   $   7,480  $     (219) $   (1,699)  $   27,524
Net Income  . . . . . . . . . . . . . . .                               3,344                                3,344
Dividends ($.20 per share)  . . . . . . .                                (585)                                (585)
Stock Dividend  . . . . . . . . . . . . .          368      1,474      (1,842)
Common stock issued (12,302 shares) . . .           31        116                                              147
Purchase of 26,339 shares of
 Treasury stock . . . . . . . . . . . . .                                            (267)                    (267)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                       1,239        1,239
                                            ----------  ---------   ---------  ----------  ----------   ----------

Balance at September 30, 1995 . . . . . .   $    7,832  $  16,119   $   8,397  $     (486) $     (460) $   31,402
                                            ==========  =========   =========  ==========  ==========  ==========



     The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated balance sheet as of September 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month periods ended September 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


2.  Earnings Per Share

All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of September 30, 1995 and 1994, the number of shares used to calculate earnings per share was 3,083,511 and 3,104,553, respectively.


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

At September 30, 1995, the recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 totaled $1,348,000 with a corresponding valuation allowance of $394,000. For the nine months ended September 30, 1995, the average recorded investment in impaired loans was approximately $1,355,000. During the nine months ended September 30, 1995, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

In prior years, the Company classified certain loans meeting the in-substance foreclosure criteria as Other Real Estate Owned (OREO). Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets that were not in its possession to loans. Prior periods have been reclassified for comparative purposes.

During the second quarter of 1995, the Company reduced its reserve for loan losses by $300,000. As reflected in the chart below, the bank realized significant recoveries primarily in the second quarter on loans previously charged off or placed in nonearning assets.

The following is a summary of the Reserve for Loan Losses for the nine months ended September 30, 1995 and 1994 (in thousands):


                                                                                           September  30,
                                                                                     ------------------------
                                                                                        1995          1994
                                                                                     ----------    ----------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,137  $      2,846
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .            (300)          250
    Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (458)         (399)
    Recoveries of loans charged off . . . . . . . . . . . . . . . . . . . . . .             875           326
                                                                                   ------------  ------------
      Net loan (losses) recoveries  . . . . . . . . . . . . . . . . . . . . . .             417           (73)
                                                                                   ------------  ------------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,254  $      3,023
                                                                                   ============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and nine months ended September 30, 1995 compared to September 30, 1994.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 1995 compared to the same period in 1994. Net income for the quarter and nine months ended September 30, 1995 was $1,134,000 and $3,344,000, as compared to $1,079,000 and $2,494,000 for the same period in 1994.

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 1995 was $4,224,000 and $12,491,000, an increase of $45,000 and $903,000 or 1.1% and
7.8%, respectively, when compared to the same periods in 1994. The net interest spread increased from 3.5% to 3.6% from September 30, 1994 to September 30, 1995.

During the nine months ended September 30, 1995, Average Loans, funded primarily by average deposit growth, increased $9,170,000 or 4.7%, compared to the same period in 1994. The average yield on loans increased from 8.4% at September 30, 1994 to 9.0% at September 30, 1995 reflecting the higher average overall interest rates.

Average Securities increased $2,127,000 or 1.3% for the nine months ended September 30, 1995 when compared to 1994. The overall yield on Average Securities increased to 6.1% during the nine months ended September 30, 1995, up from 5.3% during the same period in 1994 as a result of the higher overall average interest rates. The net result during the first nine months of 1995 was an increase in interest income from Securities of $1,095,000 or 17.1% compared to the same period in 1994 as a direct result of higher average overall yields.

Interest income from federal funds and other interest earning assets increased $68,000 or 14.5% for the nine months ended September 30, 1995 when compared to 1994. During this time the average balance decreased 19.2% and the yield increased from 4.2% in 1994 to 5.9% in 1995. The change is primarily a result of an average overall increase in the yield on Federal Funds Sold.

Total interest expense increased $1,762,000 or 23.1% to $9,402,000 during the nine months ended September 30, 1995 as compared to $7,640,000 during the same period in 1994. The increase was attributable to higher average interest rates along with an increase in Average Interest Bearing Liabilities of $3,421,000 or 1.1%. The average rate of interest bearing liabilities increased to 4.1% in 1995 from 3.4% in 1994.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                              --------------------------------------------------------------------------------

                               AVERAGE                   YIELD OR            AVERAGE                YIELD OR
                               VOLUME       INTEREST     RATE PAID            VOLUME     INTEREST    RATE PAID
                              --------------------------------------------------------------------------------
                                                            (Dollars in thousands)
                               Nine Months Ended September 30, 1995        Nine Months Ended September 30, 1994
                              --------------------------------------       ------------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  204,720   $  13,854          9.0%         $  195,550  $   12,352         8.4%
 Investment Securities           76,932       3,342          5.8%             65,623       2,494         5.1%
 Mortgage-backed Securities      87,084       4,159          6.4%             96,266       3,912         5.4%
 Other Interest Earning
  Assets                         12,127         538          5.9%             15,005         470         4.2%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                          380,863      21,893          7.7%            372,444      19,228         6.9%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  296,890   $   9,052          4.1%         $  291,537  $    7,262         3.3%
 Other Interest Bearing
  Liabilities                     9,505         350          4.9%             11,437         378         4.4%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST BEARING
LIABILITIES                     306,395       9,402          4.1%            302,974       7,640         3.4%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.6%                                        3.5%
                                                            =====                                       =====



Noninterest Income

Noninterest income was $897,000 and $2,907,000 for the quarter and nine months ended September 30, 1995 compared to $903,000 and $2,737,000 for the same period in 1994. A $219,000 increase in gains on sales of securities available for sale, occurring primarily during the second quarter of 1995, accounted for most of the change when comparing the nine month periods. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

Other noninterest income decreased $50,000 and $110,000 for the quarter and nine months ended September 30, 1995 due to decreases in income from other real estate owned and other recoveries. The number of OREO properties on the Company's books has continued to decrease and some properties were sold at a gain during the quarter and nine months ended September 30, 1994.

The market value of the entire securities portfolio at September 30, 1995 was $161,427,000 with a net unrealized gain on that date of $1,613,000. The net unrealized gain is comprised of $2,103,000 in unrealized gains and $490,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $3,546,000 and $11,037,000 for the quarter and nine months ended

September 30, 1995, compared to $3,509,000 and $10,702,000 for the same period of 1994, representing an increase of $37,000 and $335,000 for the respective periods.

Salaries and employee benefits increased $256,000 or 4.1% during the nine months ended September 30, 1995 when compared to the same period in 1994. Increased direct salary and retirement expense due to additional personnel accounted for most of this change.

Net occupancy expense increased $213,000 or 21.1% during the nine months ended September 30, 1995 when compared to the same period in 1994. The opening of the new motor bank facility and the operations annex during the fourth quarter of 1994 contributed to the increase.

FDIC insurance decreased $223,000 and $190,000 or 110.4% and 32.3% for the quarter and nine months ended September 30, 1995 compared to the same periods of 1994. During August 1995, the FDIC announced a decrease in the insurance premiums from .23 per hundred dollar of deposits insured to .04 per hundred dollar insured effective June 1, 1995. As a result, Southside Bank received a refund of $230,000 in September 1995.

Advertising, travel and entertainment expense was $241,000 and $653,000 for the quarter and nine months ended September 30, 1995, compared to $171,000 and $557,000 for the same period of 1994, representing an increase of $70,000 and $96,000 or 40.9% and 17.2%. Increases in direct advertising and donations accounted for most of this change for the quarter and nine months.

Other expense was $549,000 and $1,543,000 for the quarter and nine months ended September 30, 1995, an increase for the quarter of $126,000 and a decrease of $72,000 for the nine month period. Professional fees have increased as a result of the Company opting to outsource various functions such as compliance, internal audit and computer programming rather than increasing personnel. Also contributing to the increase for the quarter was an increase in net OREO expenses due to OREO gains realized during the third quarter of 1994.

Provision for Income Taxes

The provision for tax expense ratio for the nine months ended September 30, 1995 was 28.3% compared to 26.1% for the nine months ended September 30, 1994. The increased income tax expense is a result of higher pre-tax income with relatively little change in tax-free income for the nine months ended September 30, 1995 compared to September 30, 1994.

Capital Resources

Total shareholders' equity for the Company at September 30, 1995, of $31,402,000 was up 14.1% or $3,878,000 from December 31, 1994, and represented
7.3% of total assets versus 6.5% at December 31, 1994. Items increasing shareholders' equity during the nine months ended September 30, 1995 were net income of $3,344,000, common stock issued through dividend reinvestment of $147,000 and $1,239,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $585,000 in dividends paid to shareholders during the second quarter and the purchase of 26,339 shares of treasury stock for $267,000. During the third quarter of 1995, the Company issued a 5% stock dividend, which had no effect on Total Shareholders' Equity.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of September 30, 1995, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At September 30, 1995, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

It is management's intention to maintain the Company's capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly. Regulatory authorities require that any dividend payments made by either the Company or Southside Bank not exceed earnings for that year.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At September 30, 1995, these investments were 23.8% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $9,170,000 or 4.7% from the nine months ended September 30, 1994 to September 30, 1995. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to expanded mortgage loan products, favorable real estate market conditions and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the third quarter and nine months ended September 30, 1995, loan charge-offs were $228,000 and $458,000 and recoveries were $57,000 and $875,000, respectively, resulting in net charge-offs of $171,000 and net recoveries of $417,000 for the quarter and nine months ended September 30, 1995. For the nine months ended September 30, 1994, loan charge-offs exceeded recoveries by $74,000. During the second quarter of 1995, the Company reduced its reserve for loan losses by $300,000. This was due to the significant recoveries realized during the quarter and based on the Company's review of the loan loss reserve.

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

OREO represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosure criteria. As a result of the adoption of FAS114, the Company reclassified in-substance foreclosed assets in these categories to loans. The OREO consists of primarily raw land and oil and gas interests. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at September 30, 1995 were $2,401,000, down $714,000 or 22.9% from $3,115,000 at September 30, 1994. The balance of OREO at September 30, 1995 decreased $191,000 or 41.2% since September 30, 1994 as a result of sales. From September 30, 1994 to September 30, 1995 nonaccrual loans decreased $337,000 or 20% and restructured loans decreased $363,000 or 51.3%.

Expansion

The Company's new South Broadway branch opened on April 24, 1995. Construction began during the third quarter of 1995 on the expansion of the North Tyler branch motor bank facility. Remodeling and expansion of the main bank facilities on South Beckham is also currently in the planning phase.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                  Exhibit
                    No.
                 ---------
                    27    -    Financial Data Schedule for the nine months ended September 30, 1995.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          SOUTHSIDE BANCSHARES, INC.
                                                  (Registrant)





                                          BY:     /s/      B.G. HARTLEY
                                                      ----------------------------------------------------
                                                           B.G. Hartley, Chairman of the Board
                                                           and Chief Executive Officer
                                                           (Principal Executive Officer)


DATE:   11-09-95
     ---------------------------------



                                                  /s/      LEE R. GIBSON
                                                      -----------------------------------------------------
                                                           Lee R. Gibson, Executive Vice
                                                           President (Principal Financial
                                                           and Accounting Officer)



DATE:   11-09-95
     ---------------------------------

                               INDEX TO EXHIBITS



Exhibit                       Description
-------                       -----------
 27        Financial Data Schedule for the nine months ended September 30, 1995.
