Form 10-K
period 1995-12-31
SOUTHSIDE BANCSHARES INC
filed 1996-03-29
CIK 705432

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  Form 10-K
(MARK ONE)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----------           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                     OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----------          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM____________TO____________

                         COMMISSION FILE NUMBER 0-12247

                           Southside Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                   75-1848732
        (State of incorporation)            (I.R.S. Employer Identification No.)

     1201 S. BECKHAM, TYLER, TEXAS                          75701
 (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (903) 531-7111

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
           Title of each class                     on which registered
           -------------------                    ---------------------
                  NONE                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES  X   NO
                                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.              [ ]

     As of March 8, 1996, 3,141,393 shares of common stock of Southside Bancshares, Inc. were outstanding and the aggregate market value of such common stock held by nonaffiliates (based upon the last transaction known by registrant on or before that date) was $34,150,155.

                      DOCUMENTS INCORPORATED BY REFERENCE
(a) Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 24, 1996. (Part III)


================================================================================

                                     PART I


ITEM 1.  BUSINESS

GENERAL

      Southside Bancshares, Inc. (the "Company"), a Texas corporation, is a bank holding company organized in 1982, which at December 31, 1995, owned all of the capital stock of one commercial bank in Texas, Southside Bank, and one nonbank subsidiary, which did not conduct any business in 1995. As a bank holding company, the Company may own or control more than one bank and furnish services for such banks. Unless the context otherwise requires, references in this Report to the Company include Southside Bank and the nonbank subsidiary.

      The Company provides its subsidiaries with advice and coordination of activities in the area of accounting, public relations and business development. Southside Bank operates under the day-to-day management of its own officers and directors; and, it formulates its own policies with respect to lending practice, investment activities, asset liability management, service charges and other banking matters. At this time the Company conducts no business except with respect to Southside Bank and the nonbank subsidiary.

FORWARD-LOOKING INFORMATION

      The statements contained in this Annual Report on Form 10K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Item 1. Business and Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulations and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

EXPANSION

      The Company's new South Broadway branch facility opened April 24, 1995 replacing the smaller existing facility. During the year ended December 31, 1995, the Company acquired land adjacent to the bank's existing North Tyler branch and began construction on a new seven lane motor bank facility.

      Remodeling and expansion of the main bank headquarters on South Beckham will begin during 1996.

SERVICE AREAS

      Southside Bank is the largest Tyler based bank in total deposits in the Tyler Metropolitan Area, which includes Smith County. The Tyler Metropolitan Area has a population of approximately 151,000. Tyler is the retail center of East Texas and also has considerable oil and gas related industry as well as manufacturing interests. In addition, it is the medical center of East Texas with three major hospitals serving the area.

BANKING SERVICES

      Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, inventory and accounts receivable financing, equipment financing, real estate lending, safe deposit services, savings accounts and various savings programs, interest and noninterest bearing checking accounts and other personal loans. Southside Bank makes automobile and other installment loans as well as home improvement and mortgage loans to its customers. The Bank also offers its own credit card. Southside Bank also makes indirect automobile loans through area auto dealers. Through its affiliate, BSC Securities, L.C., which is partially owned by Southside Bank, the bank offers full retail brokerage securities services. Southside Bank offers automatic teller machine facilities and services through a statewide system known as "Moneymaker."

      Trust services are provided by Southside Bank, primarily to individuals and to a lesser extent partnerships and corporations. Such services include investment, management, administration and advisory services for trust accounts. Southside Bank can act as trustee of living, testamentary, and employee benefit trusts and as executor or administrator of estates.

THE BANKING INDUSTRY IN TEXAS

      The banking industry is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's a mild recovery appeared to be underway in East Texas and much of the nation. This recovery continued into 1994 and 1995 and at this time the economic activity in the State and East Texas appears to be improving with some growth areas resulting. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

      The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. In the past few years other financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions have begun to compete more vigorously for a share of the financial services market.
Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 removes state law barriers to acquisitions in all states and allows multi-state banking operations to merge into a single bank with interstate branches. The interstate branching provisions will become effective on June 1, 1997 unless a state takes action before that time. A state can pass laws either to opt in early or to opt out completely, as long as they act before June 1, 1997. The Texas Legislature has voted to opt out until 1999. When Texas opts in, the conditions described above will enhance an already attractive environment for the large out-of-state money center banking organizations to expand into Texas and specifically into the service area of the Company. Currently, the Company must compete against some institutions located in Tyler, Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition it faces to continue to increase.

EMPLOYEES

      At December 31, 1995, the Company employed 236 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company and Southside Bank as of December 31, 1995, were as follows:

B. G. Hartley (Age 66), Chairman of the Board of the Company since 1983. He was elected President of the Company in 1982. He also serves as Chairman of the Board, President and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the bank's inception in 1960.

Robbie N. Edmonson (Age 63), President of the Company since 1983. He is currently Vice Chairman of the Board and Chief Administrative Officer of the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Sam Dawson (Age 48), Executive Vice President and Secretary of the Company and Executive Vice President and Trust Officer of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1982 and of Southside Bank during 1975.

James F. Deakins (Age 62), Senior Vice President - Loan Review of the Company since 1988. He joined Southside Bank in 1987 as a Vice President in commercial lending.

Lee R. Gibson (Age 39), Executive Vice President and Chief Accounting Officer of the Company and Executive Vice President of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

Titus E. Jones (Age 51), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1987. Mr. Jones served as the President of Southside Bank's branch at South Broadway while it was a separately chartered bank from 1984 to 1987.

Jeryl Story (Age 44), Executive Vice President - Loan Administration of the Company's subsidiary, Southside Bank, since 1985. He joined Southside Bank in 1979 as an officer in Loan Documentation.

H. Andy Wall (Age 55), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1984. Mr. Wall joined Southside Bank in 1968 and became an officer in 1969.

      All the individuals named above serve in their capacity as officers of the Company and its subsidiaries at the pleasure of the Board of Directors.

SUPERVISION AND REGULATION

      As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Board") and is required to file with the Board an annual report and such other material as the Board may require pursuant to the Bank Holding Company Act of 1956 (the "Act"). The Company and its subsidiaries are subject to examination by the Board. The Company must obtain prior approval of the Board for the acquisition of more than 5% of the voting shares or substantially all the assets of any bank or bank holding company. After an application to acquire a state or national bank in Texas has been accepted for filing by the Board, the Company must submit a copy of that application to the Texas Banking Commissioner (the "Commissioner") pursuant to the Texas Banking Code of 1943 (the "Code"). The Commissioner must advise the Board of her recommendations. If the Commissioner recommends that the application be denied, the applicant is entitled to request a hearing. The Company is prohibited from acquiring the assets or more than 5% of the voting shares of a bank located outside Texas unless the acquisition is specifically authorized by the statutes of the state in which said bank is located.

      The Company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company not a bank or bank holding company and from engaging in activities other than banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, engage in, and may own shares of companies engaged in, certain activities found by the Board to be "so closely related to banking or managing or controlling banks as to be a proper incident thereto." After an application to engage in any of these activities has been accepted for filing by the Board, the Company must submit a copy of that application to the Commissioner, pursuant to the Code, for a determination as to whether the application should be approved. The Commissioner is required to deny the application, unless she finds the proposed activities will produce benefits to the public, such as greater convenience or increased competition, that outweigh possible adverse effects, such as unfair competition, conflicts of interest or unsound banking practices.

      Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. The Board has subpoena powers with respect to applications and other proceedings under the Act and possesses cease and desist powers over bank holding companies and their nonbank subsidiaries with respect to actions deemed to represent unsafe and unsound practices or violations of applicable laws. In addition, the Board can require a bank holding company to terminate any nonbank activity, or divest any nonbank subsidiary, if it deems that the activity or subsidiary constitutes a serious risk to the financial safety, soundness or stability of any of its subsidiary banks.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 made a number of changes in the legal environment for insured banks, including reduction in insurance coverage for certain kinds of deposits, increases in consumer-oriented requirements, and major revisions in the process of supervision and examination of depository institutions. Deposit insurance changes impose new limits on brokered deposits, coverage of certain pension deposits and foreign branch and uninsured deposits that had previously received de facto protection under the "too big to fail" policy.

      The operations of Southside Bank are also subject to numerous laws and regulations relating to the extension of credit and making of loans to individuals. Such laws include the Federal Consumer Credit Protection Act, which regulates, among other things, disclosure of credit terms, credit advertising, credit billing and collection, and expansion of credit, and the Texas Consumer Credit Code and Texas Consumer Protection Code, which regulate, among other things, interest rates, disclosure of credit terms and practices relating to the extension and collection of credit. In addition, remedies to the borrower and penalties to the lender are provided for failure of the lender to comply with such laws and regulations. The scope and requirements of such laws and regulations have been expanded significantly in recent years.

CAPITAL GUIDELINES

      Southside Bank is regulated by the Texas Department of Banking (the "State") and the Federal Deposit Insurance Corporation (the "FDIC"). The State requires Southside Bank to maintain capital at a minimum of 6% of total assets. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

      On December 31, 1995, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 1995 were in excess of the minimum requirements.

      Also see discussion of "Capital Resources" under Item 7.

USURY LAWS

      Texas usury laws limit the rate of interest that may be charged by state banks. Certain Federal laws provide a limited preemption of Texas usury laws. The maximum rate of interest that Southside Bank may charge on direct business loans under Texas law varies between 18% per annum and (i) 28% per annum for business and agricultural loans above $250,000 or (ii) 24% per annum for other direct loans. Texas floating usury ceilings are tied to the 26-week United States Treasury Bill Auction rate. Other ceilings apply to open-end credit card loans and dealer paper purchased by Southside Bank. A Federal statute removes interest ceilings under usury laws for loans by Southside Bank which are secured by first liens on residential real property.

ECONOMIC ENVIRONMENT

      The monetary policies of regulatory authorities, including the Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. The Board regulates the national supply of bank credit. Among the means available to the Board are open market operations in United States Government Securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member and nonmember bank deposits, and loans and limitations on interest rates which member banks may pay on time or demand deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

      Also see discussion of "Banking Industry in Texas" under Item 1.

ITEM 2.  PROPERTIES

      Southside Bank owns the following properties:

      - A two story building in Tyler, Texas, at 1201 South Beckham Avenue, a parking lot across the street and the property adjacent to the main bank building, known as the Southside Bank Annex. These properties house the executive offices of Southside Bancshares, Inc..

      - Property and a building directly adjacent to the building housing the Southside Bank Annex. The building is referred to as the Operations Annex, where various back office lending and accounts payable operations take place.

      - Land and building located at 1010 East First Street in Tyler where the Motor Bank facilities are located and which includes fourteen drive-thru teller stations.

      - 4.05 acres of land located at the intersection of South Broadway and Grande Boulevard in Tyler. The entire tract is occupied by Southside Bank's South Broadway branch, which currently provides a full line of banking services.

      - Property near its South Broadway branch where the new Motor Bank facility is located. The new Motor Bank facility opened October 17, 1994. This property was previously held in other real estate owned by Southside Bank.

      - Nine Automatic Teller Machine (ATM) facilities located throughout Tyler and Smith County.

      - Building located in the downtown square of Tyler which houses Southside Bank's Downtown branch, providing a full line of banking services.

      - Land immediately adjacent to the bank's North Tyler branch on which drive-thru facilities will be built.


ITEM 3.  LEGAL PROCEEDINGS

      Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company, after consulting with its legal counsel, believes that liability resulting from any of these proceedings will not have a material effect on the financial position or results of operations of the Company or Southside Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the three months ended December 31, 1995, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

      The Company's common stock is not actively traded on any established public trading market. The high/low prices shown below were acquired from shareholders voluntarily advising the transfer agent. Accordingly, the market information is incomplete. However, the per share prices listed below are, to the Company's knowledge, generally representative of transactions for the periods reported. During the third quarter of 1995, 1994 and 1993, the Company declared and paid a 5% stock dividend.

    Year Ended                  1st qtr.           2nd qtr.           3rd qtr.            4th qtr.
-----------------          ----------------   ----------------   -----------------   -----------------
December 31, 1995          $  10.00 -  9.50   $  12.00 - 10.00   $   12.50 - 12.00   $   13.50 - 12.50
December 31, 1994          $  11.00 - 10.00   $  11.00 -  9.88   $   10.00 -  9.00   $    9.50 -  9.10

      See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

      There were approximately 1,135 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of December 31, 1995.

DIVIDENDS

      Cash dividends declared and paid were $.35 per share for the year ended December 31, 1995 and $.25 per share for each of the years ended December 31, 1994 and 1993. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 1995, 1994 and 1993. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

      This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report (in thousands, except per share data).

                                                                                           Six Mos.    Year
                                                              Years Ended                   Ended      Ended
                                                              December 31,                 Dec. 31,   June 30,
                                             -------------------------------------------  ---------  ---------
                                               1995        1994       1993        1992       1991       1991
                                             ---------  ---------  ---------   ---------  ---------  ---------
Interest & Deposit Service Income . . . .    $  32,342  $  28,822  $  26,812   $  27,700  $  14,983  $  30,149
                                             =========  =========  =========   =========  =========  =========

Investment Securities . . . . . . . . . .    $  76,919  $  82,720  $  69,220   $  59,086  $  55,504  $  56,051
                                             =========  =========  =========   =========  =========  =========

Mortgage-backed and Related Securities  .    $  99,407  $  88,080  $ 116,451   $ 120,245  $  85,589  $  76,000
                                             =========  =========  =========   =========  =========  =========

Loans, Net of Allowance for Loan Loss . .    $ 225,461  $ 197,853  $ 180,763   $ 158,197  $ 153,773  $ 148,116
                                             =========  =========  =========   =========  =========  =========

Deposits  . . . . . . . . . . . . . . . .    $ 388,308  $ 385,102  $ 352,355   $ 350,416  $ 315,008  $ 306,655
                                             =========  =========  =========   =========  =========  =========

Long-term Obligations . . . . . . . . . .    $  13,686  $   7,997  $   8,850   $          $          $
                                             =========  =========  =========   =========  =========  =========

Net Income  . . . . . . . . . . . . . . .    $   4,532  $   3,519  $   4,015   $   2,586  $     715  $     751
                                             =========  =========  =========   =========  =========  =========

Net Income Per Common Share . . . . . . .    $    1.47  $    1.13  $    1.30   $     .85  $     .24  $     .25
                                             =========  =========  =========   =========  =========  =========

Cash Dividends Declared Per Common Share     $     .35  $     .25  $     .25   $     .25  $     .10  $     .20
                                             =========  =========  =========   =========  =========  =========

Total Assets  . . . . . . . . . . . . . .    $ 448,673  $ 426,221  $ 404,216   $ 376,949  $ 342,158  $ 331,693
                                             =========  =========  =========   =========  =========  =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - December 31, 1995 compared to December 31, 1994

      The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1995 and 1994 and financial condition as of December 31, 1995 and 1994. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to retroactively reflect stock dividends paid in September 1995, 1994 and 1993.

OVERVIEW

      During the year ended December 31, 1995, the Company's net income increased $1,013,000 or 28.8% to $4,532,000, compared to $3,519,000 for the same period in 1994. The change in net income was primarily attributable to an increase in net interest income, a negative provision in the reserve for loan losses, a significant reduction in FDIC insurance expense and an increase in the gain on the sale of securities available for sale.

EARNING ASSETS

      Average Interest Earning Assets, totaling $385.8 million at December 31, 1995, increased $11.1 million or 3.0% over December 31, 1994 primarily as a result of increases in Average Loans. During the year ended December 31, 1995 the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 54.2% of Total Average Interest Earning Assets compared to 52.4% during 1994. Securities averaged 43.2% of the total and Other Interest Earning Asset categories averaged 2.6% for December 31, 1995. During 1994 the comparable mix was 44.3% in Securities and 3.3% in the Other Interest Earning Asset categories.

      Average Loans increased during 1995, by $12.7 million or 6.5% from 1994 with increases occurring primarily in real estate and loans to individuals.

      Average Securities increased $.8 million or .5% during the year ended December 31, 1995 compared to 1994. The mix of Average Securities between taxable and tax-exempt securities changed to 82% taxable and 18% tax-exempt for the year ended 1995 from 82.6% taxable and 17.4% tax-exempt for 1994. Average Other Interest Earning Assets, consisting primarily of Federal Funds Sold, decreased $2.4 million or 19.4% during the year ended December 31, 1995 compared to 1994. The decrease in Federal Funds balances contributed to the increase in Average Loans and Average Securities.

      The mix of taxable securities reflected a decrease in Mortgage-backed Securities. Average Mortgage-backed Securities represented 53.5% of the total securities portfolio for 1995 compared to 56.9% for 1994.

      The table on the following page represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 1995, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                                After One
                                                             Due in One        but within         After Five
                                                             Year or Less       Five Years          Years
                                                           ---------------   ---------------    --------------
                                                                             (in thousands)
Construction Loans  . . . . . . . . . . . . . . . . . .    $         3,451   $           804    $          303
Real Estate Loans-Other . . . . . . . . . . . . . . . .             41,707            45,198            17,440
Commercial and Financial Loans  . . . . . . . . . . . .             34,849             8,107             1,261
All Other Loans . . . . . . . . . . . . . . . . . . . .             33,015            42,328               315
                                                           ---------------   ---------------    --------------
      Total Loans . . . . . . . . . . . . . . . . . . .    $       113,022   $        96,437    $       19,319
                                                           ===============   ===============    ==============

Loans with Maturities After
  One Year for Which:                 Interest Rates are Fixed or Predetermined                 $      114,227
                                      Interest Rates are Floating or Adjustable                 $        1,529

     *The volume of commercial and industrial loans due within one year reflects the Company's general policy of limiting such loans to a short term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

      As discussed under "Item 7. Securities," the Company adopted FAS115 effective December 31, 1993 which changed the way the Company classifies and accounts for debt and equity securities.

      The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities for the years ended December 31, 1995, 1994 and 1993 (in thousands).

                                                                              December 31,
                                                             -------------------------------------------------
Available for Sale:                                                1995            1994              1993
                                                             ---------------- ---------------  ---------------
U. S. Treasury  . . . . . . . . . . . . . . . . . . . . .    $          7,064 $         9,854  $        26,235
U. S. Government Agencies . . . . . . . . . . . . . . . .              25,464          14,930            3,668
Mortgage-backed Securities:
   Direct Govt. Agency Issues . . . . . . . . . . . . . .              61,988          26,231           98,800
   Other Private Issues . . . . . . . . . . . . . . . . .               3,435           1,423            4,607
State and Political Subdivisions  . . . . . . . . . . . .              40,291             911            5,518
Other Stocks and Bonds  . . . . . . . . . . . . . . . . .               3,577           2,005            1,939
                                                             ---------------- ---------------  ---------------

      Total . . . . . . . . . . . . . . . . . . . . . . .    $        141,819 $        55,354  $       140,767
                                                             ================ ===============  ===============


                                                                              December 31,
                                                             --------------------------------------------------
Held to Maturity:                                                  1995             1994             1993
                                                             ---------------- ---------------- ----------------
U. S. Treasury  . . . . . . . . . . . . . . . . . . . . .    $                $         7,016  $         3,115
U. S. Government Agencies . . . . . . . . . . . . . . . .               1,665          20,124              607
Mortgage-backed Securities:
   Direct Govt. Agency Issues . . . . . . . . . . . . . .              32,675          58,340           13,044
   Other Private Issues . . . . . . . . . . . . . . . . .               1,309           2,086
State and Political Subdivisions  . . . . . . . . . . . .                 970          29,633           27,519
Other Stocks and Bonds  . . . . . . . . . . . . . . . . .                                 252            2,558
                                                             ---------------- ---------------  ---------------

      Total . . . . . . . . . . . . . . . . . . . . . . .    $         36,619 $       117,451  $        46,843
                                                             ================ ===============  ===============


      The maturities classified according to the sensitivity to changes in interest rates of the December 31,1995 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.


                                                                MATURING OR REPRICING
                                       ------------------------------------------------------------------------
                                                                (dollars in thousands)

                                                             After 1 But     After 5 But
                                         Within 1 Yr.       Within 5 Yrs.   Within 10 Yrs.    After 10 Yrs.
                                       ----------------  ---------------- ----------------- -------------------
Available For Sale:                    Amount    Yield    Amount   Yield   Amount    Yield   Amount     Yield
                                       --------  ------  --------  ------ --------  ------- ---------  --------
U.S. Treasury . . . . . . . . . . .    $  5,004   5.39%  $ 2,060    5.91% $                 $
U.S. Government Agencies  . . . . .      22,906   6.24%    2,558    5.92%
Mortgage-backed Securities  . . . .      27,987   6.75%   21,872    6.57%   15,564    6.78%
State and Political Subdivisions  .       4,322   7.35%   18,433    7.25%   10,442    7.23%     7,094    7.42%
Other Stocks and Bonds  . . . . . .       3,228   6.12%                                           349    3.15%
                                       --------          -------          --------          ---------
     Total  . . . . . . . . . . . .    $ 63,447   6.47%  $44,923    6.78% $ 26,006    6.96% $   7,443    7.22%
                                       ========          =======          ========          =========



                                                                 MATURING OR REPRICING
                                       ----------------------------------------------------------------------
                                                               (dollars in thousands)

                                                           After 1 But      After 5 But
                                          Within 1 Yr.    Within 5 Yrs.    Within 10 Yrs.    After 10 Yrs.
                                       ---------------- ----------------  ----------------  -----------------
Held to Maturity:                       Amount   Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                       -------- ------- --------- ------  --------  ------  --------  -------
U.S. Treasury . . . . . . . . . . .    $                 $                $                 $
U.S. Government Agencies  . . . . .         461   6.43%    1,204    6.43%
Mortgage-backed Securities  . . . .      11,208   6.54%   21,670    7.13%    1,106    7.56%
State and Political Subdivisions  .         397   5.80%      573    6.30%
Other Stocks and Bonds  . . . . . .
                                       --------          -------          --------          ---------

     Total  . . . . . . . . . . . .    $ 12,066   6.51%  $23,447    7.07% $  1,106    7.56% $
                                       ========          =======          ========          =========


DEPOSITS AND BORROWED FUNDS

      Deposits provide a financial institution with its chief source of funds. The increase of $8.2 million or 2.2% in Average Total Deposits during 1995 provided the Company with funds for the growth in earning assets discussed previously. Average Time Deposits increased $11.2 million or 7% during 1995 compared to 1994. Average Noninterest Bearing Demand Deposits increased during 1995 $3.4 million or 4.6%. Average Interest Bearing Demand Deposits decreased during 1995 by $6.1 million or 5.2% while Average Saving Deposits decreased $.4 million or 2.4%. The latter three categories, which are considered the lowest cost deposits, comprised 54.3% of total average deposits during the year ended December 31, 1995 compared to 56.3% during 1994 and 55.2% during 1993. The increase in Average Total Deposits is reflective of overall bank growth and was the primary source of funding the increase in Average Loans.

      The following table sets forth the Company's deposit averages by category for the years ended December 31, 1995, 1994 and 1993.

                                                                           COMPOSITION OF DEPOSITS
                                                                            (dollars in thousands)

                                                                            Years Ended December 31,
                                                           ------------------------------------------------------
                                                                  1995              1994               1993
                                                           ----------------- -----------------  -----------------
                                                             AVG.      AVG.     AVG.     AVG.      AVG.     AVG.
                                                            BALANCE    RATE   BALANCE    RATE    BALANCE    RATE
                                                           --------  ------- ---------  ------  ---------  ------
Noninterest Bearing Demand Deposits . . . . . . . . . .    $ 78,338      N/A $  74,918     N/A  $  68,401     N/A
Interest Bearing Demand Deposits  . . . . . . . . . . .     111,063    2.78%   117,116   2.63%    108,899   2.64%
Savings Deposits  . . . . . . . . . . . . . . . . . . .      14,931    2.76%    15,295   2.57%     14,067   2.65%
Time Deposits . . . . . . . . . . . . . . . . . . . . .     172,228    5.11%   161,000   4.09%    155,488   3.80%
                                                           --------          ---------          ---------

     Total Deposits . . . . . . . . . . . . . . . . . .    $376,560    3.26% $ 368,329   2.73%  $ 346,855   2.64%
                                                           ========          =========          =========


      Average borrowed funds consisting of Short-Term Borrowings, primarily in the form of Federal Funds Purchased, decreased $.7 million or 28.9% during 1995 when compared to 1994.

      Average Long Term Obligations consisting of FHLB Dallas Advances increased in 1995 to $8.9 million compared to $8.4 million in 1994. The advances were obtained from FHLB Dallas to fund long-term loans. Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock, nonspecified real estate loans and mortgage-backed securities.

      During the year ended December 31, 1995 total certificates of deposit of $100,000 or more increased $1.6 million or 3.6% from December 31, 1994. This increase was due to overall bank growth.

      The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Company at December 31, 1995 and 1994.

                                              December 31, 1995                        December 31, 1994
                                   --------------------------------------- --------------------------------------
                                      Time          Other                      Time         Other
                                   Certificates     Time                   Certificates     Time
                                   of Deposit      Deposit        Total     of Deposit     Deposit       Total
                                   ------------  -----------  ------------ ------------  ----------- ------------
                                                                  (in thousands)
Three months or less  . . . . .    $      8,157  $       377  $      8,534 $     10,751  $     1,623 $     12,374
Over three to six months  . . .           9,717        1,623        11,340        9,230          377        9,607
Over six to twelve months . . .           8,859                      8,859        7,409                     7,409
Over twelve months  . . . . . .          15,606                     15,606       13,391                    13,391
                                   ------------  -----------  ------------ ------------  ----------- ------------

          Total . . . . . . . .    $     42,339  $     2,000  $     44,339 $     40,781  $     2,000 $     42,781
                                   ============  ===========  ============ ============  =========== ============



      The tables on the following pages present average balance sheet amounts and average yields for the years ended December 31, 1995, 1994 and 1993. The information should be reviewed in conjunction with the other financial statements in this presentation. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.

                                                         AVERAGE BALANCES AND INTEREST RATES
                                                              (dollars in thousands)
                                                                    Years Ended
                             ---------------------------------------------------------------------------------------
                                  December 31, 1995             December 31, 1994            December 31, 1993
                             ----------------------------  ---------------------------  ----------------------------
                               AVG.                  AVG.     AVG.                AVG.     AVG.                AVG.
ASSETS                        BALANCE    INTEREST    RATE   BALANCE   INTEREST    RATE   BALANCE   INTEREST    RATE
------                       ---------  ----------  -----  --------- ----------  -----  --------- ----------  ------
INTEREST EARNING ASSETS:
Loans(1)  . . . . . . .      $ 209,141  $  18,861   9.02% $ 196,436  $  16,714   8.51% $ 170,409  $  14,500   8.51%
Securities:
Inv. Sec. (Taxable) . .         45,452      2,839   6.25%    40,672      2,134   5.25%    34,885      1,851   5.31%
Inv. Sec.
 (Tax-Exempt)(2)  . . .         29,965      1,504   5.02%    28,802      1,433   4.98%    24,349      1,247   5.12%
Mortgage-backed Sec.  .         89,151      5,673   6.36%    94,389      5,255   5.57%   114,281      6,376   5.58%
Marketable Equity Sec.           2.068        121   5.85%     1,976        102   5.16%       861         16   1.86%
Trading Account Sec.  .                                                                      147          4   2.72%
Interest Earning
 Deposits . . . . . . .            411         25   6.08%       341         12   3.52%       204          4   1.96%
Federal Funds Sold  . .          9,576        567   5.92%    12,045        522   4.33%     3,315         99   2.99%
                             ---------  ---------         ---------  ---------         ---------  ---------
Total Interest
 Earning Assets . . . .        385,764     29,590   7.67%   374,661     26,172   6.99%   348,451     24,097   6.92%
                                        ---------                    ---------                    ---------

NONINTEREST EARNING ASSETS:
Cash and Due From Banks         20,899                       20,368                       18,929
Bank Premises and
 Equipment  . . . . . .         10,717                        7,172                        6,101
Other Assets  . . . . .          7,574                       10,245                       10,115
 Less:  Allowance
   for Loan Loss  . . .         (3,323)                      (3,025)                      (2,965)
                             ---------                    ---------                    ---------

Total Assets  . . . . .      $ 421,631                    $ 409,421                    $ 380,631
                             =========                    =========                    =========

LIABILITIES AND SHARE-
----------------------
HOLDERS' EQUITY:
----------------
INTEREST BEARING
 LIABILITIES:
 Savings Deposits . . .      $  14,931        412   2.76% $  15,295        393   2.57% $  14,067        373   2.65%
 Time Deposits  . . . .        172,228      8,793   5.11%   161,000      6,578   4.09%   155,488      5,908   3.80%
 Interest Bearing
  Demand Deposits . . .        111,063      3,085   2.78%   117,116      3,083   2.63%   108,899      2,872   2.64%
 Federal Funds Purchased
  And Other Interest
  Bearing Liabilities .          1,790         94   5.25%     2,518         84   3.34%     3,004         86   2.86%
 Long Term Interest
  Bearing Liabilities .
  FHLB Dallas . . . . .          8,912        453   5.08%     8,380        406   4.84%     2,562        125   4.88%
                             ---------  ---------         ---------  ---------         ---------  ---------
 Total Interest Bearing
  Liabilities . . . . .        308,924     12,837   4.16%   304,309     10,544   3.46%   284,020      9,364   3.30%
                                        ---------                    ---------                    ---------

NONINTEREST BEARING
LIABILITIES:
Demand Deposits . . . .         78,338                       74,918                       68,401
Other Liabilities . . .          4,184                        3,039                        3,543
                             ---------                    ---------                    ---------
Total Liabilities . . .        391,446                      382,266                      355,964


SHAREHOLDERS' EQUITY  .         30,185                       27,155                       24,667
                             ---------                    ---------                    ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .      $ 421,631                    $ 409,421                    $ 380,631
                             =========                    =========                    =========

NET INTEREST INCOME . .                 $  16,753                    $  15,628                    $  14,733
                                        =========                    =========                    =========

NET YIELD ON AVERAGE
 EARNING ASSETS . . . .                             4.34%                        4.17%                        4.23%
                                                   ======                       ======                       ======


(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2) Interest and rates on securities which are nontaxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

Note: For the years ended December 31, 1995, 1994, and 1993, loans totaling $1,256,000, $627,000 and $1,099,000, respectively, were on nonaccrual status. The current policy is to reverse previously accrued, but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

MANAGEMENT OF LIQUIDITY AND INTEREST RATE SENSITIVITY

      Liquidity management involves the ability to meet the funds flow requirements of borrowers, fulfilling credit requirements and customers withdrawing their funds. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 1995 these investments were 22.7% of Total Assets, as compared with 23.8% for December 31, 1994, and 21.1% for December 31, 1993. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.

      The primary objective of monitoring the Company's interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest sensitivity positions in recent years.

      Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest earning assets and interest bearing liabilities are subject to changes in interest rates either at repricing replacement or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are referred to as interest sensitivity gaps and are usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes asset sensitivity and a negative gap represents liability sensitivity. The table on page 15 shows interest sensitivity gaps for four different intervals as of December 31, 1995.

SECURITIES

      The securities portfolio of the Company plays a primary role in management of the interest rate sensitivity of the Company and, therefore, is managed in the context of the overall balance sheet. The Securities portfolio generates a substantial percentage of the Company's interest income and serves as a necessary source of liquidity.

      Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS115) and accounts for debt and equity securities as follows:

      Held to Maturity (HTM). Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

      Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

      Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

      Prior to the adoption of FAS115, the Company accounted for debt and equity securities as follows:

      Held for Investment. Debt and equity securities classified as held for investment were carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Investments and mortgage-backed securities were classified as held for investment when management had the ability and the intent to hold these securities until maturity considering all foreseeable events and conditions.

      Held for Resale. Debt and equity securities classified as held for resale were carried at lower of cost or market value. Unrealized losses were included in the consolidated statement of operations and retained earnings.

      Prudent management of the investment securities portfolio serves to
optimize portfolio yields.   Management attempts to deploy investable funds
into instruments which are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions.

      The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio increased to $178.4 million on December 31, 1995, compared to $172.8 million on December 31, 1994, an increase of $5.6 million or 3.3%. Mortgage-backed Securities secured by agency guaranteed mortgages increased $11.3 million or 12.9% during 1995 when compared to 1994. State and Political Subdivisions increased $10.7 million or 35.1% during 1995. U.S. Treasury securities decreased during 1995 when compared to 1994 by $9.8 million or 58.1%, U.S. Government Agency securities decreased $7.9 million or 22.6% and Other Stocks and Bonds increased $1.3 million or 58.5% in 1995 compared to 1994. Due to the significant decrease in interest rates along with the flattening of the yield curve, a change in investment strategy was implemented during 1995. A barbell approach was adopted with respect to securities purchased, i.e., the majority of the securities purchased included short duration premium mortgage-backed securities balanced with longer duration municipal securities. This created the same duration as would have been obtained by purchasing intermediate duration securities. In order to implement this strategy, a change in the securities portfolio mix was required and resulted in the changes discussed above.

      The market value of the Securities portfolio at December 31, 1995 was $178.8 million, which represents a net unrealized gain on that date of $2.1 million. The net unrealized gain is comprised of $2.3 million in unrealized gains and $.2 million of unrealized losses. Net unrealized gains and losses on securities available for sale, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined, however; this risk is monitored closely through the use of shock tests on the available for sale securities portfolio using an array of interest rate assumptions.

      In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1995.

      The following table sets forth certain information as of December 31, 1995 with respect to rate sensitive assets and liabilities and interest sensitivity GAP's (dollars in thousands):

Rate Sensitive Assets (RSA)                 1-3 Mos.     4-12 Mos.      1-5 Yrs.    Over 5 Yrs.      Total
                                         ------------  ------------  ------------  ------------   -----------
Loans(1)  . . . . . . . . . . . . . .    $     69,865  $     43,157  $     96,437  $     18,063   $   227,522
Securities  . . . . . . . . . . . . .          35,447        40,066        68,370        34,555       178,438
Other Interest
  Earning Assets  . . . . . . . . . .             320                                                     320
                                         ------------  ------------  ------------  ------------   -----------

Total Rate Sensitive Assets . . . . .    $    105,632  $     83,223  $    164,807  $     52,618   $   406,280
                                         ============  ============  ============  ============   ===========

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits (3) . . . .    $    155,855  $     83,303  $     64,407  $         37   $   303,602
Other Interest
  Bearing Liabilities . . . . . . . .           6,359         4,183         5,314         3,782        19,638
                                         ------------  ------------  ------------  ------------   -----------
Total Rate Sensitive Liabilities  . .    $    162,214  $     87,486  $     69,721  $      3,819   $   323,240
                                         ============  ============  ============  ============   ===========

GAP (2) . . . . . . . . . . . . . . .         (56,582)       (4,263)       95,086        48,799        83,040
Cumulative GAP  . . . . . . . . . . .         (56,582)      (60,845)       34,241        83,040
Cumulative Ratio of RSA
  to RSL  . . . . . . . . . . . . . .             .65           .76          1.11          1.26          1.26
Gap/Total Earning Assets  . . . . . .          (13.9%)        (1.0%)        23.4%         12.0%         20.4%

--------------------------------------------------------------------------------



(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 1995.
(2)  GAP equals Total RSA minus Total RSL.
(3) All Savings, Now and MMDA deposit accounts are included in the 1-3 Mos. column.

   The Asset Liability Management Committee of Southside Bank closely monitors the desired GAP along with various liquidity ratios to insure a satisfactory liquidity position for the Company. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity GAP positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor the Bank's GAP position along with other liquidity ratios. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

CAPITAL RESOURCES

      Total Shareholders' Equity at December 31, 1995, of $33,352,000 increased
21.2 % or $5,828,000 from December 31, 1994 and represented 7.4% of total assets at December 31, 1995 compared to 6.5% at December 31, 1994.

      Net income for 1995 of $4,532,000 was the major contributor to the increase in Shareholders' Equity at December 31, 1995 along with unrealized gains of $2,352,000 on securities available for sale. In addition, the Company issued $258,000 in common stock (20,800 shares) through the Company's dividend reinvestment plan. Decreases to Shareholders' Equity consisted of $1,047,000 in dividends paid and the purchase of $267,000 in treasury stock (26,339 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at it's discretion, modify or discontinue the plan. During the third quarter of 1995, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

      The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1995, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At December 31, 1995, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

      The table below summarizes key equity ratios for the Company for the years ended December 31, 1995, 1994 and 1993.

                                                                                 Years Ended December 31,
                                                                          --------------------------------------
                                                                             1995           1994         1993
                                                                          ----------     ----------    ---------
Percentage of Net Income to:
  Average Total Assets  . . . . . . . . . . . . . . . . . . . . .           1.07%           .86%         1.05%
  Average Shareholders' Equity  . . . . . . . . . . . . . . . . .          15.01%         12.96%        16.28%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share  . . . . . . . . . . . . .          23.81%         21.01%        18.25%
Percentage of Average Shareholders'
  Equity to Average Total Assets  . . . . . . . . . . . . . . . .           7.16%          6.63%         6.48%
Leverage - Tier 1 capital to Adjusted Average Total Assets  . . .           7.32%          6.81%         6.48%




LOANS

      The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Loans as of December 31, 1995 increased $27,788,000 or 13.8% while the average balance was up $12,705,000 or 6.5% when compared to 1994. Real Estate Loans as of December 31, 1995 reflected an increase of $10,341,000 or 10.5% from December 31, 1994. Loans to individuals increased $12,937,000 or 20.6% from December 31, 1994. The increase in Real Estate Loans is due to a strong real estate market, lower interest rates and an increased commitment in residential mortgage lending. Loans to individuals increased due to an increase in indirect dealer loans and additional penetration achieved with the bank's branch locations. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of our economy, the risk in this portion of the portfolio is spread throughout the economic community.

      The average yield on loans for the year ended December 31, 1995 increased to 9.0% from 8.5% for the year ended December 31, 1994. This increase was reflective of the repricing characteristics of the loans. Some of the fixed rate loans in 1995 repriced at the higher interest rates in 1994 while some of the fixed rate loans on the books in 1994 repriced in 1993 at lower rates. In addition, while rates declined in 1995, the prime rate did not decline until July 1995 and then it only declined 25 basis points. Prime did not decline again until late December 1995 which had little impact on the overall yield.

      LOANS TO AFFILIATED PARTIES

      In the normal course of business the Company's subsidiary, Southside Bank makes loans to certain of its officers, directors, employees and their related interests. As of December 31, 1995 and 1994 these loans totaled $9,913,000 and $11,743,000, or 29.7% and 42.7% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

      LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

      For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans; Commercial, Financial and Agricultural Loans; and Loans to Individuals.

      REAL ESTATE LOANS

      Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. For example, of the $108.9 million in Real Estate Loans, $49.9 million or 45.8% represent loans secured by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. A significant portion of the remaining Real Estate Loans are secured primarily with owner occupied commercial real estate. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

      The real estate market in the late 1980's and early 1990's in Texas, and more specifically in East Texas, experienced a significant decline in market value. During 1994 and 1995, new appraisals of real estate in the market area appeared to indicate improved real estate values for residential and improved properties.

      Due to the volume of real estate loans contained in the Company's portfolio which are owner occupied, and the appraisal and other real estate lending policies in place which evidences the collateral on these loans, management does not consider the potential impact on the loan loss reserve to be excessive even though real estate loans constitute the largest percentage of loans outstanding. Management also pursues an aggressive policy of reappraisal on any real estate loan which becomes troubled and potential exposures are recognized and reserved for as soon as they are identified. However, the slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

      COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

      Commercial, Financial and Agricultural Loans have traditionally generated the largest volume of loan losses in the portfolio. Management does not consider there to be any material concentration of risk in any one industry type in this loan category since no industry classification represents over 10% of loans. As the economy in the Company's trade territory has improved, the volume of losses associated with this group of loans has decreased.

      LOANS TO INDIVIDUALS

      Loans to Individuals for the most part represent vehicle and general loans to consumers. Southside Bank is a major consumer lender in its trade territory and has been for many years. The largest concentration of loans to individuals represent vehicle loans. A significant portion of these loans were obtained through the Company's indirect dealer loan program which has continued to grow. At this point, the economy in Southside Bank's trade territory appears stable. If these trends continue the relatively low levels of loan loss for this type of credit should continue.

      SUMMARY LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

      As noted above, Southside Bank is a major consumer lender holding a diverse portfolio. The major concentration of loans is consumer loans and is reflected throughout the portfolio. These loans are the 1-4 Family Residential Loans and the Loans to Individuals. Due to the diversity of the customer base, major industry concentrations in the loan portfolio have been avoided although collateral concentrations in real estate do exist. The area economy and its health will have a major impact on the volume of loan losses experienced by the Company's subsidiary, Southside Bank.

      The following table sets forth loan totals by category for the years ended December 31, 1995, 1994, 1993, 1992, 1991 and the past fiscal year (in thousands):

                                                              December 31,                           June 30,
                                     ------------------------------------------------------------- -----------
                                        1995        1994        1993         1992          1991        1991
                                     ----------- ----------- -----------  -----------  ----------- -----------
  Real Estate Loans:
   Construction . . . . . . . . .    $     4,558 $     6,118 $     4,739  $     3,064  $     5,551 $     2,708
   1-4 Family Residential . . . .         49,909      38,563      34,982       29,647       27,907      27,856
   Other  . . . . . . . . . . . .         54,436      53,881      46,457       41,128       39,490      37,785

  Commercial, Financial and
   Agricultural Loans . . . . . .         44,217      39,707      40,860       41,473       43,199      42,709
  Loans to Individuals  . . . . .         75,658      62,721      56,571       45,596       40,161      39,236
                                     ----------- ----------- -----------  -----------  ----------- -----------

   Total Loans  . . . . . . . . .    $   228,778 $   200,990 $   183,609  $   160,908  $   156,308 $   150,294
                                     =========== =========== ===========  ===========  =========== ===========


      LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

      For the year ended December 31, 1995, the Company's subsidiary, Southside Bank, had net recoveries on loans of $480,000, an improvement of 1,070.7% compared to December 31, 1994. For the year ended December 31, 1994, net recoveries on loans were $41,000. These levels are reflective of the economic stability in the Company's market area.

      The loan loss reserve in place at the end of each year is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Third, Southside Bank is regulated and examined by both the Federal Deposit Insurance Corporation and, or the Texas Department of Banking on an annual basis.

      At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary reserves. A list of loans which are graded as having more than the normal degree of risk associated with them are maintained by the internal review officer. This list is updated on a periodic basis, but no less than quarterly by the servicing officer in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

      In addition to maintaining an ongoing review of the loan portfolio, the internal review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to determine the amount of nonspecifically allocated reserve necessary, in addition to the portion which is specifically allocated by loan.

      Due to the significant recoveries realized during 1995, the Company reduced its reserve for loan losses by making a negative provision of $300,000. The provision for loan losses for December 31, 1994 was $250,000. As of December 31, 1995, the Company's review of the loan portfolio indicates that a loan loss reserve of $3,317,000 is adequate.

      The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS118), on January 1, 1995. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company's impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral. The adoption of FAS114 and FAS118 resulted in no additional provision for credit losses.

      The table on the following page summarizes the average amount of net loans outstanding; changes in the reserve for loan losses arising from loans charged-off and recoveries on loans previously charged-off; additions to the reserve which have been charged to operating expense; the ratio of net loans charged-off to average loans outstanding; and an allocation of the reserve for loan loss.

                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

                                                                                             Six Months      Year
                                                              Years Ended                       Ended        Ended
                                                              December 31,                     Dec. 31,     June 30,
                                           ------------------------------------------------   ----------  -----------
                                               1995        1994         1993         1992         1991        1991
                                           ----------  -----------  -----------  ----------   ----------  -----------
                                                                     (dollars in thousands)
Average Net Loans Outstanding . . . . .    $  209,141  $   196,436  $   170,409  $  157,260   $  153,284  $   149,570
                                           ==========  ===========  ===========  ==========   ==========  ===========

Balance of Reserve for Loan Loss at
  Beginning of Period . . . . . . . . .    $    3,137  $     2,846  $     2,711  $    2,535   $    2,178  $     2,102
                                           ----------  -----------  -----------  ----------   ----------  -----------

Loan Charge-Offs:
Real Estate-Construction  . . . . . . .                                                (246)                      (38)
Real Estate-Other . . . . . . . . . . .           (36)          (6)        (494)        (79)         (21)        (374)
Commercial, Financial and
  Agricultural Loans  . . . . . . . . .           (61)        (129)         (95)       (365)         (52)        (376)
Loans to Individuals  . . . . . . . . .          (502)        (395)        (284)       (335)        (204)        (356)
                                           ----------  -----------  -----------  ----------   ----------  -----------

Total Loan Charge-Offs  . . . . . . . .          (599)        (530)        (873)     (1,025)        (277)      (1,144)
                                           ----------  -----------  -----------  ----------   ----------  -----------

Recovery on Loans Previously Charged off:
Real Estate-Construction  . . . . . . .
Real Estate-Other . . . . . . . . . . .           272           93            4          99            7           24
Commercial, Financial and
  Agricultural Loans  . . . . . . . . .           546          326          287         150           32          108
Loans to Individuals  . . . . . . . . .           261          152          117         102           45           88
                                           ----------  -----------  -----------  ----------   ----------  -----------

Total Recovery of Loans Previously
  Charged-Off . . . . . . . . . . . . .         1,079          571          408         351           84          220
                                           ----------  -----------  -----------  ----------   ----------  -----------

Net Loan (Charge-Offs) Recoveries . . .           480           41         (465)       (674)        (193)        (924)

Additions (Reductions) to Reserve
  Charged (Credited) to Operating
  Expense . . . . . . . . . . . . . . .          (300)         250          600         850          550        1,000
                                           ---------   -----------  -----------  ----------   ----------  -----------

Balance at End of Period  . . . . . . .    $    3,317  $     3,137  $     2,846  $    2,711   $    2,535  $     2,178
                                           ==========  ===========  ===========  ==========   ==========  ===========

Ratio of Net Charge-Offs (Recoveries)
  to Average Loans Outstanding  . . . .         (.23%)       (.02%)        .27%        .43%         .13%         .62%
                                           ==========  ===========  ===========  ==========   ==========  ===========


Allocation of Reserve for Loan Loss:

                                                        December 31,                                          June 30,
                             ----------------------------------------------------------------------------  --------------
                                  1995           1994           1993             1992          1991             1991
                             --------------  -------------  -------------   -------------  --------------  --------------
                                      % of           % of           % of            % of            % of            % of
                             Amount   Total  Amount  Total  Amount  Total   Amount  Total  Amount   Total  Amount   Total
                             ------  ------  ------  -----  ------  -----   ------  -----  ------   -----  ------   -----
Real Estate-Construction     $   23     .7%  $  31    1.0%  $   7     .2%  $   31    1.2%  $   30    1.2%  $   20    .9%

Real Estate-Other . . . .     1,209   36.4%  1,127   35.9%  1,172   41.2%   1,026   37.8%     780   30.8%     811  37.2%
Commercial, Financial
  and Agricultural Loans        911   27.5%    809   25.8%  1,018   35.8%     964   35.6%   1,137   44.9%     915  42.0%

Loans to Individuals  . .     1,082   32.6%  1,085   34.6%    642   22.6%     640   23.6%     493   19.4%     409  18.8%

Unallocated . . . . . . .        92    2.8%     85    2.7%      7     .2%      50    1.8%      95    3.7%      23   1.1%
                             ------   -----  -----  ------  -----  ------  ------ -------  ------  ------  ------  -----

Balance at End of Period     $3,317    100%  3,137    100%  2,846    100%  $2,711    100%  $2,535    100%  $2,178   100%
                             ======   =====  =====  ======  =====  ======  ====== =======  ======  ======  ======  =====




NONPERFORMING ASSETS

      The primary categories of nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans may be placed in nonaccrual status that are not delinquent due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosure criteria. As a result of the adoption of FAS114, the Company reclassified in-substance foreclosed assets in these categories to loans. These loans had balances of $807,000 for December 31, 1994 and $1,849,000 for December 31, 1993. The OREO consists primarily of raw land and oil and gas interests. The Company is actively marketing all properties and none are being held for investment purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

      The following table of nonperforming assets is classified according to federal call report guidelines.

                                                                        NONPERFORMING ASSETS
                                                                       (dollars in thousands)

                                                              December 31,                          June 30,
                                   --------------------------------------------------------------- -----------
                                       1995         1994         1993         1992        1991         1991
                                   ------------ ------------ -----------  ----------- ------------ -----------
Loans 90 Days Past Due:
   Real Estate  . . . . . . . .    $        266 $        51  $       342  $         3 $         40 $        49
   Installment  . . . . . . . .             203          52           90           86           31          24
   Commercial . . . . . . . . .             183          59           70           63           88         275
                                   ------------ -----------  -----------  ----------- ------------ -----------
                                            652         162          502          152          159         348
                                   ------------ -----------  -----------  ----------- ------------ -----------

Loans on Nonaccrual:
   Real Estate  . . . . . . . .             486         424          711          961        1,370         892
   Installment  . . . . . . . .             116         179          175          138            2
   Commercial . . . . . . . . .             654          24          213          458          705         122
                                   ------------ -----------  -----------  ----------- ------------ -----------
                                          1,256         627        1,099        1,557        2,077       1,014
                                   ------------ -----------  -----------  ----------- ------------ -----------

Restructured Loans:
   Real Estate  . . . . . . . .             243         563          590          510          918         859
   Installment  . . . . . . . .              49          51           52          101           13          14
   Commercial . . . . . . . . .              44          43          115          164          118         153
                                   ------------ -----------  -----------  ----------- ------------ -----------
                                            336         657          757          775        1,049       1,026
                                   ------------ -----------  -----------  ----------- ------------ -----------

Total Nonperforming Loans . . .           2,244       1,446        2,358        2,484        3,285       2,388

Other Real Estate Owned . . . .             273       1,134        2,745        4,760        6,030       7,211
Repossessed Assets  . . . . . .             240         256          203          458          322         205
                                   ------------ -----------  -----------  ----------- ------------ -----------

Total Nonperforming Assets  . .    $      2,757 $     2,836  $     5,306  $     7,702 $      9,637 $     9,804
                                   ============ ===========  ===========  =========== ============ ===========

Percentage of Total Assets  . .             .6%         .7%         1.3%         2.0%         2.8%        3.0%

Percentage of Loans and Leases,
   Net of Unearned Income . . .            1.2%        1.4%         2.9%         4.8%         6.2%        6.5%



      Total nonperforming assets decreased $79,000 between December 31, 1994 and December 31, 1995. Nonperforming assets represent a continued drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 1995 in the opinion of management, the Company had $462,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

      The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                      Valuation     Carrying
                                                                        Total         Allowance      Value
                                                                     -------------  ------------  ------------
Real Estate Loans . . . . . . . . . . . . . . . . . . . . . . . . .  $        486   $        130  $        356
Commercial Loans  . . . . . . . . . . . . . . . . . . . . . . . . .           654            153           501
Loans to Individuals  . . . . . . . . . . . . . . . . . . . . . . .           116             19            97
                                                                     ------------   ------------  ------------

Balance at December 31, 1995  . . . . . . . . . . . . . . . . . . .  $      1,256   $        302  $        954
                                                                     ============   ============  ============

      For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $1,330,000. During the year ended December 31, 1995, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

      The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $78,000, $260,000 and $98,000 for the years ended December 31, 1995, 1994 and 1993. If these loans had been accruing interest at their original contracted rates, related income would have been $273,000, $126,000 and $170,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

      The OREO total has declined since reaching its high balance in the late 1980's. As a result of FAS114, certain loans classified as in-substance foreclosures were reclassified from OREO to nonaccrual loans which is the primary reason for the increase in nonperforming loans for the year ended December 31, 1995.

      The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                        1995           1994          1993
                                                                     ------------   ------------  ------------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . .  $       1,291  $      2,594  $      3,455
    Provision for Losses  . . . . . . . . . . . . . . . . . . . . .                           43           338
    Losses on sales . . . . . . . . . . . . . . . . . . . . . . . .                       (1,442)       (1,379)
    Gains on sales  . . . . . . . . . . . . . . . . . . . . . . . .                           96           180
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (345)
                                                                     -------------  ------------  ------------

Balance at end of year  . . . . . . . . . . . . . . . . . . . . . .  $         946  $      1,291  $      2,594
                                                                     =============  ============  ============

      Prior to January 1, 1995, the Company classified certain loans meeting the in-substance foreclosure criteria as OREO. Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets to loans. The "Other" category above reflects the effect of this reclassification.

RESULTS OF OPERATIONS

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

      The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates (in thousands):


                                                                               Years Ended December 31,
                                                                                 1995 Compared to 1994
                                                                      -----------------------------------------
                                                                         Average      Average       Increase
                                                                         Volume         Rate        (Decrease)
                                                                      ------------ -------------  -------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      1,958 $         189  $      2,147
  Investment Securities (Taxable) . . . . . . . . . . . . . . . .              269           436           705
  Investment Securities (Tax-Exempt) (1)  . . . . . . . . . . . .               59            12            71
  Mortgage-backed Securities  . . . . . . . . . . . . . . . . . .             (303)          721           418
  Marketable Equity Securities  . . . . . . . . . . . . . . . . .                5            14            19
  Federal Funds Sold  . . . . . . . . . . . . . . . . . . . . . .              (57)          102            45
  Interest Earning Deposits . . . . . . . . . . . . . . . . . . .                2            11            13
                                                                      ------------ -------------  ------------
    Total Interest Income . . . . . . . . . . . . . . . . . . . .            1,933         1,485         3,418
                                                                      ------------ -------------  ------------

INTEREST EXPENSE:
  Savings Deposits  . . . . . . . . . . . . . . . . . . . . . . .              (10)           29            19
  Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              484         1,731         2,215
  Interest Bearing Demand Deposits  . . . . . . . . . . . . . . .             (164)          166             2
  Federal Funds Purchased and Other
    Interest Bearing Liabilities  . . . . . . . . . . . . . . . .              (10)           20            10
  FHLB Advances . . . . . . . . . . . . . . . . . . . . . . . . .               26            21            47
                                                                      ------------ -------------  ------------
    Total Interest Expense  . . . . . . . . . . . . . . . . . . .              326         1,967         2,293
                                                                      ------------ -------------  ------------
  Net Interest Earnings . . . . . . . . . . . . . . . . . . . . .     $      1,607 $        (482) $      1,125
                                                                      ============ =============  ============



                                                                               Years Ended December 31,
                                                                                1994 Compared to 1993
                                                                      ----------------------------------------
                                                                        Average       Average      Increase
                                                                         Volume        Rate        (Decrease)
                                                                      ------------ ------------   ------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      2,215 $         (1)  $      2,214
  Investment Securities (Taxable) . . . . . . . . . . . . . . . .              303          (20)           283
  Investment Securities (Tax-Exempt) (1)  . . . . . . . . . . . .              222          (36)           186
  Mortgage-backed Securities  . . . . . . . . . . . . . . . . . .           (1,107)         (14)        (1,121)
  Marketable Equity Securities  . . . . . . . . . . . . . . . . .               36           50             86
  Trading Account Securities  . . . . . . . . . . . . . . . . . .               (2)          (2)            (4)
  Federal Funds Sold  . . . . . . . . . . . . . . . . . . . . . .              361           62            423
  Interest Earning Deposits . . . . . . . . . . . . . . . . . . .               (9)          17              8
                                                                      ------------ ------------   ------------
    Total Interest Income . . . . . . . . . . . . . . . . . . . .            2,019           56          2,075
                                                                      ------------ ------------   ------------

INTEREST EXPENSE:
  Savings Deposits  . . . . . . . . . . . . . . . . . . . . . . .               32          (12)            20
  Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              214          456            670
  Interest Bearing Demand Deposits  . . . . . . . . . . . . . . .              216           (5)           211
  Federal Funds Purchased and Other
    Interest Bearing Liabilities  . . . . . . . . . . . . . . . .               93          (95)            (2)
  FHLB Advances . . . . . . . . . . . . . . . . . . . . . . . . .              282           (1)           281
                                                                      ------------ ------------   ------------
    Total Interest Expense  . . . . . . . . . . . . . . . . . . .              837          343          1,180
                                                                      ------------ ------------   ------------
  Net Interest Earnings . . . . . . . . . . . . . . . . . . . . .     $      1,182 $       (287)  $        895
                                                                      ============ ============   ============

(1) Interest rates on securities which are nontaxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

NOTE: Volume/Rate variances (change in volume times change in rate) have been allocated to amounts attributable to changes in volumes and to changes in rates in proportion to the amounts directly attributable to those changes.

NET INTEREST INCOME

      Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interst bearing liabilities materially impact net interst income.

      Net interest income increased for the year ended December 31, 1995 $1,125,000 or 7.2% compared to the same period in 1994. Interest income for the year ended December 31, 1995 increased $3.4 million or 13.1% to $29.6 million compared to the same period in 1994. The increased interest income in 1995 was attributable to the increase in average yield as well as higher Average Earning Assets during the year. The average yield on the Average Earning Assets increased 68 basis points during the year ended December 31, 1995 as compared to 1994. The increase in interest income on Loans of $2,147,000 or 12.8% was the result of the increase in Average Loans and average yield during 1995. Interest income on securities increased $1,213,000 in 1995 or 13.6% compared to 1994 primarily due to the increase in the average yield during 1995.

      The increase in interest expense for the year ended December 31, 1995 of $2.3 million or 21.7% was attributable to an increase in Average Interest Bearing Liablities of $4.6 million or 1.5% along with the increase in the average rate paid on Interest Bearing Liabilities of 70 basis points. Average Time Depositis increased $11.2 million or 7.0% while the average rate paid increased 102 basis points more than offsetting the decrease in Average Interest Bearing Demand Deposits of $6.1 million. Average Long Term Interst Bearing Liabilities increased $.5 million which contributed to the higher interest expense in 1995.

NONINTEREST INCOME

      Noninterest income is an important surce of earnings. The Company intends to maximize noninterest income in the future by looking for new fee income services to provide customers and by continuing to review service charge schedules and by competitively and profitably pricing those services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1995 and the comparable year ended December 31, 1994 and indicates the percentage changes (dollars in thousands):


                                                       Years Ended
                                                       December 31,
                                               ----------------------   Percent
                                                  1995        1994       Change
                                               ----------   ---------   --------
Deposit services  . . . . . . . . . . .        $    2,752   $   2,650      3.8%
Gains on securities available for sale                221          25    784.0%
Other . . . . . . . . . . . . . . . . .               901         921     (2.2%)
                                               ----------   ---------

Total noninterest income  . . . . . . .        $    3,874   $   3,596      7.7%
                                               ==========   =========

      Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. Total noninterest income for the year ended December 31, 1995 increased 7.7% or $278,000 compared to 1994. Securities gains increased $196,000 or 784.0% from 1994. Of the $221,000 in net securities gains from the AFS portfolio in 1995, there were $450,000 in realized gains and $229,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing to the total return of the securities portfolio. The increase in deposit services income of $102,000 or 3.8% was a result of increased deposit activity. Other noninterest income decreased $20,000 or 2.2% primarily as a result of lower OREO and repo asset income, reflective of the overall decrease in OREO.

NONINTEREST EXPENSE

      The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1995 and the comparable year ended December 31, 1994 and indicates the percentage changes (dollars in thousands):


                                                                           Years Ended
                                                                            December 31,
                                                                  ----------------------------   Percent
                                                                       1995          1994        Change
                                                                  -------------  ------------   ----------
                                                                         (in thousands)
Salaries and employee benefits  . . . . . . . . . . . . . . .     $       8,545  $       8,184      4.4%
Net occupancy expense . . . . . . . . . . . . . . . . . . . .             1,636          1,439     13.7%
Equipment expense . . . . . . . . . . . . . . . . . . . . . .               302            282      7.1%
Advertising, travel and entertainment . . . . . . . . . . . .               888            752     18.1%
Supplies  . . . . . . . . . . . . . . . . . . . . . . . . . .               388            375      3.5%
FDIC insurance  . . . . . . . . . . . . . . . . . . . . . . .               434            791    (45.1%)
Postage . . . . . . . . . . . . . . . . . . . . . . . . . . .               303            274     10.6%
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,186          2,156      1.4%
                                                                  -------------  -------------

Total noninterest expense . . . . . . . . . . . . . . . . . .     $      14,682  $      14,253      3.0%
                                                                  =============  =============



      Noninterest expense for the year ended December 31, 1995 increased $429,000 or 3.0% when compared to the year ended December 31, 1994. Salaries and employee benefits increased $361,000 or 4.4% due to several factors.
Higher direct salary expense including payroll taxes represented $408,000 of the increase. The increase is reflective of staff additions during 1995 as a result of overall bank growth and pay increases and the increased commitment to residential mortgage lending. Health insurance expense decreased $185,000 or 21.2% in 1995 compared to the same period in 1994. The decrease occurred as a result of lowered health claims due to changing the Bank's overall health coverage to a Preferred Provider Organization which provided significant cost savings. Retirement expense increased $138,000 or 20.7% for the year ended December 31, 1995 as a result of lower than expected returns on the retirement plan assets in 1994, increased personnel and increased contributions to the ESOP plan.

      Net occupancy expense increased $197,000 or 13.7% for the year ended December 31, 1995 compared to the same period in 1994, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the new South Broadway branch opened in April 1995 and the opening of the new motor bank facility at South Broadway and the operations facility late in 1994.

      Advertising expense increased $136,000 or 18.1% for the year ended December 31, 1995 compared to the same period in 1994. The increase occurred due to increases in direct advertising during 1995 as a result of the opening of the new South Broadway branch in 1995 and the new motor bank facility late in 1994. Donations also increased during the year ended December 31, 1995 and are included in this total.

      FDIC insurance decreased $357,000 or 45.1% for the year ended December 31, 1995 compared to the year ended December 31, 1994. During August 1995, the FDIC announced a decrease in the insurance premiums from $.23 per hundred dollars of deposits insured to $.04 per hundred dollars insured effective June 1, 1995. As a result, Southside Bank received a refund of $230,000 in September 1995 and the monthly expense for the remainder of the year decreased significantly.

INCOME TAXES

      Income tax expense was $1,713,000 for the year ended December 31, 1995 and represented a $511,000 or 42.5% increase from the year ended December 31, 1994. The increased income tax expense primarily is a result of higher pre-tax income in 1995.

OTHER ACCOUNTING ISSUES

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS122). This statement, which the Company will be required to adopt in 1996, eliminates the accounting distinction of rights to service mortgage loans whether they are acquired through loan origination activities or through purchase transactions. The impact of the statement has been assessed by management and will not have a material impact on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123). This statement, which the Company will be required to adopt in 1996, encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company will elect to provide the pro forma disclosures in its 1996 financial statements.

EFFECTS OF INFLATION

      The effects of inflation on the Company can be minimized by management of the interest income and interest expense or simply by controlling the interest rates paid for borrowed funds versus the interest rates earned on funds loaned to customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - December 31, 1994 compared to December 31, 1993

      The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1994 and 1993 and financial condition as of December 31, 1994 and 1993. This discussion should be read in conjunction with the financial statements and related notes. For a more detailed discussion of these periods, readers should refer to the Company's December 31, 1994 Annual Report. All share data has been adjusted to retroactively reflect the stock dividend paid in September 1995.

OVERVIEW

      During the year ended December 31, 1994, the Company's net income decreased $496,000 or 12.4% to $3,519,000, compared to $4,015,000 for the same period in 1993. The decrease in net income is primarily attributable to nonrecurring gains on the sale of securities during 1993 and a one time increase in income resulting from a change in an accounting principle in 1993. Also affecting earnings were costs associated with opening and operating two new branches, opened in late 1993, and operating costs associated with new facilities opened during 1994.

NET INTEREST INCOME

      Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities materially impact net interest income.

      Net interest income increased for the year ended December 31, 1994 $895,000 or 6.1% compared to the same period in 1993. Interest income for the year ended December 31, 1994 increased $2.1 million or 8.6% to $26.2 million compared to the same period in 1993. The increased interest income in 1994 was primarily attributable to the increase in Average Earning Assets during the year. The average yield on the Average Earning Assets increased 7 basis points during the year ended December 31, 1994 as compared to 1993. The increase in interest income on Loans of $2,214,000 or 15.3% was the result of the increase in Average Loans during 1994. Interest income on securities decreased $570,000 in 1994 or 6.0% compared to 1993 primarily due to lower average securities during 1994.

      The increase in interest expense for the year ended December 31, 1994 of $1.2 million or 12.6% was attributable to an increase in Average Interest Bearing Liabilities of $20.3 million or 7.1% along with the increase in the average rate paid on Interest Bearing Liabilities of 16 basis points. Average Time Deposits increased $5.5 million or 3.5% while the average rate paid increased 29 basis points. Average Interest Bearing Demand Deposits increased $8.2 million and Average Long Term Interest Bearing Liabilities increased $5.8 million which contributed to the higher interest expense in 1994.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for December 31, 1994 was $250,000 compared to $600,000 for December 31, 1993. For the year ended December 31, 1994, the Company's subsidiary, Southside Bank, had net recoveries on loans of $41,000, an improvement of 108.8% compared to December 31, 1993. For the year ended December 31, 1993, net charge-offs on loans were $465,000. These levels are reflective of the economic stability in the Company's market area.

NONINTEREST INCOME

      Total noninterest income for the year ended December 31, 1994 decreased 14.2% or $597,000 compared to 1993. Securities gains decreased $462,000 or 94.9% from 1993. Of the $25,000 in net securities gains from the AFS portfolio in 1994, there were $164,000 in realized gains and $139,000 in realized losses. During 1993, certain securities were sold for asset liability management purposes to restructure a portion of the portfolio. The decrease in deposit services income of $65,000 or 2.4% was a result of a higher earnings credit rate applied to commercial accounts thus reducing service charges. Other noninterest income decreased $70,000 or 7.1% primarily as a result of lower OREO and repo asset income, reflective of the overall decrease in OREO.

NONINTEREST EXPENSE

      Noninterest expense for the year ended December 31, 1994 increased $1,298,000 or 10% when compared to the year ended December 31, 1993. Salaries and employee benefits increased $1,011,000 or 14.1% due to several factors. Direct salary expense including payroll taxes represented $829,000 of the increase. The increase is reflective of staff additions during 1994 as a result of overall bank growth, pay increases and staff additions for branches opened late in 1993. Health insurance expense increased $233,000 or 36.4% in 1994 compared to the same period in 1993. Retirement expense decreased $51,000 or 7.1% for the year ended December 31, 1994.

      Net occupancy expense increased $243,000 or 20.3% largely due to higher depreciation expense as a result of computer equipment purchased, new motor bank facilities opened and the purchase of an operations facility in 1994. Other occupancy expenses increased due to costs associated with operating these facilities and the new branches opened late in 1993. Equipment expense decreased $44,000 or 13.5% primarily due to maintenance savings realized with the purchase of new computer equipment.

      Supply expense increased due to supply needs at the new facilities and new forms required due to the bank's computer conversion and regulatory changes during 1994. Other expense decreased $32,000 or 1.5% when comparing the year ended December 31, 1994 to the same period in 1993. Net losses on other real estate decreased 87.3% from $338,000 in the year ended December 31, 1993 to $43,000 for the same period in 1994. In general, the market values of the Company's other real estate stabilized, combined with the overall lower net book balance of other real estate on the Company's books, preventing significant write downs during 1994. The decreased OREO provision was partially offset by increased expenses in 1994 partly due to the bank's computer conversion, higher director fees and additional ATM expense due to openings of new ATM's.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The information required by this item is set forth in Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

                 Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 24, 1996, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

                 The information required under this item appears beginning on page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 24, 1996, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 24, 1996, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required under this item beginning on page 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 24, 1996, and is incorporated herein by reference.

                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)
           1.    Financial Statements

                 The following consolidated financial statements of Southside
             Bancshares, Inc. and its subsidiaries are filed as part of this report.

                 Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Income for the years ended
                   December 31, 1995, 1994, and 1993.
                 Consolidated Statements of Cash Flow for the years ended
                   December 31, 1995, 1994 and 1993.
                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.
                 Notes to Consolidated Financial Statements.

           2.    Financial Statement Schedules

                 All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


           3.    Exhibits

                    Exhibit
                      No.
                    -------
                    3 (a)(i)   -   Articles of Incorporation as amended and in
                                   effect on December 31, 1992, of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10K for the year ended December 31, 1992, and incorporated herein).

                    3 (a)(ii)  -   Articles of Amendment effective May 9, 1994
                                   to Articles of Incorporation of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.)
                                   (filed as Exhibit 3(a)(ii) to the
                                   Registrant's Form 10K for the year ended
                                   December 31, 1994, and incorporated herein).

                    3 (b)      -   Bylaws as amended and in effect on March 23,
                                   1995 of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's Form 10K for the year ended December 31, 1994, and incorporated herein).

             **     10 (a)(i)  -   Deferred Compensation Plan for B.G. Hartley
                                   effective February 13, 1984, as amended June
                                   28, 1990 and December 15, 1994 (filed as
                                   Exhibit 10(a)(i) to the Registrant's Form
                                   10K for the year ended December 31, 1994, and incorporated herein).

             *,**   10 (a)(ii) -   Deferred Compensation Plan for Robbie N.
                                   Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995.

             **     10 (b)     -   Officers Long Term Disability Income  Plan
                                   effective June 25, 1990  (filed as Exhibit
                                   10(b) to the Registrant's Form 10K for the year ended June 30, 1990, and incorporated herein).

             **     10 (c)     -   Retirement Plan Restoration Plan for the
                                   subsidiaries of SoBank, Inc. (now named
                                   Southside Bancshares, Inc.)(filed as Exhibit
                                   10(c) to the Registrant's Form 10K for the year ended December 31, 1992, and incorporated herein).

             **     10 (d)     -   Incentive Stock Option Plan effective April
                                   1, 1993 of SoBank, Inc. (now named Southside
                                   Bancshares, Inc.) (filed as Exhibit 10(d) to the Registrant's Form 10K for the year ended
                                   December 31, 1994).

             *,**   10 (e)     -   Form of Deferred Compensation Agreements
                                   dated June 30, 1994 with each of Sam Dawson,
                                   Lee Gibson, Titus Jones, Jeryl Story and
                                   Andy Wall as amended November 13, 1995.

                     22        -   Subsidiaries of the Registrant (filed as
                                   Exhibit 22 to the Registrant's Form 10K for the year ended December 31, 1994).

             *       27        -   Financial Data Schedule for the year ended
                                   December 31, 1995.


                _______________

             *      Filed herewith.

             ** Compensation plan, benefit plan or employment contract or arrangement.

      (b)    Reports on Form 8-K

          Registrant did not file any Form 8-K's during the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SOUTHSIDE BANCSHARES, INC.

                                                  BY: /s/ B. G. HARTLEY
                                                     ----------------------------------------------------
                                                       B. G. Hartley, Chairman of the
                                                       Board and Director (Principal
                                                       Executive Officer)


                                                      /s/ LEE R. GIBSON
                                                     ----------------------------------------------------
                                                       Lee R. Gibson, CPA, Executive Vice
                                                       President (Principal Financial
DATED:  March 21, 1996                                 Officer and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                                    Title                                      Date
     ---------                                    -----                                      ----

/s/ B. G. HARTLEY                                 Chairman of the Board                 March 21, 1996
-----------------------------------               and Director
    (B. G. Hartley)

/s/ ROBBIE N. EDMONSON                            President and Director                March 21, 1996
-----------------------------------
    (Robbie N. Edmonson)

/s/ FRED E. BOSWORTH                              Director                              March 21, 1996
-----------------------------------
    (Fred E. Bosworth)

/s/ HERBERT C. BUIE                               Director                              March 21, 1996
-----------------------------------
    (Herbert C. Buie)

/s/ ROLLINS CALDWELL                              Director                              March 21, 1996
-----------------------------------
    (Rollins Caldwell)

/s/ W. D. (JOE) NORTON                            Director                              March 21, 1996
-----------------------------------
    (W. D. (Joe) Norton)

/s/ WILLIAM SHEEHY                                Director                              March 21, 1996
-----------------------------------
    (William Sheehy)

/s/ MURPH WILSON                                  Director                              March 21, 1996
-----------------------------------
    (Murph Wilson)




                       Report of Independent Accountants


To the Shareholders and Board of Directors
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standards Nos. 109 and 115, respectively.

/s/ COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Dallas, Texas
March 1, 1996

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                                 December 31,    December 31,
                                                                                     1995           1994
                                                                                --------------  -------------
                                                    ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        26,321 $       25,381
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           11,100
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .            74,284         25,695
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,635         57,025
                                                                                --------------- --------------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . .            76,919         82,720
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .            65,423         27,654
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,984         60,426
                                                                                --------------- --------------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . .            99,407         88,080
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,112          2,005
Loans:
   Loans,  net of unearned discount . . . . . . . . . . . . . . . . . . . . .           228,778        200,990
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . .            (3,317)        (3,137)
                                                                                --------------  -------------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           225,461        197,853
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .            11,669          9,875
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . .               273          1,134
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,095          2,581
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               412          1,909
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,004          3,583
                                                                                --------------- --------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       448,673 $      426,221
                                                                                =============== ==============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        84,706 $       88,008
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           303,602        297,094
                                                                                --------------- --------------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           388,308        385,102
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . .             4,600
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . .            13,686          7,997
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,727          5,598
                                                                                --------------- --------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .           415,321        398,697
                                                                                --------------- --------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized, 3,141,393
             and 2,973,234 shares issued) . . . . . . . . . . . . . . . . . .             7,853          7,433
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,209         14,529
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,123          7,480
   Treasury stock (49,421 and 23,082 shares at cost)  . . . . . . . . . . . .              (486)          (219)
   Net unrealized gains (losses) on securities available for sale . . . . . .               653         (1,699)
                                                                                --------------- -------------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . .            33,352         27,524
                                                                                --------------- --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . .   $       448,673 $      426,221
                                                                                =============== ==============


      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                   Years Ended December 31,
                                                                            -------------------------------------
                                                                                1995          1994       1993
                                                                            ------------  ----------- -----------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     18,861  $    16,714 $    14,500
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . .            4,343        3,567       3,098
   Mortgage-backed and related securities . . . . . . . . . . . . . . .            5,673        5,255       6,376
   Marketable equity securities . . . . . . . . . . . . . . . . . . . .              121          102          16
   Other interest earning assets  . . . . . . . . . . . . . . . . . . .              592          534         107
                                                                            ------------  ----------- -----------
         Total interest income  . . . . . . . . . . . . . . . . . . . .           29,590       26,172      24,097
                                                                            ------------  ----------- -----------
Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . . . . . . . .           12,290       10,054       9,153
   Short-term obligations . . . . . . . . . . . . . . . . . . . . . . .               94           84          86
   Long-term obligations  . . . . . . . . . . . . . . . . . . . . . . .              453          406         125
                                                                            ------------  ----------- -----------
         Total interest expense . . . . . . . . . . . . . . . . . . . .           12,837       10,544       9,364
                                                                            ------------  ----------- -----------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .           16,753       15,628      14,733
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .             (300)         250         600
                                                                            ------------  ----------- -----------
Net interest income after provision for loan losses . . . . . . . . . .           17,053       15,378      14,133
                                                                            ------------  ----------- -----------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . . . . . . . .            2,752        2,650       2,715
   Gains on securities held for resale  . . . . . . . . . . . . . . . .                                       436
   Gains on securities held for investment  . . . . . . . . . . . . . .                                        51
   Gains on securities available for sale . . . . . . . . . . . . . . .              221           25
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              901          921         991
                                                                            ------------  ----------- -----------
         Total noninterest income . . . . . . . . . . . . . . . . . . .            3,874        3,596       4,193
                                                                            ------------  ----------- -----------
Noninterest expense
   Salaries and employee benefits . . . . . . . . . . . . . . . . . . .            8,545        8,184       7,173
   Net occupancy expense  . . . . . . . . . . . . . . . . . . . . . . .            1,636        1,439       1,196
   Equipment expense  . . . . . . . . . . . . . . . . . . . . . . . . .              302          282         326
   Advertising, travel & entertainment  . . . . . . . . . . . . . . . .              888          752         745
   Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              388          375         314
   FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .              434          791         760
   Postage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              303          274         253
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,186        2,156       2,188
                                                                            ------------  ----------- -----------
         Total noninterest expense  . . . . . . . . . . . . . . . . . .           14,682       14,253      12,955
                                                                            ------------  ----------- -----------
Income before federal tax expense . . . . . . . . . . . . . . . . . . .            6,245        4,721       5,371
                                                                            ------------  ----------- -----------
Provision for federal tax expense
   Current  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,429          899       1,429
   Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              284          303          13
                                                                            ------------  ----------- -----------
         Total income taxes . . . . . . . . . . . . . . . . . . . . . .            1,713        1,202       1,442
                                                                            ------------  ----------- -----------
Net Income before cumulative effect of
   change in accounting principle . . . . . . . . . . . . . . . . . . .            4,532        3,519       3,929
Cumulative effect of change in accounting principle . . . . . . . . . .                                        86
                                                                            ------------  ----------- -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      4,532  $     3,519 $     4,015
                                                                            ============  =========== ===========


Earnings Per Share
   Net Income before cumulative effect of
      change in accounting principle  . . . . . . . . . . . . . . . . .     $       1.47  $      1.13 $      1.27
   Cumulative effect of change in accounting principle  . . . . . . . .                               $       .03
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       1.47  $      1.13 $      1.30

     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                                   Years Ended December 31,
                                                                             -----------------------------------
                                                                                1995          1994       1993
                                                                             -----------  ----------- ----------
OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     4,532  $     3,519 $     4,015
  Adjustments to reconcile net cash provided by operations:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          1,563        1,792       2,330
    Accretion of discount and loan fees . . . . . . . . . . . . . . . . .           (846)        (850)       (565)
    Provision for loan losses . . . . . . . . . . . . . . . . . . . . . .           (300)         250         600
    Deferred loan origination cost  . . . . . . . . . . . . . . . . . . .            (72)         (44)        (42)
    (Gain) on securities  . . . . . . . . . . . . . . . . . . . . . . . .           (221)         (25)       (487)
    (Gain) on premises and equipment  . . . . . . . . . . . . . . . . . .            (10)         (10)
    (Gain) loss on other real estate owned  . . . . . . . . . . . . . . .            (20)          43         338
    (Increase) decrease in interest receivable  . . . . . . . . . . . . .           (514)         112          89
    (Increase) decrease in other receivables and prepaids . . . . . . . .            563         (805)       (939)
    (Increase) decrease in deferred tax asset . . . . . . . . . . . . . .            284          303         (73)
    Increase (decrease) in interest payable . . . . . . . . . . . . . . .            217          173         (76)
    Increase in other payables  . . . . . . . . . . . . . . . . . . . . .          2,912        1,178       1,163
    Proceeds from sales of trading account securities . . . . . . . . . .                                   6,000
    Purchases of trading account securities . . . . . . . . . . . . . . .                                  (6,000)
                                                                             -----------  ----------- -----------
        Net cash provided by operating activities . . . . . . . . . . . .          8,088        5,636       6,353

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale . . .         33,457       18,593
    Proceeds from sales of mortgage-backed securities available for sale          16,555       27,414
    Proceeds from sales of marketable equity securities available for sale                          2
    Proceeds from maturities of investment securities available for sale          20,582       11,575
    Proceeds from maturities of mortgage-backed securities available for sale      5,994       16,454
    Proceeds from maturities of investment securities held to maturity  .         17,510       11,754
    Proceeds from maturities of mortgage-backed securities held to maturity        6,403        5,749
    Purchases of investment securities available for sale . . . . . . . .        (63,663)     (27,977)
    Purchases of mortgage-backed securities available for sale  . . . . .        (38,299)     (18,891)
    Purchases of marketable equity securities available for sale  . . . .           (107)         (67)
    Purchases of investment securities held to maturity . . . . . . . . .                     (27,577)
    Purchases of mortgage-backed securities held to maturity  . . . . . .                      (5,971)
    Proceeds from sales of securities held for resale . . . . . . . . . .                                  23,787
    Proceeds from sales of investment securities held for investment  . .                                   5,994
    Proceeds from sales of mortgage-backed securities held for investment                                   6,992
    Proceeds from maturities of securities held for resale  . . . . . . .                                   9,332
    Proceeds from maturities of investment securities held for investment                                   9,053
    Proceeds from maturities of mortgage-backed securities held for investment                             54,512
    Purchases of investment securities held for investment  . . . . . . .                                 (34,460)
    Purchases of mortgage-backed securities held for investment . . . . .                                 (80,878)
    Purchases of marketable equity securities held for investment . . . .                                  (1,588)
    Net (increase) decrease in federal funds sold . . . . . . . . . . . .         11,100      (11,100)      1,825
    Net (increase) in loans . . . . . . . . . . . . . . . . . . . . . . .        (27,486)     (18,483)    (25,186)
    Purchases of premises and equipment . . . . . . . . . . . . . . . . .         (2,822)      (3,877)     (2,348)
    Retirement of premises and equipment  . . . . . . . . . . . . . . . .                                       7
    Proceeds from sales of premises and equipment . . . . . . . . . . . .             42           31
    Proceeds from sales of repossessed assets . . . . . . . . . . . . . .          1,002          991       1,124
    Proceeds from sales of other real estate owned  . . . . . . . . . . .            145        1,711       2,920
                                                                             -----------  ----------- -----------
        Net cash used in investing activities . . . . . . . . . . . . . .        (19,587)     (19,669)    (28,914)

     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)



                                                                                    Years Ended December 31,
                                                                             -----------------------------------
                                                                                1995          1994        1993
                                                                             ----------   ----------  ----------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings accounts  . . . . . . . .    $    (6,388) $    19,721 $    12,301
  Net increase (decrease) certificates of deposits  . . . . . . . . . . .          9,594       13,026     (10,362)
  Proceeds from the issuance of common stock  . . . . . . . . . . . . . .            258          195         201
  Net increase (decrease) in notes payable  . . . . . . . . . . . . . . .          5,689         (853)      8,850
  Net increase (decrease) in securities sold under agreement to repurchase                     (3,923)      3,923
  Net increase (decrease) in federal funds purchased  . . . . . . . . . .          4,600       (7,600)      7,150
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .           (267)        (219)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,047)        (725)       (686)
                                                                             ----------   ----------  ----------
        Net cash provided by financing activities . . . . . . . . . . . .         12,439       19,622      21,377
                                                                             -----------  ----------- -----------

  Net increase (decrease) in cash and cash equivalents  . . . . . . . . .            940        5,589      (1,184)
  Cash and cash equivalents at beginning of year  . . . . . . . . . . . .         25,381       19,792      20,976
                                                                             -----------  ----------- -----------
  Cash and cash equivalents at end of year  . . . . . . . . . . . . . . .    $    26,321  $    25,381 $    19,792
                                                                             ===========  =========== ===========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    12,620  $    10,312 $     9,440
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,440  $       878 $     1,485


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of OREO and repossessed assets through foreclosure  . . . .    $       986  $     1,187 $     2,062
  Transfer of securities available for sale to held to maturity . . . . .                 $    54,907
  Transfer of securities to available for sale  . . . . . . . . . . . . .    $    57,584              $   138,422
  FAS114 reclassification . . . . . . . . . . . . . . . . . . . . . . . .    $       807


     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                Net
                                                                                            Unrealized     Total
                                              Common       Paid in    Retained  Treasury      Gains     Shareholders'
                                               Stock       Capital    Earnings    Stock      (Losses)      Equity
                                            ----------- ----------  ---------- ----------   ----------  ------------
Balance at December 31, 1992  . . . . . .   $     6,643 $   12,339  $    3,941 $            $           $    22,923
Net Income  . . . . . . . . . . . . . . .                                4,015                                4,015
Cash dividend ($.25 per share)  . . . . .                                 (686)                                (686)
5% Stock dividend . . . . . . . . . . . .           334        870      (1,204)
Common stock issued (20,761 shares) . . .            52        149                                              201
Net increase in unrealized gains on
 securities available for sale (net of tax)                                                        788          788
                                            ----------- ----------  ---------- ----------   ----------  -----------

Balance at December 31, 1993  . . . . . .         7,029     13,358       6,066                     788       27,241
Net Income  . . . . . . . . . . . . . . .                                3,519                                3,519
Cash dividend ($.25 per share)  . . . . .                                 (725)                                (725)
5% Stock dividend . . . . . . . . . . . .           354      1,026      (1,380)
Common stock issued (20,132 shares) . . .            50        145                                              195
Purchase of 23,082 shares of
 treasury stock . . . . . . . . . . . . .                                            (219)                     (219)
Net increase in unrealized (losses) on
 securities available for sale (net of tax)                                                     (2,487)      (2,487)
                                            ----------- ----------  ---------- ----------   ----------  -----------

Balance at December 31, 1994  . . . . . .         7,433     14,529       7,480       (219)      (1,699)      27,524
Net Income  . . . . . . . . . . . . . . .                                4,532                                4,532
Cash dividend ($.35 per share)  . . . . .                               (1,047)                              (1,047)
5% Stock dividend . . . . . . . . . . . .           368      1,474      (1,842)
Common stock issued (20,800 shares) . . .            52        206                                              258
Purchase of 26,339 shares of
 treasury stock . . . . . . . . . . . . .                                            (267)                     (267)
Net increase in unrealized gains on
 securities available for sale (net of tax)                                                       2,352       2,352
                                            ----------- ----------  ---------- ----------   ----------  -----------

Balance at December 31, 1995  . . . . . .   $     7,853 $   16,209  $    9,123 $     (486)  $       653 $    33,352
                                            =========== ==========  ========== ==========   =========== ===========




     The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS        Southside Bancshares, Inc. and Subsidiaries
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Bank and the nonbank subsidiary, are summarized below.

     Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Bank and the nonbank subsidiary, which did not conduct any business in 1995. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

     Cash Equivalents. Cash equivalents for purposes of reporting cash flow, include cash and amounts due from banks.

     Loans. All loans are stated at principal outstanding net of unearned income. Interest income on installment loans is recognized primarily on the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at contract rates of interest. The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS118), on January 1, 1995. Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company's impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral. The adoption of FAS114 and FAS118 resulted in no additional provision for credit losses.

     Reserve for Loan Losses. A reserve for loan losses is provided through charges to income in the form of a provision for loan losses. Loans which management believes are uncollectible are charged against this account with subsequent recoveries, if any, credited to the account. The amount of the current allowance for loan losses is determined by management's evaluation of the quality and inherent risks in the loan portfolio, economic conditions and other factors which warrant current recognition.

     Nonaccrual Loans. A loan is placed on nonaccrual when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

     Other Real Estate Owned. Other Real Estate Owned includes real estate acquired in full or partial settlement of loan obligations. Prior to January 1, 1995, the Company classified certain loans meeting the in-substance foreclosure criteria as Other Real Estate Owned (OREO). Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets to loans. Other Real

     Estate Owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or
     (2) the fair market value of the property. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses. Any subsequent reduction in fair market value is charged to results of operations through the Allowance for Losses on Other Real Estate account. Costs of maintaining and operating foreclosed properties are expensed as incurred. Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

     Mortgage Servicing Rights. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS122). This statement, which the Company will be required to adopt in 1996, eliminates the accounting distinction of rights to service certain mortgage loans whether they are acquired through loan origination activities or through purchase transactions. The impact of the statement has been assessed by management and will not have a material impact on the Company's financial statements.

     Securities. The Company uses the specific identification method to determine the basis for computing realized gain or loss. Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS115) and accounts for debt and equity securities as follows:

             Held to Maturity (HTM). Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

             Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

             Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

         Prior to the adoption of FAS115, the Company accounted for debt and equity securities as follows:

             Held for Investment. Debt and equity securities classified as held for investment were carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Investments and mortgage-backed securities were classified as held for investment when management had the ability and the intent to hold these securities until maturity considering all foreseeable events and conditions.

             Held for Resale. Debt and equity securities classified as held for resale were carried at lower of cost or market value. Unrealized losses were included in the consolidated statement of operations and retained earnings.

     Premises and Equipment. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful lives of the related assets. Useful lives are estimated to be 20 to 40 years for premises and 3 to 10 years for equipment. Maintenance and repairs are charged to income as incurred while major improvements and replacements are capitalized.

     Loan Fees. The Company treats loan fees, net of direct costs, as an adjustment to the yield of the related loan over its term.

     Income Taxes. The Company files a consolidated Federal income tax return. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109). The cumulative effect of this change in accounting principle as of January 1, 1993, increased net income by $86,000 and earnings per share by $0.03 for the year ended December 31, 1993. Under FAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs.

     Earnings Per Share. Earnings per share have been adjusted to give retroactive recognition to stock splits and stock dividends. The weighted average number of shares during the years ended December 31, 1995, 1994 and 1993 were 3,083,921, 3,105,481, and 3,083,862, respectively.

     Stock Options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123). This statement, which the Company will be required to adopt in 1996, encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company will elect to provide the pro forma disclosures in its 1996 financial statements.

     General. Certain prior period amounts have been reclassified to conform to current year presentation.

2.   CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. The reserve balances were $4,570,000 and $3,414,000 as of December 31, 1995 and 1994, respectively.

3.   INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 1995 and 1994 were (in thousands):

                                                                  AVAILABLE FOR SALE
                                         -----------------------------------------------------------------------
                                                                 Gross             Gross           Estimated
          December 31,                       Amortized         Unrealized        Unrealized          Market
              1995                             Cost               Gains            Losses             Value
          ------------                   ----------------  -----------------  ----------------  ----------------
     U.S. Treasury  . . . . . . . . .    $          7,029  $              41  $              6  $          7,064
     U.S. Government Agencies   . . .              25,410                 77                23            25,464
     Mortgage-backed Securities:
       Direct Govt. Agency Issues   .              61,280                726                18            61,988
       Other Private Issues   . . . .               3,326                109                               3,435
     State and Political
       Subdivisions   . . . . . . . .              39,482                834                25            40,291
     Other Stocks and Bonds   . . . .               3,575                  2                               3,577
                                         ----------------  -----------------  ----------------  ----------------

       Total  . . . . . . . . . . . .    $        140,102  $           1,789  $             72  $        141,819
                                         ================  =================  ================  ================


                                                                     HELD TO MATURITY
                                         -----------------------------------------------------------------------
                                                                Gross             Gross          Estimated
          December 31,                       Amortized       Unrealized         Unrealized         Market
              1995                             Cost             Gains             Losses           Value
          ------------                   ----------------  ---------------    ---------------   ----------------
     U.S. Treasury  . . . . . . . . .    $                 $                  $                 $
     U.S. Government Agencies   . . .               1,665                                   9              1,656
     Mortgage-backed Securities:
       Direct Govt. Agency Issues   .              32,675              499                136             33,038
       Other Private Issues   . . . .               1,309                                  10              1,299
     State and Political
       Subdivisions   . . . . . . . .                 970                8                                   978
     Other Stocks and Bonds   . . . .
                                         ----------------  ---------------    ---------------   ----------------

       Total  . . . . . . . . . . . .    $         36,619  $           507    $           155   $         36,971
                                         ================  ===============    ===============   ================



                                                                  AVAILABLE FOR SALE
                                         -----------------------------------------------------------------------
                                                                 Gross             Gross           Estimated
          December 31,                       Amortized         Unrealized        Unrealized          Market
              1994                             Cost               Gains            Losses             Value
          ------------                   ----------------  -----------------  ----------------  ----------------
     U.S. Treasury  . . . . . . . . .    $          9,956  $                  $           102   $          9,854
     U.S. Government Agencies   . . .              14,996                 18               84             14,930
     Mortgage-backed Securities:
       Direct Govt. Agency Issues   .              26,958                 93              820             26,231
       Other Private Issues   . . . .               1,414                  9                               1,423
     State and Political
       Subdivisions   . . . . . . . .                 912                  1                2                911
     Other Stocks and Bonds   . . . .               2,005                                                  2,005
                                         ----------------  -----------------  ----------------  ----------------

       Total  . . . . . . . . . . . .    $         56,241  $             121  $         1,008   $         55,354
                                         ================  =================  ===============   ================


                                                                     HELD TO MATURITY
                                         -----------------------------------------------------------------------
                                                                Gross             Gross          Estimated
          December 31,                       Amortized       Unrealized         Unrealized         Market
              1994                             Cost             Gains             Losses           Value
          ------------                   ----------------  ---------------    ---------------   ----------------
     U.S. Treasury  . . . . . . . . .    $          7,016  $                  $           175   $          6,841
     U.S. Government Agencies   . . .              20,124                                 641             19,483
     Mortgage-backed Securities:
       Direct Govt. Agency Issues   .              58,340                               2,400             55,940
       Other Private Issues   . . . .               2,086                                 109              1,977
     State and Political
       Subdivisions   . . . . . . . .              29,633                338              843             29,128
     Other Stocks and Bonds   . . . .                 252                                                    252
                                         ----------------  -----------------  ----------------  ----------------

       Total  . . . . . . . . . . . .    $        117,451  $             338  $         4,168   $        113,621
                                         ================  =================  ===============   ================

Interest income recognized on securities for the years ended December 31, 1995, 1994 and 1993 were (in thousands):

                                                             Years Ended December 31,
                                             -----------------------------------------------------
                                                    1995              1994              1993
                                             -----------------  -----------------  ---------------
     U.S. Treasury  . . . . . . . . .         $            713  $             900  $         1,428
     U.S. Government Agencies   . . .                    2,039              1,111              266
     Mortgage-backed Securities   . .                    5,673              5,255            6,376
     State and Political Subdivisions                    1,581              1,467            1,247
     Other Stocks and Bonds   . . . .                      131                191              173
     Trading Account Securities   . .                                                            4
                                              ----------------  -----------------  ---------------

     Total interest income on securities      $         10,137  $           8,924  $         9,494
                                              ================  =================  ===============

Interest income from Trading Account Securities for the year ended December 31, 1993 is included in Interest income from Other interest earning assets on the Consolidated Statements of Income.

In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1995.

Of the $221,000 in net securities gains from the AFS portfolio in 1995, there were $450,000 in realized gains and $229,000 in realized losses. Of the $25,000 in net securities gains from the AFS portfolio in 1994, there were $164,000 in realized gains and $139,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 1995 are presented below. Mortgage-backed securities are presented in total by category.


                                                                                     Amortized      Aggregate
                                                                                       Cost         Fair Value
                                                                                  --------------  --------------
                                                                                          (in thousands)
Held to maturity securities:
   Due in one year or less  . . . . . . . . . . . . . . . . . . . . . . . . . .   $          858  $          856
   Due after one year through five years  . . . . . . . . . . . . . . . . . . .            1,777           1,778
   Due after five years through ten years . . . . . . . . . . . . . . . . . . .
   Due after ten years  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                  --------------  --------------
                                                                                           2,635           2,634
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . . . .           33,984          34,337
                                                                                  --------------  --------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       36,619  $       36,971
                                                                                  ==============  ==============

Available for sale securities:
   Due in one year or less  . . . . . . . . . . . . . . . . . . . . . . . . . .   $       35,398  $       35,460
   Due after one year through five years  . . . . . . . . . . . . . . . . . . .           22,567          23,051
   Due after five years through ten years . . . . . . . . . . . . . . . . . . .           10,206          10,442
   Due after ten years  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,325           7,443
                                                                                  --------------  --------------
                                                                                          75,496          76,396
Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . . . .           64,606          65,423
                                                                                  --------------  --------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      140,102  $      141,819
                                                                                  ==============  ==============

Investment securities with book values of $20,042,000 and $11,663,000 were pledged as of December 31, 1995 and 1994, respectively, to secure public and trust deposits or for other purposes as required by law.

4.  LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated statement of condition are classified as follows (in thousands):

                                                                           December 31,          December 31,
                                                                               1995                 1994
                                                                        -----------------     -----------------
Real Estate Loans:
   Construction . . . . . . . . . . . . . . . . . . . . . . . . . .     $           4,558     $           6,118
   1-4 family residential . . . . . . . . . . . . . . . . . . . . .                49,909                38,563
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                54,436                53,881
Commercial, financial and agricultural loans  . . . . . . . . . . .                44,436                39,871
Loans to individuals  . . . . . . . . . . . . . . . . . . . . . . .                83,478                69,177
                                                                        -----------------     -----------------
Total loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .               236,817               207,610
   Less:  Unearned income . . . . . . . . . . . . . . . . . . . . .                 8,039                 6,620
          Reserve for loan losses . . . . . . . . . . . . . . . . .                 3,317                 3,137
                                                                        -----------------     -----------------
Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         225,461     $         197,853
                                                                        =================     =================

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994         1993
                                                                     -------------  ------------  ------------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . .  $       3,137  $      2,846  $      2,711
  Provision for loan losses . . . . . . . . . . . . . . . . . . . .           (300)          250           600
    Loans charged off . . . . . . . . . . . . . . . . . . . . . . .           (599)         (530)         (873)
    Recoveries of loans charged off . . . . . . . . . . . . . . . .          1,079           571           408
                                                                     -------------  ------------  ------------
      Net loan (losses) recoveries  . . . . . . . . . . . . . . . .            480            41          (465)
                                                                     -------------  ------------  ------------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . . .  $       3,317  $      3,137  $      2,846
                                                                     =============  ============  ============

Nonaccrual loans at December 31, 1995 and 1994 were $1,256,000 and $627,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 1995 and 1994 were $336,000 and $657,000, respectively. There were $807,000 in loans classified as substantively repossessed collateral, which includes nonqualifying OREO sales, at December 31, 1994.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                      Valuation    Carrying
                                                                         Total        Allowance      Value
                                                                     -------------  ------------  ------------
Real Estate Loans . . . . . . . . . . . . . . . . . . . . . . . . .  $         486  $        130  $        356
Commercial Loans  . . . . . . . . . . . . . . . . . . . . . . . . .            654           153           501
Loans to Individuals  . . . . . . . . . . . . . . . . . . . . . . .            116            19            97
                                                                     -------------  ------------  ------------

Balance at December 31, 1995  . . . . . . . . . . . . . . . . . . .  $       1,256  $        302  $        954
                                                                     =============  ============  ============



For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $1,330,000. During the year ended December 31, 1995, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $78,000, $260,000 and $98,000 for the years ended December 31, 1995, 1994 and
1993, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $273,000, $126,000 and $170,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.  BANK PREMISES AND EQUIPMENT

                                                                        December 31,           December 31,
                                                                            1995                   1994
                                                                       ----------------       ----------------
                                                                                   (in thousands)
Bank premises . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         12,912       $         10,833
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . .               7,492                  6,929
                                                                       ----------------       ----------------
                                                                                 20,404                 17,762
Less accumulated depreciation . . . . . . . . . . . . . . . . . . .               8,735                  7,887
                                                                       ----------------       ----------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . .    $         11,669       $          9,875
                                                                       ================       ================

Depreciation expense was $997,000, $953,000 and $815,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

6.  OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned for the periods presented (in thousands):

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994          1993
                                                                     -------------  ------------  ------------
Balance at beginning of year  . . . . . . . . . . . . . . . . . . .  $       1,291  $      2,594  $      3,455
    Provision for Losses  . . . . . . . . . . . . . . . . . . . . .                           43           338
    Losses on sales . . . . . . . . . . . . . . . . . . . . . . . .                       (1,442)       (1,379)
    Gains on sales  . . . . . . . . . . . . . . . . . . . . . . . .                           96           180
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (345)
                                                                     -------------  ------------  ------------
Balance at end of year  . . . . . . . . . . . . . . . . . . . . . .  $         946  $      1,291  $      2,594
                                                                     =============  ============  ============



As stated in Note 1, prior to January 1, 1995, the Company classified certain loans meeting the in-substance foreclosure criteria as OREO. Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets to loans. The "Other" category above reflects the effect of this reclassification.

For the years ended December 31, 1995 and 1994, income from OREO properties exceeded the provision and other expenses by $34,000 and $32,000, respectively. For the year ended December 31, 1993, the provision and other expenses exceeded income by $288,000.

7.  DOMESTIC TIME DEPOSITS

                                                                         December 31,            December 31,
                                                                            1995                    1994
                                                                      ----------------        ----------------
                                                                                   (in thousands)
Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . .   $         14,806        $          15,023
Money Market demand deposits  . . . . . . . . . . . . . . . . . . .             52,408                   60,164
Now demand deposits . . . . . . . . . . . . . . . . . . . . . . . .             58,819                   53,932
Certificates and other time deposits
 of $100,000 or more  . . . . . . . . . . . . . . . . . . . . . . .             44,339                   42,781
Certificates and other time
 deposits under $100,000  . . . . . . . . . . . . . . . . . . . . .            133,230                  125,194
                                                                      ----------------        -----------------

            Total . . . . . . . . . . . . . . . . . . . . . . . . .   $        303,602        $         297,094
                                                                      ================        =================

For the years ended December 31, 1995, 1994 and 1993, interest expense on time certificates of deposit of $100,000 or more aggregated $2,083,000, $1,675,000 and $1,470,000, respectively.

8.  SHORT TERM BORROWINGS (dollars in thousands)


                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994          1993
                                                                     -------------  ------------  ------------
Federal funds purchased
  Balance at end of period  . . . . . . . . . . . . . . . . . . . .  $       4,600  $             $      7,600
  Average amount outstanding during the period (1)  . . . . . . . .            611           959         1,216
  Maximum amount outstanding during the period  . . . . . . . . . .          5,350         4,750         7,800
  Weighted average interest rate during the period (2)  . . . . . .           6.1%          3.4%          3.1%
  Interest rate at end of period  . . . . . . . . . . . . . . . . .           6.0%                        3.1%

Securities sold under agreements to repurchase
  Balance at end of period  . . . . . . . . . . . . . . . . . . . .                 $             $      3,923
  Average amount outstanding during the period (1)  . . . . . . . .                          395           806
  Maximum amount outstanding during the period  . . . . . . . . . .                        6,083         6,093
  Weighted average interest rate during the period (2)  . . . . . .                         3.2%          3.3%
  Interest rate at end of period  . . . . . . . . . . . . . . . . .                                       3.1%

Treasury tax and loan funds
  Balance at end of period  . . . . . . . . . . . . . . . . . . . .  $       1,352  $      1,653  $      1,727
  Average amount outstanding during the period (1)  . . . . . . . .          1,180         1,164           982
  Maximum amount outstanding during the period  . . . . . . . . . .          2,907         2,475         2,127
  Weighted average interest rate during the period (2)  . . . . . .           4.8%          3.4%          2.2%
  Interest rate at end of period  . . . . . . . . . . . . . . . . .           5.2%          5.2%          2.9%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average short-term debt outstanding.

9.  LONG TERM OBLIGATIONS (dollars in thousands)


                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994          1993
                                                                     -------------  ------------  ------------
FHLB - Advances
  Balance at end of period  . . . . . . . . . . . . . . . . . . . .  $      13,686  $      7,997  $      8,850
  Average amount outstanding during the period (1)  . . . . . . . .          8,912         8,380         2,562
  Maximum amount outstanding during the period  . . . . . . . . . .         13,766         8,850         9,000
  Weighted average interest rate during the period (2)  . . . . . .           5.1%          4.8%          4.9%
  Interest rate at end of period  . . . . . . . . . . . . . . . . .           5.5%          4.8%          4.8%


FHLB advances by remaining maturity at December 31 are:

                                      Under        Due          Due          Over         1995         1994
                                     1 Year     1-5 Years    6-10 Years    10 Years       Total        Total
                                   ----------- ------------ ------------ ------------ -----------  -----------
Fixed rate  . . . . . . . . . .    $     4,590 $      5,314 $      2,678 $      1,104 $    13,686  $     7,997
                                   ----------- ------------ ------------ ------------ -----------  -----------

  Total Long-term Obligations .    $     4,590 $      5,314 $      2,678 $      1,104 $    13,686  $     7,997
                                   =========== ============ ============ ============ ===========  ===========

Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock, nonspecified real estate loans and mortgage-backed securities.


(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average long-term debt outstanding.

10.  RETIREMENT AND OTHER BENEFIT PLANS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $2,600,000 over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $97,000, $99,000 and $83,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $628,000, $736,000 and $564,000 for the years ended December 31, 1995, 1994 and 1993. There was one retiree participating in the health insurance plan as of December 31, 1995. There were two retirees participating in the health insurance plan as of December 31, 1994.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $150,000, $120,000 and $120,000, respectively. At December
31, 1995 and 1994, 80,745 and 72,504 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an Officers Long Term Disability Income Plan, (the "Disability Plan"), which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the plan if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The Disability Plan provides, among other things, under its terms that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of this plan are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans.

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participants date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 54,414 and 56,540 shares of Southside Bancshares, Inc. stock purchased at fair market value as of December 31, 1995 and 1994, respectively. The number of shares have been adjusted as a result of stock dividends.

                                                                         December 31,           December 31,
                                                                             1995                   1994
                                                                       ----------------       ----------------
                                                                                   (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
  of ($5,850) and ($4,659) respectively . . . . . . . . . . . . . .    $          6,642       $          5,295
                                                                       ================       ================

Projected benefit obligation for service rendered to date . . . . .    $         (9,644)      $         (7,452)
Plan assets at fair value, primarily stocks, bonds and CD's . . . .               7,570                  6,258
                                                                       ----------------       ----------------

Plan assets over (under) projected benefit obligation . . . . . . .              (2,074)                (1,194)
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . .               1,878                  1,345
Unrecognized net asset being amortized over 16.55 years . . . . . .                (370)                  (417)
                                                                       ----------------       ----------------

  Net pension liability included in other liabilities . . . . . . .    $           (566)      $           (266)
                                                                       ================       ================

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% and 4.50% and 8.5% and 5.0% for December 31, 1995 and 1994, respectively. The assumed long-term rate of return on plan assets was 9.0% for both December 31, 1995 and 1994.

Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components (in thousands):


                                                                              Years Ended December 31,
                                                                   -------------------------------------------
                                                                       1995           1994           1993
                                                                   -------------  ------------   -------------
Service cost - benefits earned during the period  . . . . . . .    $         436  $         433  $         363
Interest cost on projected benefit obligation . . . . . . . . .              623            531            467
Actual return on plan assets  . . . . . . . . . . . . . . . . .           (1,212)           149           (637)
Net amortization and deferral . . . . . . . . . . . . . . . . .              652           (726)           115
                                                                   -------------  ------------   -------------

Net periodic pension cost . . . . . . . . . . . . . . . . . . .    $         499  $         387  $         308
                                                                   =============  =============  =============


The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws. The accumulated benefit obligation for this plan was $490,000 and $294,000 as of December 31, 1995 and 1994, respectively. The expense for this plan for the years ended December 31, 1995, 1994 and 1993 was $59,000, $62,000 and $51,000, respectively.

11.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $.35 per share for the year ended December 31, 1995 and $.25 per share for each of the years ended December 31,
1994 and 1993.    Future dividends will depend on the Company's earnings,
financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year. Retained earnings not available for the payment of dividends at December 31, 1995 was $9,123,000.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. As of December 31, 1995, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At December 31, 1995, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan. A total of 231,525 options to purchase stock were approved by the shareholders for grant. During 1993, the Company granted seven executive officers options to purchase 85,382 total shares of stock at an exercise price of $6.91 per share. As of December 31, 1995, 34,153 of these options were exercisable. These options are scheduled to expire in June 2003. During 1995, the Company granted additional options to purchase 58,800 total shares at an exercise price of $11.43 per share. As of December 31, 1995, none of these option were exercisable. These options are scheduled to expire in June 2005. As of December 31, 1995, there were 87,343 options remaining available to grant. The number of shares and share prices have been adjusted as a result of stock dividends.

12.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 1995, 20,800 shares were sold under this plan at an average price of $12.41 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at it's discretion, modify or discontinue the plan. During 1995, 26,339 shares of treasury stock were purchased under this plan at a cost of $267,000.

Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

13.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements consist of the following (in thousands):

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994          1993
                                                                     -------------  ------------  ------------
Current tax provision . . . . . . . . . . . . . . . . . . . . . . .  $       1,429  $        899  $      1,429
Deferred tax provision  . . . . . . . . . . . . . . . . . . . . . .            284           303            13
                                                                     -------------  ------------  ------------
Provision for tax expense charged to operations . . . . . . . . . .          1,713         1,202         1,442
Shareholders' Equity - Unrealized gains (losses) on
    securities available for sale . . . . . . . . . . . . . . . . .          1,212        (1,281)          406
                                                                     -------------  ------------  ------------

Comprehensive provision (benefit) for income tax  . . . . . . . . .  $       2,925  $        (79)  $      1,848
                                                                     =============  ============   ============




Deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):

                                                                              Years Ended December 31,
                                                                     -----------------------------------------
                                                                         1995          1994          1993
                                                                     -------------  ------------  ------------
Provision for loan losses . . . . . . . . . . . . . . . . . . . . .  $         102  $        (85) $       (161)
Provision for OREO losses . . . . . . . . . . . . . . . . . . . . .            117           443           245
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .             31            (9)          (48)
Retirement and other benefit plans  . . . . . . . . . . . . . . . .            (41)          (78)          (64)
FHLB Stock dividends  . . . . . . . . . . . . . . . . . . . . . . .             37            31
Loan origination costs  . . . . . . . . . . . . . . . . . . . . . .             25            15            14
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13           (14)           27
                                                                     -------------  ------------  ------------

Deferred tax provision  . . . . . . . . . . . . . . . . . . . . . .  $         284  $        303  $         13
                                                                     =============  ============  ============


The Company has a $267,000 capital loss carryforward remaining for tax purposes at December 31, 1995. If unused, $77,000 of this carryforward will expire on January 1, 1997 and the remaining $190,000 will expire on January 1, 1998.

The components of the net deferred tax asset as of December 31, 1995 are summarized below (in thousands):

                                                                                     Assets       Liabilities
                                                                                  -------------   -----------
Allowance for Losses on OREO  . . . . . . . . . . . . . . . . . . . . . . . .     $         369   $
Reserve for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . .               244
Retirement and Other Benefit Plans  . . . . . . . . . . . . . . . . . . . . .               454
Unrealized gains on securities available for sale . . . . . . . . . . . . . .                            (337)
Loan Origination Costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (141)
Premises and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (124)
FHLB Stock Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             (68)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                15
                                                                                  -------------   -----------
   Gross deferred tax assets (liabilities)  . . . . . . . . . . . . . . . . .             1,082          (670)
                                                                                  -------------   -----------

      Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . .     $         412
                                                                                  =============


A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                     Years Ended December 31,
                                                   --------------------------------------------------------------
                                                          1995                 1994                 1993
                                                   -------------------  -------------------   -------------------
                                                              Percent              Percent               Percent
                                                                of                   of                    of
                                                              Pre-Tax              Pre-Tax               Pre-Tax
                                                    Amount     Income    Amount     Income      Amount    Income
                                                   --------   --------  ---------  --------   --------  ---------
Calculated Tax Expense  . . . . . . . . . . . .    $  2,123      34.0%  $   1,605     34.0%   $  1,826      34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest . . . . . . . . . . . . . .        (518)     (8.3%)      (492)   (10.4%)      (428)     (8.0%)

Other Net . . . . . . . . . . . . . . . . . . .         108       1.7%         89      1.8%         44        .8%
                                                   --------   --------  ---------  --------   --------  ---------

Provision for Tax Expense Charged to
   Operations . . . . . . . . . . . . . . . . .       1,713      27.4%      1,202     25.4%      1,442      26.8%

Shareholders' Equity - Unrealized gains
   (losses) on securities available for sale  .       1,212      19.4%     (1,281)   (27.1%)       406       7.6%
                                                   --------   --------  ---------  --------   --------  ---------

Comprehensive Provision (benefit) for
   Income Tax . . . . . . . . . . . . . . . . .    $  2,925      46.8%  $     (79)    (1.7%)  $  1,848      34.4%
                                                   ========   ========  =========  ========   ========  =========


14.  CONTINGENCIES

Other than litigation in the normal course of business, to which the Company, or its subsidiaries, is subject, management of the Company, after consulting with its legal counsel, believes that liability resulting from any of these actions will not have a material effect on the financial position of the Company or its subsidiaries.

15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business the Company is a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of its customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss the Company has in these particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company had outstanding unused commitments to extend credit of $27,203,000 and $18,787,000 at December 31, 1995 and 1994, respectively. The Company had outstanding standby letters of credit of $1,124,000 and $402,000 at December 31, 1995 and 1994, respectively.

In the normal course of business the Company buys and sells securities. At December 31, 1995 and 1994, the Company had commitments to purchase $3,616,000 and $1,328,000 in securities, respectively.

The Company applies the same credit policies in making commitments and standby letters of credit as it does for on- balance-sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, and equipment.

16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the Oil and Gas Industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are secured by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with Real Estate Loans has been mitigated since 45.8% of this group represents loans secured by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining Real Estate Loans are secured primarily with owner occupied commercial real estate.

The Mortgage-backed Securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

17.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 1995 and 1994 were (in thousands):

                                                                          Year Ended          Year Ended
                                                                          December 31,        December 31,
                                                                             1995                1994
                                                                       -----------------   -----------------
Beginning Balance of Loans  . . . . . . . . . . . . . . . . . . . .    $           8,417   $           8,017
  Additional Loans  . . . . . . . . . . . . . . . . . . . . . . . .                2,224               2,888
  Payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3,514)             (2,488)
                                                                       -----------------   -----------------

Ending Balance of Loans . . . . . . . . . . . . . . . . . . . . . .    $           7,127   $           8,417
                                                                       =================   =================

Other indebtedness of officers and employees as of December 31, 1995 and 1994 was $2,786,000 and $3,326,000, respectively.

The Company incurred legal costs of $152,000, $146,000 and $149,000 during the years ended December 31, 1995, 1994 and 1993, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $57,000, $56,000 and $41,000 in insurance premiums during the years ended December 31, 1995, 1994 and 1993, respectively, to a company of which an outside director is an officer.

18.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company's financial instruments, are as follows:

        Cash and due from banks: The carrying amounts for cash and due from banks is a reasonable estimate of those assets' fair value.

        Investment, mortgage-backed and marketable equity securities: Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

        Loans receivable: For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets' fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are valued based upon the underlying value of the collateral.

        Accrued interest receivable: The carrying amount of accrued interest approximates its fair value.

        Deposit liabilities: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount on demand at the reporting date, that is, the carrying value. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

        Federal funds purchased and securities sold under agreement to repurchase: Federal funds purchased and securities sold under agreement to repurchase generally have an original term to maturity of one day and thus are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

        Commitments to extend credit: The carrying amounts of commitments to extend credit and standby letters of credit are a reasonable estimate of those assets' fair value.

        Notes payable FHLB - Dallas: The fair value of these notes is estimated by discounting the future cash flows using rates at which notes would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value. The Company's nonfinancial assets and liabilities are presented in both columns at their carrying amount (in thousands).

                                                   At December 31, 1995              At December 31, 1994
                                             -------------------------------  -------------------------------
                                                 Carrying                         Carrying
                                                 Amount          Fair Value       Amount         Fair Value
                                             ---------------  --------------  ---------------  --------------
Financial assets:
   Cash and due from banks  . . . . . . .    $        26,321  $       26,321  $        25,381  $       25,381
   Federal funds sold . . . . . . . . . .                                              11,100          11,100
   Investment securities:
     Available for sale . . . . . . . . .             74,284          74,284           25,695          25,695
     Held to maturity . . . . . . . . . .              2,635           2,634           57,025          55,704
Mortgage-backed and related securities:
     Available for sale . . . . . . . . .             65,423          65,423           27,654          27,654
     Held to maturity . . . . . . . . . .             33,984          34,337           60,426          57,917
Marketable equity securities:
     Available for sale . . . . . . . . .              2,112           2,112            2,005           2,005
   Loans, net . . . . . . . . . . . . . .            225,461         231,818          197,853         198,714
   Interest receivable  . . . . . . . . .              3,095           3,095            2,581           2,581

Nonfinancial assets:
   Other real estate owned  . . . . . . .                273             273            1,134           1,134
   Premises and equipment . . . . . . . .             11,669          11,669            9,875           9,875
   Other assets . . . . . . . . . . . . .              3,416           3,416            5,492           5,492
                                             ---------------  --------------  ---------------  --------------

Total Assets  . . . . . . . . . . . . . .    $       448,673  $      455,382  $       426,221  $      423,252
                                             ===============  ==============  ===============  ==============

Financial liabilities:
   Retail deposits  . . . . . . . . . . .    $       388,308  $      389,908  $       385,102  $      382,720
   Federal funds purchased  . . . . . . .              4,600           4,600
   Notes payable - FHLB Dallas  . . . . .             13,686          13,024            7,997           7,221

Nonfinancial liabilities:
   Other liabilities  . . . . . . . . . .              8,727           8,727            5,598           5,598
                                             ---------------  --------------  ---------------  --------------

Total liabilities . . . . . . . . . . . .    $       415,321  $      416,259  $       398,697  $      395,539
                                             ===============  ==============  ===============  ==============


As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used. Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented in the above fair value table do not necessarily represent the underlying value of the Company.

The Company did not own any derivative financial instruments as defined by FAS119 and adoption of the statement did not affect the Company's financial statements.

19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

                                                                             December 31,       December 31,
                         ASSETS                                                  1995              1994
                                                                          ----------------   ----------------
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .     $            267   $            259
Investment in Southside Bank at equity in
  underlying net assets . . . . . . . . . . . . . . . . . . . . . . .               33,116             27,249
Investment in service subsidiary at equity in
  underlying net assets . . . . . . . . . . . . . . . . . . . . . . .                   15                 15
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    9                  7
                                                                          ----------------   ----------------

        TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .     $         33,407   $         27,530
                                                                          ================   ================

                         LIABILITIES

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     $             55   $              6
                                                                          ----------------   ----------------

        TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                   55                  6
                                                                          ----------------   ----------------

                         SHAREHOLDERS' EQUITY

Common Stock ($2.50 par, 6,000,000 shares authorized:
  3,141,393 and 2,973,234 shares issued)  . . . . . . . . . . . . . .                7,853              7,433
Paid-in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,209             14,529
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .                9,123              7,480
Treasury Stock (49,421 and 23,082 shares) . . . . . . . . . . . . . .                 (486)              (219)
Net unrealized gains (losses) on securities available for sale  . . .                  653             (1,699)
                                                                          ----------------   ----------------

        TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .               33,352             27,524
                                                                          ----------------   ----------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .     $         33,407   $         27,530
                                                                          ================   ================




CONDENSED STATEMENTS OF INCOME

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                         1995          1994           1993
                                                                     -------------  ------------  ------------
INCOME

Dividends from subsidiary . . . . . . . . . . . . . . . . . . . . .  $       1,197  $        975  $        810
                                                                     -------------  ------------  ------------

     TOTAL INCOME . . . . . . . . . . . . . . . . . . . . . . . . .          1,197           975           810
                                                                     -------------  ------------  ------------

EXPENSE

Salaries and employee benefits  . . . . . . . . . . . . . . . . . .            150           120           120
Taxes other than income . . . . . . . . . . . . . . . . . . . . . .             39            38            40
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             84            60            11
                                                                     -------------  ------------  ------------

     TOTAL EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . .            273           218           171
                                                                     -------------  ------------  ------------

Income before federal income tax expense  . . . . . . . . . . . . .            924           757           639
Benefit for federal income tax expense  . . . . . . . . . . . . . .            (93)          (74)          (58)
                                                                     ------------   -----------   -----------
Income before equity in undistributed
   earnings of subsidiaries . . . . . . . . . . . . . . . . . . . .          1,017           831           697
Equity in undistributed earnings of subsidiaries  . . . . . . . . .          3,515         2,688         3,318
                                                                     -------------  ------------  ------------

     NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,532  $      3,519  $      4,015
                                                                     =============  ============  ============



CONDENSED STATEMENTS OF CASH FLOW

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                          1995          1994          1993
                                                                     -------------  -----------   -----------
OPERATING ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,532  $      3,519  $      4,015
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries  . . . . . . .         (3,515)       (2,688)       (3,318)
    (Increase) decrease in taxes receivable . . . . . . . . . . . .             (2)            5             2
    Increase (decrease) in other liabilities  . . . . . . . . . . .             49            (2)          (44)
                                                                     -------------  ------------  ------------
         Net cash provided by operating activities  . . . . . . . .          1,064           834           655

INVESTING ACTIVITIES:
  Investments in subsidiaries . . . . . . . . . . . . . . . . . . .                                        (15)
                                                                     -------------  ------------  ------------
         Net cash used in investing activities  . . . . . . . . . .                                        (15)

FINANCING ACTIVITIES:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .         (1,047)         (725)         (686)
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .           (267)         (219)
  Common Stock Issued . . . . . . . . . . . . . . . . . . . . . . .            258           195           201
                                                                     -------------  ------------  ------------
         Net cash used in financing activities  . . . . . . . . . .         (1,056)         (749)         (485)

  Net increase (decrease) in cash and cash equivalents  . . . . . .              8            85           155
  Cash and cash equivalents at beginning of year  . . . . . . . . .            259           174            19
                                                                     -------------  ------------  ------------

  Cash and cash equivalents at end of year  . . . . . . . . . . . .  $         267  $        259  $        174
                                                                     =============  ============  ============



                           SOUTHSIDE BANCSHARES, INC.

                           Exhibit Index for the Year
                            Ended December 31, 1995


  Item                 Description                           Reference for Filing
--------   ------------------------------------      -------------------------------------
3(a)(i)    Articles of Incorporation as amended      This exhibit is incorporated herein
           and in effect on December 31, 1992,       by reference to the December 31, 1992
           of SoBank, Inc. (now named Southside      Form 10K.
           Bancshares, Inc.).

3(a)(ii)   Articles of Amendment effective May       This exhibit is incorporated herein
           9, 1994 to Articles of Incorporation      by reference to the December 31, 1994
           of SoBank, Inc. (now named Southside      Form 10K.
           Bancshares, Inc.).

3(b)       Bylaws as amended and in effect on        This exhibit is incorporated herein
           March 23, 1995 of Southside               by reference to the December 31, 1994
           Bancshares, Inc..                         Form 10K.

10(a)(i)   Deferred Compensation Plan for B. G.      This exhibit is incorporated herein
           Hartley effective February 13, 1984,      by reference to the December 31, 1994
           as amended June 28, 1990 and December     Form 10K.
           15, 1994.

10(a)(ii)  Deferred Compensation Plan for Robbie     Filed herewith.
           N. Edmonson effective February 13,
           1984, as amended June 28, 1990 and
           March 16, 1995.

10(b)      Officers Long Term Disability Income      This exhibit is incorporated herein
           Plan effective June 25, 1990.             by reference to the June 30, 1990
                                                     Form 10K.

10(c)      Retirement Plan Restoration Plan for      This exhibit is incorporated herein
           the subsidiaries of SoBank, Inc. (now     by reference to the December 31, 1992
           named Southside Bancshares, Inc.).        Form 10K.

10(d)      Incentive Stock Option Plan effective     This exhibit is incorporated herein
           April 1, 1993 of SoBank, Inc. (now        by reference to the December 31, 1994
           named Southside Bancshares, Inc.).        Form 10K.

10(e)      Form of Deferred Compensation             Filed herewith.
           Agreements dated June 30, 1994 with
           each of Sam Dawson, Lee Gibson, Titus
           Jones, Jeryl Story and Andy Wall as
           amended November 13, 1995.

22         Subsidiaries of the Registrant.           This exhibit is incorporated herein
                                                     by reference to the December 31, 1994
                                                     Form 10K.

27         Financial Data Schedule for the year      Filed herewith.
           ended December 31, 1995.