Form 10-Q
period 1996-03-31
SOUTHSIDE BANCSHARES INC
filed 1996-05-14
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                               -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________to ________


                       Commission file number  0-12247
                                              ---------

                          SOUTHSIDE BANCSHARES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                   75-1848732
- ----------------------------------------    ------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     1201 S. Beckham, Tyler, Texas                           75701
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code) 903-531-7111
                                                    --------------

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

Shares of Common Stock, par value $2.50, Outstanding were 3,146,274 at March 31, 1996.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                                      March 31,     December 31,
                                                                                                        1996           1995
                                                                                                      ---------     -----------
                                                            ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $  27,262        $26,321
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,675
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    58,486         74,284
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,173          2,635
                                                                                                      ---------      ---------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . .                    60,659         76,919
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    73,659         65,423
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    31,519         33,984
                                                                                                      ---------      ---------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . .                   105,178         99,407
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,167          2,112
Loans:
   Loans, net of unearned discount  . . . . . . . . . . . . . . . . . . . . . . . . .                   234,499        228,778

   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .                    (3,258)        (3,317)
                                                                                                      ---------      ---------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   231,241        225,461

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    11,595         11,669
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       273            273
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,670          3,095
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       776            412
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,554          3,004
                                                                                                      ---------      ---------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 449,050      $ 448,673
                                                                                                      =========      =========


                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 85,747        $84,706
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   309,942        303,602
                                                                                                      ---------      ---------

     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   395,689        388,308

Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       900          4,600
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    13,275         13,686
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     5,773          8,727
                                                                                                      ---------      ---------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   415,637        415,321
                                                                                                      ---------      ---------
Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,146,274 and 3,141,393 shares issued and outstanding) . . . . . . . . . . . . .                     7,865          7,853
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16,270         16,209
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     9,863          9,123
   Treasury stock (57,448 and 49,421 shares at cost)  . . . . . . . . . . . . . . . .                      (607)          (486)
   Net unrealized gains on securities available for sale  . . . . . . . . . . . . . .                        22            653
                                                                                                      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . .                    33,413         33,352
                                                                                                      ---------      ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .                 $ 449,050      $ 448,673
                                                                                                      =========      =========


      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1996          1995
                                                                                   ------------  ------------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      5,111  $      4,438
   Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .             944         1,112
   Mortgage-backed and related securities . . . . . . . . . . . . . . . . . . .           1,564         1,396
   Other interest earning assets  . . . . . . . . . . . . . . . . . . . . . . .              71           152
                                                                                   ------------  ------------
       Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . .           7,690         7,098

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . .           3,256         2,858
   Short-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .              42            24
   Long-term obligations  . . . . . . . . . . . . . . . . . . . . . . . . . . .             185            94
                                                                                   ------------  ------------
       Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . .           3,483         2,976
                                                                                   ------------  ------------

Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,207         4,122
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .              75
                                                                                   ------------  ------------

Net interest income after provision for loan losses . . . . . . . . . . . . . .           4,132         4,122
                                                                                   ------------  ------------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             669           676
   Gains on securities available for sale . . . . . . . . . . . . . . . . . . .             126            10
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             274           206
                                                                                   ------------  ------------
       Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . .           1,069           892
                                                                                   ------------  ------------

Noninterest expenses
   Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . . .           2,357         2,135
   Net occupancy expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .             412           408
   Equipment expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              75            75
   Advertising, travel & entertainment  . . . . . . . . . . . . . . . . . . . .             226           201
   Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             105           102
   FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1           210
   Postage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              69            74
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             543           479
                                                                                   ------------  ------------
       Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . .           3,788         3,684
                                                                                   ------------  ------------

Income before federal tax expense . . . . . . . . . . . . . . . . . . . . . . .           1,413         1,330
Provision for tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .             364           362
                                                                                   ------------  ------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,049  $        968
                                                                                   ============  ============

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        .34  $        .31
                                                                                   ============  ============


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1996          1995
                                                                                   ------------  ------------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,049  $        968
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .             503           379
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (202)         (223)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .              75
  Decrease in interest receivable . . . . . . . . . . . . . . . . . . . . . . .             425            36
  (Increase) in other receivables and prepaids  . . . . . . . . . . . . . . . .            (476)         (571)
  (Increase) decrease in deferred tax asset . . . . . . . . . . . . . . . . . .             (38)          110
  (Decrease) in interest payable  . . . . . . . . . . . . . . . . . . . . . . .             (15)          (18)
  (Gain) on sale of securities available for sale . . . . . . . . . . . . . . .            (126)          (10)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              (5)          (10)
  Increase (decrease) in other payables . . . . . . . . . . . . . . . . . . . .          (2,939)        3,374
                                                                                   ------------  ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .          (1,749)        4,035

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .           3,451         6,060
 Proceeds from sales of mortgage-backed securities available for sale . . . . .          16,004         7,153
 Proceeds from maturities of investment securities available for sale . . . . .          19,602         3,052
 Proceeds from maturities of mortgage-backed securities available for sale  . .           2,647         1,503
 Proceeds from maturities of investment securities held to maturity . . . . . .             474         5,675
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           2,518         1,109
 Purchases of investment securities available for sale  . . . . . . . . . . . .          (7,739)      (18,198)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .         (27,366)       (2,464)
 Purchases of marketable equity securities available for sale . . . . . . . . .             (55)          (24)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .          (3,675)       (6,425)
 Net (increase) decrease in loans . . . . . . . . . . . . . . . . . . . . . . .          (6,266)          310
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .            (179)         (165)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              24            42
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             337           277
                                                                                   ------------  ------------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . .            (223)       (2,095)

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1996          1995
                                                                                   ------------  ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .    $      1,209  $     (9,365)
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .           6,172         1,699
 Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . . .              73
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .          (3,700)          650
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (121)         (212)
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (309)
 Net (decrease) in notes payable  . . . . . . . . . . . . . . . . . . . . . . .            (411)         (201)
                                                                                   ------------  ------------
      Net cash provided by financing activities . . . . . . . . . . . . . . . .           2,913        (7,429)
                                                                                   ------------  ------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .             941        (5,489)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          26,321        25,381
                                                                                   ------------  ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     27,262  $     19,892
                                                                                   ============  ============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,498  $      2,995
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         80  $         75

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        411  $        232



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                              Net
                                                                                          Unrealized     Total
                                             Common      Paid in    Retained   Treasury      Gains    Shareholders'
                                              Stock      Capital    Earnings     Stock      (Losses)    Equity
                                            ----------  ---------   ---------  ----------  ---------- ------------
Balance at December 31, 1994  . . . . . .   $    7,433  $  14,529   $   7,480  $     (219) $   (1,699) $   27,524
Net Income  . . . . . . . . . . . . . . .                                 968                                 968
Purchase of 21,344 shares of
 Treasury stock . . . . . . . . . . . . .                                            (212)                   (212)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                         768         768
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at March 31, 1995 . . . . . . . .   $    7,433  $  14,529   $   8,448  $     (431) $     (931) $   29,048
                                            ==========  =========   =========  ==========  ==========  ==========


Balance at December 31, 1995  . . . . . .   $    7,853  $  16,209   $   9,123  $     (486) $      653  $   33,352
Net Income  . . . . . . . . . . . . . . .                               1,049                               1,049
Cash dividend ($.10 per share)  . . . . .                                (309)                               (309)
Common stock issued (4,881 shares)  . . .           12         61                                              73
Purchase of 8,027 shares of
 Treasury stock . . . . . . . . . . . . .                                            (121)                   (121)
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                        (631)       (631)
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at March 31, 1996 . . . . . . . .   $    7,865  $  16,270   $   9,863  $     (607) $       22  $   33,413
                                            ==========  =========   =========  ==========  ==========  ==========



     The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flow for the three month periods ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


2.  Earnings Per Share

All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of March 31, 1996 and 1995, the number of shares used to calculate earnings per share was 3,090,155 and 3,091,356, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter ended March 31, 1996 compared to March 31, 1995.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 1996 compared to the same period in 1995. Net income for the quarter ended March 31, 1996 was $1,049,000 as compared to $968,000 for the same period in 1995.

Net Interest Income

Net interest income for the quarter ended March 31, 1996 was $4,207,000, an increase of $85,000 or 2.1% when compared to the same period in 1995. Average interest earning assets increased $27,891,000 or 7.4%, while the net interest spread decreased from 3.7% to 3.3% from March 31, 1995 to March 31, 1996.

During the three months ended March 31, 1996, Average Loans, funded primarily by the growth in average deposits and average FHLB advances, increased $32,303,000 or 16.1%, compared to the same period in 1995. The average yield on loans decreased from 9.0% at March 31, 1995 to 8.8% at March 31, 1996.

Average Securities increased $1,538,000 or .9% for the three months ended March 31, 1996 when compared to the same period in 1995. The overall yield on Average Securities decreased to 6.0% during the three months ended March 31, 1996, from 6.1% during the same period in 1995.

Interest income from federal funds and other interest earning assets decreased $81,000 or 53.3% for the three months ended March 31, 1996 when compared to 1995 as a result of the average balance decrease of 54.8%. The average yield increased slightly from 5.7% in 1995 to 5.8% in 1996.

Total interest expense increased $507,000 or 17.0% to $3,483,000 during the three months ended March 31, 1996 as compared to $2,976,000 during the same period in 1995. The increase was attributable to an increase in Average Interest Bearing Liabilities of $17,555,000 or 5.7% and an increase in the average yield on interest bearing liabilities from 3.9% in 1995 to 4.3% in 1996.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    -------------------------------------------------------------------
                               AVERAGE                   YIELD OR            AVERAGE                YIELD OR
                               VOLUME       INTEREST     RATE PAID            VOLUME     INTEREST    RATE PAID
                              --------------------------------------------------------------------------------

                                                          (Dollars in thousands)
                              Three Months Ended March 31, 1996            Three Months Ended March 31, 1995
                             -----------------------------------          -----------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  232,867   $   5,111          8.8%         $  200,564  $    4,438         9.0%
 Investment Securities           70,167         944          5.4%             78,556       1,112         5.7%
 Mortgage-backed Securities      98,025       1,564          6.4%             88,098       1,396         6.4%
 Other Interest Earning
  Assets                          4,898          71          5.8%             10,848         152         5.7%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                          405,957       7,690          7.6%            378,066       7,098         7.6%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  306,972   $   3,256          4.3%         $  296,328  $    2,858         3.9%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                     3,415          42          4.9%              2,053          24         4.7%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas      13,413         185          5.5%              7,864          94         4.8%
                             ----------   ---------                       ----------  ----------


TOTAL INTEREST BEARING
LIABILITIES                     323,800       3,483          4.3%            306,245       2,976         3.9%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.3%                                        3.7%
                                                            =====                                       =====


Noninterest Income

Noninterest income was $1,069,000 for the quarter ended March 31, 1996 compared to $892,000 for the same period in 1995. A $116,000 increase in gains on sales of securities available for sale accounted for most of the change when comparing the three month periods. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio. Other noninterest income increased $68,000 for the quarter ended March 31, 1996 primarily as a result of increases in trust income, credit life commissions and other fee income.

The market value of the entire securities portfolio at March 31, 1996 was $168,138,000 with a net unrealized gain on that date of $799,000. The net unrealized gain is comprised of $1,550,000 in unrealized gains and $751,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $3,788,000 for the quarter ended March 31, 1996, compared to $3,684,000 for the same period of 1995, representing an increase of $104,000 for the period.

Salaries and employee benefits increased $222,000 or 10.4% during the three months ended March 31, 1996 when compared to the same period in 1995.
Increased direct salary expense including payroll taxes represented $148,000 of the increase while higher retirement and health insurance expense accounted for the remainder of the change.

Advertising, travel and entertainment expense was $226,000 for the quarter ended March 31, 1996, compared to $201,000 for the same period of 1995, representing an increase of $25,000 or 12.4%. Increases in donations and professional education accounted for most of the change for the quarter.

FDIC insurance decreased $209,000 or 100.0% for the quarter ended March 31, 1996 compared to the same period of 1995. During the quarter ended March 31, 1995, the FDIC insurance assessment was $.23 per hundred dollar of deposits. With the Bank Insurance Fund currently fully funded the insurance expense has been reduced to $500 per quarter at present. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund.

Other expense was $543,000 for the quarter ended March 31, 1996, an increase of $64,000 or 13.4% when compared to the same period in 1995. Professional fees have increased as a result of the Company choosing to outsource portions of the compliance, internal audit and computer programming functions rather than increasing personnel. Costs associated with growth in the mortgage and indirect auto lending portfolios also contributed to the increase.

Provision for Income Taxes

The provision for tax expense ratio for the three months ended March 31, 1996 was 25.8% compared to 27.2% for the three months ended March 31, 1995. The reduction is due to an increase in average tax free municipal securities when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at March 31, 1996, of $33,413,000 was up .2% or $61,000 from December 31, 1995, and represented 7.4% of total assets at March 31, 1996 and December 31, 1995. Increases to shareholders' equity during the three months ended March 31, 1996 were net income of $1,049,000 and common stock (4,881 shares) issued through dividend reinvestment of $73,000. Decreases to shareholders' equity consisted of $631,000 in net unrealized losses on securities available for sale, $309,000 in dividends paid to shareholders and the purchase of 8,027 shares of treasury stock for $121,000.

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. As of March 31, 1996, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At March 31, 1996, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At March 31, 1996, these investments were 20.7% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $32,303,000 or 16.1% from the three months ended March 31 1995 to March 31, 1996. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to expanded 1-4 family mortgage loan products and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the first quarter ended March 31, 1996, loan charge-offs were $200,000 and recoveries were $66,000, resulting in net charge-offs of $134,000 for the quarter ended March 31, 1996. For the three months ended March 31, 1995, loan recoveries exceeded charge-offs by $37,000.

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

Total nonperforming assets at March 31, 1996 were $2,649,000, down $1,257,000 or 32.2% from $3,906,000 at March 31, 1995. From March 31, 1995 to March 31
,1996, loans 90 days past due or more decreased $807,000 or 70.9% to $331,000, restructured loans decreased $283,000 or 42.6% to $381,000, other real estate decreased $125,000 or 31.4% to $273,000 and nonaccrual loans decreased $145,000 or 9.7% to $1,350,000. Repossessed assets increased $103,000 or 48.8%
to $314,000.

Expansion

During 1995, the Company acquired land adjacent to the bank's existing North Tyler branch and began construction on a new seven lane motor bank facility. The new motor bank facility is due to be completed during the second quarter of 1996.

Remodeling and expansion of the main bank headquarters on South Beckham began on April 24, 1996. Also during 1996, the Company plans to open three new branches. The branches will be located inside two grocery stores in Tyler and one grocery store in Lindale.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)   An annual meeting of shareholders was held on April 24, 1996.

           (b) The election of three directors (term expiring at the 1999 Annual Meeting) were as follows:

                                            FOR         AGAINST     WITHHELD
                                         ---------      -------     --------
                 Rollins Caldwell        2,029,042         202       56,378
                 William Sheehy          2,026,386       2,858       56,378
                 Murph Wilson            2,026,473       2,771       56,378


                 Directors continuing until the 1997 Annual Meeting are as follows:

                 Herbert C. Buie
                 Robbie N. Edmonson
                 W. D. (Joe) Norton

                 Directors continuing until the 1998 Annual Meeting are as follows:

                 Fred E. Bosworth
                 B. G. Hartley


           (c) The matters voted upon and the results of the voting were as follows:

                 The shareholders voted 2,084,594 shares in the affirmative, 371 shares in the negative, and 657 abstentions to ratify the selection of Coopers and Lybrand as Southside Bancshares, Inc.'s Independent Auditors for the year ending December 31, 1996.

                 The shareholders voted 2,050,639 shares in the affirmative, 23,329 shares in the negative, and 11,654 abstentions to approve the amendment to increase the number of shares authorized for issuance under the 1993 Incentive Stock Option Plan.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

             Exhibit
               No.
             -------
                27        -       Financial Data Schedule for the three months
                                  ended March 31, 1996.

           (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     SOUTHSIDE BANCSHARES, INC.
                                            (Registrant)





                                     BY: /s/ B.G. HARTLEY
                                             -----------------------------------
                                             B.G. Hartley, Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


DATE:   5-13-96
     --------------------



                                         /s/ LEE R. GIBSON
                                             -----------------------------------
                                             Lee R. Gibson, Executive Vice
                                             President (Principal Financial
                                             and Accounting Officer)



DATE:   5-13-96
     --------------------

                                 EXHIBIT INDEX

Exhibit No.                       Description
- -----------                       ------------

    27      -     Financial Data Schedule for the three months ended
                  March 31, 1996.