Form 10-Q
period 1996-06-30
SOUTHSIDE BANCSHARES INC
filed 1996-08-14
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               ------------------------------------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                   to
                                     ------------------   ---------------------


                     Commission file number      0-12247
                                            ----------------


                         SOUTHSIDE BANCSHARES, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                        TEXAS                                 75-1848732
- ----------------------------------------------------- -------------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)              Identification No.)

          1201 S. Beckham, Tyler, Texas                           75701
- -----------------------------------------------------      --------------------
       (Address of principal executive offices)                 (Zip Code)

     (Registrant's telephone number, including area code)   903-531-7111
                                                         ------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .   No     .
                                              -----      -----

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,153,768 shares of Common Stock, par value $2.50, outstanding at June 30, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                          June 30,       December 31,
                                                                                           1996             1995
                                                                                      ---------------  ---------------
                                                          ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        27,551  $        26,321
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,085           74,284
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,965            2,635
                                                                                      ---------------  ---------------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . .            62,050           76,919
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            77,040           65,423
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,420           33,984
                                                                                      ---------------  ---------------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . .           106,460           99,407
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,167            2,112
Loans:
   Loans, net of unearned discount  . . . . . . . . . . . . . . . . . . . . . . . .           246,038          228,778
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .            (3,313)          (3,317)
                                                                                      ---------------  ---------------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           242,725          225,461
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,871           11,669
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               273              273
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,134            3,095
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,171              412
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,901            3,004
                                                                                      ---------------  ---------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       461,303  $       448,673
                                                                                      ===============  ===============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        90,856  $        84,706
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           315,125          303,602
                                                                                      ---------------  ---------------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           405,981          388,308
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,450            4,600
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,873           13,686
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,659            8,727
                                                                                      ---------------  ---------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           427,963          415,321
                                                                                      ---------------  ---------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,153,768 and 3,141,393 shares issued and outstanding) . . . . . . . . . . . .             7,884            7,853
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,367           16,209
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,397            9,123
   Treasury stock (61,137 and 49,421 shares at cost)  . . . . . . . . . . . . . . .              (734)            (486)
   Net unrealized gains (losses) on securities available for sale . . . . . . . . .              (574)             653
                                                                                      ---------------  ---------------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . .            33,340           33,352
                                                                                      ---------------  ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .   $       461,303  $       448,673
                                                                                      ===============  ===============

      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share data)                              Quarter Ended June 30,         Six Months Ended June 30,
                                                               -----------------------------    ------------------------------
                                                                    1996             1995             1996            1995
                                                               -------------   -------------    -------------    -------------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . .    $       5,220   $       4,599    $      10,331    $       9,037
   Investment securities  . . . . . . . . . . . . . . . . .              850           1,176            1,794            2,288
   Mortgage-backed and related securities . . . . . . . . .            1,702           1,303            3,266            2,699
   Other interest earning assets  . . . . . . . . . . . . .               81             212              152              364
                                                               -------------   -------------    -------------    -------------
       Total interest income  . . . . . . . . . . . . . . .            7,853           7,290           15,543           14,388

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . .            3,348           3,034            6,604            5,892
   Short-term obligations . . . . . . . . . . . . . . . . .               37              19               79               43
   Long-term obligations  . . . . . . . . . . . . . . . . .              179              92              364              186
                                                               -------------   -------------    -------------    -------------
       Total interest expense . . . . . . . . . . . . . . .            3,564           3,145            7,047            6,121
                                                               -------------   -------------    -------------    -------------

Net interest income . . . . . . . . . . . . . . . . . . . .            4,289           4,145            8,496            8,267
Provision for loan losses . . . . . . . . . . . . . . . . .              125            (300)             200             (300)
                                                               -------------   -------------    -------------    -------------

Net interest income after provision for loan losses . . . .            4,164           4,445            8,296            8,567
                                                               -------------   -------------    -------------    -------------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . .              690             685            1,359            1,361
   Gains on securities available for sale . . . . . . . . .               11             223              137              233
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              272             210              546              416
                                                               -------------   -------------    -------------    -------------
       Total noninterest income . . . . . . . . . . . . . .              973           1,118            2,042            2,010
                                                               -------------   -------------    -------------    -------------

Noninterest expense
   Salaries and employee benefits . . . . . . . . . . . . .            2,344           2,209            4,701            4,344
   Net occupancy expense  . . . . . . . . . . . . . . . . .              416             409              828              817
   Equipment expense  . . . . . . . . . . . . . . . . . . .               71              78              146              153
   Advertising, travel & entertainment  . . . . . . . . . .              197             211              423              412
   Supplies . . . . . . . . . . . . . . . . . . . . . . . .              114             101              219              203
   FDIC insurance . . . . . . . . . . . . . . . . . . . . .                              209                1              419
   Postage  . . . . . . . . . . . . . . . . . . . . . . . .               75              75              144              149
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              542             515            1,085              994
                                                               -------------   -------------    -------------    -------------
       Total noninterest expense  . . . . . . . . . . . . .            3,759           3,807            7,547            7,491
                                                               -------------   -------------    -------------    -------------

Income before federal tax expense . . . . . . . . . . . . .            1,378           1,756            2,791            3,086
Provision for tax expense . . . . . . . . . . . . . . . . .              351             514              715              876
                                                               -------------   -------------    -------------    -------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $       1,027   $       1,242    $       2,076    $       2,210
                                                               =============   =============    =============    =============

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $         .33   $         .40    $         .67    $         .71
                                                               =============   =============    =============    =============

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                        1996         1995
                                                                                   ------------  ------------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      2,076  $      2,210
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .           1,067           750
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (409)         (430)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             200          (300)
  (Increase) in interest receivable . . . . . . . . . . . . . . . . . . . . . .             (39)         (132)
  Decrease in other receivables and prepaids  . . . . . . . . . . . . . . . . .              88           962
  (Increase) decrease in deferred tax asset . . . . . . . . . . . . . . . . . .            (113)          208
  Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              29            47
  (Gain) on sales of securities available for sale  . . . . . . . . . . . . . .            (137)         (233)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              (6)          (10)
  (Gain) on sales of other real estate owned  . . . . . . . . . . . . . . . . .                           (20)
  (Decrease) in other payables  . . . . . . . . . . . . . . . . . . . . . . . .          (1,097)         (783)
  Net decrease in student loans held for resale . . . . . . . . . . . . . . . .                           117
                                                                                   ------------  ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .           1,659         2,386

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .          15,016        23,919
 Proceeds from sales of mortgage-backed securities available for sale . . . . .          18,991        10,249
 Proceeds from maturities of investment securities available for sale . . . . .          24,172         6,084
 Proceeds from maturities of mortgage-backed securities available for sale  . .           7,863         2,925
 Proceeds from maturities of investment securities held to maturity . . . . . .             692         7,206
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           4,670         2,504
 Purchases of investment securities available for sale  . . . . . . . . . . . .         (25,900)      (28,711)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .         (39,610)      (14,953)
 Purchases of marketable equity securities available for sale . . . . . . . . .             (55)          (50)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .                          (275)
 Net (increase) in loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,060)       (3,366)
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .          (1,693)       (2,390)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              25            42
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             611           554
 Proceeds from sales of other real estate owned . . . . . . . . . . . . . . . .                           145
                                                                                   ------------  ------------
    Net cash provided (used) in investing activities  . . . . . . . . . . . . .         (13,278)        3,883



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1996          1995
                                                                                   ------------  ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .    $      3,293  $     (9,427)
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .          14,380         4,081
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .          (3,150)          500
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (359)         (267)
 Sale of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             111
 Loss on sale of treasury stock . . . . . . . . . . . . . . . . . . . . . . . .             (30)
 Net (decrease) in notes payable  . . . . . . . . . . . . . . . . . . . . . . .            (813)         (396)
 Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . . .             189           147
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (772)         (585)
                                                                                   ------------  ------------
      Net cash provided (used) by financing activities  . . . . . . . . . . . .          12,849        (5,947)
                                                                                   ------------  ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .           1,230           322
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          26,321        25,381
                                                                                   ------------  ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     27,551  $     25,703
                                                                                   ============  ============


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      7,018  $      6,075
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        850  $        575


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        596  $        430



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                              Net
                                                                                           Unrealized    Total
                                             Common      Paid in     Retained    Treasury    Gains    Shareholders'
                                              Stock      Capital     Earnings     Stock     (Losses)    Equity
                                            ----------  ---------   ---------  ----------  ----------  ----------
Balance at December 31, 1994  . . . . . .   $    7,433  $  14,529   $   7,480  $     (219) $   (1,699) $   27,524
Net Income  . . . . . . . . . . . . . . .                               2,210                               2,210
Cash dividend ($.20 per share)  . . . . .                                (585)                               (585)
Common stock issued (12,302 shares) . . .           31        116                                             147
Purchase of 26,339 shares of
 Treasury stock . . . . . . . . . . . . .                                            (267)                   (267)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                       1,085       1,085
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at June 30, 1995  . . . . . . . .   $    7,464  $  14,645   $   9,105  $     (486) $     (614) $   30,114
                                            ==========  =========   =========  ==========  ==========  ==========


Balance at December 31, 1995  . . . . . .   $    7,853  $  16,209   $   9,123  $     (486) $      653  $   33,352
Net Income  . . . . . . . . . . . . . . .                               2,076                               2,076
Cash dividend ($.25 per share)  . . . . .                                (772)                               (772)
Common stock issued (12,375 shares) . . .           31        158                                             189
Purchase of 23,399 shares of
 Treasury stock . . . . . . . . . . . . .                                            (359)                   (359)
Sale of 11,683 shares of
 Treasury stock . . . . . . . . . . . . .                                 (30)        111                      81
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                      (1,227)     (1,227)
                                            ----------  ---------   ---------  ----------  ----------  ----------

Balance at June 30, 1996  . . . . . . . .   $    7,884  $  16,367   $  10,397  $     (734) $     (574) $   33,340
                                            ==========  =========   =========  ==========  ==========  ==========



     The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated balance sheet as of June 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flow for the six month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


2.  Earnings Per Share

All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of June 30, 1996 and 1995, the number of shares used to calculate earnings per share was 3,113,397 and 3,093,306, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and six months ended June 30, 1996 compared to June 30, 1995.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported a decrease in net income for the quarter and six months ended June 30, 1996 compared to the same period in 1995. Net income for the quarter and six months ended June 30, 1996 was $1,027,000 and $2,076,000, as compared to $1,242,000 and $2,210,000 for the same period in 1995.

Net Interest Income

Net interest income for the quarter and six months ended June 30, 1996 was $4,289,000 and $8,496,000, an increase of $144,000 and $229,000 or 3.5% and
2.8%, respectively, when compared to the same periods in 1995. Average interest earning assets increased $32,014,000 or 8.4%, while the net interest spread decreased from 3.7% to 3.3% from June 30, 1995 to June 30, 1996.

During the six months ended June 30, 1996, Average Loans, funded primarily by the growth in average deposits and average FHLB advances, increased $34,437,000 or 17.0%, compared to the same period in 1995. The average yield on loans decreased from 9.0% at June 30, 1995 to 8.8% at June 30, 1996.

Average Securities increased $4,432,000 or 2.7% for the six months ended June 30, 1996 when compared to the same period in 1995. The overall yield on Average Securities decreased to 6.0% during the six months ended June 30, 1996, from 6.1% during the same period in 1995.

Interest income from federal funds and other interest earning assets decreased $212,000 or 58.2% for the six months ended June 30, 1996 when compared to 1995 as a result of the average balance decrease of 55.3%. The average yield decreased from 5.9% at June 30, 1995 to 5.5% at June 30, 1996.

Total interest expense increased $926,000 or 15.1% to $7,047,000 during the six months ended June 30, 1996 as compared to $6,121,000 during the same period in 1995. The increase was attributable to an increase in Average Interest Bearing Liabilities of $21,920,000 or 7.2% and an increase in the average yield on interest bearing liabilities from 4.0% at June 30, 1995 to 4.3% at June 30, 1996.

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


                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    -------------------------------------------------------------------

                               AVERAGE                   YIELD OR           AVERAGE                 YIELD OR
                               VOLUME       INTEREST     RATE PAID           VOLUME     INTEREST   RATE PAID
                              -------------------------------------------------------------------------------

                                                             (Dollars in thousands)
                                    Six Months Ended June 30, 1996           Six Months Ended June 30, 1995
                             -------------------------------------        -----------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  236,654   $  10,331          8.8%         $  202,217  $    9,037         9.0%
 Investment Securities           66,220       1,794          5.4%             79,406       2,288         5.8%
 Mortgage-backed Securities     102,701       3,266          6.4%             85,083       2,699         6.4%
 Other Interest Earning
  Assets                          5,539         152          5.5%             12,394         364         5.9%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                       $  411,114   $  15,543          7.6%         $  379,100  $   14,388         7.7%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  311,005   $   6,604          4.3%         $  296,053  $    5,892         4.0%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                     3,201          79          5.0%              1,679          43         5.2%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas      13,211         364          5.5%              7,765         186         4.8%
                             ----------   ---------                       ----------  ----------


TOTAL INTEREST BEARING
LIABILITIES                  $  327,417   $   7,047          4.3%         $  305,497  $    6,121         4.0%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.3%                                        3.7%
                                                            =====                                       =====



Noninterest Income

Noninterest income was $2,042,000 for the six months ended June 30, 1996 compared to $2,010,000 for the same period in 1995. Other noninterest income increased $130,000 for the six months ended June 30, 1996 primarily as a result of increases in trust income, credit life commissions and mortgage servicing release fees. Gains on sales of securities decreased $96,000 for the six months ended June 30, 1996 compared to the same period in 1995. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at June 30, 1996 was $170,554,000 with a net unrealized loss on that date of $466,000. The net unrealized loss is comprised of $1,304,000 in unrealized losses and $838,000 in unrealized gains.

Noninterest Expense

Noninterest expense was $7,547,000 for the six months ended June 30, 1996, compared to $7,491,000 for the same period of 1995, representing an increase of $56,000 for the period.

Salaries and employee benefits increased $357,000 or 8.2% during the six months ended June 30, 1996 when compared to the same period in 1995. Increased direct salary expense including payroll taxes represented $288,000 of the increase while higher retirement and health insurance expense accounted for the remainder of the change.

FDIC insurance decreased $418,000 or 99.8% for the six months ended June 30, 1996 compared to the same period of 1995. During the six months ended June 30, 1995, the FDIC insurance assessment was $.23 per hundred dollar of deposits. With the Bank Insurance Fund currently fully funded the insurance expense has been reduced to $500 per quarter at present. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund.

Other expense was $1,085,000 for the six months ended June 30, 1996, an increase of $91,000 or 9.2% when compared to the same period in 1995. Professional fees have increased as a result of the Company outsourcing portions of the compliance, internal audit and computer programming functions rather than increasing personnel. Costs associated with growth in the mortgage and indirect auto lending portfolios also contributed to the increase.

Provision for Income Taxes

The provision for tax expense ratio for the six months ended June 30, 1996 was 25.6% compared to 28.4% for the six months ended June 30, 1995. The reduction is due to an increase in average tax free municipal securities and lower pre-tax income when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at June 30, 1996, of $33,340,000 was down $12,000 from December 31, 1995, and represented 7.2% and 7.4% of total assets at June 30, 1996 and December 31, 1995, respectively. Increases to shareholders' equity during the six months ended June 30, 1996 were net income of $2,076,000, common stock (12,375 shares) issued through dividend reinvestment of $189,000 and an increase of $81,000 due to the sale of 11,683 shares of treasury stock. Decreases to shareholders' equity consisted of $1,227,000 in net unrealized losses on securities available for sale, $772,000 in dividends paid to shareholders and the purchase of 23,399 shares of treasury stock for $359,000.

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. As of June 30, 1996, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At June 30, 1996, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At June 30, 1996, these investments were 19.0% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $34,437,000 or 17.0% from the six months ended June 30 1995 to June 30, 1996. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to expanded 1-4 family mortgage loan products and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the second quarter and six months ended June 30, 1996, loan charge-offs were $170,000 and $370,000 and recoveries were $99,000 and $166,000, respectively, resulting in net charge-offs of $71,000 and $204,000. During the second quarter ended June 30, 1995, the Company reduced its reserve for loan losses by $300,000. This was due to significant recoveries realized during the quarter and based on the Company's review of the loan loss reserve.

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

Total nonperforming assets at June 30, 1996 were $2,583,000, up $71,000 or 2.8% from $2,512,000 at June 30, 1995. From June 30, 1995 to June 30 ,1996, loans
90 days past due or more increased $59,000 or 18.3% to $382,000, restructured loans increased $23,000 or 6.4% to $382,000, and nonaccrual loans decreased $104,000 or 7.3% to $1,321,000. Repossessed assets increased $93,000 or 70.5%
to $225,000.

Expansion

During 1995, the Company acquired land adjacent to the bank's existing North Tyler branch and began construction on a new seven lane motor bank facility. The new motor bank facility was completed and opened during the second quarter of 1996.

Remodeling and expansion of the main bank headquarters on South Beckham began on April 24, 1996. During the second half of 1996, the Company plans to open three full service grocery store branches. The branches will be located inside two grocery stores in Tyler and one grocery store in Lindale. The first grocery store branch at Super One Food Store in Tyler opened July 31, 1996.
The remaining Tyler branch is targeted to open late in the third quarter with the Lindale branch anticipated opening late in the fourth quarter.

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

           Not Applicable

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

             Exhibit
                No.
             -------
                27     -    Financial Data Schedule for the six months ended
                            June 30, 1996.

           (b) Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          SOUTHSIDE BANCSHARES, INC.
                                 (Registrant)





                          BY:     /s/      B.G. HARTLEY
                                      -----------------------------------------
                                           B.G. Hartley, Chairman of the Board
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


DATE:  08-12-96
     ------------



                                  /s/      LEE R. GIBSON
                                      -----------------------------------------
                                           Lee R. Gibson, Executive Vice
                                           President (Principal Financial
                                           and Accounting Officer)



DATE:  08-12-96
     ------------

                                EXHIBIT INDEX





EXHIBIT NO.            DESCRIPTION
- -----------            -----------
   27                  Financial Data Schedule
