Form 10-Q
period 1996-09-30
SOUTHSIDE BANCSHARES INC
filed 1996-11-14
CIK 705432

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996
                                             ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                to
      --------------------------    -----------------------

                     Commission file number      0-12247
                                            ---------------

                          SOUTHSIDE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                    TEXAS                             75-1848732
----------------------------------------   -----------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)



      1201 S. Beckham, Tyler, Texas                      75701
----------------------------------------    ----------------------------------
 (Address of principal executive offices)              (Zip Code)


     (Registrant's telephone number, including area code)   903-531-7111
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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,308,945 shares of Common Stock, par value $2.50, outstanding at November 7, 1996.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                              September 30,   December 31,
                                                                                                   1996            1995
                                                                                               ------------    -----------
                                                          ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     27,021    $    26,321
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56,834         74,284
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,794          2,635
                                                                                               ------------    -----------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,628         76,919
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,256         65,423
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,064         33,984
                                                                                               ------------    -----------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . . . . .         107,320         99,407
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,193          2,112
Loans:
   Loans, net of unearned discount  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         249,002        228,778
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,296)        (3,317)
                                                                                               ------------    -----------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         245,706        225,461
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,156         11,669
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             273            273
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,766          3,095
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             947            412
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,207          3,004
                                                                                               ------------    -----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    461,217    $   448,673
                                                                                               ============    ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     88,150    $    84,706
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         321,102        303,602
                                                                                               ------------    -----------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         409,252        388,308
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,075          4,600
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,480         13,686
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,574          8,727
                                                                                               ------------    -----------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         426,381        415,321
                                                                                               ------------    -----------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
      3,308,945 and 3,141,393 shares issued and outstanding)  . . . . . . . . . . . . . . .           8,272          7,853
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,384         16,209
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,993          9,123
   Treasury stock (62,553 and 49,421 shares at cost)  . . . . . . . . . . . . . . . . . . .            (771)          (486)
   Net unrealized gains (losses) on securities available for sale . . . . . . . . . . . . .             (42)           653
                                                                                               ------------    -----------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,836         33,352
                                                                                               ------------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . .    $    461,217    $   448,673
                                                                                               ============    ===========

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                        Quarter Ended                 Nine Months Ended
                                                                        September 30,                   September 30,
                                                               ----------------------------   ------------------------------
                                                                    1996            1995           1996             1995
                                                               -------------  -------------   -------------    -------------
Interest income
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . .    $       5,455  $       4,817   $      15,786    $      13,854
   Investment securities  . . . . . . . . . . . . . . . . .              827          1,054           2,621            3,342
   Mortgage-backed and related securities . . . . . . . . .            1,711          1,460           4,977            4,159
   Other interest earning assets  . . . . . . . . . . . . .               64            174             216              538
                                                               -------------  -------------   -------------    -------------
       Total interest income  . . . . . . . . . . . . . . .            8,057          7,505          23,600           21,893

Interest expense
   Time and savings deposits  . . . . . . . . . . . . . . .            3,457          3,160          10,061            9,052
   Short-term obligations . . . . . . . . . . . . . . . . .               29             24             108               67
   Long-term obligations  . . . . . . . . . . . . . . . . .              173             97             537              283
                                                               -------------  -------------   -------------    -------------
       Total interest expense . . . . . . . . . . . . . . .            3,659          3,281          10,706            9,402
                                                               -------------  -------------   -------------    -------------

Net interest income . . . . . . . . . . . . . . . . . . . .            4,398          4,224          12,894           12,491
Provision for loan losses . . . . . . . . . . . . . . . . .              150                            350             (300)
                                                               -------------  -------------   -------------    -------------

Net interest income after provision for loan losses . . . .            4,248          4,224          12,544           12,791
                                                               -------------  -------------   -------------    -------------
Noninterest income
   Deposit services . . . . . . . . . . . . . . . . . . . .              702            693           2,061            2,054
   Gains (losses) on securities available for sale  . . . .               (2)            11             135              244
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              302            193             848              609
                                                               -------------  -------------   -------------    -------------
       Total noninterest income . . . . . . . . . . . . . .            1,002            897           3,044            2,907
                                                               -------------  -------------   -------------    -------------

Noninterest expense
   Salaries and employee benefits . . . . . . . . . . . . .            2,399          2,143           7,100            6,487
   Net occupancy expense  . . . . . . . . . . . . . . . . .              459            406           1,287            1,223
   Equipment expense  . . . . . . . . . . . . . . . . . . .               83             73             229              226
   Advertising, travel & entertainment  . . . . . . . . . .              221            241             644              653
   Supplies . . . . . . . . . . . . . . . . . . . . . . . .              112             82             331              285
   FDIC insurance . . . . . . . . . . . . . . . . . . . . .                             (21)              1              398
   Postage  . . . . . . . . . . . . . . . . . . . . . . . .               77             73             221              222
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .              570            549           1,655            1,543
                                                               -------------  -------------   -------------    -------------
       Total noninterest expense  . . . . . . . . . . . . .            3,921          3,546          11,468           11,037
                                                               -------------  -------------   -------------    -------------

Income before federal tax expense . . . . . . . . . . . . .            1,329          1,575           4,120            4,661
Provision for tax expense . . . . . . . . . . . . . . . . .              322            441           1,037            1,317
                                                               -------------  -------------   -------------    -------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $       1,007  $       1,134   $       3,083    $       3,344
                                                               =============  =============   =============    =============

Earnings Per Share
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .    $         .31  $         .35   $         .94    $        1.03
                                                               =============  =============   =============    =============

The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                   -------------------------------
                                                                                         1996              1995
                                                                                   ------------       ------------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,083       $      3,344
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .           1,662              1,119
  Accretion of discount and loan fees . . . . . . . . . . . . . . . . . . . . .            (601)              (623)
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             350               (300)
  Decrease in interest receivable . . . . . . . . . . . . . . . . . . . . . . .             329                 44
  (Increase) decrease in other receivables and prepaids . . . . . . . . . . . .            (220)               862
  (Increase) decrease in deferred tax asset . . . . . . . . . . . . . . . . . .            (162)               284
  Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              32                 74
  (Gain) on sales of securities available for sale  . . . . . . . . . . . . . .            (135)              (244)
  (Gain) on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              (6)               (10)
  (Gain) on sales of other real estate owned  . . . . . . . . . . . . . . . . .                                (20)
  Increase (decrease) in other payables . . . . . . . . . . . . . . . . . . . .          (3,185)               894
  Net decrease in student loans held for resale . . . . . . . . . . . . . . . .                                117
                                                                                   ------------       ------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . .           1,147              5,541

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale  . . . . . . .          15,780             28,940
 Proceeds from sales of mortgage-backed securities available for sale . . . . .          18,991             13,118
 Proceeds from maturities of investment securities available for sale . . . . .          28,890             11,457
 Proceeds from maturities of mortgage-backed securities available for sale  . .          13,070              4,490
 Proceeds from maturities of investment securities held to maturity . . . . . .             872             13,393
 Proceeds from maturities of mortgage-backed securities held to maturity  . . .           7,075              4,095
 Purchases of investment securities available for sale  . . . . . . . . . . . .         (27,772)           (37,233)
 Purchases of mortgage-backed securities available for sale . . . . . . . . . .         (47,779)           (23,397)
 Purchases of marketable equity securities available for sale . . . . . . . . .             (81)              (107)
 Net (increase) in federal funds sold . . . . . . . . . . . . . . . . . . . . .                             (2,875)
 Net (increase) in loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,491)           (14,916)
 Purchases of premises and equipment  . . . . . . . . . . . . . . . . . . . . .          (2,249)            (2,463)
 Proceeds from sales of premises and equipment  . . . . . . . . . . . . . . . .              25                 42
 Proceeds from sales of repossessed assets  . . . . . . . . . . . . . . . . . .             913                820
 Proceeds from sales of other real estate owned . . . . . . . . . . . . . . . .                                145
                                                                                   ------------       ------------
    Net cash provided (used) in investing activities  . . . . . . . . . . . . .         (13,756)            (4,491)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ----------------------------
                                                                                        1996           1995
                                                                                   ------------   -------------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts . . . . . . . . . . . .    $      2,610   $     (11,655)
 Net increase in certificates of deposit  . . . . . . . . . . . . . . . . . . .          18,334           6,463
 Net increase (decrease) in federal funds purchased . . . . . . . . . . . . . .          (2,525)            550
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .            (418)           (267)
 Sale of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             133
 Loss on sale of treasury stock . . . . . . . . . . . . . . . . . . . . . . . .             (36)
 Net increase (decrease) in notes payable . . . . . . . . . . . . . . . . . . .          (4,206)          1,913
 Proceeds from the issuance of common stock . . . . . . . . . . . . . . . . . .             189             147
 Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (772)           (585)
                                                                                   ------------   -------------
      Net cash provided (used) by financing activities  . . . . . . . . . . . .          13,309          (3,434)
                                                                                   ------------   -------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .             700          (2,384)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .          26,321          25,381
                                                                                   ------------   -------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $     27,021   $      22,997
                                                                                   ============   =============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     10,674   $       9,329
 Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      1,255   $         990


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure . . . . . . . .    $        896   $         807



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                 Net
                                                                                             Unrealized          Total
                                              Common      Paid in     Retained    Treasury      Gains        Shareholders'
                                               Stock      Capital     Earnings      Stock      (Losses)         Equity
                                            ----------   ---------   ---------    ---------  -----------     -------------
Balance at December 31, 1994  . . . . . .   $    7,433   $  14,529   $   7,480    $    (219)  $   (1,699)    $     27,524
Net Income  . . . . . . . . . . . . . . .                                3,344                                      3,344
Cash dividend ($.20 per share)  . . . . .                                 (585)                                      (585)
Stock dividend  . . . . . . . . . . . . .          368       1,474      (1,842)
Common stock issued (12,302 shares) . . .           31         116                                                    147
Purchase of 26,339 shares of
 Treasury stock . . . . . . . . . . . . .                                              (267)                         (267)
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                          1,239            1,239
                                            ----------   ---------   ---------    ---------   ----------     ------------
Balance at September 30, 1995 . . . . . .   $    7,832   $  16,119   $   8,397    $    (486)  $     (460)    $     31,402
                                            ==========   =========   =========    =========   ==========     ============


Balance at December 31, 1995  . . . . . .   $    7,853   $  16,209   $   9,123    $    (486)  $      653     $     33,352
Net Income  . . . . . . . . . . . . . . .                                3,083                                      3,083
Cash dividend ($.25 per share)  . . . . .                                 (772)                                      (772)
Common stock issued (12,375 shares) . . .           31         158                                                    189
Stock dividend  . . . . . . . . . . . . .          388       2,017      (2,405)
Purchase of 27,215 shares of
 Treasury stock . . . . . . . . . . . . .                                              (418)                         (418)
Sale of 14,083 shares of
 Treasury stock . . . . . . . . . . . . .                                  (36)         133                            97
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                           (695)            (695)
                                            ----------   ---------   ---------    ---------   ----------     ------------

Balance at September 30, 1996 . . . . . .   $    8,272   $  18,384   $   8,993    $    (771)  $      (42)    $     34,836
                                            ==========   =========   =========    =========   ==========     ============



   The accompanying notes are an integral part of the financial statements.

                 SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of September 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

  2.  Earnings Per Share

  All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of September 30, 1996 and 1995, the number of shares used to calculate earnings per share was 3,271,016 and 3,250,921 respectively, adjusted for the dilutive effect of stock options.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and nine months ended September 30, 1996 compared to September 30, 1995.

  The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

  The Company reported a decrease in net income for the quarter and nine months ended September 30, 1996 compared to the same period in 1995. Net income for the quarter and nine months ended September 30, 1996 was $1,007,000 and $3,083,000, as compared to $1,134,000 and $3,344,000 for the same period in 1995.

  Net Interest Income

  Net interest income for the quarter and nine months ended September 30, 1996 was $4,398,000 and $12,894,000, an increase of $174,000 and $403,000 or 4.1%
  and 3.2%, respectively, when compared to the same periods in 1995. Average interest earning assets increased $33,741,000 or 8.9%, while the net interest spread decreased from 3.6% to 3.3% from September 30, 1995 to September 30, 1996.

  During the nine months ended September 30, 1996, Average Loans, funded primarily by the growth in average deposits and average FHLB advances, increased $35,807,000 or 17.5%, compared to the same period in 1995. The average yield on loans decreased from 9.0% at September 30, 1995 to 8.8% at September 30, 1996.

  Average Securities increased $4,762,000 or 2.9% for the nine months ended September 30, 1996 when compared to the same period in 1995. The overall yield on Average Securities decreased to 6.0% during the nine months ended September 30, 1996, from 6.1% during the same period in 1995.

  Interest income from federal funds and other interest earning assets decreased $322,000 or 59.9% for the nine months ended September 30, 1996 when compared to 1995 primarily as a result of the average balance decrease of 56.3%. The average yield decreased from 5.9% at September 30, 1995 to 5.4% at September 30, 1996.

  Total interest expense increased $1,304,000 or 13.9% to $10,706,000 during the nine months ended September 30, 1996 as compared to $9,402,000 during the same period in 1995. The increase was attributable to an increase in Average Interest Bearing Liabilities of $23,660,000 or 7.7% and an increase in the average yield on interest bearing liabilities from 4.1% at September 30, 1995 to 4.3% at September 30, 1996.

  The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                  SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                  -------------------------------------------------------------------

                             AVERAGE                   YIELD OR        AVERAGE                   YIELD OR
                             VOLUME       INTEREST     RATE PAID       VOLUME        INTEREST    RATE PAID
                             ------------------------------------    -------------------------------------
                                                           (Dollars in thousands)
                             Nine Months Ended September 30, 1996     Nine Months Ended September 30, 1995
                             ------------------------------------    -------------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  240,527   $  15,786        8.8%      $  204,720    $   13,854         9.0%
 Investment Securities           64,360       2,621        5.4%          76,932         3,342         5.8%
 Mortgage-backed Securities     104,418       4,977        6.4%          87,084         4,159         6.4%
 Other Interest Earning
  Assets                          5,299         216        5.4%          12,127           538         5.9%
                             ----------   ---------                  ----------    ----------

TOTAL INTEREST EARNING
ASSETS                       $  414,604   $  23,600        7.6%      $  380,863    $   21,893         7.7%
                             ==========   =========                  ==========    ==========

INTEREST BEARING LIABILITIES:
 Deposits                    $  314,186   $  10,061        4.3%      $  296,890    $    9,052         4.1%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                     2,924         108        4.9%           1,746            67         5.1%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas      12,945         537        5.5%           7,759           283         4.9%
                             ----------   ---------                  ----------    ----------


TOTAL INTEREST BEARING
LIABILITIES                  $  330,055   $  10,706        4.3%      $  306,395    $    9,402         4.1%
                             ==========   =========        ---       ==========    ==========         ---

NET INTEREST SPREAD                                        3.3%                                       3.6%
                                                          ====                                        ===



Noninterest Income

Noninterest income was $3,044,000 for the nine months ended September 30, 1996 compared to $2,907,000 for the same period in 1995. Other noninterest income increased $239,000 for the nine months ended September 30, 1996 primarily as a result of increases in trust income, credit life commissions and mortgage servicing release fees. Gains on sales of securities decreased $109,000 for the nine months ended September 30, 1996 compared to the same period in 1995. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at September 30, 1996 was $168,102,000 with a net unrealized gain on that date of $337,000. The net unrealized gain is comprised of $1,138,000 in unrealized gains and $801,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $11,468,000 for the nine months ended September 30, 1996, compared to $11,037,000 for the same period of 1995, representing an increase of $431,000 or 3.9% for the period.

Salaries and employee benefits increased $613,000 or 9.4% during the nine months ended September 30, 1996 when compared to the same period in 1995. Increased direct salary expense including payroll taxes represented $480,000 of the increase while higher retirement and health insurance expense accounted for the remainder of the change. A portion of this increase is due to staffing requirements for the new branches opened and opening during 1996.

FDIC insurance decreased $397,000 or 99.7% for the nine months ended September 30, 1996 compared to the same period of 1995. During August 1995, the FDIC announced a decrease in the insurance premiums from 23 cents per hundred dollar of deposits insured to 4 cents per hundred dollar insured effective June 1, 1995. As a result, Southside Bank received a refund of $230,000 in September 1995. With the Bank Insurance Fund currently fully funded the insurance expense has been reduced to $500 per quarter at present. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund. Congress recently passed legislation which will increase FDIC insurance expense in 1997 to pay for a portion of the Savings & Loan bailout. This expense is anticipated to be 1.29 cents per hundred dollar of deposits.

Other expense was $1,655,000 for the nine months ended September 30, 1996, an increase of $112,000 or 7.3% when compared to the same period in 1995. Costs associated with growth in the mortgage and indirect auto lending portfolios contributed to the increase.

Provision for Income Taxes

The provision for tax expense ratio for the nine months ended September 30, 1996 was 25.2% compared to 28.3% for the nine months ended September 30, 1995. The reduction is due to an increase in average tax free municipal securities and lower pre-tax income when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at September 30, 1996, of $34,836,000 was up $1,484,000 from December 31, 1995, and represented 7.6% and 7.4% of total assets at September 30, 1996 and December 31, 1995, respectively. Increases to shareholders' equity during the nine months ended September 30, 1996 were net income of $3,083,000, common stock (12,375 shares) issued through dividend reinvestment of $189,000 and an increase of $97,000 due to the sale of 14,083 shares of treasury stock. Decreases to shareholders' equity consisted of $695,000 in net unrealized losses on securities available for sale, $772,000 in dividends paid to shareholders and the purchase of 27,215 shares of treasury stock for $418,000.

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. As of September 30, 1996, the minimum ratio of capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill. The Federal Reserve Board also has adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria. The rule indicates that the minimum leverage ratio should be at least 1.0% to 2.0% higher for holding companies that do not have the highest rating or that are undertaking major expansion programs. The Company's state chartered banking subsidiary is subject to similar capital and risk-based capital requirements adopted by the FDIC and Texas Banking Department, respectively. The leverage capital requirement adopted by the Texas Banking Department is 6%. At September 30, 1996, the Company and Southside Bank exceeded all regulatory minimum capital ratios.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At September 30, 1996, these investments were 18.4% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on significant amounts of public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $35,807,000 or 17.5% from the nine months ended September 30, 1995 to September 30, 1996. The majority of the increase is in Real Estate Loans and Loans to Individuals which have increased due to expanded 1-4 family mortgage loan products and additional penetration achieved with the new branch locations in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the third quarter and nine months ended September 30, 1996, loan charge-offs were $211,000 and $581,000 and recoveries were $44,000 and $210,000, respectively, resulting in net charge-offs of $167,000 and $371,000. Consumer charge-offs and bankruptcies have increased due to layoffs in the Smith County area and is consistent with the overall national trend. During the nine months ended September 30, 1995, the Company reduced its reserve for loan losses by $300,000. This was due to significant recoveries realized during the nine month period and based on the Company's review of the loan loss reserve.

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

Total nonperforming assets at September 30, 1996 were $3,067,000, up $666,000 or 27.7% from $2,401,000 at September 30, 1995. From September 30, 1995 to September 30, 1996, loans 90 days past due or more increased $344,000 or 178.2% to $537,000. The majority of these loans are secured by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Nonaccrual loans increased $303,000 or 22.5% to $1,651,000. Approximately $250,000 of this increase relates to one commercial credit relationship. Restructured loans increased $39,000 or 11.3% to $383,000, while repossessed assets decreased $20,000 or 8.2% to $223,000.

Expansion

Remodeling and expansion of the main bank headquarters on South Beckham began on April 24, 1996. The Company opened a grocery store branch at Super One Food Store in Tyler on July 31, 1996. Another grocery store branch at Brookshire's in Tyler opened October 23, 1996. The company also plans to open a grocery store branch in Lindale late in the fourth quarter.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

           Exhibit
             No.
           ---------
             27        -       Financial Data Schedule for the nine months ended September 30, 1996.

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



                            SOUTHSIDE BANCSHARES, INC.
                                  (Registrant)



                            BY:     /s/      B.G. HARTLEY
                                       -----------------------------------------
                                             B.G. Hartley, Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


DATE:     11-12-96
     ------------------


                                    /s/      LEE R. GIBSON
                                      ------------------------------------------
                                             Lee R. Gibson, Executive Vice
                                             President (Principal Financial
                                             and Accounting Officer)



DATE:     11-12-96
     ------------------

                                 EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
  27           Financial Data Schedule