Form 10-K
period 1996-12-31
SOUTHSIDE BANCSHARES INC
filed 1997-03-27
CIK 705432

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-K
(MARK ONE)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO
                                                      ------

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


    As of March 5, 1997, 3,316,127 shares of common stock of Southside Bancshares, Inc. were outstanding and the aggregate market value of such common stock held by nonaffiliates (based upon the last transaction known by registrant on or before that date) was $42,564,043.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 23, 1997. (Part III)


===============================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company"), a Texas corporation, is a bank holding company organized in 1982, which at December 31, 1996, owned all of the capital stock of one commercial bank in Texas, Southside Bank, and one nonbank subsidiary, which did not conduct any business in 1996. As a bank holding company, the Company may own or control more than one bank and furnish services for such banks. Unless the context otherwise requires, references in this Report to the Company include Southside Bank and the nonbank subsidiary.

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

FORWARD-LOOKING INFORMATION

       The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this "Item 1. Business" and "Item. 7". Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulations and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

EXPANSION

       The Company opened three full service grocery store branches during the second half of 1996. The branch locations are inside of the Super One Food Store on Troup Highway in Tyler, the Brookshire's Food Store in Tyler at Rice Road and South Broadway and the Brookshire's Food Store in Lindale. In May 1996, the Company also opened a new seven-lane motorbank next to the Company's Gentry Parkway branch.

       Remodeling and expansion of the main bank headquarters on South Beckham began during the second half of 1996 and should be completed during 1997.

SERVICE AREAS

       Southside Bank is the largest Tyler-based bank in total deposits in the Tyler Metropolitan Area, which includes Smith County. The Tyler Metropolitan Area has a population of approximately 151,000. Tyler is a major retail center in East Texas and also has considerable oil and gas related industry as well as manufacturing interests. In addition, it is the medical center of East Texas with three major hospitals serving the area.

BANKING SERVICES

       Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, inventory and accounts receivable financing, equipment financing, real estate lending, safe deposit services, savings accounts and various savings programs, interest and noninterest bearing checking accounts and other personal loans. Southside Bank makes automobile and other installment loans as well as home improvement and mortgage loans to its customers. The Bank also offers its own credit card. Southside Bank also makes indirect automobile loans through area auto dealers. Through its affiliate, BSC Securities, L.C., which is 20% owned by Southside Bank, the bank offers full retail brokerage securities services. Southside Bank offers automatic teller machine facilities and services through a statewide system known as "Moneymaker." The Company also expects to begin offering home banking and debit cards during 1997. Operating as a subsidiary of the bank, Southside will open a finance company in Tyler to provide basic financial services such as lending, check cashing, and money orders to an expanding market.

       Trust services are provided by Southside Bank, primarily to individuals and to a lesser extent partnerships and corporations. Such services include investment, management, administration and advisory services for trust accounts. Southside Bank can act as trustee of living, testamentary, and employee benefit trusts and as executor or administrator of estates.

THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's a mild recovery appeared to be underway in East Texas and much of the nation. This recovery continued into 1995 and 1996 and at this time the economic activity in the State and East Texas appears to be improving with some growth areas resulting. One area of concern is the personal bankruptcy rate occurring nationwide. Management expects this trend to have some effect on the Company's net chargeoffs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

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

EMPLOYEES

       At December 31, 1996, the Company employed approximately 252 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 1996, were as follows:

B. G. Hartley (Age 67), Chairman of the Board of the Company since 1983. He was elected President of the Company in 1982. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the bank's inception in 1960.

Robbie N. Edmonson (Age 64), President of the Company since 1983. He is currently Vice Chairman of the Board and Chief Administrative Officer of the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Sam Dawson (Age 49), Executive Vice President and Secretary of the Company. He was elected President and Chief Operations Officer of the Company's subsidiary, Southside Bank during 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

James F. Deakins (Age 63), Senior Vice President - Loan Review of the Company since 1988. He joined Southside Bank in 1987 as a Vice President in commercial lending.

Lee R. Gibson (Age 40), Executive Vice President and Chief Accounting Officer of the Company and Executive Vice President of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

Titus E. Jones (Age 52), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1987. He joined Southside Bank in 1965.

Jeryl Story (Age 45), was elected Senior Executive Vice President - Loan Administration of the Company's subsidiary, Southside Bank, during 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lonny R. Uzzell (Age 43), was elected Executive Vice President of the Company's subsidiary, Southside Bank, during 1996. He joined Southside Bank in 1981 as an officer in Marketing.

H. Andy Wall (Age 56), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1984. He joined Southside Bank in 1968 and became an officer in 1969.

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

       On December 31, 1996, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 1996 were in excess of the minimum requirements.

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

       Also see discussion of "Banking Industry in Texas" under Item 1.

ITEM 2.  PROPERTIES

       Southside Bank owns the following properties:

       o A two story building in Tyler, Texas, at 1201 South Beckham Avenue, a parking lot across the street and the property adjacent to the main bank building, known as the Southside Bank Annex. These properties house the executive offices of Southside Bancshares, Inc..

       o Property and a building directly adjacent to the building housing the Southside Bank Annex. The building is referred to as the Operations Annex, where various back office lending and accounts payable operations are located.

       o Land and building located at 1010 East First Street in Tyler where Motor Bank facilities are located.

       o 4.05 acres of land located at the intersection of South Broadway and Grande Boulevard in Tyler. The entire tract is occupied by Southside Bank's South Broadway branch, which currently provides a full line of banking services.

       o Property on South Broadway near the South Broadway branch where Motor Bank facilities are located.

       o Thirteen Automatic Teller Machines (ATM) facilities located throughout Tyler and Smith County.

       o Building located in the downtown square of Tyler which houses Southside Bank's Downtown branch, providing a full line of banking services.

       o New Motor Bank facility adjacent to the bank's North Tyler Gentry Parkway branch.

      Management believes its facilities are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

       Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 1996, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

MARKET INFORMATION

       The Company's common stock is not actively traded on any established public trading market. The high/low prices shown below were acquired from shareholders voluntarily advising the transfer agent. Accordingly, the market information is incomplete. However, the per share prices listed below are, to the Company's knowledge, generally representative of transactions for the periods reported. During the third quarter of 1996, 1995 and 1994, the Company declared and paid a 5% stock dividend.

      Year Ended                   1st qtr.              2nd qtr.              3rd qtr.              4th qtr.
----------------------      -------------------  --------------------   ------------------    ------------------
December 31, 1996           $   15.50 -   14.50   $15.50    -   15.50   $   16.50 -  15.50    $   17.50 -  15.50
December 31, 1995           $   10.00 -    9.50   $12.00    -   10.00   $   12.50 -  12.00    $   13.50 -  12.50

       See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,166 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of March 5, 1997.

DIVIDENDS

       Cash dividends declared and paid were $.40 per share for the year ended December 31, 1996 and $.35 and $.25 per share for each of the years ended December 31, 1995 and 1994, respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 1996, 1995 and 1994. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report (in thousands, except per share data).

                                                              As of and For the  Years Ended December 31,
                                                ------------------------------------------------------------------------
                                                    1996           1995           1994           1993           1992
                                                ------------   ------------   ------------   ------------   ------------
Interest & Deposit Service Income ...........   $     34,593   $     32,342   $     28,822   $     26,812   $     27,700
                                                ============   ============   ============   ============   ============

Investment Securities .......................   $     57,825   $     76,919   $     82,720   $     69,220   $     59,086
                                                ============   ============   ============   ============   ============

Mortgage-backed and Related Securities ......   $    114,356   $     99,407   $     88,080   $    116,451   $    120,245
                                                ============   ============   ============   ============   ============

Loans, Net of Allowance for Loan Loss .......   $    254,918   $    225,461   $    197,853   $    180,763   $    158,197
                                                ============   ============   ============   ============   ============

Deposits ....................................   $    425,950   $    388,308   $    385,102   $    352,355   $    350,416
                                                ============   ============   ============   ============   ============

Long-term Obligations .......................   $      9,096   $     13,686   $      7,997   $      8,850   $
                                                ============   ============   ============   ============   ============

Net Income ..................................   $      4,205   $      4,532   $      3,519   $      4,015   $      2,586
                                                ============   ============   ============   ============   ============

Net Income Per Common Share .................   $       1.29   $       1.39   $       1.08   $       1.24   $        .81
                                                ============   ============   ============   ============   ============

Cash Dividends Declared Per Common Share ....   $        .40   $        .35   $        .25   $        .25   $        .25
                                                ============   ============   ============   ============   ============

Total Assets ................................   $    482,694   $    448,673   $    426,221   $    404,216   $    376,949
                                                ============   ============   ============   ============   ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1996 and 1995 and financial condition as of December 31, 1996, 1995, and 1994. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock dividends.

December 31, 1996 compared to December 31, 1995


OVERVIEW

       During the year ended December 31, 1996, the Company's net income decreased $327,000 or 7.2% to $4,205,000, from $4,532,000 for the same period in 1995. The decrease in net income was primarily attributable to a net increase in the reserve for loan losses provision expense, expenses associated with the opening of three new branches and a decrease in gains realized on the sale of securities.

EARNING ASSETS

       Average Interest Earning Assets, totaling $418.1 million at December 31, 1996, increased $32.3 million or 8.4% over December 31, 1995 primarily as a result of increases in Average Loans. During the year ended December 31, 1996 the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 58.3% of Total Average Interest Earning Assets compared to 54.2% during 1995. Securities averaged 40.7% of the total and Other Interest Earning Asset categories averaged 1.0% for December 31, 1996. During 1995 the comparable mix was 43.2% in Securities and 2.6% in the Other Interest Earning Asset categories.

       Average Loans increased during 1996, by $34.8 million or 16.6% from 1995 with increases occurring primarily in real estate and commercial loans.

       Average Securities increased $3.6 million or 2.2% during the year ended December 31, 1996 compared to 1995. The mix of Average Securities between taxable and tax-exempt securities changed to 77.8% taxable and 22.2% tax-exempt for the year ended 1996 from 82% taxable and 18% tax-exempt for 1995. Average Other Interest Earning Assets, consisting primarily of Federal Funds Sold, decreased $6.1 million or 60.7% during the year ended December 31, 1996 compared to 1995. The decrease in Federal Funds balances are attributable to the increase in Average Loans and Average Securities.

       The mix of taxable securities reflected an increase in Mortgage-backed Securities. Average Mortgage-backed Securities represented 62.2% of the total securities portfolio for 1996 compared to 53.5% for 1995.

       The table on the following page represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 1996, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                    After One
                                      Due in One   but within   After Five
                                     Year or Less  Five Years     Years
                                      ----------   ----------   ----------
                                                 (in thousands)
Construction Loans ................   $    6,476   $      738   $      607
Real Estate Loans-Other ...........       37,491       52,992       29,071
Commercial and Financial Loans ....       39,458       10,456        1,393
All Other Loans ...................       36,373       42,882          230
                                      ----------   ----------   ----------
      Total Loans .................   $  119,798   $  107,068   $   31,301
                                      ==========   ==========   ==========

Loans with Maturities After
  One Year for Which:                   Interest Rates are Fixed or Predetermined       $   136,836
                                        Interest Rates are Floating or Adjustable       $    24,713

      *The volume of commercial and industrial loans due within one year reflects the Company's general policy of limiting such loans to a short term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

       The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities for the years ended December 31, 1996, 1995 and 1994 (in thousands).

                                               December 31,
                                       ------------------------------
Available for Sale:                      1996       1995       1994
                                       --------   --------   --------
U. S. Treasury .....................   $  5,054   $  7,064   $  9,854
U. S. Government Agencies ..........      8,457     25,464     14,930
Mortgage-backed Securities:
   Direct Govt. Agency Issues ......     74,442     61,988     26,231
   Other Private Issues ............     16,132      3,435      1,423
State and Political Subdivisions ...     39,629     40,291        911
Other Stocks and Bonds .............      5,171      3,577      2,005
                                       --------   --------   --------

      Total ........................   $148,885   $141,819   $ 55,354
                                       ========   ========   ========

                                                December 31,
                                       ------------------------------
Held to Maturity:                        1996       1995       1994
                                       --------   --------   --------
U. S. Treasury .....................   $          $          $  7,016
U. S. Government Agencies ..........      1,124      1,665     20,124
Mortgage-backed Securities:
   Direct Govt. Agency Issues ......     23,782     32,675     58,340
   Other Private Issues ............                 1,309      2,086
State and Political Subdivisions ...        610        970     29,633
Other Stocks and Bonds .............                              252
                                       --------   --------   --------

      Total ........................   $ 25,516   $ 36,619   $117,451
                                       ========   ========   ========

       The maturities classified according to the sensitivity to changes in interest rates of the December 31,1996 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                        MATURING OR REPRICING
                                    --------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)

                                                                 After 1 But                After 5 But
                                         Within 1 Yr.           Within 5 Yrs.              Within 10 Yrs.          After 10 Yrs
                                   ---------------------    ----------------------    ---------------------    -----------------
Available For Sale:                 Amount          Yield    Amount           Yield    Amount         Yield     Amount      Yield
                                   ---------        ----    ---------         ----    ---------        ----    ---------    ----
U.S. Treasury ..................   $                        $   5,054         6.19%   $                        $
U.S. Government Agencies .......       3,348        5.91%       5,109         5.91%
Mortgage-backed Securities .....      33,166        7.07%      49,862         6.78%       7,546        6.58%
State and Political Subdivisions       2,950        7.54%      12,007         7.86%       7,996        7.53%      16,676    7.66%
Other Stocks and Bonds .........       3,231        6.04%       1,591         6.48%                                  349    3.02%
                                   ---------                ---------                 ---------                ---------

     Total .....................   $  42,695        6.93%   $  73,623         6.85%   $  15,542        7.07%   $  17,025    7.56%
                                   =========                =========                 =========                =========

                                                                        MATURING OR REPRICING
                                    --------------------------------------------------------------------------------
                                                                       (dollars in thousands)

                                                                 After 1 But      After 5 But
                                         Within 1 Yr.           Within 5 Yrs.     Within 10 Yrs.       After 10 Yrs
                                       -----------------    ----------------   ---------------    ------------------
Held to Maturity:                       Amount      Yield    Amount     Yield  Amount     Yield     Amount     Yield
                                       ---------    ----    ---------   ----   -------    ----    ---------    -----
U.S. Government Agencies .......      $       480   5.42%   $    644    5.42%   $                   $
Mortgage-backed Securities .....           12,388   5.45%     10,914    6.06%     480     5.87%
State and Political Subdivisions              610   6.30%
                                      -----------           --------            -----               -------
Total ..........................      $    13,478   5.49%   $ 11,558    6.02%   $ 480     5.87%     $
                                      ===========           ========            =====               =======


DEPOSITS AND BORROWED FUNDS

       Deposits provide a financial institution with its chief source of funds. The increase of $26.0 million or 6.9% in Average Total Deposits during 1996 provided the Company with funds for the growth in earning assets discussed previously. Average Time Deposits increased $17.9 million or 10.4% during 1996 compared to 1995. Average Noninterest Bearing Demand Deposits increased during 1996 $7.1 million or 9.1%. Average Interest Bearing Demand Deposits decreased during 1996 by $.9 million or .8% while Average Saving Deposits increased $.2 million or 1.2%. The latter three categories, which are considered the lowest cost deposits, comprised 52.8% of total average deposits during the year ended December 31, 1996 compared to 54.3% during 1995 and 56.3% during 1994. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 1996, 1995 and 1994.




                                                          COMPOSITION OF DEPOSITS
                                                           (dollars in thousands)

                                                          YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                  1996                1995                1994
                                           ----------------    ----------------    ----------------
                                             AVG.      AVG.     AVG.        AVG.    AVG.       AVG.
                                           BALANCE     RATE    BALANCE     RATE    BALANCE     RATE
                                           --------    ----    --------    ----    --------    ----
Noninterest Bearing Demand Deposits ....   $ 85,453     N/A    $ 78,338     N/A    $ 74,918     N/A
Interest Bearing Demand Deposits .......    111,950    2.76%    111,063    2.78%    117,116    2.63%
Savings Deposits .......................     15,105    2.76%     14,931    2.76%     15,295    2.57%
Time Deposits ..........................    190,094    5.30%    172,228    5.11%    161,000    4.09%
                                           --------            --------            --------
     Total Deposits ....................   $402,602    3.37%   $376,560    3.26%   $368,329    2.73%
                                           ========            ========            ========




       Average borrowed funds consisting of Short-Term Borrowings, primarily in the form of Federal Funds Purchased, increased $.9 million or 49.2% during 1996 when compared to 1995.

       Average Long Term Obligations consisting of Federal Home Loan Bank ("FHLB") Dallas Advances increased in 1996 to $12 million compared to $8.9 million in 1995. The advances were obtained from FHLB Dallas to fund long-term loans. FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

       During the year ended December 31, 1996 total certificates of deposit of $100,000 or more increased $11.4 million or 25.8% from December 31, 1995. This increase was due to overall bank growth.

       The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Company at December 31, 1996 and 1995 (in thousands).

                                                 December 31, 1996                    December 31, 1995
                                     ---------------------------------------- ----------------------------------
                                         Time         Other                     Time           Other
                                     Certificates     Time                   Certificates      Time
                                       of Deposit    Deposit        Total     of Deposit       Deposit     Total
                                     ------------- ------------ ------------- ------------  ------------ -------
Three months or less................ $      15,767 $      4,482 $      20,249 $      8,157  $        377 $ 8,534
Over three to six months............         9,170        4,000        13,170        9,717         1,623  11,340
Over six to twelve months...........         9,270                      9,270        8,859                 8,859
Over twelve months..................        13,069                     13,069       15,606                15,606
                                     ------------- ------------ ------------- ------------  ------------ -------

          Total..................... $      47,276 $      8,482 $      55,758 $     42,339  $      2,000 $44,339
                                     ============= ============ ============= ============  ============ =======

       The tables on the following page present average balance sheet amounts and average yields for the years ended December 31, 1996, 1995 and 1994. The information should be reviewed in conjunction with the other financial statements in this presentation. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.

                                                         AVERAGE BALANCES AND INTEREST RATES
                                                                (dollars in thousands)
                                                                      Years Ended
                            ---------------------------------------------------------------------------------------
                                  December 31, 1996              December 31, 1995            December 31, 1994
                            ----------------------------  ---------------------------   ---------------------------
                              AVG.                  AVG.     AVG                 AVG.      AVG.                AVG.
ASSETS                       BALANCE   INTEREST     RATE   BALANCE    INTEREST   RATE    BALANCE    INTEREST   RATE
                            ---------  ---------    ----  ---------  ---------   ----   ---------  ---------   ----
INTEREST EARNING ASSETS:
Loans(1)................... $ 243,925  $  21,314    8.74% $ 209,141  $  18,861   9.02%  $ 196,436  $  16,714   8.51%
Securities:
Inv. Sec. (Taxable)........    24,398      1,476   6.05%     45,452      2,839   6.25%     40,672      2,134   5.25%
Inv. Sec. (Tax-Exempt)(2)..    37,721      1,898   5.03%     29,965      1,504   5.02%     28,802      1,433   4.98%
Mortgage-backed Sec. ......   105,923      6,756   6.38%     89,151      5,673   6.36%     94,389      5,255   5.57%
Marketable Equity Sec......     2,179        119   5.46%      2,068        121   5.85%      1,976        102   5.16%
Interest Earning Deposits..       381         21   5.51%        411         25   6.08%        341         12   3.52%
Federal Funds Sold.........     3,547        188   5.30%      9,576        567   5.92%     12,045        522   4.33%
                            ---------  ---------          ---------  ---------          ---------  ---------
Total Interest
 Earning Assets............   418,074     31,772   7.60%    385,764     29,590   7.67%    374,661     26,172   6.99%
                                          ------                        ------                        ------

NONINTEREST EARNING ASSETS:
Cash and Due From Banks....    22,160                        20,899                        20,368
Bank Premises and
 Equipment.................    12,325                        10,717                         7,172
Other Assets...............     7,257                         7,574                        10,245
 Less:  Allowance
   for Loan Loss...........    (3,282)                       (3,323)                       (3,025)
                            ---------                     ---------                     ---------

Total Assets............... $ 456,534                     $ 421,631                     $ 409,421
                            =========                     =========                     =========

LIABILITIES AND
SHAREHOLDERS' EQUITY:
INTEREST BEARING
 LIABILITIES:
 Savings Deposits.......... $  15,105        417   2.76%  $  14,931        412   2.76%  $  15,295        393   2.57%
 Time Deposits.............   190,094     10,083   5.30%    172,228      8,793   5.11%    161,000      6,578   4.09%
 Interest Bearing
  Demand Deposits..........   111,950      3,093   2.76%    111,063      3,085   2.78%    117,116      3,083   2.63%
 Federal Funds Purchased
  And Other Interest
  Bearing Liabilities......     2,671        132   4.94%      1,790         94   5.25%      2,518         84   3.34%
 Long Term Interest
  Bearing Liabilities
  FHLB Dallas..............    12,010        672   5.60%      8,912        453   5.08%      8,380        406   4.84%
                            ---------  ---------          ---------  ---------          ---------  ---------
 Total Interest Bearing
  Liabilities..............   331,830     14,397   4.34%    308,924     12,837   4.16%    304,309     10,544   3.46%
                                       ---------                     ---------                     ---------

NONINTEREST BEARING
LIABILITIES:
Demand Deposits............    85,453                        78,338                        74,918
Other Liabilities..........     4,788                         4,184                         3,039
                            ---------                     ---------                     ---------
Total Liabilities..........   422,071                       391,446                       382,266


SHAREHOLDERS' EQUITY.......    34,463                        30,185                        27,155
                            ---------                     ---------                     ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...... $ 456,534                     $ 421,631                     $ 409,421
                            =========                     =========                     =========

NET INTEREST INCOME........            $  17,375                     $  16,753                     $  15,628
                                       =========                     =========                     =========

NET YIELD ON AVERAGE
 EARNING ASSETS............                        4.16%                         4.34%                         4.17%
                                                   =====                         =====                         =====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest and rates on securities which are nontaxable for Federal Income Tax purposes are not presented on a taxable equivalent basis.

Note: For the years ended December 31, 1996, 1995, and 1994, loans totaling
      $1,533,000, $1,256,000 and $627,000, respectively, were on nonaccrual status. The current policy is to reverse previously accrued, but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

MANAGEMENT OF LIQUIDITY AND INTEREST RATE SENSITIVITY

       Liquidity management involves the ability to meet the funds flow requirements of borrowers, fulfilling credit requirements and customers withdrawing their funds. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 1996 these investments were 18.2% of Total Assets, as compared with 22.7% for December 31, 1995, and 23.8% for December 31, 1994. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.

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

       Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest earning assets and interest bearing liabilities are subject to changes in interest rates either at repricing replacement or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are referred to as interest sensitivity gaps and are usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes asset sensitivity and a negative gap represents liability sensitivity. The table on page 15 shows interest sensitivity gaps for four different intervals as of December 31, 1996.

SECURITIES

       The securities portfolio of the Company plays a primary role in management of the interest rate sensitivity of the Company and, therefore, is managed in the context of the overall balance sheet. The Securities portfolio generates a substantial percentage of the Company's interest income and serves as a necessary source of liquidity.

       The Company accounts for debt and equity securities as follows:

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

       The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio decreased to $174.4 million on December 31, 1996, compared to $178.4 million on December 31, 1995, a decrease of $4.0 million or 2.3%. Mortgage-backed Securities secured by agency guaranteed mortgages increased $14.9 million or 15.0% during 1996 when compared to 1995. State and Political Subdivisions decreased $1.0 million or 2.5% during 1996. U.S. Treasury securities decreased during 1996 when compared to 1995 by $2.0 million or 28.5%, U.S. Government Agency securities decreased $17.5 million or 64.7% and Other Stocks and Bonds increased $1.6 million or 44.6% in 1996 compared to 1995. During 1995 a barbell approach was adopted with respect to securities purchased, i.e., the majority of the securities purchased included short duration premium mortgage-backed securities balanced with longer duration municipal securities. This created the same duration as would have been obtained by purchasing intermediate duration securities. During the first half of 1996 rates increased significantly. During the second half of 1996 rates decreased slightly but remained in a relatively tight trading range. The company continued to use the barbell approach adopted in 1995 during most of 1996. Intermediate term securities were purchased during the summer of 1996 when rates were near the highs. In order to implement and maintain this strategy, a change in the securities portfolio mix was required and resulted in the changes discussed above during 1995 and 1996.

       The market value of the Securities portfolio at December 31, 1996 was $174.5 million, which represents a net unrealized gain on that date of $1.9 million. The net unrealized gain is comprised of $2.2 million in unrealized gains and $.3 million of unrealized losses. Net unrealized gains and losses on securities available for sale, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined, however; this risk is monitored closely through the use of shock tests on the available for sale securities portfolio using an array of interest rate assumptions.

       In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1996.

       The following table sets forth certain information as of December 31, 1996 with respect to rate sensitive assets and liabilities and interest sensitivity GAP's (dollars in thousands):

Rate Sensitive Assets (RSA)               1-3 Mos.     4-12 Mos.     1-5 Yrs.      Over 5 Yrs.    Total
                                         ---------     ---------     ---------     ---------    ---------
Loans(1) .............................   $  76,218     $  43,580     $ 107,068     $  29,768    $ 256,634
Securities ...........................      19,677        36,496        85,181        33,047      174,401
Other Interest
  Earning Assets .....................         609                                                    609
                                         ---------     ---------     ---------     ---------    ---------

Total Rate Sensitive Assets ..........   $  96,504     $  80,076     $ 192,249     $  62,815    $ 431,644
                                         =========     =========     =========     =========    =========

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits (3) ........   $ 186,069     $  85,337     $  55,479     $     164    $ 327,049
Other Interest
  Bearing Liabilities ................       7,258         1,026         4,415         3,232       15,931
                                         ---------     ---------     ---------     ---------    ---------
Total Rate Sensitive Liabilities .....   $ 193,327     $  86,363     $  59,894     $   3,396    $ 342,980
                                         =========     =========     =========     =========    =========

GAP (2) ..............................     (96,823)       (6,287)      132,355        59,419       88,664
Cumulative GAP .......................     (96,823)     (103,110)       29,245        88,664
Cumulative Ratio of RSA
  to RSL .............................         .50           .63          1.09          1.26         1.26
Gap/Total Earning Assets .............       (22.4%)        (1.5%)        30.7%         13.8%        20.5%

-------------------------------------------------------------------------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 1996.

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

CAPITAL RESOURCES

       Total Shareholders' Equity at December 31, 1996, of $36,604,000 increased 9.8% or $3,252,000 from December 31, 1995 and represented 7.6% of total assets at December 31, 1996 compared to 7.4% at December 31, 1995.

       Net income for 1996 of $4,205,000 was the major contributor to the increase in Shareholders' Equity at December 31, 1996 along with unrealized gains of $309,000 on securities available for sale. In addition, the Company issued $308,000 in common stock (19,557 shares) through the Company's dividend reinvestment plan and sold $97,000 of treasury stock (14,083 shares). Decreases to Shareholders' Equity consisted of $1,258,000 in dividends paid and the purchase of $425,000 in treasury stock (27,648 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at it's discretion, modify or discontinue the plan. During the third quarter of 1996, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

       Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the corporation has achieved a sound capital position. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is a ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulations that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 1996, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

       The Federal Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

       As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

       The table below summarizes key equity ratios for the Company for the years ended December 31, 1996, 1995 and 1994.

                                                                          Years  Ended December 31,
                                                                       -----------------------------------
                                                                         1996         1995         1994
                                                                       ---------    ---------    ---------
Percentage of Net Income to:
  Average Total Assets ...........................................         .92%        1.07%         .86%
  Average Shareholders' Equity ...................................       12.20%       15.01%       12.96%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share ...........................       31.01%       23.81%       21.01%
Percentage of Average Shareholders'
  Equity to Average Total Assets .................................        7.55%        7.16%        6.63%
Leverage - Tier 1 capital to Adjusted Average Total Assets .......        7.63%        7.52%        7.02%
Total Risk-based Capital .........................................       13.74%       13.63%       13.26%
Tier 1 Capital ...................................................       12.59%       12.43%       12.07%

LOANS

       The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Loans as of December 31, 1996 increased $29,389,000 or 12.8% while the average balance was up $34,784,000 or 16.6% when compared to 1995. Real Estate Loans as of December 31, 1996 reflected an increase of $18,472,000 or 17.0% from December 31, 1995. Loans to individuals increased $3,827,000 or 5.1% from December 31, 1995 and Commercial, Financial and Agricultural loans increased $7,090,000 or 16.0%. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area. Loans to individuals increased due to an increase in indirect dealer loans and additional penetration achieved with the bank's branch locations. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of our economy, the risk in this portion of the portfolio is spread throughout the economic community.

       The average yield on loans for the year ended December 31, 1996 decreased to 8.7% from 9.0% for the year ended December 31, 1995. This decrease was reflective of the repricing characteristics of the loans.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business the Company's subsidiary, Southside Bank makes loans to certain of its officers, directors, employees and their related interests. As of December 31, 1996 and 1995 these loans totaled $9,900,000 and $9,913,000, or 27.0% and 29.7% of Shareholders' Equity,
respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

       LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans; Commercial, Financial and Agricultural Loans; and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. For example, of the $127.4 million in Real Estate Loans, $62.4 million or 49.0% represent loans secured by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. A significant portion of the remaining Real Estate Loans are secured primarily with owner occupied commercial real estate. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

       The real estate market in the late 1980's and early 1990's in Texas, and more specifically in East Texas, experienced a significant decline in market value. During 1995 and 1996, new appraisals of real estate in the market area appeared to indicate improved real estate values for residential and improved properties.

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

       LOANS TO INDIVIDUALS

       Loans to Individuals for the most part represent vehicle and general loans to consumers. Southside Bank is a major consumer lender in its trade territory and has been for many years. The largest concentration of loans to individuals represent vehicle loans. A significant portion of these loans were obtained through the Company's indirect dealer loan program which has continued to grow. At this point, the economy in Southside Bank's trade territory appears stable. One area of concern is the personal bankruptcy rate occuring nationwide. Management expects this trend to have some effect on the Company's net chargeoffs. Most of the Company's Loans to Individuals are collateralized which management believes will limit the exposure in this area should current bankruptcy trends continue.

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

       The following table sets forth loan totals by category for the years presented (in thousands):

                                                      December 31,
                                  ----------------------------------------------------
                                    1996       1995       1994       1993       1992
                                  --------   --------   --------   --------   --------
Real Estate Loans:
 Construction .................   $  7,821   $  4,558   $  6,118   $  4,739   $  3,064
 1-4 Family Residential .......     62,356     49,909     38,563     34,982     29,647
 Other ........................     57,198     54,436     53,881     46,457     41,128

Commercial, Financial and
 Agricultural Loans ...........     51,307     44,217     39,707     40,860     41,473
Loans to Individuals ..........     79,485     75,658     62,721     56,571     45,596
                                  --------   --------   --------   --------   --------

 Total Loans ..................   $258,167   $228,778   $200,990   $183,609   $160,908
                                  ========   ========   ========   ========   ========

       LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

       For the year ended December 31, 1996, the Company's subsidiary, Southside Bank, had net charge-offs on loans of $568,000, an increase of 218.3% compared to December 31, 1995. For the year ended December 31, 1995, net recoveries on loans were $480,000. The increase in net charge-offs for 1996 occured primarily as a result of significant recoveries realized during 1995. Also contributing to the increase was an increase in charged-off loans.

       The loan loss reserve in place at the end of each year is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Third, Southside Bank is regulated and examined by both the FDIC and/or the State on an annual basis.

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

       As of December 31, 1996, the Company's review of the loan portfolio indicates that a loan loss reserve of $3,249,000 is adequate.

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

                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

                                                                              Years Ended December 31,
                                                       -----------------------------------------------------------------
                                                         1996          1995           1994          1993          1992
                                                       ---------     ---------     ---------     ---------     ---------
                                                                             (dollars in thousands)
Average Net Loans Outstanding ......................   $ 243,925     $ 209,141     $ 196,436     $ 170,409     $ 157,260
                                                       =========     =========     =========     =========     =========

Balance of Reserve for Loan Loss at
  Beginning of Period ..............................   $   3,317     $   3,137     $   2,846     $   2,711     $   2,535
                                                       ---------     ---------     ---------     ---------     ---------

Loan Charge-Offs:
Real Estate-Construction ...........................                                                                (246)
Real Estate-Other ..................................                       (36)           (6)         (494)          (79)
Commercial, Financial and Agricultural Loans .......         (70)          (61)         (129)          (95)         (365)
Loans to Individuals ...............................        (768)         (502)         (395)         (284)         (335)
                                                       ---------     ---------     ---------     ---------     ---------

Total Loan Charge-Offs .............................        (838)         (599)         (530)         (873)       (1,025)
                                                       ---------     ---------     ---------     ---------     ---------

Recovery on Loans Previously Charged off:
Real Estate-Construction ...........................
Real Estate-Other ..................................           7           272            93             4            99
Commercial, Financial and Agricultural Loans .......          78           546           326           287           150
Loans to Individuals ...............................         185           261           152           117           102
                                                       ---------     ---------     ---------     ---------     ---------

Total Recovery of Loans Previously Charged-Off .....         270         1,079           571           408           351
                                                       ---------     ---------     ---------     ---------     ---------

Net Loan (Charge-Offs) Recoveries ..................        (568)          480            41          (465)         (674)

Additions (Reductions) to Reserve
  Charged (Credited) to Operating Expense ..........         500          (300)          250           600           850
                                                       ---------     ---------     ---------     ---------     ---------

Balance at End of Period ...........................   $   3,249     $   3,317     $   3,137     $   2,846     $   2,711
                                                       =========     =========     =========     =========     =========

Ratio of Net Charge-Offs (Recoveries)
  to Average Loans Outstanding .....................         .23%         (.23%)        (.02%)         .27%          .43%
                                                       =========     =========     =========     =========     =========



Allocation of Reserve for Loan Loss (dollars in thousands):

                                                                                   December 31,
                                                   -----------------------------------------------------------------------------
                                                        1996           1995             1994             1993            1992
                                                   -------------   -------------   -------------   -------------   -------------
                                                            % of            % of            % of           % of             % of
                                                   Amount   Total  Amount  Total   Amount   Total  Amount  Total   Amount   Total

                                                   ------   ----   ------   ----   ------   ----   ------   ----   ------   ----
Real Estate-Construction .......................   $   39    1.2%  $   23     .7%  $   31    1.0%  $    7     .2%  $   31    1.2%

Real Estate-Other ..............................    1,059   32.6%   1,209   36.4%   1,127   35.9%   1,172   41.2%   1,026   37.8%

Commercial, Financial and Agricultural Loans ...    1,037   31.9%     911   27.5%     809   25.8%   1,018   35.8%     964   35.6%

Loans to Individuals ...........................    1,040   32.0%   1,082   32.6%   1,085   34.6%     642   22.6%     640   23.6%

Unallocated ....................................       74    2.3%      92    2.8%      85    2.7%       7     .2%      50    1.8%
                                                   ------   ----   ------   ----   ------   ----   ------   ----   ------   ----

Balance at End of Period .......................   $3,249    100%  $3,317    100%  $3,137    100%  $2,846    100%  $2,711    100%
                                                   ======   ====   ======   ====   ======   ====   ======   ====   ======   ====

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

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines.

                                                   NONPERFORMING ASSETS
                                                   (dollars in thousands)

                                                        December 31,
                                        ----------------------------------------------
                                         1996      1995      1994      1993      1992
                                        ------    ------    ------    ------    ------
Loans 90 Days Past Due:
   Real Estate ......................   $  214    $  266    $   51    $  342    $    3
   Installment ......................      170       203        52        90        86
   Commercial .......................       88       183        59        70        63
                                        ------    ------    ------    ------    ------
                                           472       652       162       502       152
                                        ------    ------    ------    ------    ------
Loans on Nonaccrual:
   Real Estate ......................      646       486       424       711       961
   Installment ......................      113       116       179       175       138
   Commercial .......................      774       654        24       213       458
                                        ------    ------    ------    ------    ------
                                         1,533     1,256       627     1,099     1,557
                                        ------    ------    ------    ------    ------
Restructured Loans:
   Real Estate ......................      230       243       563       590       510
   Installment ......................      108        49        51        52       101
   Commercial .......................       62        44        43       115       164
                                        ------    ------    ------    ------    ------
                                           400       336       657       757       775
                                        ------    ------    ------    ------    ------

Total Nonperforming Loans ...........    2,405     2,244     1,446     2,358     2,484

Other Real Estate Owned .............      273       273     1,134     2,745     4,760
Repossessed Assets ..................      262       240       256       203       458
                                        ------    ------    ------    ------    ------

Total Nonperforming Assets ..........   $2,940    $2,757    $2,836    $5,306    $7,702
                                        ======    ======    ======    ======    ======

Percentage of Total Assets ..........       .6%       .6%       .7%      1.3%      2.0%

Percentage of Loans and Leases,
   Net of Unearned Income ...........      1.1%      1.2%      1.4%      2.9%      4.8%

       Total nonperforming assets increased $183,000 between December 31, 1995 and December 31, 1996. Nonperforming assets as a percentage of assets remained unchanged from the previous year and as a percentage of loans decreased .1%. Nonperforming assets represent a continued drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 1996 in the opinion of management, the Company had $528,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                 Valuation    Carrying
                                     Total       Allowance     Value
                                     ---------   ---------   ---------
Real Estate Loans ................   $     646   $     128   $     518
Commercial Loans .................         774         199         575
Loans to Individuals .............         113          18          95
                                     ---------   ---------   ---------

Balance at December 31, 1996 .....   $   1,533   $     345   $   1,188
                                     =========   =========   =========

       For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $1,468,000. During the year ended December 31, 1996, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $97,000, $78,000 and $260,000 for the years ended December 31, 1996, 1995 and 1994. If these loans had been accruing interest at their original contracted rates, related income would have been $216,000, $273,000 and $126,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented (in thousands):

                                         Years Ended December 31,
                                     ---------------------------------
                                       1996        1995        1994
                                     ---------   ---------   ---------
Balance at beginning of year .....   $     946   $   1,291   $   2,594
    Provision for Losses .........                                  43
    Losses on sales ..............                              (1,442)
    Gains on sales ...............                                  96
    Other ........................                    (345)
                                     ---------   ---------   ---------
Balance at end of year ...........   $     946   $     946   $   1,291
                                     =========   =========   =========

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

RESULTS OF OPERATIONS

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates (in thousands):

                                                        Years Ended December 31,
                                                         1996 Compared to 1995
                                                 --------------------------------------
                                                  Average        Average      Increase
                                                   Volume         Rate        (Decrease)
                                                 ----------    ----------    ----------
INTEREST INCOME:
  Loans ......................................   $    3,055    $     (602)   $    2,453
  Investment Securities (Taxable) ............       (1,276)          (87)       (1,363)
  Investment Securities (Tax-Exempt) (1) .....          390             4           394
  Mortgage-backed Securities .................        1,070            13         1,083
  Marketable Equity Securities ...............            8           (10)           (2)
  Federal Funds Sold .........................         (325)          (54)         (379)
  Interest Earning Deposits ..................           (2)           (2)           (4)
                                                 ----------    ----------    ----------
    Total Interest Income ....................        2,920          (738)        2,182
                                                 ----------    ----------    ----------

INTEREST EXPENSE:
  Savings Deposits ...........................            5                           5
  Time Deposits ..............................          938           352         1,290
  Interest Bearing Demand Deposits ...........           25           (17)            8
  Federal Funds Purchased and Other
    Interest Bearing Liabilities .............           43            (5)           38
  FHLB Advances ..............................          170            49           219
                                                 ----------    ----------    ----------
    Total Interest Expense ...................        1,181           379         1,560
                                                 ----------    ----------    ----------
  Net Interest Earnings ......................   $    1,739    $   (1,117)   $      622
                                                 ==========    ==========    ==========



                                                        Years Ended December 31,
                                                         1995 Compared to 1994
                                                 --------------------------------------
                                                  Average        Average      Increase
                                                   Volume         Rate        (Decrease)
                                                 ----------    ----------    ----------
INTEREST INCOME:
  Loans ......................................   $    1,958    $      189    $    2,147
  Investment Securities (Taxable) ............          269           436           705
  Investment Securities (Tax-Exempt) (1) .....           59            12            71
  Mortgage-backed Securities .................         (303)          721           418
  Marketable Equity Securities ...............            5            14            19
  Federal Funds Sold .........................          (57)          102            45
  Interest Earning Deposits ..................            2            11            13
                                                 ----------    ----------    ----------
    Total Interest Income ....................        1,933         1,485         3,418
                                                 ----------    ----------    ----------

INTEREST EXPENSE:
  Savings Deposits ...........................          (10)           29            19
  Time Deposits ..............................          484         1,731         2,215
  Interest Bearing Demand Deposits ...........         (164)          166             2
  Federal Funds Purchased and Other
    Interest Bearing Liabilities .............          (10)           20            10
  FHLB Advances ..............................           26            21            47
                                                 ----------    ----------    ----------
    Total Interest Expense ...................          326         1,967         2,293
                                                 ----------    ----------    ----------
  Net Interest Earnings ......................   $    1,607    $     (482)   $    1,125
                                                 ==========    ==========    ==========


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

       Net interest income increased for the year ended December 31, 1996 $622,000 or 3.7% compared to the same period in 1995. Interest income for the year ended December 31, 1996 increased $2.2 million or 7.4% to $31.8 million compared to the same period in 1995. The increased interest income in 1996 was attributable to the increase in Average Earning Assets during the year. The average yield on the Average Earning Assets decreased 7 basis points during the year ended December 31, 1996 as compared to 1995. The increase in interest income on Loans of $2,453,000 or 13.0% was the result of the increase in Average Loans during 1996. Interest income on securities increased $112,000 in 1996 or 1.1% compared to 1995 primarily due to the increase in the Average Securities during 1996.

       The increase in interest expense for the year ended December 31, 1996 of $1.6 million or 12.2% was attributable to an increase in Average Interest Bearing Liabilities of $22.9 million or 7.4% along with the increase in the average rate paid on Interest Bearing Liabilities of 18 basis points. Average Time Deposits increased $17.9 million or 10.4% while the average rate paid increased 19 basis points along with the increase in Average Interest Bearing Demand Deposits of $.9 million. Average Long Term Interest Bearing Liabilities increased $3.1 million which contributed to the higher interest expense in 1996.

NONINTEREST INCOME

       Noninterest income is an important source of earnings. The Company intends to maximize noninterest income in the future by looking for new fee income services to provide customers and by continuing to review service charge schedules and by competitively and profitably pricing those services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1996 and the comparable year ended December 31, 1995 and indicates the percentage changes (dollars in thousands):

                                                 Years Ended
                                                  December 31,
                                               -----------------     Percent
                                                1996      1995        Change
                                               -------   -------      -------
Deposit services ...........................   $ 2,821   $ 2,752       2.5%
Gains on securities available for sale .....       132       221     (40.3%)
Other ......................................     1,180       901      31.0%
                                               -------   -------

Total noninterest income ...................   $ 4,133   $ 3,874       6.7%
                                               =======   =======

       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. Total noninterest income for the year ended December 31, 1996 increased 6.7% or $259,000 compared to 1995. Securities gains decreased $89,000 or 40.3% from 1995. Of the $132,000 in net securities gains from the AFS portfolio in 1996, there were $199,000 in realized gains and $67,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $69,000 or 2.5% was a result of increased deposit activity. Other noninterest income increased

$279,000 or 31% primarily as a result of increases in trust income, credit life commissions and mortgage servicing release fees.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1996 and the comparable year ended December 31, 1995 and indicates the percentage changes (dollars in thousands):

                                                   Years Ended
                                                   December 31,
                                              ---------------------      Percent
                                                1996        1995         Change
                                              ---------   ---------     ---------
                                                  (in thousands)
Salaries and employee benefits ............   $   9,382   $   8,545         9.8%
Net occupancy expense .....................       1,749       1,636         6.9%
Equipment expense .........................         321         302         6.3%
Advertising, travel and entertainment .....         956         888         7.7%
Supplies ..................................         436         388        12.4%
FDIC insurance ............................           2         434       (99.5%)
Postage ...................................         301         303         (.7%)
Other .....................................       2,219       2,186         1.5%
                                              ---------   ---------

Total noninterest expense .................   $  15,366   $  14,682         4.7%
                                              =========   =========



       Noninterest expense for the year ended December 31, 1996 increased $684,000 or 4.7% when compared to the year ended December 31, 1995. Salaries and employee benefits increased $837,000 or 9.8% due to several factors. Higher direct salary expense including payroll taxes represented $660,000 of the increase. The increase is reflective of personnel additions to staff the three new branches opened during 1996 along with overall bank growth, pay increases and the increased commitment to residential mortgage lending. Health insurance expense increased $187,000 or 27.2% in 1996 compared to the same period in 1995. Retirement expense decreased $10,000 or 1.2% for the year ended December 31, 1996.

       Net occupancy expense increased $113,000 or 6.9% for the year ended December 31, 1996 compared to the same period in 1995, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the three new branches opened in 1996 and the opening of the new motor bank facility at Gentry.

       Advertising expense increased $68,000 or 7.7% for the year ended December 31, 1996 compared to the same period in 1995. The increase occurred due to increases in direct advertising during 1996 as a result of the opening of the three new branches in 1996 and the new motor bank facility. Donations also increased during the year ended December 31, 1996 and are included in this total.

       FDIC insurance decreased $432,000 or 99.5% for the year ended December 31, 1996 compared to the year ended December 31, 1995. During August 1995, the FDIC announced a decrease in the insurance premiums from 23 cents per hundred dollars of deposits insured to 4 cents per hundred dollars insured effective June 1, 1995. As a result, Southside Bank received a refund of $230,000 in September 1995 and the monthly expense for the remainder of the year decreased significantly. During the year ended December 31, 1996, the insurance expense was reduced to $500 per quarter as a result of the Bank Insurance Fund being fully funded. Congress recently passed legislation which will increase FDIC insurance expense in 1997 to pay for a portion of the Savings and Loan bailout. This expense is anticipated to increase to $1.29 per hundred dollar of deposits.

INCOME TAXES

       Income tax expense was $1,437,000 for the year ended December 31, 1996 and represented a $276,000 or 16.1% decrease from the year ended December 31, 1995. The decreased income tax expense primarily is a result of lower pre-tax income and an increase in tax free income in 1996.

YEAR 2000 COMPLIANCE

       The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

OTHER ACCOUNTING ISSUES

      In 1996, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS
122). FAS 122 eliminates the accounting distinction of rights to service mortgage loans whether they are acquired through loan origination activities or through purchase transactions. The adoption of FAS 122 did not have a material impact on the Company's financial statements.

      In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that chose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures in its 1996 financial statements.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128). This statement, which the Company will be required to adopt in 1997, supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. The adoption of FAS 128 will not have a material impact on the Company.

EFFECTS OF INFLATION

       The effects of inflation on the Company can be minimized by management of the interest income and interest expense or simply by controlling the interest rates paid for borrowed funds versus the interest rates earned on funds loaned to customers.

December 31, 1995 compared to December 31, 1994

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

       The increase in interest expense for the year ended December 31, 1995 of $2.3 million or 21.7% was attributable to an increase in Average Interest Bearing Liabilities of $4.6 million or 1.5% along with the increase in the average rate paid on Interest Bearing Liabilities of 70 basis points. Average Time Deposits increased $11.2 million or 7.0% while the average rate paid increased 102 basis points more than offsetting the decrease in Average Interest Bearing Demand Deposits of $6.1 million. Average Long Term Interest Bearing Liabilities increased $.5 million which contributed to the higher interest expense in 1995.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1995 was ($300,000) compared to $250,000 for December 31, 1994. For the year ended December 31, 1995, the Company's subsidiary, Southside Bank, had net recoveries on loans of $480,000 an increase of 1070.7% compared to December 31, 1994. For the year ended December 31, 1994, net recoveries on loans were $41,000.

NONINTEREST INCOME

       Total noninterest income for the year ended December 31, 1995 increased 7.7% or $278,000 compared to 1994. Securities gains increased $196,000 or 784.0% from 1994. Of the $221,000 in net securities gains from the AFS portfolio in 1995, there were $450,000 in realized gains and $229,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $102,000 or 3.8% was a result of increased deposit activity. Other noninterest income increased $20,000 or 2.2%.

NONINTEREST EXPENSE

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 23, 1997, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 5 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 23, 1997, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 23, 1997, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   The information required under this item beginning on page
              11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 23, 1997, and is incorporated herein by reference.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)
           1. Financial Statements

                  The following consolidated financial statements of Southside
              Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Income for the years ended
                     December 31, 1996, 1995, and 1994.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 1996, 1995 and 1994.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.
                  Notes to Consolidated Financial Statements.

           2. Financial Statement Schedules

                  All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


           3. Exhibits

                  Exhibit
                    No.
                    ---
                 3 (a)(i)        -   Articles of Incorporation as amended and in effect on December 31,
                                     1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein).

                 3 (a)(ii)       -   Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit
                                     3(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

                 3 (b)           -   Bylaws as amended and in effect on March 23, 1995 of Southside Bancshares,
                                     Inc. (filed as Exhibit 3(b) to the Registrant's Form 10-K for the year ended
                                     December 31, 1994, and incorporated herein).

             ** 10 (a)(i)        -   Deferred Compensation Plan for B.G. Hartley effective February 13, 1984, as amended June 28, 1990 and December 15, 1994 (filed as Exhibit 10(a)(i) to the
                                     Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

           ** 10 (a)(ii) -           Deferred Compensation Plan for Robbie N. Edmonson effective February 13,
                                     1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit
                                     10(a)(ii) to the Registrant's Form 10-K for the year ended December 31,
                                     1995, and incorporated herein).

           **    10 (b) -            Officers Long Term Disability Income  Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30,
                                     1990, and incorporated herein).

           **    10 (c) -            Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the
                                     Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein).

           **    10 (d) -            Incentive Stock Option Plan effective April 1, 1993 of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 10(d) to the
                                     Registrant's Form 10-K for the year ended December 31, 1994).

           **    10 (e) -            Form of Deferred Compensation Agreements dated June 30, 1994 with each of
                                     Sam Dawson, Lee Gibson, Titus Jones, Jeryl Story and Andy Wall as amended
                                     November 13, 1995.  (filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein).

                   22   -            Subsidiaries of the Registrant (filed as Exhibit 22 to the Registrant's Form
                                     10-K for the year ended December 31, 1994).

           *       27   -            Financial Data Schedule for the year ended December 31, 1996.


--------------------

           *      Filed herewith.

           ** Compensation plan, benefit plan or employment contract or arrangement.

     (b)  Reports on Form 8-K

          Registrant did not file any Form 8-K's during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SOUTHSIDE BANCSHARES, INC.

                                    BY:  /s/ B. G. HARTLEY
                                         -------------------------------------
                                             B. G. Hartley, Chairman of the
                                             Board and Director (Principal
                                             Executive Officer)


                                         /s/ LEE R. GIBSON
                                         --------------------------------------
                                             Lee R. Gibson, CPA, Executive Vice
                                             President (Principal Financial
DATED:  March 24, 1997                       Officer and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                           Title                           Date
       ---------                           -----                           ----
/s/    B. G. HARTLEY                       Chairman of the Board        March 24, 1997
      ---------------------------
         (B. G. Hartley)                   and Director

/s/    ROBBIE N. EDMONSON                  President and Director       March 24, 1997
      ---------------------------
         (Robbie N. Edmonson)

/s/    FRED E. BOSWORTH                    Director                     March 24, 1997
      ---------------------------
         (Fred E. Bosworth)

/s/    HERBERT C. BUIE                     Director                     March 24, 1997
      ---------------------------
         (Herbert C. Buie)

/s/    ROLLINS CALDWELL                    Director                     March 24, 1997
      ---------------------------
         (Rollins Caldwell)

/s/    W. D. (JOE) NORTON                  Director                     March 24, 1997
      ---------------------------
         (W. D. (Joe) Norton)

/s/    WILLIAM SHEEHY                      Director                     March 24, 1997
      ---------------------------
         (William Sheehy)

/s/    MURPH WILSON                        Director                     March 24, 1997
      ---------------------------
         (Murph Wilson)

                       Report of Independent Accountants



To the Shareholders and Board of Directors
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



 /s/ COOPERS & LYBRAND L.L.P.



 Coopers & Lybrand L.L.P.
 Dallas, Texas
 March 18, 1997

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                   December 31, December 31,
                                                                     1996         1995
                                                                   ---------    -----------
                                    ASSETS

Cash and due from banks ........................................   $  31,653    $  26,321
Investment securities:
   Available for sale ..........................................      56,091       74,284
   Held to maturity ............................................       1,734        2,635
                                                                   ---------    ---------
     Total Investment securities ...............................      57,825       76,919
Mortgage-backed and related securities:
   Available for sale ..........................................      90,574       65,423
   Held to maturity ............................................      23,782       33,984
                                                                   ---------    ---------
     Total Mortgage-backed securities ..........................     114,356       99,407
Marketable equity securities:
   Available for sale ..........................................       2,220        2,112
Loans:
   Loans,  net of unearned discount ............................     258,167      228,778
   Less:  Reserve for loan losses ..............................      (3,249)      (3,317)
                                                                   ---------    ---------
     Net Loans .................................................     254,918      225,461
Premises and equipment, net ....................................      13,695       11,669
Other real estate owned, net ...................................         273          273
Interest receivable ............................................       3,300        3,095
Deferred tax asset .............................................         464          412
Other assets ...................................................       3,990        3,004
                                                                   ---------    ---------

     TOTAL ASSETS ..............................................   $ 482,694    $ 448,673
                                                                   =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .........................................   $  98,901    $  84,706
   Interest bearing ............................................     327,049      303,602
                                                                   ---------    ---------
     Total Deposits ............................................     425,950      388,308
Short-term obligations:
   Federal funds purchased .....................................       4,800        4,600
Long-term obligations:
   Note payable - FHLB Dallas ..................................       9,096       13,686
Other liabilities ..............................................       6,244        8,727
                                                                   ---------    ---------
     TOTAL LIABILITIES .........................................     446,090      415,321
                                                                   ---------    ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
    3,316,127 and 3,141,393 shares issued) .....................       8,290        7,853
   Paid-in capital .............................................      18,501       16,209
   Retained earnings ...........................................       9,628        9,123
   Treasury stock (62,986 and 49,421 shares at cost) ...........        (777)        (486)
   Net unrealized gains on securities available for sale .......         962          653
                                                                   ---------    ---------
      TOTAL SHAREHOLDERS' EQUITY                                      36,604       33,352
                                                                   ---------    ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 482,694    $ 448,673
                                                                   =========    =========


      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                Years Ended December 31,
                                                            --------------------------------
                                                              1996        1995        1994
                                                            --------    --------    --------
Interest income
   Loans ................................................   $ 21,314    $ 18,861   $ 16,714
   Investment securities ................................      3,374       4,343      3,567
   Mortgage-backed and related securities ...............      6,756       5,673      5,255
   Marketable equity securities .........................        119         121        102
   Other interest earning assets ........................        209         592        534
                                                            --------    --------   --------
         Total interest income ..........................     31,772      29,590     26,172
                                                            --------    --------   --------
Interest expense
   Time and savings deposits ............................     13,593      12,290     10,054
   Short-term obligations ...............................        132          94         84
   Long-term obligations ................................        672         453        406
                                                            --------    --------   --------
         Total interest expense .........................     14,397      12,837     10,544
                                                            --------    --------   --------
Net interest income .....................................     17,375      16,753     15,628
Provision for loan losses ...............................        500        (300)       250
                                                            --------    --------   --------
Net interest income after provision for loan losses .....     16,875      17,053     15,378
                                                            --------    --------   --------
Noninterest income
   Deposit services .....................................      2,821       2,752      2,650
   Gains on securities available for sale ...............        132         221         25
   Other ................................................      1,180         901        921
                                                            --------    --------   --------
         Total noninterest income .......................      4,133       3,874      3,596
                                                            --------    --------   --------
Noninterest expense
   Salaries and employee benefits .......................      9,382       8,545      8,184
   Net occupancy expense ................................      1,749       1,636      1,439
   Equipment expense ....................................        321         302        282
   Advertising, travel & entertainment ..................        956         888        752
   Supplies .............................................        436         388        375
   FDIC insurance .......................................          2         434        791
   Postage ..............................................        301         303        274
   Other ................................................      2,219       2,186      2,156
                                                            --------    --------   --------
         Total noninterest expense ......................     15,366      14,682     14,253
                                                            --------    --------   --------
Income before federal tax expense .......................      5,642       6,245      4,721
                                                            --------    --------   --------
Provision (benefit)for federal tax expense
   Current ..............................................      1,648       1,429        899
   Deferred .............................................       (211)        284        303
                                                            --------    --------   --------
         Total income taxes .............................      1,437       1,713      1,202
                                                            --------    --------   --------
Net Income ..............................................   $  4,205   $   4,532   $  3,519
                                                            ========   =========   ========

Earnings Per Share
   Net Income ...........................................   $   1.29    $   1.39   $   1.08




     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)


                                                                                          Years Ended December 31,
                                                                                      --------------------------------
                                                                                        1996        1995        1994
                                                                                      --------    --------    --------
OPERATING ACTIVITIES:
  Net income ......................................................................   $  4,205    $  4,532    $  3,519
  Adjustments to reconcile net cash provided by operations:
    Depreciation and amortization .................................................      2,250       1,563       1,792
    Accretion of discount and loan fees ...........................................       (737)       (846)       (850)
    Provision for loan losses .....................................................        500        (300)        250
    Deferred loan origination cost ................................................                    (72)        (44)
    (Gain) on securities ..........................................................       (132)       (221)        (25)
    (Gain) on premises and equipment ..............................................         (6)        (10)        (10)
    (Gain) loss on other real estate owned ........................................                    (20)         43
    (Increase) decrease in interest receivable ....................................       (205)       (514)        112
    (Increase) decrease in other receivables and prepaids .........................       (964)        563        (805)
    (Increase) decrease in deferred tax asset .....................................       (210)        284         303
    Increase in interest payable ..................................................        103         217         173
    Increase (decrease) in other payables .........................................     (2,586)      2,912       1,178
                                                                                      --------    --------    --------
        Net cash provided by operating activities .................................      2,218       8,088       5,636

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale ...............     19,928      33,457      18,593
    Proceeds from sales of mortgage-backed securities available for sale ..........     18,991      16,555      27,414
    Proceeds from sales of marketable equity securities available for sale ........                                  2
    Proceeds from maturities of investment securities available for sale ..........     33,920      20,582      11,575
    Proceeds from maturities of mortgage-backed securities available for sale .....     18,529       5,994      16,454
    Proceeds from maturities of investment securities held to maturity ............        941      17,510      11,754
    Proceeds from maturities of mortgage-backed securities held to maturity .......     10,398       6,403       5,749
    Purchases of investment securities available for sale .........................    (35,098)    (63,663)    (27,977)
    Purchases of mortgage-backed securities available for sale ....................    (63,353)    (38,299)    (18,891)
    Purchases of marketable equity securities available for sale ..................       (108)       (107)        (67)
    Purchases of investment securities held to maturity ...........................                            (27,577)
    Purchases of mortgage-backed securities held to maturity ......................                             (5,971)
    Net (increase) decrease in federal funds sold .................................                 11,100     (11,100)
    Net (increase) in loans .......................................................    (31,144)    (27,486)    (18,483)
    Purchases of premises and equipment ...........................................     (3,070)     (2,822)     (3,877)
    Proceeds from sales of premises and equipment .................................         25          42          31
    Proceeds from sales of repossessed assets .....................................      1,165       1,002         991
    Proceeds from sales of other real estate owned ................................                    145       1,711
                                                                                      --------    --------    --------
        Net cash used in investing activities .....................................    (28,876)    (19,587)    (19,669)






     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)



                                                                                    Years Ended December 31,
                                                                                --------------------------------
                                                                                 1996        1995        1994
                                                                                --------    --------    --------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings accounts ....................   $ 16,332    $ (6,388)   $ 19,721
  Net increase in certificates of deposit ...................................     21,310       9,594      13,026
  Proceeds from the issuance of common stock ................................        308         258         195
  Net increase (decrease) in notes payable ..................................     (4,590)      5,689        (853)
  Net (decrease) in securities sold under agreement to repurchase ...........                             (3,923)
  Net increase (decrease) in federal funds purchased ........................        200       4,600      (7,600)
  Purchase of treasury stock ................................................       (425)       (267)       (219)
  Sale of treasury stock ....................................................        134
  Loss on sale of treasury stock ............................................        (37)
  FAS 109-incentive stock plan ..............................................         16
  Dividends paid ............................................................     (1,258)     (1,047)       (725)
                                                                                --------    --------    --------
        Net cash provided by financing activities ...........................     31,990      12,439      19,622
                                                                                --------    --------    --------

  Net increase in cash and cash equivalents .................................      5,332         940       5,589
  Cash and cash equivalents at beginning of year ............................     26,321      25,381      19,792
                                                                                --------    --------    --------
  Cash and cash equivalents at end of year ..................................   $ 31,653    $ 26,321    $ 25,381
                                                                                ========    ========    ========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid .............................................................   $ 14,294    $ 12,620    $ 10,312
  Income taxes paid .........................................................   $  1,623    $  1,440    $    878


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of OREO and repossessed assets through foreclosure ............   $  1,187    $    986    $  1,187
  Transfer of securities available for sale to held to maturity .............                           $ 54,907
  Transfer of securities to available for sale ..............................               $ 57,584
  FAS114 reclassification ...................................................               $    807


     The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                      Net
                                                                                                   Unrealized    Total
                                                     Common     Paid in     Retained    Treasury     Gains    Shareholders'
                                                     Stock       Capital    Earnings     Stock      (Losses)    Equity
                                                    --------    --------    --------    --------    --------    --------
Balance at December 31, 1993 ....................   $  7,029    $ 13,358    $  6,066    $           $    788    $ 27,241
Net Income ......................................                              3,519                               3,519
Cash dividend ($.25 per share) ..................                               (725)                               (725)
5% Stock dividend ...............................        354       1,026      (1,380)
Common stock issued (20,132 shares) .............         50         145                                             195
Purchase of 23,082 shares of
 treasury stock .................................                                           (219)                   (219)
Net increase in unrealized (losses) on
 securities available for sale (net of tax) .....                                                     (2,487)     (2,487)
                                                    --------    --------    --------    --------    --------    --------

Balance at December 31, 1994 ....................      7,433      14,529       7,480        (219)     (1,699)     27,524
Net Income ......................................                              4,532                               4,532
Cash dividend ($.35 per share) ..................                             (1,047)                             (1,047)
5% Stock dividend ...............................        368       1,474      (1,842)
Common stock issued (20,800 shares) .............         52         206                                             258
Purchase of 26,339 shares of
 treasury stock .................................                                           (267)                   (267)
Net increase in unrealized gains on
 securities available for sale (net of tax) .....                                                      2,352       2,352
                                                    --------    --------    --------    --------    --------    --------

Balance at December 31, 1995 ....................      7,853      16,209       9,123        (486)        653      33,352

Net Income ......................................                              4,205                               4,205
Cash dividend ($.40 per share) ..................                             (1,258)                             (1,258)
5% Stock dividend ...............................        388       2,017      (2,405)
Common stock issued (19,557 shares) .............         49         259                                             308
Purchase of 27,648 shares of
 treasury stock .................................                                           (425)                   (425)
Sale of 14,083 shares of
 treasury stock .................................                                (37)        134                      97
Net increase in unrealized gains on
 securities available for sale (net of tax) .....                                                        309         309
FAS 109 - Incentive Stock Options ...............                     16                                              16
                                                    --------    --------    --------    --------    --------    --------
Balance at December 31, 1996 ....................   $  8,290    $ 18,501    $  9,628    $   (777)   $    962    $ 36,604
                                                    ========    ========    ========    ========    ========    ========




     The accompanying notes are an integral part of the financial statements.

  NOTES TO FINANCIAL STATEMENTS    Southside Bancshares, Inc. and Subsidiaries
  -----------------------------------------------------------------------------

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Bank and the nonbank subsidiary, are summarized below.

      Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Bank and the nonbank subsidiary, which did not conduct any business in 1996. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

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

      Mortgage Servicing Rights. The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS122) on January 1, 1996. FAS122 eliminates the accounting distinction of rights to service certain mortgage loans whether they are acquired through loan origination activities or through purchase transactions. The adoption of FAS122 did not have a material impact on the Company's financial statements.

      Securities. The Company uses the specific identification method to determine the basis for computing realized gain or loss. The Company accounts for debt and equity securities as follows:

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

      Income Taxes. The Company files a consolidated Federal income tax return. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109). Under FAS109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs.

      Earnings Per Share. Earnings per share have been adjusted to give retroactive recognition to stock dividends. The weighted average number of shares during the years ended December 31, 1996, 1995 and 1994 were 3,272,027, 3,252,194, and 3,261,294, respectively.

      Stock Options. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (FAS123) on January 1, 1996. FAS123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures in its 1996 financial statements.

      General. Certain prior period amounts have been reclassified to conform to current year presentation.

  2.  CASH AND DUE FROM BANKS

      The Company is required to maintain reserve balances with the Federal Reserve Bank. The reserve balances were $3,788,000 and $4,570,000 as of December 31, 1996 and 1995, respectively.

  3.  INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

  The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 1996 and 1995 were (in thousands):

                                                  AVAILABLE FOR SALE
                                     -------------------------------------------------
                                                    Gross        Gross       Estimated
        December 31,                 Amortized    Unrealized   Unrealized     Market
          1996                         Cost         Gains        Losses       Value
          ----                       ----------   ----------   ----------   ----------
U.S. Treasury ....................   $    5,026   $       28   $            $    5,054

U.S. Government Agencies .........        8,492           10           45        8,457
Mortgage-backed Securities:
  Direct Govt. Agency Issues .....       74,005          479           42       74,442
  Other Private Issues ...........       15,808          328            4       16,132
State and Political
  Subdivisions ...................       38,555        1,095           21       39,629
Other Stocks and Bonds ...........        5,163            8                     5,171
                                     ----------   ----------   ----------   ----------

  Total ..........................   $  147,049   $    1,948   $      112   $  148,885
                                     ==========   ==========   ==========   ==========

                                                     HELD TO MATURITY
                                     -------------------------------------------------
                                                    Gross        Gross       Estimated
        December 31,                 Amortized    Unrealized   Unrealized     Market
          1996                         Cost         Gains        Losses       Value
          ----                       ----------   ----------   ----------   ----------
U.S. Government Agencies .........   $    1,124   $            $       14   $    1,110
Mortgage-backed Securities:
  Direct Govt. Agency Issues .....       23,782          212          141       23,853
State and Political
  Subdivisions ...................          610            1                       611
                                     ----------   ----------   ----------   ----------

  Total ..........................   $   25,516   $      213   $      155   $   25,574
                                     ==========   ==========   ==========   ==========

                                                     AVAILABLE FOR SALE
                                     -------------------------------------------------
                                                    Gross        Gross       Estimated
        December 31,                 Amortized    Unrealized   Unrealized     Market
          1995                         Cost         Gains        Losses       Value
          ----                       ----------   ----------   ----------   ----------

U.S. Treasury ....................   $    7,029   $       41   $        6   $    7,064
U.S. Government Agencies .........       25,410           77           23       25,464
Mortgage-backed Securities:
  Direct Govt. Agency Issues .....       61,280          726           18       61,988
  Other Private Issues ...........        3,326          109                     3,435
State and Political
  Subdivisions ...................       39,482          834           25       40,291
Other Stocks and Bonds ...........        3,575            2                     3,577
                                     ----------   ----------   ----------   ----------

  Total ..........................   $  140,102   $    1,789   $       72   $  141,819
                                     ==========   ==========   ==========   ==========

                                                    HELD TO MATURITY
                                     -------------------------------------------------
                                                    Gross        Gross       Estimated
        December 31,                 Amortized    Unrealized   Unrealized     Market
          1995                         Cost         Gains        Losses       Value
          ----                       ----------   ----------   ----------   ----------
U.S. Government Agencies .........   $    1,665   $            $        9   $    1,656
Mortgage-backed Securities:
  Direct Govt. Agency Issues .....       32,675          499          136       33,038
  Other Private Issues ...........        1,309                        10        1,299
State and Political
  Subdivisions ...................          970            8                       978
                                     ----------   ----------   ----------   ----------

  Total ..........................   $   36,619   $      507   $      155   $   36,971
                                     ==========   ==========   ==========   ==========


  Interest income recognized on securities for the years presented (in thousands):

                                               Years Ended December 31,
                                           ---------------------------------
                                              1996        1995        1994
                                           ---------   ---------   ---------
U.S. Treasury ..........................   $     397   $     713   $     900
U.S. Government Agencies ...............         858       2,039       1,111
Mortgage-backed Securities .............       6,756       5,673       5,255
State and Political Subdivisions .......       2,000       1,581       1,467
Other Stocks and Bonds .................         238         131         191
                                           ---------   ---------   ---------

Total interest income on securities ....   $  10,249   $  10,137   $   8,924
                                           =========   =========   =========

In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1996.

Of the $132,000 in net securities gains from the AFS portfolio in 1996, there were $199,000 in realized gains and $67,000 in realized losses. Of the $221,000 in net securities gains from the AFS portfolio in 1995, there were $450,000 in realized gains and $229,000 in realized losses. The $25,000 in net securities gains from the AFS portfolio in 1994 were comprised of $164,000 in realized gains and $139,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 1996 are presented below. Mortgage-backed securities are presented in total by category.

                                                 Amortized   Aggregate
                                                   Cost      Fair Value
                                                ----------   ----------
                                                     (in thousands)
Held to maturity securities:
   Due in one year or less ..................   $    1,090   $    1,085
   Due after one year through five years ....          644          636
                                                ----------   ----------
                                                     1,734        1,721
Mortgage-backed securities ..................       23,782       23,853
                                                ----------   ----------
      Total .................................   $   25,516   $   25,574
                                                ==========   ==========

Available for sale securities:
   Due in one year or less ..................   $    9,520   $    9,529
   Due after one year through five years ....       23,440       23,761
   Due after five years through ten years ...        7,768        7,996
   Due after ten years ......................       16,508       17,025
                                                ----------   ----------
                                                    57,236       58,311
Mortgage-backed securities ..................       89,813       90,574
                                                ----------   ----------
      Total .................................   $  147,049   $  148,885
                                                ==========   ==========

Investment securities with book values of $17,474,000 and $20,042,000 were pledged as of December 31, 1996 and 1995, respectively, to secure public and trust deposits or for other purposes as required by law.

4.  LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated statement of condition are classified as follows (in thousands):

                                                     December 31, December 31,
                                                        1996         1995
                                                     ----------   ----------
Real Estate Loans:
   Construction ..................................   $    7,821   $    4,558
   1-4 family residential ........................       62,356       49,909
   Other .........................................       57,198       54,436
Commercial, financial and agricultural loans .....       51,514       44,436
Loans to individuals .............................       85,758       83,478
                                                     ----------   ----------
Total loans ......................................      264,647      236,817
   Less:  Unearned income ........................        6,480        8,039
          Reserve for loan losses ................        3,249        3,317
                                                     ----------   ----------
Net loans ........................................   $  254,918   $  225,461
                                                     ==========   ==========

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                 Years Ended December 31,
                                            -----------------------------------
                                               1996         1995         1994
                                            ---------    ---------    ---------
Balance at beginning of year ............   $   3,317    $   3,137    $   2,846
  Provision for loan losses .............         500         (300)         250
    Loans charged off ...................        (838)        (599)        (530)
    Recoveries of loans charged off .....         270        1,079          571
                                            ---------    ---------    ---------
      Net loan (losses) recoveries ......        (568)         480           41
                                            ---------    ---------    ---------
Balance at end of year ..................   $   3,249    $   3,317    $   3,137
                                            =========    =========    =========

Nonaccrual loans at December 31, 1996 and 1995 were $1,533,000 and $1,256,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 1996 and 1995 were $400,000 and $336,000, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):


                                                 Valuation   Carrying
                                       Total     Allowance     Value
                                     ---------   ---------   ---------
Real Estate Loans ................   $     646   $     128   $     518
Commercial Loans .................         774         199         575
Loans to Individuals .............         113          18          95
                                     ---------   ---------   ---------

Balance at December 31, 1996 .....   $   1,533   $     345   $   1,188
                                     =========   =========   =========

For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $1,468,000. During the year ended December 31, 1996, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $97,000, $78,000 and $260,000 for the years ended December 31, 1996, 1995 and
1994, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $216,000, $273,000 and $126,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.  BANK PREMISES AND EQUIPMENT

                                    December 31, December 31,
                                       1996        1995
                                     ---------   ---------
                                         (in thousands)
Bank premises ....................   $  14,681   $  12,912
Furniture and equipment ..........       8,542       7,492
                                     ---------   ---------
                                        23,223      20,404
Less accumulated depreciation ....       9,528       8,735
                                     ---------   ---------
            Total ................   $  13,695   $  11,669
                                     =========   =========


Depreciation expense was $1,025,000, $997,000 and $953,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned for the periods presented (in thousands):

                                         Years Ended December 31,
                                       1996        1995        1994
                                     ---------   ---------   ---------
Balance at beginning of year .....   $     946   $   1,291   $   2,594
    Provision for Losses .........                                  43
    Losses on sales ..............                              (1,442)
    Gains on sales ...............                                  96
    Other ........................                    (345)
                                     ---------   ---------   ---------
Balance at end of year ...........   $     946   $     946   $   1,291
                                     =========   =========   =========



As stated in Note 1, prior to January 1, 1995, the Company classified certain loans meeting the in-substance foreclosure criteria as OREO. Upon the adoption of FAS114, the Company reclassified in-substance foreclosed assets to loans. The "Other" category above reflects the effect of this reclassification.

For the years ended December 31, 1996, 1995 and 1994, income from OREO properties exceeded the provision and other expenses by $35,000, $34,000 and $32,000, respectively.

7.  DOMESTIC TIME DEPOSITS

                                                               December 31, December  31,
                                                                  1996         1995
                                                               ----------   ----------
                                                                    (in thousands)
Savings deposits ...........................................   $   15,213   $   14,806
Money Market demand deposits ...............................       51,872       52,408
Now demand deposits ........................................       61,085       58,819
Certificates and other time deposits
 of $100,000 or more .......................................       55,758       44,339
Certificates and other time
 deposits under $100,000 ...................................      143,121      133,230
                                                               ----------   ----------

            Total ..........................................   $  327,049   $  303,602
                                                               ==========   ==========

For the years ended December 31, 1996, 1995 and 1994, interest expense on time certificates of deposit of $100,000 or more aggregated $2,518,000, $2,083,000 and $1,675,000, respectively.

8.  SHORT TERM BORROWINGS (dollars in thousands)

                                                                   Years Ended  December 31,
                                                               ----------------------------------
                                                                 1996         1995          1994
                                                               ---------    ---------    --------
Federal funds purchased
  Balance at end of period .................................   $   4,800    $   4,600    $
  Average amount outstanding during the period (1) .........       1,367          611          959
  Maximum amount outstanding during the period .............      10,725        5,350        4,750
  Weighted average interest rate during the period (2) .....         5.1%         6.1%         3.4%
  Interest rate at end of period ...........................         6.9%         6.0%

Securities sold under agreements to repurchase
  Balance at end of period .................................   $            $            $
  Average amount outstanding during the period (1) .........         191                       395
  Maximum amount outstanding during the period .............       1,980                     6,083
  Weighted average interest rate during the period (2) .....        5.24%                      3.2%
  Interest rate at end of period

Treasury tax and loan funds
  Balance at end of period .................................   $   2,035    $   1,352    $   1,653
  Average amount outstanding during the period (1) .........       1,113        1,180        1,164
  Maximum amount outstanding during the period .............       2,731        2,907        2,475
  Weighted average interest rate during the period (2) .....         4.6%         4.8%         3.4%
  Interest rate at end of period ...........................         5.2%         5.2%         5.2%



(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average short-term debt outstanding.

9.  LONG TERM OBLIGATIONS (dollars in thousands)

                                                                    Years Ended December 31,
                                                              -----------------------------------
                                                                 1996         1995         1994
                                                              ---------    ---------    ---------
Federal Home Loan Bank - Advances
  Balance at end of period ................................   $   9,096    $  13,686    $   7,997
  Average amount outstanding during the period (1) ........      12,010        8,912        8,380
  Maximum amount outstanding during the period ............      13,686       13,766        8,850
  Weighted average interest rate during the period (2) ....         5.6%         5.1%         4.8%
  Interest rate at end of period ..........................         5.8%         5.5%         4.8%


(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average long-term debt outstanding.


FHLB advances by remaining maturity at December 31 are:

                                       Under        Due         Due         Over        1996
                                       1 Year    1-5 Years  6-10 Years    10 Years     Total
                                     ---------   ---------   ---------   ---------   ---------
Fixed rate .......................   $   1,449   $   4,415   $   2,359   $     873   $   9,096
                                     ---------   ---------   ---------   ---------   ---------
  Total Long-term Obligations ....   $   1,449   $   4,415   $   2,359   $     873   $   9,096
                                     =========   =========   =========   =========   =========

FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

10.  RETIREMENT AND OTHER BENEFIT PLANS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $2,660,000 over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $96,000, $97,000 and $99,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $760,000, $628,000 and $736,000 for the years ended December 31, 1996, 1995 and 1994, respectively. There was 1 retiree participating in the health insurance plan as of December 31, 1996 and 1995.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $75,000, $150,000 and $120,000, respectively. At December
31, 1996 and 1995, 90,109 and 84,783 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

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

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participants date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 57,135 shares of Southside Bancshares, Inc. stock purchased at fair market value as of December 31, 1996 and 1995. The number of shares have been adjusted as a result of stock dividends.

                                                                    December 31,  December  31,
                                                                      1996          1995
                                                                    ----------    ----------
                                                                          (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
  of ($6,944) and ($5,850) respectively .........................   $    7,758    $    6,642
                                                                    ==========    ==========

Projected benefit obligation for service rendered to date .......   $  (10,086)   $   (9,644)
Plan assets at fair value, primarily stocks, bonds and CD's .....        9,049         7,570
                                                                    ----------    ----------

Plan assets over (under) projected benefit obligation ...........       (1,037)       (2,074)
Unrecognized net loss ...........................................          829         1,878
Unrecognized net asset being amortized over 16.55 years .........         (324)         (370)
                                                                    ----------    ----------

  Net pension liability included in other liabilities ...........   $     (532)   $     (566)
                                                                    ==========    ==========


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.75% and 4.50% and 7.25% and 4.50% for December 31, 1996 and 1995, respectively. The assumed long-term rate of return on plan assets was 9.0% for December 31, 1996 and 1995.

Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components (in thousands):

                                                                Years Ended December 31,
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Service cost - benefits earned during the period .....   $      547    $      436    $      433
Interest cost on projected benefit obligation ........          691           623           531
Actual return on plan assets .........................         (992)       (1,212)          149
Net amortization and deferral ........................          326           652          (726)
                                                         ----------    ----------    ----------
Net periodic pension cost ............................   $      572    $      499    $      387
                                                         ==========    ==========    ==========


The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws. The accumulated benefit obligation for this plan was $584,000 and $490,000 as of December 31, 1996 and 1995, respectively. The expense for this plan for the years ended December 31, 1996, 1995 and 1994 was $52,000, $59,000 and $62,000, respectively.

11.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $.40 per share, $.35 per share and $.25 per share for the years ended December 31, 1996, 1995 and 1994, respectively. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year. Retained earnings not available for the payment of dividends at December 31, 1996 was $9,628,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the corporation has achieved a sound capital position. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is a ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulations that, if undertaken, could have a direct material effect on the Bank's financial statements. At December 31, 1996, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

The Federal Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institution's that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

The table below summarizes key equity ratios for the Company for the years ended December 31, 1996, 1995 and 1994.

                                                                    Years Ended December 31,
                                                                    -------------------------
                                                                    1996      1995      1994
                                                                    -----     -----     -----
Percentage of Net Income to:
  Average Total Assets .........................................      .92%     1.07%      .86%
  Average Shareholders' Equity .................................    12.20%    15.01%    12.96%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share .........................    31.01%    23.81%    21.01%
Percentage of Average Shareholders'
  Equity to Average Total Assets ...............................     7.55%     7.16%     6.63%
Leverage - Tier 1 capital to Adjusted Average Total Assets .....     7.63%     7.52%     7.02%
Total Risk-based Capital .......................................    13.74%    13.63%    13.26%
Tier 1 Capital .................................................    12.59%    12.43%    12.07%


Stock Based Compensation Plans

In April 1993, the company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. Had the compensation cost for the Plan been determined consistent with SFAS 123, the effect on the Company's net income and net income per common share for 1995 and 1996 would not have been material.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary.

Incentive Stock Options

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. The Company granted incentive stock options in 1993, 1995, and in 1996. The stock options granted in 1993, 1995 and 1996 have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1993, 1995, and 1996.

A summary of the status of the Company's stock options as of December 31, 1995 and December 31, 1996 and the changes during the year ended on those dates is presented below (For presentation purposes, all options are adjusted for all stock dividends declared through December 31, 1996):

----------------------------------------------------------------------------------------------------------------------------------
                                               INCENTIVE STOCK OPTIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                              1996                                     1995
----------------------------------------------------------------------------------------------------------------------------------
                                                 # SHARES OF           WEIGHTED            # SHARES OF            WEIGHTED
                                                 UNDERLYING             AVERAGE             UNDERLYING             AVERAGE
                                                   OPTIONS          EXERCISE PRICES          OPTIONS           EXERCISE PRICES
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of the year               151,393               $8.33                89,653                $6.58
----------------------------------------------------------------------------------------------------------------------------------
Granted                                            73,500               $14.29                61,740               $10.88
----------------------------------------------------------------------------------------------------------------------------------
Exercised                                          14,083                $6.58                  0                    N/A
----------------------------------------------------------------------------------------------------------------------------------
Forfeited                                            704                 $6.58                  0                    N/A
----------------------------------------------------------------------------------------------------------------------------------
Expired                                               0                   N/A                   0                    N/A
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                         210,106              $10.54               151,393                $8.33
----------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                         51,353                $7.61                35,861                $6.58
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average FV of options                      $2.65                  -                  $2.14                   -
granted during the year
----------------------------------------------------------------------------------------------------------------------------------

The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1995 and 1996, respectively:
dividend yield of 2.1% and 1.7%, risk-free interest rates of 5.99% and 5.41% and expected lives of 6 years. In determining the "minimum value" SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the company was not publicly-traded when the options were granted.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                    Options Outstanding                              Options Exercisable
                            ------------------------------------------------      -----------------------------
                              NUMBER        WEIGHTED AVG.                           NUMBER
         RANGE OF           OUTSTANDING       REMAINING        WEIGHTED AVG       EXERCISABLE     WEIGHTED AVG.
      EXERCISE PRICES       AT 12/31/96      CONTR. LIFE      EXERCISE PRICE      AT 12/31/96    EXERCISE PRICE

     $  6.58 to $11.00        136,606           7.32              $ 8.33            57,268            $7.51
     $ 11.01 to $14.29         73,500           9.01              $14.29                 0            $   0
     -----------------       --------           ----              ------           -------            ------
     $  6.58 to $14.29        210,106           7.91              $10.54            57,268            $7.51

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under the Plan.

12.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 1996, 19,557 shares were sold under this plan at an average price of $15.74 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at it's discretion, modify or discontinue the plan. During 1996, 27,648 shares of treasury stock were purchased under this plan at a cost of $425,000.

Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

13.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements consist of the following (in thousands):

                                                                   Years Ended December 31,
                                                            -------------------------------------
                                                              1996          1995         1994
                                                            ----------    ----------   ----------
Current tax provision ...................................   $    1,648    $    1,429   $      899
Deferred tax provision (benefit) ........................         (211)          284          303
                                                            ----------    ----------   ----------
Provision for tax expense charged to operations .........        1,437         1,713        1,202
Shareholders' Equity - Unrealized gains (losses) on
    securities available for sale .......................          159         1,212       (1,281)
                                                            ----------    ----------   ----------
Comprehensive provision (benefit) for income tax ........   $    1,596    $    2,925   $      (79)
                                                            ==========    ==========   ==========

Deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):

                                            Years Ended December 31,
                                           --------------------------
                                            1996      1995      1994
                                           ------    ------    ------
Provision for loan losses ..............   $ (170)   $  102    $  (85)
Provision for OREO losses ..............                117       443
Depreciation ...........................       57        31        (9)
Retirement and other benefit plans .....     (123)      (41)      (78)
FHLB Stock dividends ...................       37        37        31
Loan origination costs .................        2        25        15
Other ..................................      (14)       13       (14)
                                           ------    ------    ------

Deferred tax provision (benefit) .......   $ (211)   $  284    $  303
                                           ======    ======    ======


The Company has a $267,000 capital loss carryforward remaining for tax purposes at December 31, 1996. If unused, $77,000 of this carryforward will expire on January 1, 1997 and the remaining $190,000 will expire on January 1, 1998.

The components of the net deferred tax asset as of December 31, 1996 are summarized below (in thousands):

                                                           Assets  Liabilities
                                                          --------   --------
Allowance for Losses on OREO ..........................   $    401   $
Reserve for Loan Losses ...............................        415
Retirement and Other Benefit Plans ....................        576
Unrealized gains on securities available for sale .....                  (496)
Loan Origination Costs ................................                  (143)
Premises and Equipment ................................                  (183)
FHLB Stock Dividends ..................................                  (105)
Other .................................................                    (1)
                                                          --------   --------
   Gross deferred tax assets (liabilities) ............      1,392       (928)
                                                          --------   --------

      Net deferred tax asset ..........................   $    464
                                                          ========

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                         Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                           1996                   1995                   1994
                                                     ------------------     ------------------     ------------------
                                                                Percent                Percent                Percent
                                                                  of                     of                     of
                                                                Pre-Tax                Pre-Tax                Pre-Tax
                                                     Amount     Income      Amount     Income      Amount     Income
                                                     -------    -------     -------    -------     -------    -------
Calculated Tax Expense ...........................   $ 1,918       34.0%    $ 2,123      34.0%     $ 1,605       34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest ..............................      (650)     (11.5%)      (518)      (8.3%)      (492)     (10.4%)

Other Net ........................................       169        3.0%        108        1.7%         89        1.8%
                                                     -------    -------     -------    -------     -------    -------

Provision for Tax Expense Charged to
   Operations ....................................     1,437       25.5%      1,713       27.4%      1,202       25.4%

Shareholders' Equity - Unrealized gains
   (losses) on securities available for sale .....       159        2.8%      1,212       19.4%     (1,281)     (27.1%)
                                                     -------    -------     -------    -------     -------    -------

Comprehensive Provision (benefit) for
   Income Tax ....................................   $ 1,596       28.3%    $ 2,925       46.8%    $   (79)      (1.7%)
                                                     =======    =======     =======    =======     =======    =======

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

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company had outstanding unused commitments to extend credit of $27,172,000 and $27,203,000 at December 31, 1996 and 1995, respectively. The Company had outstanding standby letters of credit of $202,000 and $1,124,000 at December 31, 1996 and 1995, respectively.

In the normal course of business the Company buys and sells securities. At December 31, 1996 and 1995, the Company had commitments to purchase $322,000 and $3,616,000 in securities, respectively.

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

17.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 1996 and 1995 were (in thousands):

                                     Year Ended    Year Ended
                                     December 31,  December 31,
                                        1996          1995
                                     ----------    ----------
Beginning Balance of Loans .......   $    7,127    $    8,417
  Additional Loans ...............        2,331         2,224
  Payments .......................       (2,459)       (3,514)
                                     ----------    ----------

Ending Balance of Loans ..........   $    6,999    $    7,127
                                     ==========    ==========

Other indebtedness of officers and employees as of December 31, 1996 and 1995 was $2,901,000 and $2,786,000, respectively.

The Company incurred legal costs of $141,000, $152,000 and $146,000 during the years ended December 31, 1996, 1995 and 1994, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $57,000, $75,000 and $78,000 in insurance premiums during the years ended December 31, 1996, 1995 and 1994, respectively, to companies of which two outside directors are officers. The Company paid approximately $106,000, $49,000 and $7,000 in architectural fees during the years ended December 31, 1996, 1995, and 1994, respectively, to a company of which an outside director is an officer.

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

                                                  At December 31, 1996     At December 31, 1995
                                                -----------------------   -----------------------
                                                 Carrying                  Carrying
                                                  Amount      Fair Value    Amount      Fair Value
                                                ----------   ----------   ----------   ----------
Financial assets:
   Cash and due from banks ..................   $   31,653   $   31,653   $   26,321   $   26,321
Investment securities:
     Available for sale .....................       56,091       56,091       74,284       74,284
     Held to maturity .......................        1,734        1,720        2,635        2,634
Mortgage-backed and related securities:
     Available for sale .....................       90,574       90,574       65,423       65,423
     Held to maturity .......................       23,782       23,853       33,984       34,337
Marketable equity securities:
     Available for sale .....................        2,220        2,220        2,112        2,112
Loans, net ..................................      254,918      259,648      225,461      231,818
Interest receivable .........................        3,300        3,300        3,095        3,095

Nonfinancial assets:
   Other real estate owned ..................          273          273          273          273
   Premises and equipment ...................       13,695       13,695       11,669       11,669
   Other assets .............................        4,454        4,454        3,416        3,416
                                                ----------   ----------   ----------   ----------

Total Assets ................................   $  482,694   $  487,481   $  448,673   $  455,382
                                                ==========   ==========   ==========   ==========

Financial liabilities:
   Retail deposits ..........................   $  425,950   $  426,570   $  388,308   $  389,908
   Federal funds purchased ..................        4,800        4,800        4,600        4,600
   Notes payable - FHLB Dallas ..............        9,096        8,572       13,686       13,024

Nonfinancial liabilities:
   Other liabilities ........................        6,244        6,244        8,727        8,727
                                                ----------   ----------   ----------   ----------

Total liabilities ...........................   $  446,090   $  446,186   $  415,321   $  416,259
                                                ==========   ==========   ==========   ==========


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

19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

                                                              December 31, December  31,
                                                              -----------  ------------
                         ASSETS                                 1996           1995
                                                              ----------    ----------
Cash and due from banks ...................................   $      347    $      267
Investment in Southside Bank at equity in
  underlying net assets ...................................       36,292        33,116
Investment in service subsidiary at equity in
  underlying net assets ...................................           15            15
Other assets ..............................................            2             9
                                                              ----------    ----------

        TOTAL ASSETS ......................................   $   36,656    $   33,407
                                                              ==========    ==========

                         LIABILITIES

Other liabilities .........................................   $       52    $       55
                                                              ----------    ----------

        TOTAL LIABILITIES .................................           52            55
                                                              ----------    ----------

                         SHAREHOLDERS' EQUITY

Common Stock ($2.50 par, 6,000,000 shares authorized:
  3,316,127 and 3,141,393 and  shares issued) .............        8,290         7,853
Paid-in Capital ...........................................       18,501        16,209
Retained earnings .........................................        9,628         9,123
Treasury Stock (62,986 and 49,421 shares) .................         (777)         (486)
Net unrealized gains on securities available for sale .....          962           653
                                                              ----------    ----------

        TOTAL SHAREHOLDERS' EQUITY ........................       36,604        33,352
                                                              ----------    ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $   36,656    $   33,407
                                                              ==========    ==========

CONDENSED STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                         ------------------------------
                                                          1996        1995       1994
                                                         --------   --------   --------
INCOME

Dividends from subsidiary ............................   $  1,458   $  1,197   $    975
                                                         --------   --------   --------

     TOTAL INCOME ....................................      1,458      1,197        975
                                                         --------   --------   --------

EXPENSE

Salaries and employee benefits .......................         75        150        120
Taxes other than income ..............................         40         39         38
Other ................................................         43         84         60
                                                         --------   --------   --------

     TOTAL EXPENSE ...................................        158        273        218
                                                         --------   --------   --------

Income before federal income tax expense .............      1,300        924        757
Benefit for federal income tax expense ...............         53         93         74
                                                         --------   --------   --------
Income before equity in undistributed
   earnings of subsidiaries ..........................      1,353      1,017        831
Equity in undistributed earnings of subsidiaries .....      2,852      3,515      2,688
                                                         --------   --------   --------

     NET INCOME ......................................   $  4,205   $  4,532   $  3,519
                                                         ========   ========   ========



CONDENSED STATEMENTS OF CASH FLOW

                                                                 Years Ended December 31,
                                                             -----------------------------------
                                                               1996         1995         1994
                                                             ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net Income .............................................   $   4,205    $   4,532    $   3,519
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries .....      (2,852)      (3,515)      (2,688)
    (Increase) decrease in taxes receivable ..............           7           (2)           5
    Increase (decrease) in other liabilities .............          (3)          49           (2)
                                                             ---------    ---------    ---------
         Net cash provided by operating activities .......       1,357        1,064          834

INVESTING ACTIVITIES:
  Investments in subsidiaries ............................
                                                             ---------    ---------    ---------
         Net cash used in investing activities

FINANCING ACTIVITIES:
  Dividends paid .........................................      (1,258)      (1,047)        (725)
  Purchase of treasury stock .............................        (327)        (267)        (219)
  Common Stock Issued ....................................         308          258          195
                                                             ---------    ---------    ---------
         Net cash used in financing activities ...........      (1,277)      (1,056)        (749)

  Net increase in cash and cash equivalents ..............          80            8           85
  Cash and cash equivalents at beginning of year .........         267          259          174
                                                             ---------    ---------    ---------

  Cash and cash equivalents at end of year ...............   $     347    $     267    $     259
                                                             =========    =========    =========

                     SOUTHSIDE BANCSHARES, INC.

                     Exhibit Index for the Year
                      Ended December 31, 1996


Exhibit
Number                           Description                                   Reference for Filing
-------                          -----------                                   --------------------
  3(a)(i)      Article of Incorporation as amended and in effect on            This exhibit is incorporated herein by reference
               December 31, 1992, of SoBank, Inc. (now named                   to the December 31, 1992 Form 10K.
               Southside Bancshares, Inc.).

   3(a)(ii)    Articles of Amendment effective May 9, 1994 to Articles of      This exhibit is incorporated herein by reference
               Incorporation of SoBank, Inc. (now named Southside              to the December 31, 1994 Form 10K.
               Bancshares, Inc.).

   3(b)        Bylaws as amended and in effect on March 23, 1995 of            This exhibit is incorporated herein by reference
               Southside Bancshares, Inc.                                      to the December 31, 1994 Form 10K.

  10(a)(i)     Deferred Compensation Plan for B. G.  Hartley effective         This exhibit is incorporated herein by reference
               effective February13, 1984, as amended June 28, 1990 and        to the December 31, 1994 Form 10K.
               December 15, 1994.

  10(a)(ii)    Deferred Compensation Plan for Robbie N. Edmonson               This exhibit is incorporated herein by reference
               effective February 13, 1984, as amended June 28,                to the December 31, 1995 Form 10K.
               1990 and March 16, 1995.

  10(b)        Officers Long Term Disability Income Plan effective June        This exhibit is incorporated herein by reference
               25, 1990.                                                       to the June 30, 1990 Form 10K.

  10(c)        Retirement Plan Restoration Plan for the subsidiaries of        This exhibit is incorporated herein by reference
               SoBank, Inc. (now named Southside Bancshares, Inc.).            to the December 31, 1992 Form 10K.

  10(d)        Incentive Stock Option Plan effective April 1, 1993 of          This exhibit is incorporated herein by reference
               SoBank, Inc. (now named Southside Bancshares, Inc.).            to the December 31, 1994 Form 10K.

  10(e)        Form of Deferred Compensation Agreements dated June             This exhibit is incorporated herein by reference
               30, 1994 with each of Sam Dawson, Lee Gibson, Titus             to the December 31, 1995 Form 10K.
               Jones, Jeryl Story and Andy Wall as amended November
               13, 1995.

  22           Subsidiaries of the Registrant.                                 This exhibit is incorporated herein by reference
                                                                               to the December 31, 1994 Form 10K.

  27           Financial Data Schedule for the year ended                      Filed herewith.
               December 31, 1996.