Form 10-Q
period 1997-03-31
SOUTHSIDE BANCSHARES INC
filed 1997-05-13
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to
                                                          ------    -------

                         Commission file number 0-12247
                                                -------

                           SOUTHSIDE BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                       75-1848732
  -------------------------------                -----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    1201 S. Beckham, Tyler, Texas                           75701
  -------------------------------                -----------------------------
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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,320,654 shares of Common Stock, par value $2.50, outstanding at April 21, 1997.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                                                          March 31,    December 31,
                                                                            1997          1996
                                                                       ------------    ------------
                                    ASSETS
Cash and due from banks ............................................   $     25,893    $     31,653
Investment securities:
   Available for sale ..............................................         69,402          56,091
   Held to maturity ................................................          1,063           1,734
                                                                       ------------    ------------
     Total Investment securities ...................................         70,465          57,825
Mortgage-backed and related securities:
   Available for sale ..............................................         93,666          90,574
   Held to maturity ................................................         21,059          23,782
                                                                       ------------    ------------
     Total Mortgage-backed securities ..............................        114,725         114,356
Marketable equity securities:
   Available for sale ..............................................          2,248           2,220
Loans:
   Loans, net of unearned discount .................................        262,439         258,167
   Less:  Reserve for loan losses ..................................         (3,312)         (3,249)
                                                                       ------------    ------------
     Net Loans .....................................................        259,127         254,918
Premises and equipment, net ........................................         13,673          13,695
Other real estate owned, net .......................................            273             273
Interest receivable ................................................          3,119           3,300
Deferred tax asset .................................................            906             464
Other assets .......................................................          4,966           3,990
                                                                       ------------    ------------

     TOTAL ASSETS ..................................................   $    495,395    $    482,694
                                                                       ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing .............................................   $     94,878    $     98,901
   Interest bearing ................................................        334,490         327,049
                                                                       ------------    ------------
     Total Deposits ................................................        429,368         425,950
Short-term obligations:
   Securities sold under agreement to repurchase ...................          8,976
   Federal funds purchased .........................................          3,250           4,800
Long-term obligations:
   Note payable - FHLB Dallas ......................................          8,721           9,096
Other liabilities ..................................................          8,728           6,244
                                                                       ------------    ------------
     TOTAL LIABILITIES .............................................        459,043         446,090
                                                                       ------------    ------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,320,654 and 3,316,127 shares issued and outstanding) ........          8,301           8,290
   Paid-in capital .................................................         18,604          18,501
   Retained earnings ...............................................         10,381           9,628
   Treasury stock (80,757 and 62,986 shares at cost) ...............         (1,164)           (777)
   Net unrealized gains on securities available for sale ...........            230             962
                                                                       ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY ...................................         36,352          36,604
                                                                       ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $    495,395    $    482,694
                                                                       ============    ============


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                1997     1996
                                                               ------   ------
Interest income
   Loans ...................................................   $5,543   $5,111
   Investment securities ...................................      868      944
   Mortgage-backed and related securities ..................    1,812    1,564
   Other interest earning assets ...........................       44       71
                                                               ------   ------
       Total interest income ...............................    8,267    7,690

Interest expense
   Time and savings deposits ...............................    3,480    3,256
   Short-term obligations ..................................      124       42
   Long-term obligations ...................................      127      185
                                                               ------   ------
       Total interest expense ..............................    3,731    3,483
                                                               ------   ------

Net interest income ........................................    4,536    4,207
Provision for loan losses ..................................      175       75
                                                               ------   ------

Net interest income after provision for loan losses ........    4,361    4,132
                                                               ------   ------
Noninterest income
   Deposit services ........................................      764      669
   Gains on securities available for sale ..................      112      126
   Other ...................................................      315      274
                                                               ------   ------
       Total noninterest income ............................    1,191    1,069
                                                               ------   ------

Noninterest expenses
   Salaries and employee benefits ..........................    2,541    2,357
   Net occupancy expenses ..................................      491      412
   Equipment expense .......................................      100       75
   Advertising, travel & entertainment .....................      229      226
   Supplies ................................................      101      105
   FDIC insurance ..........................................       12        1
   Postage .................................................       76       69
   Other ...................................................      527      543
                                                               ------   ------
       Total noninterest expense ...........................    4,077    3,788
                                                               ------   ------

Income before federal tax expense ..........................    1,475    1,413
Provision for tax expense ..................................      371      364
                                                               ------   ------

Net Income .................................................   $1,104   $1,049
                                                               ======   ======
Earnings Per Share
Net Income .................................................   $  .34   $  .32
                                                               ======   ======


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
OPERATING ACTIVITIES:
 Net income ....................................................................   $  1,104    $  1,049
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization ................................................        608         503
  Accretion of discount and loan fee ...........................................       (237)       (202)
  Provision for loan losses ....................................................        175          75
  Decrease in interest receivable ..............................................        181         425
  (Increase) in other receivables and prepaids .................................       (976)       (476)
  (Increase) in deferred tax asset .............................................        (65)        (38)
  Increase (decrease) in interest payable ......................................         47         (15)
  (Gain) on sale of securities available for sale ..............................       (112)       (126)
  (Gain) on sale of assets .....................................................                     (5)
  Increase (decrease) in other payables ........................................      2,437      (2,939)
                                                                                   --------    --------
    Net cash provided by (used in) operating activities ........................      3,162      (1,749)

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............      5,597       3,451
 Proceeds from sales of mortgage-backed securities available for sale ..........      7,476      16,004
 Proceeds from maturities of investment securities available for sale ..........      2,782      19,602
 Proceeds from maturities of mortgage-backed securities available for sale .....      7,233       2,647
 Proceeds from maturities of investment securities held to maturity ............        677         474
 Proceeds from maturities of mortgage-backed securities held to maturity .......      2,757       2,518
 Purchases of investment securities available for sale .........................    (22,174)     (7,739)
 Purchases of mortgage-backed securities available for sale ....................    (18,437)    (27,366)
 Purchases of marketable equity securities available for sale ..................        (28)        (55)
 Net (increase) in federal funds sold ..........................................                 (3,675)
 Net (increase) in loans .......................................................     (4,623)     (6,266)
 Purchases of premises and equipment ...........................................       (267)       (179)
 Proceeds from sales of premises and equipment .................................                     24
 Proceeds from sales of repossessed assets .....................................        240         337
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................    (18,767)       (223)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                            1997        1996
                                                                          --------    --------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ..........................   $    132    $  1,209
 Net increase in certificates of deposit ..............................      3,286       6,172
 Proceeds from the issuance of common stock ...........................         79          73
 Net (decrease) in federal funds purchased ............................     (1,550)     (3,700)
 Net increase in securities sold under agreement to repurchase ........      8,976
 Sale of treasury stock ...............................................         90
 Purchase of treasury stock ...........................................       (477)       (121)
 Loss on sale of treasury stock .......................................        (28)
 FAS 109 - incentive stock options ....................................         35
 Dividends paid .......................................................       (323)       (309)
 Net (decrease) in notes payable ......................................       (375)       (411)
                                                                          --------    --------
      Net cash provided by financing activities .......................      9,845       2,913
                                                                          --------    --------

Net (decrease) increase in cash and cash equivalents ..................     (5,760)        941
Cash and cash equivalents at beginning of period ......................     31,653      26,321
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $ 25,893    $ 27,262
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ........................................................   $  3,778    $  3,498
 Income taxes paid ....................................................   $     75    $     80

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and repossessed assets through foreclosure .......   $    239    $    411



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                           Net
                                                                                        Unrealized     Total
                                            Common    Paid in    Retained    Treasury      Gain     Shareholders'
                                            Stock     Capital    Earnings     Stock      (Losses)      Equity
                                           --------   --------   --------    --------   ----------- -------------
Balance at December 31, 1995 ...........   $  7,853   $ 16,209   $  9,123    $   (486)   $    653    $ 33,352
Net Income .............................                            1,049                               1,049
Cash dividend ($.10 per share) .........                             (309)                               (309)
Common stock issued (4,881 shares) .....         12         61                                             73
Purchase of 8,027 shares of
 Treasury stock ........................                                         (121)                   (121)
Net unrealized losses on securities
 available for sale (net of tax) .......                                                     (631)       (631)
                                           --------   --------   --------    --------    --------    --------
Balance at March 31, 1996 ..............   $  7,865   $ 16,270   $  9,863    $   (607)   $     22    $ 33,413
                                           ========   ========   ========    ========    ========    ========

Balance at December 31, 1996 ...........   $  8,290   $ 18,501   $  9,628    $   (777)   $    962    $ 36,604
Net Income .............................                            1,104                               1,104
Cash dividend ($.10 per share) .........                             (323)                               (323)
Common stock issued (4,527 shares) .....         11         68                                             79
Purchase of 27,271 shares of
 Treasury stock ........................                                         (477)                   (477)
Sale of 9,500 shares of
 Treasury stock ........................                              (28)         90                      62
Net unrealized losses on securities
 available for sale (net of tax) .......                                                     (732)       (732)
FAS 109 - Incentive Stock Options ......                    35                                             35
                                           --------   --------   --------    --------    --------    --------
Balance at March 31, 1997 ..............   $  8,301   $ 18,604   $ 10,381    $ (1,164)   $    230    $ 36,352
                                           ========   ========   ========    ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flow for the three month periods ended March 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


2. Earnings Per Share

All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of March 31, 1997 and 1996, the number of shares used to calculate earnings per share was 3,271,178 and 3,264,854, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). This statement, which the Company will be required to adopt in 1997, supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share
(EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. As of March 31, 1997, the adoption of FAS 128 did not have an impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter ended March 31, 1997 compared to March 31, 1996.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 1997 compared to the same period in 1996. Net income for the quarter ended March 31, 1997 was $1,104,000 as compared to $1,049,000 for the same period in 1996.

Net Interest Income

Net interest income for the quarter ended March 31, 1997 was $4,536,000, an increase of $329,000 or 7.8% when compared to the same period in 1996. Average interest earning assets increased $31,323,000 or 7.7%, while the net interest spread remained unchanged at 3.5% at March 31, 1996 and March 31, 1997.

During the three months ended March 31, 1997, Average Loans, funded primarily by the growth in average deposits, average fed funds purchased and average securities sold under agreements to repurchase increased $25,236,000 or 10.8%, compared to the same period in 1996. The average yield on loans decreased from 8.8% at March 31, 1996 to 8.7% at March 31, 1997.

Average Securities increased $7,888,000 or 4.7% for the three months ended March 31, 1997 when compared to the same period in 1996. The overall yield on Average Securities increased to 6.7% during the three months ended March 31, 1997, from 6.5% during the same period in 1996.

Interest income from federal funds and other interest earning assets decreased $27,000 or 38.0% for the three months ended March 31, 1997 when compared to 1996 as a result of the average balance decrease of 36.8%. The average yield remained the same at 5.8% in 1997 and 1996.

Total interest expense increased $248,000 or 7.1% to $3,731,000 during the three months ended March 31, 1997 as compared to $3,483,000 during the same period in 1996. The increase was attributable to an increase in Average Interest Bearing Liabilities of $23,697,000 or 7.3% and a slight increase in the average yield on interest bearing liabilities from 4.3% in 1996 to 4.4% in 1997.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

      SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES


                                 AVERAGE                YIELD OR    AVERAGE                 YIELD OR
                                 VOLUME    INTEREST     RATE PAID    VOLUME    INTEREST     RATE PAID
                               ----------------------------------------------------------------------
                                                       (Dollars in thousands)
                               Three Months Ended March 31, 1997    Three Months Ended March 31, 1996
                               ---------------------------------    ---------------------------------
INTEREST EARNING
ASSETS:
 Loans                           $258,103   $  5,543        8.7%   $232,867   $  5,111        8.8%
 Investment Securities (1)         63,240      1,088        7.0%     70,167      1,167        6.7%
 Mortgage-backed
  Securities                      112,840      1,812        6.5%     98,025      1,564        6.4%
 Other Interest Earning
   Assets                           3,097         44        5.8%      4,898         71        5.8%
                                 --------   --------               --------   --------

TOTAL INTEREST
   EARNING ASSETS                $437,280   $  8,487        7.9%   $405,957   $  7,913        7.8%
                                 ========   ========               ========   ========

INTEREST BEARING
   LIABILITIES:
 Deposits                        $328,390   $  3,480        4.3%   $306,972   $  3,256        4.3%
 Fed Funds Purchased
  and Other Interest Bearing
  Liabilities                      10,255        124        4.9%      3,415         42        4.9%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas         8,852        127        5.8%     13,413        185        5.5%
                                 --------   --------               --------   --------

TOTAL INTEREST
BEARING LIABILITIES              $347,497   $  3,731        4.4%   $323,800   $  3,483        4.3%
                                 ========   ========        ---    ========   ========        ---

NET INTEREST SPREAD                                         3.5%                              3.5%
                                                            ===                               ===

(1) Interest income includes taxable-equivalent adjustments of $220 and $223 as of March 31, 1997 and 1996, respectively.

Noninterest Income

Noninterest income was $1,191,000 for the quarter ended March 31, 1997 compared to $1,069,000 for the same period in 1996. A $95,000 increase in deposit services income accounted for most of the change. Deposit services income increased as a direct result of the increase in average deposits and overdraft and return check fee income from March 31, 1996 to March 31, 1997. Other noninterest income increased $41,000 for the quarter ended March 31, 1997 primarily as a result of increases in mortgage servicing release fees received. Gains on sales of securities decreased $14,000 for the three months ended March 31, 1997 compared to the same period in 1996. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at March 31, 1997 was $187,415,000 with a net unrealized gain on that date of $642,000. The net unrealized gain is comprised of $1,330,000 in unrealized gains and $688,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $4,077,000 for the quarter ended March 31, 1997, compared to $3,788,000 for the same period of 1996, representing an increase of $289,000 for the period.

Salaries and employee benefits increased $184,000 or 7.8% during the three months ended March 31, 1997 when compared to the same period in 1996. Increased direct salary expense including payroll taxes of $233,000 was offset by lower retirement and health insurance expense for the three months ended March 31, 1997 when compared to the same period in 1996.

FDIC insurance increased $11,000 for the quarter ended March 31, 1997 compared to the same period of 1996. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund. During 1996, Congress passed legislation which increased FDIC insurance expense in 1997 to pay for a portion of the Savings and Loan bailout. This expense increased to $1.29 per hundred dollar of deposits.

Provision for Income Taxes

The provision for tax expense ratio for the three months ended March 31, 1997 was 25.2% compared to 25.8% for the three months ended March 31, 1996. The reduction is due to an increase in average tax free municipal securities when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at March 31, 1997, of $36,352,000 was down .7% or $252,000 from December 31, 1996, and represented 7.3% of total assets at March 31, 1997 compared to 7.6% of total assets at December 31, 1996. Increases to shareholders' equity during the three months ended March 31, 1997 were net income of $1,104,000, common stock (4,527 shares) issued through dividend reinvestment of $79,000 and an increase of $62,000 due to the sale of 9,500 shares of treasury stock. Decreases to shareholders' equity consisted of $732,000 in net unrealized losses on securities available for sale, $323,000 in dividends paid to shareholders and the purchase of 27,271 shares of treasury stock for $477,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the company has achieved a sound capital position. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 1997, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

The Federal Reserve Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.

As of March 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institutions' category.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At March 31, 1997, these investments were 19.0% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $25,236,000 or 10.8% from the three months ended March 31, 1996 to March 31, 1997. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the first quarter ended March 31, 1997, loan charge-offs were $175,000 and recoveries were $63,000, resulting in net charge-offs of $112,000 for the quarter ended March 31, 1997. For the three months ended March 31, 1996, net charge-offs were $134,000.

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

Total nonperforming assets at March 31, 1997 were $2,751,000, up $102,000 or 3.9% from $2,649,000 at March 31, 1996. From March 31, 1996 to March 31 ,1997,
loans 90 days past due or more increased $83,000 or 25.1% to $414,000. The majority of the 90 day past due loans are secured by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Restructured loans increased $24,000 or 6.3% to $405,000, other real estate remained the same at $273,000 and nonaccrual loans increased $48,000 or 3.6% to $1,398,000. Repossessed assets decreased $53,000 or 16.9% to $261,000.

Expansion

During 1996, the Company completed construction on a new seven lane motor bank facility at the North Tyler branch. In addition, the Company opened three full service grocery store branches during the second half of 1996. The branch locations are inside of the Super One Food Store on Troup Highway in Tyler, the Brookshires Food Store in Tyler at Rice Road and South Broadway and the Brookshires Food Store in Lindale.

Remodeling and expansion of the main bank headquarters on South Beckham began during the second quarter of 1996 and should be completed during 1997.

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this "Item 2". Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulations and possible future litigation, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
               No.
               27    -  Financial Data Schedule for the three months
                        ended March 31, 1997.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SOUTHSIDE BANCSHARES, INC.
                                       (Registrant)





                                  BY: /s/ B.G. HARTLEY
                                          -------------------------------
                                          B.G. Hartley, Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


DATE:   5-09-97
     --------------


                                      /s/ LEE R. GIBSON
                                          -------------------------------
                                          Lee R. Gibson, Executive Vice
                                          President (Principal Financial
                                          and Accounting Officer)



DATE:   5-09-97
     --------------

                                 EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------
  27       Financial Data Schedule for the three months ended March 31, 1997.