Form 10-Q
period 1997-06-30
SOUTHSIDE BANCSHARES INC
filed 1997-08-12
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                               ------------------------------------------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        to
                                               ------     ------

                         Commission file number 0-12247
                                               ---------

                           SOUTHSIDE BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                         75-1848732
------------------------------------------    ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

    1201 S. Beckham, Tyler, Texas                             75701
------------------------------------------    ---------------------------------
(Address of principal executive offices)                    (Zip Code)

         (Registrant's telephone number, including area code) 903-531-7111



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,327,540 shares of Common Stock, par value $2.50, outstanding at July 21, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                  June 30,        December 31,
                                                                    1997              1996
                                                                ------------      ------------
                                    ASSETS

Cash and due from banks ...................................     $     36,428      $     31,653
Federal funds sold ........................................            3,100
Investment securities:
   Available for sale .....................................           57,532            56,091
   Held to maturity .......................................            1,040             1,734
                                                                ------------      ------------
     Total Investment securities ..........................           58,572            57,825
Mortgage-backed and related securities:
   Available for sale .....................................           94,030            90,574
   Held to maturity .......................................           18,228            23,782
                                                                ------------      ------------
     Total Mortgage-backed securities .....................          112,258           114,356
Marketable equity securities:
   Available for sale .....................................            2,275             2,220
Loans:
   Loans, net of unearned discount ........................          274,216           258,167
   Less:  Reserve for loan losses .........................           (3,377)           (3,249)
                                                                ------------      ------------
     Net Loans ............................................          270,839           254,918
Premises and equipment, net ...............................           13,999            13,695
Other real estate owned, net ..............................              462               273
Interest receivable .......................................            3,464             3,300
Deferred tax asset ........................................              734               464
Other assets ..............................................            5,601             3,990
                                                                ------------      ------------

     TOTAL ASSETS .........................................     $    507,732      $    482,694
                                                                ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ....................................     $     98,651      $     98,901
   Interest bearing .......................................          342,866           327,049
                                                                ------------      ------------
     Total Deposits .......................................          441,517           425,950
Short-term obligations:
   Securities sold under agreement to repurchase ..........            4,977
   Federal funds purchased ................................              250             4,800
Long-term obligations:
   Notes payable - FHLB Dallas ............................           17,355             9,096
Other liabilities .........................................            6,228             6,244
                                                                ------------      ------------
     TOTAL LIABILITIES ....................................          470,327           446,090
                                                                ------------      ------------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,327,540 and 3,316,127 shares issued and outstanding)            8,319             8,290
   Paid-in capital ........................................           18,716            18,501
   Retained earnings ......................................           11,018             9,628
   Treasury stock (93,017 and 62,986 shares at cost) ......           (1,399)             (777)
   Net unrealized gains on securities available for sale ..              751               962
                                                                ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY ..........................           37,405            36,604
                                                                ------------      ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $    507,732      $    482,694
                                                                ============      ============



    The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)


                                                           Quarter Ended June 30,   Six Months Ended June 30,
                                                           -----------------------   ------------------------
                                                              1997         1996         1997         1996
                                                           ----------   ----------   ----------   -----------
Interest income
   Loans ...............................................   $    5,816   $    5,220   $   11,359   $   10,331
   Investment securities ...............................          963          850        1,831        1,794
   Mortgage-backed and related securities ..............        1,879        1,702        3,691        3,266
   Other interest earning assets .......................           66           81          110          152
                                                           ----------   ----------   ----------   ----------
       Total interest income ...........................        8,724        7,853       16,991       15,543

Interest expense
   Time and savings deposits ...........................        3,624        3,348        7,104        6,604
   Short-term obligations ..............................          163           37          287           79
   Long-term obligations ...............................          182          179          309          364
                                                           ----------   ----------   ----------   ----------
       Total interest expense ..........................        3,969        3,564        7,700        7,047
                                                           ----------   ----------   ----------   ----------

Net interest income ....................................        4,755        4,289        9,291        8,496
Provision for loan losses ..............................          225          125          400          200
                                                           ----------   ----------   ----------   ----------

Net interest income after provision for loan losses ....        4,530        4,164        8,891        8,296
                                                           ----------   ----------   ----------   ----------
Noninterest income
   Deposit services ....................................          860          690        1,624        1,359
   Gains on securities available for sale ..............           40           11          152          137
   Other ...............................................          306          272          621          546
                                                           ----------   ----------   ----------   ----------
       Total noninterest income ........................        1,206          973        2,397        2,042
                                                           ----------   ----------   ----------   ----------

Noninterest expense
   Salaries and employee benefits ......................        2,541        2,344        5,082        4,701
   Net occupancy expense ...............................          506          416          997          828
   Equipment expense ...................................          101           71          201          146
   Advertising, travel & entertainment .................          256          197          485          423
   Supplies ............................................          103          114          204          219
   FDIC insurance ......................................           13                        25            1
   Postage .............................................           84           75          160          144
   Other ...............................................          628          542        1,155        1,085
                                                           ----------   ----------   ----------   ----------
       Total noninterest expense .......................        4,232        3,759        8,309        7,547
                                                           ----------   ----------   ----------   ----------

Income before federal tax expense ......................        1,504        1,378        2,979        2,791
Provision for tax expense ..............................          375          351          746          715
                                                           ----------   ----------   ----------   ----------

Net Income .............................................   $    1,129   $    1,027   $    2,233   $    2,076
                                                           ==========   ==========   ==========   ==========

Earnings Per Share
Net Income .............................................   $      .34   $      .32   $      .68   $      .64
                                                           ==========   ==========   ==========   ==========



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income ....................................................................   $    2,233    $    2,076
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization ................................................        1,228         1,067
  Accretion of discount and loan fees ..........................................         (499)         (409)
  Provision for loan losses ....................................................          400           200
  (Increase) in interest receivable ............................................         (164)          (39)
  (Increase) decrease in other receivables and prepaids ........................       (1,654)           88
  (Increase) in deferred tax asset .............................................         (118)         (113)
  Increase in interest payable .................................................          114            29
  (Gain) on sales of securities available for sale .............................         (152)         (137)
  (Gain) on sale of assets .....................................................          (12)           (6)
  (Decrease) in other payables .................................................         (130)       (1,097)
                                                                                   ----------    ----------
    Net cash provided by operating activities ..................................        1,246         1,659

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............       16,507        15,016
 Proceeds from sales of mortgage-backed securities available for sale ..........       18,898        18,991
 Proceeds from maturities of investment securities available for sale ..........       10,772        24,172
 Proceeds from maturities of mortgage-backed securities available for sale .....       15,593         7,863
 Proceeds from maturities of investment securities held to maturity ............          700           692
 Proceeds from maturities of mortgage-backed securities held to maturity .......        5,612         4,670
 Purchases of investment securities available for sale .........................      (28,613)      (25,900)
 Purchases of mortgage-backed securities available for sale ....................      (38,426)      (39,610)
 Purchases of marketable equity securities available for sale ..................          (55)          (55)
 Net (increase) in federal funds sold ..........................................       (3,100)
 Net (increase) in loans .......................................................      (16,984)      (18,060)
 Purchases of premises and equipment ...........................................         (899)       (1,693)
 Proceeds from sales of premises and equipment .................................           17            25
 Proceeds from sales of repossessed assets .....................................          518           611
                                                                                   ----------    ----------
    Net cash (used) in investing activities ....................................      (19,460)      (13,278)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                  1997          1996
                                                                               ----------    ----------
FINANCING ACTIVITIES:
 Net increase in demand and savings accounts ...............................   $    4,202    $    3,293
 Net increase in certificates of deposit ...................................       11,365        14,380
 Proceeds from the issuance of common stock ................................          201           189
 Net (decrease) in federal funds purchased .................................       (4,550)       (3,150)
 Net increase in securities sold under agreement to repurchase .............        4,977
 Purchase of treasury stock ................................................         (733)         (359)
 Proceeds from sale of treasury stock ......................................           77            81
 Net increase (decrease) in notes payable ..................................        8,259          (813)
 Dividends paid ............................................................         (809)         (772)
                                                                               ----------    ----------
      Net cash provided by financing activities ............................       22,989        12,849
                                                                               ----------    ----------

 Net increase in cash and cash equivalents .................................        4,775         1,230
 Cash and cash equivalents at beginning of period ..........................       31,653        26,321
                                                                               ----------    ----------
 Cash and cash equivalents at end of period ................................   $   36,428    $   27,551
                                                                               ==========    ==========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .............................................................   $    7,680    $    7,018
 Income taxes paid .........................................................   $      875    $      850


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ......   $      663    $      596



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                         Net
                                                                                                      Unrealized       Total
                                                Common        Paid in      Retained      Treasury       Gains       Shareholders'
                                                 Stock        Capital      Earnings       Stock        (Losses)        Equity
                                               ----------    ----------   ----------    ----------    ----------    ------------
Balance at December 31, 1995 ...............   $    7,853    $   16,209   $    9,123    $     (486)   $      653    $     33,352
Net Income .................................                                   2,076                                       2,076
Cash dividend ($.25 per share) .............                                    (772)                                       (772)
Common stock issued (12,375 shares) ........           31           158                                                      189
Purchase of 23,399 shares of
 Treasury stock ............................                                                  (359)                         (359)
Sale of 11,683 shares of
 Treasury stock ............................                                     (30)          111                            81
Net unrealized (losses) on securities
 available for sale (net of tax) ...........                                                              (1,227)         (1,227)
                                               ----------    ----------   ----------    ----------    ----------    ------------

Balance at June 30, 1996 ...................   $    7,884    $   16,367   $   10,397    $     (734)   $     (574)   $     33,340
                                               ==========    ==========   ==========    ==========    ==========    ============

Balance at December 31, 1996 ...............   $    8,290    $   18,501   $    9,628    $     (777)   $      962    $     36,604
Net Income .................................                                   2,233                                       2,233
Cash dividend ($.25 per share) .............                                    (809)                                       (809)
Common stock issued (11,413 shares) ........           29           172                                                      201
Purchase of 41,731 shares of
 Treasury stock ............................                                                  (733)                         (733)
Sale of 11,700 shares of
 Treasury stock ............................                                     (34)          111                            77
Net unrealized (losses) on securities
 available for sale (net of tax) ...........                                                                (211)           (211)
FAS109-Incentive Stock Options .............                         43                                                       43
                                               ----------    ----------   ----------    ----------    ----------    ------------

Balance at June 30, 1997 ...................   $    8,319    $   18,716   $   11,018    $   (1,399)   $      751    $     37,405
                                               ==========    ==========   ==========    ==========    ==========    ============



    The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of June 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flow for the six month periods ended June 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.


  2.  Earnings Per Share

  All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of June 30, 1997 and 1996, the number of shares used to calculate earnings per share was 3,280,747 and 3,268,973, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). This statement, which the Company is required to adopt in December 1997, supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. As of June 30, 1997, the adoption of FAS 128 did not have an impact on the Company.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
  130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
  (a) classification of items of other comprehensive income by their nature in a financial statements and (b) display of the accumulated balance of other comprehensive income separate from retained earning and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt FAS 130 for the quarter ended March 31, 1998.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and six months ended June 30, 1997 compared to June 30, 1996.

  The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

  The Company reported an increase in net income for the quarter and six months ended June 30, 1997 compared to the same periods in 1996. Net income for the quarter and six months ended June 30, 1997 was $1,129,000 and $2,233,000, as compared to $1,027,000 and $2,076,000 for the same periods in 1996.

  Net Interest Income

  Net interest income for the quarter and six months ended June 30, 1997 was $4,755,000 and $9,291,000, an increase of $466,000 and $795,000 or 10.9% and
  9.4%, respectively, when compared to the same periods in 1996. Average interest earning assets increased $33,815,000 or 8.2%, while the net interest spread remained unchanged at 3.5% at June 30, 1997.

  During the six months ended June 30, 1997, Average Loans, funded primarily by the growth in average deposits, increased $25,626,000 or 10.8%, compared to the same period in 1996. The average yield on loans decreased slightly from 8.8% at June 30, 1996 to 8.7% at June 30, 1997.

  Average Securities increased $9,726,000 or 5.8% for the six months ended June 30, 1997 when compared to the same period in 1996. The overall yield on Average Securities increased to 6.7% during the six months ended June 30, 1997, from 6.6% during the same period in 1996.

  Interest income from federal funds and other interest earning assets decreased $42,000 or 27.6% for the six months ended June 30, 1997 when compared to 1996 as a result of the average balance decrease of 27.7%. The average yield remained the same at 5.5% in 1996 and 1997.

  Total interest expense increased $653,000 or 9.3% to $7,700,000 during the six months ended June 30, 1997 as compared to $7,047,000 during the same period in 1996. The increase was attributable to an increase in Average Interest Bearing Liabilities of $27,385,000 or 8.4% and a slight increase in the average yield on interest bearing liabilities from 4.3% at June 30, 1996 to 4.4% at June 30, 1997.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                        SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                               -----------------------------------------------------------------------------------

                                 AVERAGE                    YIELD OR          AVERAGE                    YIELD OR
                                 VOLUME       INTEREST      RATE PAID          VOLUME      INTEREST      RATE PAID
                               -----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                   Six Months Ended June 30, 1997                Six Months Ended June 30, 1996
                               --------------------------------------        -------------------------------------
INTEREST EARNING
ASSETS:
 Loans                         $  262,280   $  11,359          8.7%          $  236,654   $   10,331         8.8%
 Investment Securities (1)         64,961       2,280          7.1%              66,220        2,237         6.8%
 Mortgage-backed Securities       113,686       3,691          6.5%             102,701        3,266         6.4%
 Other Interest Earning
   Assets                           4,002         110          5.5%               5,539          152         5.5%
                               ----------   ---------                        ----------   ----------

TOTAL INTEREST EARNING
ASSETS                         $  444,929   $  17,440          7.9%          $  411,114   $   15,986         7.8%
                               ==========   =========                        ==========   ==========


INTEREST BEARING LIABILITIES:
 Deposits                      $  333,062   $   7,104          4.3%          $  311,005   $    6,604         4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                      11,004         287          5.3%               3,201           79         5.0%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas        10,736         309          5.8%              13,211          364         5.5%
                               ----------   ---------                        ----------   ----------


TOTAL INTEREST BEARING
LIABILITIES                    $  354,802   $   7,700          4.4%          $  327,417   $    7,047         4.3%
                               ==========   =========         -----          ==========   ==========        -----

NET INTEREST SPREAD                                            3.5%                                          3.5%
                                                              =====                                         =====



(1) Interest income includes taxable-equivalent adjustments of $449 and $443 as of June 30, 1997 and 1996, respectively.

Noninterest Income

Noninterest income was $2,397,000 for the six months ended June 30, 1997 compared to $2,042,000 for the same period in 1996. Deposit services income increased $265,000 or 19.5% for the six months ended June 30, 1997. Deposit services income increased as a direct result of the increase in average deposits and overdraft and return check fee income from June 30, 1996 to June 30, 1997. Other noninterest income increased $75,000 or 13.7% for the six months ended June 30, 1997 primarily as a result of increases in mortgage servicing release fees received. Gains on sales of securities increased $15,000 for the six months ended June 30, 1997 compared to the same period in 1996. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at June 30, 1997 was $173,118,000 with a net unrealized gain on that date of $1,414,000. The net unrealized gain is comprised of $1,818,000 in unrealized gains and $404,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $8,309,000 for the six months ended June 30, 1997, compared to $7,547,000 for the same period of 1996, representing an increase of $762,000 for the period.

Salaries and employee benefits increased $381,000 or 8.1% during the six months ended June 30, 1997 when compared to the same period in 1996. Increased direct salary expense including payroll taxes of $495,000 was offset by lower retirement expense for the six months ended June 30, 1997 when compared to the same period in 1996.

FDIC insurance increased $24,000 for the six months ended June 30, 1997 compared to the same period of 1996. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund. During 1996, Congress passed legislation which increased FDIC insurance expense in 1997 to pay for a portion of the Savings and Loan Bailout.

Net occupancy expense increased $169,000 or 20.4% for the six months ended June 30, 1997 compared to the same period in 1996. Net occupancy expense increased as a direct result of the opening of three new grocery store branches in the second half of 1996, and expansion of other branch facilities.

Other Expense increased $70,000 or 6.5% for the six months ended June 30, 1997 when compared to the same period in 1996. Professional fees have increased as a result of the Company outsourcing portions of the compliance, internal audit and computer programming functions.

Provision for Income Taxes

The provision for tax expense ratio for the six months ended June 30, 1997 was 25.0% compared to 25.6% for the six months ended June 30, 1996. The reduction is due to an increase in interest income from average tax free municipal securities.

Capital Resources

Total shareholders' equity for the Company at June 30, 1997, of $37,405,000 was up $801,000 from December 31, 1996, and represented 7.4% of total assets at June 30, 1997 compared to 7.6% of total assets at December 31, 1996. Increases to shareholders' equity during the six months ended June 30, 1997 were net income of $2,233,000, common stock (11,413 shares) issued through dividend reinvestment of $201,000 and an increase of $77,000 due to the sale of 11,700 shares of treasury stock. Decreases to shareholders' equity consisted of $211,000 in net unrealized losses on securities available for sale, $809,000 in dividends paid to shareholders and the purchase of 41,731 shares of treasury stock for $733,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 1997, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At June 30, 1997, these investments were 18.74% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $25,626,000 or 10.8% from the six months ended June 30 1996 to June 30, 1997. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the second quarter and six months ended June 30, 1997, loan charge-offs were $239,000 and $414,000 and recoveries were $79,000 and $142,000, respectively, resulting in net charge-offs of $160,000 and $271,000. For the second quarter and six months ended June 30, 1996, net charge-offs were $71,000 and $204,000, respectively.

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

Total nonperforming assets at June 30, 1997 were $3,009,000, up $426,000 or 16.5% from $2,583,000 at June 30, 1996. From June 30, 1996 to June 30 ,1997,
loans 90 days past due or more increased $307,000 or 80.4% to $689,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. OREO increased $189,000 or 69.2% from June 30, 1996 to June 30, 1997 as a result of a foreclosure during the second quarter of 1997. Restructured loans increased $51,000 or 13.4% to $433,000, and nonaccrual loans decreased $114,000 or 8.6% to $1,207,000. Repossessed assets decreased $7,000 or 3.1% to $218,000.

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

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements found in this "Item 2". Management's Discussion and Analysis of Financial Conditions and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulations and possible future litigation, as well as the risk and uncertainties discussed in this Quarterly report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  An annual meeting of shareholders was held on April 23, 1997.

          (b) The election of three directors (term expiring at the 2000 Annual Meeting) were as follows:

                                            FOR          ABSTAIN       WITHHELD
                                         ---------       -------       --------
               Herbert C. Buie           1,950,839        58,635         2,421
               Robbie N. Edmonson        1,950,839        58,635         2,421
               W. D. (Joe) Norton        1,950,839        58,635         2,421

               Directors continuing until the 1998 Annual Meeting are as follows:

               Fred E. Bosworth
               B. G. Hartley

               Directors continuing until the 1999 Annual Meeting are as follows:

               Rollins Caldwell
               William Sheehy
               Murph Wilson

          (c) The matters voted upon and the results of the voting were as follows:

               The shareholders voted 2,009,223 shares in the affirmative, 173 shares in the negative, and 2,499 abstentions to ratify the selection of Coopers and Lybrand as Southside Bancshares, Inc.'s Independent Auditors for the year ending December 31, 1997.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

            Exhibit
              No.
            -------
              27     -   Financial Data Schedule for the six months ended
                         June 30, 1997.

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





                                        SOUTHSIDE BANCSHARES, INC.
                                             (Registrant)


                                        BY: /s/ B.G. HARTLEY
                                                -------------------------------
                                                B.G. Hartley, Chairman of the
                                                Board and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


DATE:   08-08-97
      ------------------

                                            /s/ LEE R. GIBSON
                                                -------------------------------
                                                Lee R. Gibson, Executive Vice
                                                President (Principal Financial
                                                and Accounting Officer)



DATE:   08-08-97
      ------------------

                                 EXHIBIT INDEX



Exhibit No                        Description
----------                        -----------

   27              Financial Data Schedule for the six months ended
                   June 30, 1997