Form 10-Q
period 1997-09-30
SOUTHSIDE BANCSHARES INC
filed 1997-11-13
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1997
                               ------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                 to
      --------------------------    --------------------------

               Commission file number      0-12247
                                        ----------------

                         SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         TEXAS                                       75-1848732
---------------------------------             ----------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)


 1201 S. Beckham, Tyler, Texas                          75701
---------------------------------             ----------------------------
  (Address of principal executive                     (Zip Code)
   offices)

   (Registrant's telephone number, including area code)   903-531-7111
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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,489,252 shares of Common Stock, par value $2.50, outstanding at October 27, 1997.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                               September 30,      December 31,
                                                                                                   1997              1996
                                                                                               ------------       ------------
                                                          ASSETS

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     30,723       $    31,653
Investment securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,563            56,091
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             932             1,734
                                                                                               ------------       -----------
     Total Investment securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,495            57,825
Mortgage-backed and related securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         113,967            90,574
   Held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,136            23,782
                                                                                               ------------       -----------
     Total Mortgage-backed securities . . . . . . . . . . . . . . . . . . . . . . . . . . .         130,103           114,356
Marketable equity securities:
   Available for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,304             2,220
Loans:
   Loans, net of unearned discount  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         287,794           258,167
   Less:  Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,348)           (3,249)
                                                                                               ------------       -----------
     Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         284,446           254,918
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,405            13,695
Other real estate owned, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             364               273
Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,359             3,300
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             401               464
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,764             3,990
                                                                                               ------------       -----------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    527,364        $  482,694
                                                                                               ============       ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     98,840        $   98,901
   Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         345,474           327,049
                                                                                               ------------       -----------
     Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         444,314           425,950
Short-term obligations:
   Federal funds purchased  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,668             4,800
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,000
Long-term obligations:
   Note payable - FHLB Dallas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,997             9,096
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,046             6,244
                                                                                               ------------       -----------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         488,025           446,090
                                                                                               ------------       -----------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
      3,489,252 and 3,316,127 shares issued and outstanding)  . . . . . . . . . . . . . . .           8,723             8,290
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,182            18,501
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,497             9,628
   Treasury stock (105,799 and 62,986 shares at cost) . . . . . . . . . . . . . . . . . . .          (1,626)             (777)
   Net unrealized gains on securities available for sale  . . . . . . . . . . . . . . . . .           1,563               962
                                                                                               ------------       -----------
      TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39,339            36,604
                                                                                               ------------       -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . .    $    527,364       $   482,694
                                                                                               ============       ===========

      The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                            Quarter Ended      Nine Months Ended
                                                                             September 30,        September 30,
                                                                           -----------------   -----------------
                                                                             1997      1996      1997      1996
                                                                           -------   -------   -------   -------
Interest income
   Loans ...............................................................   $ 6,138   $ 5,455   $17,497   $15,786
   Investment securities ...............................................       745       827     2,576     2,621
   Mortgage-backed and related securities ..............................     1,911     1,711     5,602     4,977
   Other interest earning assets .......................................       104        64       214       216
                                                                           -------   -------   -------   -------
       Total interest income ...........................................     8,898     8,057    25,889    23,600

Interest expense
   Time and savings deposits ...........................................     3,795     3,457    10,899    10,061
   Short-term obligations ..............................................       283        29       570       108
   Long-term obligations ...............................................        61       173       370       537
                                                                           -------   -------   -------   -------
       Total interest expense ..........................................     4,139     3,659    11,839    10,706
                                                                           -------   -------   -------   -------

Net interest income ....................................................     4,759     4,398    14,050    12,894
Provision for loan losses ..............................................       250       150       650       350
                                                                           -------   -------   -------   -------

Net interest income after provision for loan losses ....................     4,509     4,248    13,400    12,544
                                                                           -------   -------   -------   -------
Noninterest income
   Deposit services ....................................................     1,193       702     2,817     2,061
   Gains (losses) on securities available for sale .....................         9        (2)      161       135
   Other ...............................................................       354       302       975       848
                                                                           -------   -------   -------   -------
       Total noninterest income ........................................     1,556     1,002     3,953     3,044
                                                                           -------   -------   -------   -------

Noninterest expense
   Salaries and employee benefits ......................................     2,432     2,399     7,514     7,100
   Net occupancy expense ...............................................       532       459     1,529     1,287
   Equipment expense ...................................................       108        83       309       229
   Advertising, travel & entertainment .................................       226       221       711       644
   Supplies ............................................................       109       112       313       331
   FDIC insurance ......................................................        13                  38         1
   Postage .............................................................        86        77       246       221
   Other ...............................................................       732       570     1,887     1,655
                                                                           -------   -------   -------   -------
       Total noninterest expense .......................................     4,238     3,921    12,547    11,468
                                                                           -------   -------   -------   -------

Income before federal tax expense ......................................     1,827     1,329     4,806     4,120
Provision for tax expense ..............................................       478       322     1,224     1,037
                                                                           -------   -------   -------   -------

Net Income .............................................................   $ 1,349   $ 1,007   $ 3,582   $ 3,083
                                                                           =======   =======   =======   =======

Earnings Per Share
Net Income .............................................................   $   .39   $   .29   $  1.04   $   .90
                                                                           =======   =======   =======   =======


The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)



                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       ------------------
                                                                                         1997       1996
                                                                                       -------   --------
OPERATING ACTIVITIES:
 Net income .................................................................          $ 3,582   $ 3,083
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization .............................................            1,937     1,662
  Accretion of discount and loan fees .......................................             (638)     (601)
  Provision for loan losses .................................................              650       350
  (Increase) decrease in interest receivable ................................              (59)      329
  Decrease (increase) in other receivables and prepaids .....................            1,076      (220)
  (Increase) in deferred tax asset ..........................................             (203)     (162)
  Increase in interest payable ..............................................              256        32
  (Gain) on sales of securities available for sale ..........................             (161)     (135)
  (Gain) on sale of assets ..................................................              (12)       (6)
  Increase (decrease) in other payables ......................................            6,546    (3,185)
                                                                                       -------   -------
    Net cash provided by operating activities ...............................           12,974     1,147

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ............           24,987    15,780
 Proceeds from sales of mortgage-backed securities available for sale .......           31,542    18,991
 Proceeds from maturities of investment securities available for sale .......           14,481    28,890
 Proceeds from maturities of mortgage-backed securities available for sale ..           22,517    13,070
 Proceeds from maturities of investment securities held to maturity .........              809       872
 Proceeds from maturities of mortgage-backed securities held to maturity ....            7,720     7,075
 Purchases of investment securities available for sale ......................          (37,381)  (27,772)
 Purchases of mortgage-backed securities available for sale .................          (77,424)  (47,779)
 Purchases of marketable equity securities available for sale ...............              (84)      (81)
 Net (increase) in loans ....................................................          (30,993)  (21,491)
 Purchases of premises and equipment ........................................           (4,612)   (2,249)
 Proceeds from sales of premises and equipment ..............................               17        25
 Proceeds from sales of repossessed assets ..................................              777       913
 Proceeds from sales of other real estate owned .............................               98
                                                                                       -------   -------
    Net cash (used) in investing activities .................................          (47,546)  (13,756)



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                                1997       1996
                                                                              --------   -------
FINANCING ACTIVITIES:
 Net increase in demand and savings accounts ...............................   $ 7,323   $ 2,610
 Net increase in certificates of deposit ...................................    11,041    18,334
 Net increase (decrease) in federal funds purchased ........................     1,868    (2,525)
 Purchase of treasury stock ................................................      (960)     (418)
 Proceeds from sale of treasury stock ......................................        77        97
 Net increase (decrease) in notes payable ..................................    14,901    (4,206)
 Proceeds from the issuance of common stock ................................       201       189
 Dividends paid ............................................................      (809)     (772)
                                                                               -------   -------
      Net cash provided by financing activities ............................    33,642    13,309
                                                                               -------   -------

Net (decrease) increase in cash and cash equivalents .......................      (930)      700
Cash and cash equivalents at beginning of period ...........................    31,653    26,321
                                                                               -------   -------
Cash and cash equivalents at end of period .................................   $30,723   $27,021
                                                                               =======   =======


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .............................................................   $11,677   $10,674
 Income taxes paid .........................................................   $ 1,500   $ 1,255


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ......   $   815   $   896



The accompanying notes are an integral part of the financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                    Net
                                                                                                 Unrealized        Total
                                            Common        Paid in     Retained      Treasury       Gains        Shareholders'
                                             Stock        Capital     Earnings       Stock        (Losses)         Equity
                                            --------     ----------- -----------  -----------    ----------     ------------


Balance at December 31, 1995  . . . . . .   $  7,853     $  16,209   $   9,123    $     (486)    $      653     $     33,352
Net Income  . . . . . . . . . . . . . . .                                3,083                                         3,083
Cash dividend ($.25 per share)  . . . . .                                 (772)                                         (772)
Common stock issued (12,375 shares) . . .         31           158                                                       189
Stock dividend  . . . . . . . . . . . . .        388         2,017      (2,405)
Purchase of 27,215 shares of
 Treasury stock . . . . . . . . . . . . .                                               (418)                           (418)
Sale of 14,083 shares of
 Treasury stock . . . . . . . . . . . . .                                  (36)          133                              97
Net unrealized (losses) on securities
 available for sale (net of tax)  . . . .                                                              (695)            (695)
                                            --------     ---------   ---------    ----------     ----------     ------------

Balance at September 30, 1996 . . . . . .   $  8,272     $  18,384   $   8,993    $     (771)    $      (42)    $     34,836
                                            ========     =========   =========    ==========     ==========     ============



Balance at December 31, 1996  . . . . . .   $  8,290     $  18,501   $   9,628    $     (777)    $      962     $     36,604
Net Income  . . . . . . . . . . . . . . .                                3,582                                         3,582
Cash dividend ($.25 per share)  . . . . .                                 (809)                                         (809)
Common stock issued (11,413 shares) . . .         29           172                                                       201
Stock dividend  . . . . . . . . . . . . .        404         2,466      (2,870)
Purchase of 54,513 shares of
 Treasury stock . . . . . . . . . . . . .                                               (960)                           (960)
Sale of 11,700 shares of
 Treasury stock . . . . . . . . . . . . .                                  (34)          111                              77
Net unrealized gains on securities
 available for sale (net of tax)  . . . .                                                               601              601
FAS109-Incentive Stock Options  . . . . .                       43                                                        43
                                            --------     ---------   ---------    ----------     ----------     ------------

Balance at September 30, 1997 . . . . . .   $  8,723     $  21,182   $   9,497    $   (1,626)    $    1,563     $     39,339
                                            ========     =========   =========    ==========     ==========     ============


       The accompanying notes are an integral part of the financial statements.

                  SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of September 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month periods ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

  2.  Earnings Per Share

  All per share data has been adjusted to give retroactive recognition to the effect of stock dividends. As of September 30, 1997 and 1996, the number of shares used to calculate earnings per share was 3,443,531 and 3,434,210 respectively, adjusted for the dilutive effect of stock options.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). This statement, which the Company is required to adopt in December 1997, supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. As of September 30, 1997, the adoption of FAS 128 did not have a material impact on the Company.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
  130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
  (a) classification of items of other comprehensive income by their nature in financial statements and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt FAS 130 for the quarter ending March 31, 1998.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and nine months ended September 30, 1997 compared to September 30, 1996.

  The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

  The Company reported an increase in net income for the quarter and nine months ended September 30, 1997 compared to the same period in 1996. Net income for the quarter and nine months ended September 30, 1997 was $1,349,000 and $3,582,000, as compared to $1,007,000 and $3,083,000 for the same period in 1996.

  Net Interest Income

  Net interest income for the quarter and nine months ended September 30, 1997 was $4,759,000 and $14,050,000, an increase of $361,000 and $1,156,000 or
  8.2% and 9.0%, respectively, when compared to the same periods in 1996. Average interest earning assets increased $38,150,000 or 9.2%, while the net interest spread remained unchanged at 3.5% at September 30, 1997.

  During the nine months ended September 30, 1997, Average Loans, funded primarily by the growth in average deposits, increased $28,857,000 or 12.0%, compared to the same period in 1996. The average yield on loans decreased slightly from 8.8% at September 30, 1996 to 8.7% at September 30, 1997.

  Average Securities increased $9,424,000 or 5.6% for the nine months ended September 30, 1997 when compared to the same period in 1996. The overall yield on Average Securities increased to 6.7% during the nine months ended September 30, 1997, from 6.6% during the same period in 1996.

  Total interest expense increased $1,133,000 or 10.6% to $11,839,000 during the nine months ended September 30, 1997 as compared to $10,706,000 during the same period in 1996. The increase was attributable to an increase in Average Interest Bearing Liabilities of $30,270,000 or 9.2% and an increase in the average yield on interest bearing liabilities from 4.3% at September 30, 1996 to 4.4% at September 30, 1997.

  The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                             SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                             -------------------------------------------------------------------
                             AVERAGE                     YIELD OR          AVERAGE                    YIELD OR
                              VOLUME      INTEREST      RATE PAID           VOLUME      INTEREST      RATE PAID
                             ------------------------------------          ------------------------------------

                                                          (Dollars in thousands)
                             Nine Months Ended September 30, 1997          Nine Months Ended September 30, 1996
                             ------------------------------------          ------------------------------------
INTEREST EARNING
ASSETS:
 Loans                       $  269,384   $  17,497          8.7%         $  240,527  $   15,786         8.8%
 Investment Securities(1)        61,751       3,278          7.1%             64,360       3,301         6.9%
 Mortgage-backed Securities     116,451       5,602          6.4%            104,418       4,977         6.4%
 Other Interest Earning
  Assets                          5,168         214          5.5%              5,299         216         5.4%
                             ----------   ---------                       ----------  ----------

TOTAL INTEREST EARNING
ASSETS                       $  452,754   $  26,591          7.9%         $  414,604  $   24,280         7.8%
                             ==========   =========                       ==========  ==========


INTEREST BEARING LIABILITIES:
 Deposits                    $  337,856   $  10,899          4.3%         $  314,186  $   10,061         4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                    13,990         570          5.4%              2,924         108         4.9%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas       8,479         370          5.8%             12,945         537         5.5%
                             ----------   ---------                       ----------  ----------


TOTAL INTEREST BEARING
LIABILITIES                  $  360,325   $  11,839          4.4%         $  330,055  $   10,706         4.3%
                             ==========   =========         -----         ==========  ==========        -----

NET INTEREST SPREAD                                          3.5%                                        3.5%
                                                            =====                                       =====

(1) Interest income includes taxable-equivalent adjustments of $702 and $680 as of September 30, 1997 and 1996, respectively.


Noninterest Income

Noninterest income was $3,953,000 for the nine months ended September 30, 1997 compared to $3,044,000 for the same period in 1996. Deposit services income increased $756,000 or 36.7% for the nine months ended September 30, 1997 when compared to the same period in 1996. The increase was primarily attributable to an increase in overdraft and return check fee income as a result of an overdraft privilege program fully introduced during the third quarter of 1997 and overall bank deposit growth. Other noninterest income increased $127,000 or 15.0% for the nine months ended September 30, 1997 primarily as a result of increases in mortgage servicing release fees received. Gains on sales of securities increased $26,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at September 30, 1997 was $187,944,000 with a net unrealized gain on that date of $2,629,000. The net unrealized gain is comprised of $2,828,000 in unrealized gains and $199,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $12,547,000 for the nine months ended September 30, 1997, compared to $11,468,000 for the same period of 1996, representing an increase of $1,079,000 or 9.4% for the period.

Salaries and employee benefits increased $414,000 or 5.8% during the nine months ended September 30, 1997 when compared to the same period in 1996. Increased direct salary expense including payroll taxes of $630,000 was offset by lower retirement expense for the nine months ended September 30, 1997 when compared to the same period in 1996.

FDIC insurance increased $37,000 for the nine months ended September 30, 1997 compared to the same period of 1996. Future FDIC insurance assessments will be determined by the FDIC based on the funding status of the Bank Insurance Fund. During 1996, Congress passed legislation which increased FDIC insurance expense in 1997 to pay for a portion of the Savings & Loan bailout.

Net occupancy increased $242,000 or 18.8% for the nine months ended September 30, 1997 compared to the same period in 1996. Net occupancy expense increased as a direct result of the opening of three new grocery store branches in the second half of 1996 and expansion of other branch facilities.

Other expense increased $232,000 or 14.0% for the nine months ended September 30, 1997 when compared to the same period in 1996. Professional fees increased $114,000 or 96.5% as a result of the Company outsourcing portions of the compliance, internal audit and computer programming functions. Other increases occurred in overdraft losses, up $55,000, which was more than offset by the increase in overdraft fees. In addition, telephone expense was up $32,000, due to the addition of new branches in 1996.

Provision for Income Taxes

The provision for tax expense ratio for the nine months ended September 30, 1997 was 25.5% compared to 25.2% for the nine months ended September 30, 1996. The increase is due to an increase in higher pre-tax income when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at September 30, 1997, of $39,339,000 was up $2,735,000 from December 31, 1996, and represented 7.5% and 7.6% of total assets at September 30, 1997 and December 31, 1996, respectively. Increases to shareholders' equity during the nine months ended September 30, 1997 were net income of $3,582,000, common stock (11,413 shares) issued through dividend reinvestment of $201,000, an increase of $77,000 due to the sale of 11,700 shares of treasury stock and an increase of $601,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $809,000 in dividends paid to shareholders and the purchase of 54,513 shares of treasury stock for $960,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 1997, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At September 30, 1997, these investments were 15.2% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on significant amounts of public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $28,857,000 or 12.0% from the nine months ended September 30, 1996 to September 30, 1997. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

Loan Loss Experience and Reserve for Loan Losses

For the third quarter and nine months ended September 30, 1997, loan charge-offs were $369,000 and $783,000 and recoveries were $90,000 and $232,000, respectively, resulting in net charge-offs of $279,000 and $551,000. For the third quarter and nine months ended September 30, 1996, net charge-offs were $167,000 and $371,000, respectively.

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

Total nonperforming assets at September 30, 1997 were $3,928,000, up $861,000 or 28.1% from $3,067,000 at September 30, 1996. The increase is primarily due to two commercial and agricultural loans. Consumer bankruptcies and significant loan growth over the last few years are also factors of this increase. To the best of management's knowledge, reserves have already been set aside to cover potential losses in these credits. Based on current economic data, consumer bankruptcies should remain at current levels. From September 30, 1996 to September 30, 1997, loans 90 days past due or more increased $420,000 or 78.2% to $957,000. OREO increased $91,000 or 33.3% from September 30, 1997 to September 30, 1996. Nonaccrual loans increased $411,000 or 24.9% to $2,062,000. Restructured loans increased $51,000 or 13.3% to $434,000, while repossessed assets decreased $112,000 or 50.2% to $111,000.

Expansion

The Company purchased the Gentry Parkway facility that was previously being leased. The Company plans to remodel and occupy the entire facility. Remodeling and expansion of the main bank headquarters on South Beckham was completed during the third quarter of 1997.

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

           Not Applicable

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits

             Exhibit
               No.
             -------
                3        -       Bylaws as amended.

               27        -       Financial Data Schedule for the nine months
                                 ended September 30, 1997.

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





                                  SOUTHSIDE BANCSHARES, INC.
                                         (Registrant)





                                  BY:  /s/ B.G. HARTLEY
                                       -----------------------------------------
                                           B.G. Hartley, Chairman of the
                                           Board and Chief Executive
                                           Officer (Principal Executive Officer)


DATE:    11-13-97
     ----------------


                                       /s/ LEE R. GIBSON
                                       -----------------------------------------
                                           Lee R. Gibson, Executive Vice
                                           President (Principal Financial
                                           and Accounting Officer)



DATE:    11-13-97
     ----------------

                                 EXHIBIT INDEX

Exhibit No                              Description
----------                              -----------

    3                         Bylaws as amended.

   27                         Financial Data Schedule for the nine
                              months ended September 30, 1997