Form 10-K
period 1997-12-31
SOUTHSIDE BANCSHARES INC
filed 1998-03-30
CIK 705432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K
(MARK ONE)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM______ TO________

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

       As of March 2, 1998, 3,496,269 shares of common stock of Southside Bancshares, Inc. were outstanding and the aggregate market value of such common stock held by nonaffiliates (based upon the last transaction known by registrant on or before that date) was $44,922,428.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 22, 1998. (Part III)


================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company") is a $571 million bank holding company in Tyler, Texas, with a metropolitan area population of 166,000, located 90 miles east of Dallas/Fort Worth and 90 miles west of Shreveport, Louisiana, south of Interstate 20. Southside Bank is the largest bank headquartered in Smith County, Texas. The Company is a Texas corporation organized in 1982, which through an intermediate holding company, owns all of the capital stock of Southside Bank which was organized in 1960. As a bank holding company, the Company may own or control more than one bank and furnish services for such banks. Unless the context otherwise requires, references in this Report to the Company include Southside Bank and its subsidiaries. At this time the Company conducts no business except with respect to Southside Bank and its subsidiaries.

       The Company has been, and intends to remain a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with Federal Home Loan Bank ("FHLB") Dallas borrowings and other borrowings to fund loans. See "Lending Activities." The Company also invests in mortgage-backed securities secured by 1-4 family residential mortgages, municipal obligations, U.S. Government and agency obligations and other permissible investments. The Company, through its affiliate, BSC Securities, L.C., offers a full range of retail brokerage securities services. Southside Bank opened a finance company, Countywide Loans, Inc. during 1997 in Tyler. The finance company provides basic financial services such as lending, check cashing and money orders.

       Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers, including short-term and medium-term loans, inventory and accounts receivable financing, equipment financing, real estate lending, other personal loans and safe deposit services. Southside Bank makes automobile and other installment loans as well as home improvement and mortgage loans to its customers. The Bank also offers its own credit card. Southside Bank also made indirect automobile loans through area auto dealers until December 31, 1997. The Company exited this line of business effective January 2, 1998, to concentrate more on direct automobile loans. The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, and a variety of checking accounts, as well as certificate accounts. The Company generally solicits deposits in its primary market areas. Southside Bank offers automatic teller machine facilities and services through a statewide system known as "Moneymaker." The Company also began offering home banking during January 1998 and debit cards during 1997.

       Trust services are provided by Southside Bank, primarily to individuals and to a lesser extent partnerships and corporations. Such services include investment, management, administration and advisory services for trust accounts. Southside Bank can act as trustee of living, testamentary, and employee benefit trusts and as executor or administrator of estates.

       At December 31, 1997, the Company had total assets of $571.1 million, deposits of $462.7 million, borrowings of $63.1 million and shareholders' equity of $40.0 million.

       At December 31, 1997, the Company's total loan portfolio totaled $296.0 million, including $76.2 million of 1-4 family residential first mortgage loans, $55.8 million of commercial and other real estate loans, $91.7 million of loans to individuals and $62.0 million of commercial loans. In addition, on that date, the Company had $141.4 million of mortgage-backed securities and $75.1 million of other investment securities and FHLB Dallas stock.

       At December 31, 1997, the vast majority of the Company's loans were secured by properties and/or collateral located in Smith County. The Company's revenues are derived primarily from interest on loans, mortgage-backed securities and investments, and income from service charges.

       In February 1998, the Company made application to open a grocery store branch in Longview, Texas. A native Longview banking veteran has joined Southside Bank to lead the Company in its expansion into the Longview market area. The Company anticipates it will also make application to open a free standing full-service branch with drive-up facilities in Longview as soon as a suitable site is found. The Company's television and radio advertising has extended into this market area for several years, providing Southside Bank name recognition in the Greater Longview area.

MARKET AREA

       Tyler's industry base is a diverse mix that includes oil and gas, manufacturing, distribution, conventions and tourism, as well as retirement relocation, to name a few. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Five Tyler hospitals represent all major specialties and employ over 6,500 individuals. In 1996, Target Stores chose a location in the greater Tyler area along Interstate 20 for its $80 million distribution center that will employ approximately 900 workers. This facility is expected to begin operations in mid 1998.

LENDING ACTIVITIES

       The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Loans as of December 31, 1997 increased $37.9 million or 14.7% while the average balance was up $30.7 million or 12.6% when compared to 1996. Real Estate Loans as of December 31, 1997 reflected an increase of $15.0 million or 11.8% from December 31, 1996. Loans to individuals increased $12.2 million or 15.4% from December 31, 1996 and Commercial loans increased $10.7 million or 20.8%. The increase in Real Estate Loans is due to a stronger real estate market, lower interest rates and increased commitment by the Company to residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area. Loans to individuals increased due to an increase in indirect dealer loans and additional penetration achieved through the bank's branch locations. Effective January 2, 1998, the Company exited its indirect dealer loan line of business to concentrate more on direct loans. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is spread throughout the economic community.

       The aggregate amount of loans that Southside Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired capital and surplus. The Company's legal lending limit at December 31, 1997 was $7.5 million.

       The average yield on loans for the year ended December 31, 1997 decreased slightly to 8.68% from 8.74% for the year ended December 31, 1996. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 1997.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Company's subsidiary, Southside Bank makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 1997 and 1996, these loans totaled $8.6 million and $9.9 million or 21.6% and 27.0% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

       LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans, Commercial Loans, and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Lending, Construction Loans and Other, which are primarily Commercial Real Estate Loans.

       1-4 Family Residential Mortgage Lending

       Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially, all of the Company's 1-4 family residential mortgage originations are secured by properties located in Smith County, Texas. Historically, the Company has sold a portion of its loan originations to secondary market investors pursuant to ongoing purchase commitments.

       The Company's fixed rate 1-4 family residential mortgage loans generally have maturities ranging from 7 to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan. The Company also makes 7 to 30 year amortizing loans with a balloon feature, typically due in 7 years or less.

       The Company reviews information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

       Construction Loans

       The Company's construction loans are secured by property located primarily in the Company's market area. The Company's emphasis for construction loans is directed toward properties that will be owner occupied. Occasionally, speculative construction loans are financed, but these typically have substantial secondary sources of repayment. The Company's construction loans to individuals generally have fixed interest rates during the construction period. Construction loans to individuals are typically made in connection with the granting of the permanent loan on the property.

       Commercial Real Estate Loans

       In determining whether to originate commercial real estate loans, the Company generally considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. For example, of the $142.3 million in Real Estate Loans, $76.2 million or 53.6% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. A significant portion of the remaining Real Estate Loans are collateralized primarily with owner occupied commercial real estate. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

       The real estate market in the late 1980's in Texas, and more specifically in East Texas, experienced a significant decline in market value. During the 1990's, new appraisals of real estate in the Company's market area appeared to indicate improved overall real estate values for residential and commercial properties.

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

       In November 1997, Texas voters approved a change to the Texas Constitution allowing home equity loans. The Company began offering this newly available form of real estate lending beginning January 1, 1998 when the law became effective. The Company has established underwriting and pricing guidelines for this new lending area.

       COMMERCIAL LOANS

       The Company's Commercial Loans are diversified to meet most business needs. Loan types include, short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type in this loan category since no industry classification represents over 10% of loans. Commercial Loans traditionally generated the largest volume of loan losses in the portfolio.

       In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

       LOANS TO INDIVIDUALS

       Southside Bank is a major consumer lender in its trade territory and has been for many years. The majority of loans outstanding are those secured by vehicles including the indirect portfolio which at December 31, 1997 was approximately $40.0 million. Additionally, the Company makes loans for a full range of other consumer purposes which may be secured or unsecured depending on the credit quality and purpose of the loan. Other major categories of the portfolio include loans secured by boats and cash or equivalently secured loans. The largest concentration of loans to individuals, vehicle loans, were primarily obtained through the Company's indirect dealer loan program. The Company exited the indirect dealer loan program effective January 2, 1998 to concentrate more on direct loans.

       At this point, the economy in Southside Bank's trade territory appears stable. One area of concern is the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Most of the Company's Loans to Individuals are collateralized which management believes will limit the exposure in this area should current bankruptcy trends continue.

       Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts, with greatest weight being given to payment history with the Company, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

       LOAN PORTFOLIO COMPOSITION

       The following table sets forth loan totals by category for the years presented (in thousands):



                                                                            December 31,
                                                   ----------------------------------------------------------------
                                                       1997          1996       1995         1994           1993
                                                   -----------  -----------  -----------  -----------   -----------
  Real Estate Loans:
   Construction................................    $    10,299  $     7,821  $     4,558  $     6,118   $     4,739
   1-4 Family Residential......................         76,243       62,356       49,909       38,563        34,982
   Other.......................................         55,802       57,198       54,436       53,881        46,457

  Commercial Loans.............................         61,972       51,307       44,217       39,707        40,860
  Loans to Individuals.........................         91,719       79,485       75,658       62,721        56,571
                                                   -----------  -----------  -----------  -----------   -----------

   Total Loans.................................    $   296,035  $   258,167  $   228,778  $   200,990   $   183,609
                                                   ===========  ===========  ===========  ===========   ===========


       The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 1997, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


                                                                 After One
                                               Due in One        but within        After Five
                                              Year or Less       Five Years          Years
                                              ------------      ------------      ------------
                                                               (in thousands)

Construction Loans .....................      $      9,696      $        603      $
Real Estate Loans-Other ................            40,587            54,917            36,541
Commercial Loans .......................            44,788            12,956             4,228
All Other Loans ........................            41,372            49,924               423
                                              ------------      ------------      ------------
      Total Loans ......................      $    136,443      $    118,400      $     41,192
                                              ============      ============      ============



Loans with Maturities After
  One Year for Which:                   Interest Rates are Fixed or Predetermined                  $        158,248
                                        Interest Rates are Floating or Adjustable                  $         22,900



      *The volume of commercial and industrial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

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

       As of December 31, 1997, the Company's review of the loan portfolio indicates that a loan loss reserve of $3.4 million is adequate.

       The table on the following page summarizes the average amount of net loans outstanding; changes in the reserve for loan losses arising from loans charged-off and recoveries on loans previously charged-off; additions to the reserve which have been charged to operating expense; the ratio of net loans charged-off to average loans outstanding; and an allocation of the reserve for loan loss.

                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES



                                                                       Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                    1997          1996         1995          1994          1993
                                                 ---------     ---------     ---------     ---------     ---------
                                                                        (dollars in thousands)

Average Net Loans Outstanding ................   $ 274,577     $ 243,925     $ 209,141     $ 196,436     $ 170,409
                                                 =========     =========     =========     =========     =========

Balance of Reserve for Loan Loss at
  Beginning of Period ........................   $   3,249     $   3,317     $   3,137     $   2,846     $   2,711
                                                 ---------     ---------     ---------     ---------     ---------

Loan Charge-Offs:
Real Estate-Construction
Real Estate-Other ............................                                     (36)           (6)         (494)
Commercial Loans .............................        (525)          (70)          (61)         (129)          (95)
Loans to Individuals .........................        (704)         (768)         (502)         (395)         (284)
                                                 ---------     ---------     ---------     ---------     ---------

Total Loan Charge-Offs .......................      (1,229)         (838)         (599)         (530)         (873)
                                                 ---------     ---------     ---------     ---------     ---------

Recovery on Loans Previously Charged off:
Real Estate-Construction .....................          10
Real Estate-Other ............................          14             7           272            93             4
Commercial Loans .............................         133            78           546           326           287
Loans to Individuals .........................         188           185           261           152           117
                                                 ---------     ---------     ---------     ---------     ---------

Total Recovery of Loans Previously Charged-Off         345           270         1,079           571           408
                                                 ---------     ---------     ---------     ---------     ---------

Net Loan (Charge-Offs) Recoveries ............        (884)         (568)          480            41          (465)

Additions (Reductions) to Reserve
  Charged (Credited) to Operating Expense ....       1,005           500          (300)          250           600
                                                 ---------     ---------     ---------     ---------     ---------

Balance at End of Period .....................   $   3,370     $   3,249     $   3,317     $   3,137     $   2,846
                                                 =========     =========     =========     =========     =========

Ratio of Net Charge-Offs (Recoveries)
  to Average Loans Outstanding ...............         .32%          .23%         (.23%)        (.02%)         .27%
                                                 =========     =========     =========     =========     =========



Allocation of Reserve for Loan Loss (dollars in thousands):


                                                                          December 31,
                                      ----------------------------------------------------------------------------------------
                                             1997            1996             1995               1994              1993
                                      ----------------------------------------------------------------------------------------
                                                 % of              % of             % of               % of               % of
                                      Amount    Total   Amount    Total  Amount    Total    Amount    Total  Amount      Total
                                      ------    -----   ------    -----  ------    -----    ------    -----  ------      -----
Real Estate-Construction ..........   $   52     1.5%   $   39     1.2%   $   23      .7%   $   31     1.0%   $    7      .2%

Real Estate-Other .................    1,087    32.3%    1,059    32.6%    1,209    36.4%    1,127    35.9%    1,172    41.2%

Commercial Loans ..................    1,181    35.0%    1,129    34.7%    1,059    31.9%    1,059    33.8%    1,018    35.8%

Loans to Individuals ..............    1,040    30.9%      948    29.2%      934    28.2%      835    26.6%      642    22.6%

Unallocated .......................       10      .3%       74     2.3%       92     2.8%       85     2.7%        7      .2%
                                      ------   -----    ------   -----    ------   -----    ------   -----    ------   -----

Balance at End of Period ..........   $3,370     100%   $3,249     100%   $3,317     100%   $3,137     100%   $2,846     100%
                                      ======   =====    ======   =====    ======   =====    ======   =====    ======   =====


NONPERFORMING ASSETS

       Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosure criteria. As a result of the adoption of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS114), effective January 1, 1995, the Company reclassified in-substance foreclosed assets in these categories to loans. These loans had balances of $807,000 for December 31, 1994 and $1,849,000 for December 31, 1993. The OREO consists primarily of raw land and oil and gas interests. The Company is actively marketing all properties and none are being held for investment purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines.


                                                                 NONPERFORMING ASSETS
                                                                 (dollars in thousands)

                                                                    December 31,
                                                     ----------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                     ------    ------    ------    ------    ------
Loans 90 Days Past Due:
   Real Estate ...................................   $  454    $  214    $  266    $   51    $  342
   Loans to Individuals ..........................      232       170       203        52        90
   Commercial ....................................       56        88       183        59        70
                                                     ------    ------    ------    ------    ------
                                                        742       472       652       162       502
                                                     ------    ------    ------    ------    ------
Loans on Nonaccrual:
   Real Estate ...................................      108       646       486       424       711
   Loans to Individuals ..........................      177       113       116       179       175
   Commercial ....................................    1,059       774       654        24       213
                                                     ------    ------    ------    ------    ------
                                                      1,344     1,533     1,256       627     1,099
                                                     ------    ------    ------    ------    ------
Restructured Loans:
   Real Estate ...................................      214       230       243       563       590
   Loans to Individuals ..........................      189       108        49        51        52
   Commercial ....................................       32        62        44        43       115
                                                     ------    ------    ------    ------    ------
                                                        435       400       336       657       757
                                                     ------    ------    ------    ------    ------
Total Nonperforming Loans ........................    2,521     2,405     2,244     1,446     2,358

Other Real Estate Owned ..........................      364       273       273     1,134     2,745
Repossessed Assets ...............................      206       262       240       256       203
                                                     ------    ------    ------    ------    ------

Total Nonperforming Assets .......................   $3,091    $2,940    $2,757    $2,836    $5,306
                                                     ======    ======    ======    ======    ======

Percentage of Total Assets .......................       .5%       .6%       .6%       .7%      1.3%

Percentage of Loans and Leases,
   Net of Unearned Income ........................      1.0%      1.1%      1.2%      1.4%      2.9%


       Total nonperforming assets increased $151,000 between December 31, 1996 and December 31, 1997. Nonperforming assets as a percentage of assets decreased
 .1% from the previous year and as a percentage of loans decreased .1%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 1997 in the opinion of management, the Company had $96,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):



                                                             Valuation   Carrying
                                                     Total   Allowance    Value
                                                     ------   ---------   ------

Real Estate Loans ................................   $  108   $      27   $   81
Commercial Loans .................................    1,059         185      874
Loans to Individuals .............................      177          12      165
                                                     ------   ---------   ------

Balance at December 31, 1997 .....................   $1,344   $     224   $1,120
                                                     ======   =========   ======


                                                              Valuation Carrying
                                                      Total   Allowance   Value
                                                     ------   ---------   ------
Real Estate Loans ................................   $  646   $     128   $  518
Commercial Loans .................................      774         199      575
Loans to Individuals .............................      113          18       95
                                                     ------   ---------   ------

Balance at December 31, 1996 .....................   $1,533   $     345   $1,188
                                                     ======   =========   ======


       For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $1,450,000 and $1,468,000, respectively. During the year ended December 31, 1997, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $110,000, $97,000 and $78,000 for the years ended December 31, 1997, 1996 and 1995. If these loans had been accruing interest at their original contracted rates, related income would have been $336,000, $216,000 and $273,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented (in thousands):


                                           Years Ended December 31,
                                           -------------------------
                                              1997           1996
                                           ----------    -----------
Balance at beginning of year ................   $ 946          $ 946
    Provision for Losses
    Losses on sales
    Gains on sales
    Disposition of OREO......................    (274)
                                                -----          -----
Balance at end of year ......................   $ 672          $ 946
                                                =====          =====

SECURITIES ACTIVITY

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

       Average Securities increased $13.8 million or 8.1% during the year ended December 31, 1997 compared to 1996. The mix of Average Securities between taxable and tax-exempt securities changed to 78.4% taxable and 21.6% tax-exempt for the year ended 1997 from 77.8% taxable and 22.2% tax-exempt for 1996. Average Other Interest Earning Assets, consisting primarily of Federal Funds Sold, decreased $1.0 million or 26.5% during the year ended December 31, 1997 compared to 1996. The slight decrease in Federal Funds balances is attributable to the increase in Average Loans and Average Securities.

       The mix of taxable securities reflected an increase in Mortgage-backed Securities. Average Mortgage-backed Securities represented 66.0% of the total securities portfolio for 1997 compared to 62.2% for 1996.

       The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio increased to $216.5 million on December 31, 1997, compared to $174.4 million on December 31, 1996, an increase of $42.1 million or 24.1%. Mortgage-backed Securities collateralized by agency guaranteed mortgages increased $27.1 million or 23.7% during 1997 when compared to 1996. State and Political Subdivisions increased $7.4 million or 18.4% during 1997. U.S. Treasury securities increased during 1997 compared to 1996 by $14.9 million or 294.9%, U.S. Government Agency securities decreased $8.1 million or 85.0% and Other Stocks and Bonds increased $.9 million or 16.9% in 1997 compared to 1996. During 1995 a barbell approach was adopted with respect to securities purchased, i.e., the majority of the securities purchased included short duration premium mortgage-backed securities balanced with longer duration municipal securities. This created the same duration as would have been obtained by purchasing intermediate duration securities. During the second half of 1997 rates decreased and the yield curve flattened as the spread between the two year treasury yield and thirty year treasury yield narrowed. The Company continued to use the barbell approach adopted in 1995 during most of 1996 and 1997, however some intermediate term securities were purchased during 1997. In order to maintain the barbell strategy, a continued change in the securities portfolio mix was required and resulted in the changes discussed above during 1996 and 1997. The increase in U.S. Treasury securities occurred primarily in December 1997 as short-term treasuries were purchased to pledge as collateral for a new public funds account obtained during 1997, which accumulates large balances during the time period December through February each year.

       The market value of the Securities portfolio at December 31, 1997 was $216.5 million, which represents a net unrealized gain on that date of $2.3 million. The net unrealized gain is comprised of $2.6 million in unrealized gains and $.3 million of unrealized losses. Net unrealized gains and losses on securities available for sale, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the available for sale securities portfolio using an array of interest rate assumptions.

       In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1997 or 1996.

       The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities at December 31, 1997 and 1996 (in thousands):


                                                                  December 31,
                                                               -------------------
Available for Sale:                                              1997       1996
                                                               --------   --------

U. S. Treasury .............................................   $ 19,956   $  5,054
U. S. Government Agencies ..................................        631      8,457
Mortgage-backed Securities:
   Direct Govt. Agency Issues ..............................     93,981     74,442
   Other Private Issues ....................................     33,770     16,132
State and Political Subdivisions ...........................     47,658     39,629
Other Stocks and Bonds .....................................      6,044      5,171
                                                               --------   --------

      Total ................................................   $202,040   $148,885
                                                               ========   ========


                                                                  December 31,
                                                               -------------------
Held to Maturity:                                                1997       1996
                                                               --------   --------

U. S. Government Agencies ..................................   $    804   $  1,124
Mortgage-backed Securities:
   Direct Govt. Agency Issues ..............................     13,662     23,782
State and Political Subdivisions ...........................                   610
                                                               --------   --------

      Total ................................................   $ 14,466   $ 25,516
                                                               ========   ========


       The maturities classified according to the sensitivity to changes in interest rates of the December 31,1997 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.




                                                                        MATURING OR REPRICING
                                                ---------------------------------------------------------------------------------
                                                                       (dollars in thousands)

                                                                       After 1 But        After 5 But
                                                    Within 1 Yr.      Within 5 Yrs.      Within 10 Yrs           After 10 Yrs.
                                               -------------------  -----------------    ---------------        ---------------
Available For Sale:                             Amount       Yield   Amount     Yield    Amount    Yield        Amount    Yield
                                               -------       -----  -------     -----    -------   -----        -------   -----
U.S. Treasury ...............................   $19,956      5.60%   $                    $                    $
U.S. Government Agencies ....................       514      6.88%       117      9.12%
Mortgage-backed Securities ..................    37,716      6.67%    75,936      6.55%    13,205      6.27%       894      6.57%
State and Political Subdivisions ............     2,988      7.81%     9,982      7.86%     8,771      7.67%    25,917      7.82%
Other Stocks and Bonds ......................     3,480      5.86%     1,814      6.38%       401      6.26%       349      3.05%
                                                -------              -------              -------              -------

     Total ..................................   $64,654      6.35%   $87,849      6.70%   $22,377      6.82%   $27,160      7.72%
                                                =======              =======              =======              =======





                                                                             MATURING OR REPRICING
                                                     -----------------------------------------------------------------------
                                                                             (dollars in thousands)

                                                                           After 1 But        After 5 But
                                                        Within 1 Yr.       Within 5 Yrs.      Within 10 Yrs   After 10 Yrs.
                                                     ----------------    ----------------    --------------   --------------
Held to Maturity:                                    Amount     Yield    Amount     Yield    Amount    Yield  Amount   Yield
                                                     ------     -----    ------     -----    ------    -----  ------   -----

U.S. Government Agencies .........................   $   --        --    $  804      5.42%   $                $
Mortgage-backed Securities .......................    5,505      5.54%    8,157      6.08%
                                                     ------              ------              -------          -------

Total ............................................   $5,505      5.54%   $8,961      6.02%   $                $
                                                     ======              ======              =======          =======


DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $36.7 million or 8.6% in Total Deposits during 1997 provided the Company with funds for the growth in loans and securities. Time Deposits increased $12.3 million or 6.2% during 1997 compared to 1996. Noninterest Bearing Demand Deposits increased during 1997 $14.6 million or 14.8%. Interest Bearing Demand Deposits increased during 1997 $8.9 million or 7.9% and Saving Deposits increased $.9 million or 6.2%. The latter three categories, which are considered the lowest cost deposits, comprised 54.4% of total deposits at December 31, 1997 compared to 53.3% at December 31, 1996. The increase in Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Loans.

       The following table sets forth the Company's deposits by category for the years ended December 31, 1997 and 1996.


                                                           Years Ended December 31,
                                                           1997             1996
                                                        ----------      ----------
                                                               (in thousands)


Noninterest Bearing Demand Deposits ..............      $  113,499      $   98,901
Interest Bearing Demand Deposits .................         121,861         112,957
Savings Deposits .................................          16,155          15,213
Time Deposits ....................................         211,159         198,879
                                                        ----------      ----------

            Total Deposits .......................      $  462,674      $  425,950
                                                        ==========      ==========


       Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $27.7 million or 405.2% during 1997 when compared to 1996. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management committee ("ALCO")objectives.

       Long-term Obligations consisting of FHLB Dallas advances increased in 1997 to $28.5 million or 213.8% compared to $9.1 million in 1996. The advances were obtained from FHLB Dallas to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

       During the year ended December 31, 1997 total certificates of deposit of $100,000 or more increased $6.4 million or 11.5% from December 31, 1996. This increase was due to overall bank growth and an increase in Public Funds.

       The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Company at December 31, 1997 and 1996 (in thousands).



                                                 December 31, 1997                               December 31, 1996
                                         ----------------------------------------      -------------------------------------
                                             Time          Other                          Time         Other
                                         Certificates      Time                        Certificates     Time
                                         of Deposit       Deposit        Total          of Deposit     Deposit        Total
                                         ------------    ------------------------      ------------  ------------------------

Three months or less ..............      $  14,971      $   6,140      $  21,111      $  15,767      $   4,482      $  20,249
Over three to six months ..........          9,810          6,000         15,810          9,170          4,000         13,170
Over six to twelve months .........         11,038                        11,038          9,270                         9,270
Over twelve months ................         14,193                        14,193         13,069                        13,069
                                         ---------      ---------      ---------      ---------      ---------      ---------

          Total ...................      $  50,012      $  12,140      $  62,152      $  47,276      $   8,482      $  55,758
                                         =========      =========      =========      =========      =========      =========


THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's a mild recovery appeared to be underway in East Texas and much of the nation. This recovery continued into 1996 and 1997 and at this time the economic activity in the State and East Texas appears to be stable to improving with some growth areas resulting. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete more vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. Currently, the Company must compete against some institutions located in Tyler, Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition it faces to continue to increase.

EMPLOYEES

       At December 31, 1997, the Company employed approximately 275 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 1997, were as follows:

B. G. Hartley (Age 68), Chairman of the Board of the Company since 1983. He was elected President of the Company in 1982. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Robbie N. Edmonson (Age 65), President of the Company since 1983. He is currently Vice Chairman of the Board and Chief Administrative Officer of the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Sam Dawson (Age 50), Executive Vice President and Secretary of the Company. He was elected President and Chief Operations Officer of the Company's subsidiary, Southside Bank during 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

James F. Deakins (Age 64), Senior Vice President - Loan Review of the Company since 1988. He joined Southside Bank in 1987 as a Vice President in commercial lending.

Lee R. Gibson (Age 41), Executive Vice President and Chief Accounting Officer of the Company and Executive Vice President of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

Titus E. Jones (Age 53), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1987. He joined Southside Bank in 1965.

Jeryl Story (Age 46), was elected Senior Executive Vice President - Loan Administration of the Company's subsidiary, Southside Bank, during 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lonny R. Uzzell (Age 44), was elected Executive Vice President of the Company's subsidiary, Southside Bank, during 1996. He joined Southside Bank in 1981 as an officer in Marketing.

H. Andy Wall (Age 57), Executive Vice President and Director of the Company's subsidiary, Southside Bank, since 1984. He joined Southside Bank in 1968 and became an officer in 1969.

       All the individuals named above serve in their capacity as officers of the Company and/or Southside Bank at the pleasure of each entities Board of Directors.

SUPERVISION AND REGULATION

         Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted myriad legislation that governs banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

         THE COMPANY

         As a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is registered with and subject to regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file annual and other reports with, and furnish information to, the FRB, which makes periodic inspections of the Company.

         The BHC Act provides that a bank holding company must obtain the prior approval of the FRB for the acquisition of more than 5% of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the BHC Act restricts the extension of credit to any bank holding company by its subsidiary bank. The BHC Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5% of the voting shares of any company that is not a bank. The FRB has deemed certain limited activities to be closely related to banking and therefore permissible for a bank holding company to engage in.

         In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the FRB considers whether the performance of any such activity by an affiliate of the holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. Federal regulatory agencies also have authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, Texas banking laws permit a bank holding company which owns stock of a bank located outside the State of Texas (an "Out-of-State Bank Holding Company") to acquire a bank or bank holding company located in Texas. Such acquisition may occur only if the Texas bank to be directly or indirectly controlled by the Out-of-State Bank Holding Company has existed and continuously operated as a bank for a period of at least five years. In any event, however, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas.

         The FRB has promulgated capital adequacy regulations to which all bank holding companies that have assets in excess of $150 million are subject. The FRB's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0% to 100%) of their book value. The regulations divide capital between Tier 1 capital, (core capital) and Tier 2 capital. For a bank Company, Tier 1 capital consists primarily of common stock, perpetual preferred stock, related surplus, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities such as the Preferred Securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the allowance for loan and lease losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

         Every bank holding company has to achieve and maintain a minimum Tier 1 Capital Ratio of at least 4.00% and a minimum Total Capital Ratio of at least 8.00%. In addition, bank holding companies are generally required to achieve and maintain a Leverage Capital Ratio of at least 4.00%.

         Generally, under the prompt corrective action provisions of the FDIC Improvement Act of 1991 ("FDICIA"), (described below), an institution is considered well capitalized if it has a Leverage Capital Ratio of at least 5.0%, a Core Capital Ratio of at least 6.0% and a Total Capital Ratio of at least 10.0%, and is deemed to be adequately capitalized if it has a Leverage Capital Ratio of at least 4.0%, a Core Capital Ratio of at least 4.0% and a Total Capital Ratio of at least 8.0%

         As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the Bank. The Company's only sources of income are (i) those dividends paid to it by the Bank and (ii) the tax savings, if any, that result from the filing of consolidated income tax returns for the Company and its subsidiaries. The Company must pay all of its operating expenses from funds received by it from its subsidiaries. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. In addition, in November 1985 the FRB adopted a policy statement concerning payment of cash dividends, which generally prohibits bank holding companies from paying dividends except out of operating earnings. In addition, the Company is subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital as described above.

         SOUTHSIDE BANK

         Southside Bank (the "Bank") is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision and regular examination by the TDB and the FDIC. The TDB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

         Transactions with Affiliates. Among the federal legislation applicable to the Bank, the Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of such transactions are substantially the same or at least as favorable to such banks as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of such comparable transactions, any transaction between a bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10% of the Bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank, including the Company and Southside Delaware, are deemed to be affiliates of the Bank.

         Loans to Insiders. Federal law also constrains the types and amounts of loans that any bank may make to its executive officers, directors and principal shareholders. Among other things, such loans must be approved by a bank's board of directors in advance and must be on terms and conditions as favorable to the bank as those available to an unrelated person.

         Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to the Bank are provided for failure of the Bank to comply with such laws and regulations. The scope and requirements of such laws and regulations have expanded significantly in recent years.

         Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank's facilities and within its market areas. If other banks were to establish branch facilities near the Bank or any of its facilities, it is uncertain whether such branch facilities would have a materially adverse effect on the business of the Bank.

         In addition, in 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle Act"). That statute provides for nationwide interstate banking and branching. However, during 1995, the Texas legislature elected to opt out of the branching provisions under the Reigle Act until 1999, which effectively prohibits out of state banks from opening branches in Texas. Similarly, banks located in Texas are generally prohibited from opening branches outside of Texas. The Texas legislature will revisit that issue during the 1999 session. Therefore, interstate branching will continue to be prohibited in Texas until at least 1999.

         Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, control of borrowings, control of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the FRB. Those monetary policies influence to a significant extent the overall growth of the bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Bank, therefore, cannot be predicted accurately.

         Dividends. All dividends paid by the Bank are paid to the Company, the sole indirect shareholder of the Bank, through Southside Delaware. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations of the Company. The dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

         The ability of the Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. The Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. Additionally, the FDIC has the right to prohibit the payment of dividends by a bank where such payment is deemed to be an unsafe and unsound banking practice. The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirements that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the FDIC.

         The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on the its future profitability, which cannot be accurately estimated or assured.

         Capital Adequacy. In 1983, Congress enacted the International Lending Supervision Act, which, among other things, directed the FDIC to establish minimum levels of capital for banks and to require banks to achieve and maintain adequate capital. Pursuant to this authority, the FDIC has promulgated capital adequacy regulations to which all state nonmember banks, such as the Bank, are subject. These requirements are similar to the FRB requirements promulgated with respect to bank holding companies. See "Regulation--The Company and Southside Delaware."

         FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multibank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

         In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Bank is not subject to any such requirements.

         FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

         FDICIA. FDICIA made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

         FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

         FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations recently adopted by the FDIC, a bank is deemed to be "well capitalized" if it has a total Risk-Based Capital Ratio of 10% or more, a Core Capital Ratio of 6% or more and a Leverage Ratio of 5% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8% or more, a Core Capital Ratio of 4% or more and a Leverage Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8%, a Core Capital Ratio of less than 4% or a Leverage Ratio of less than 4%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6%, a Core Capital Ratio of less than 3% and a Leverage Ratio of less than 3%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as "well-capitalized" as of December 31, 1997.

         In addition, if a state nonmember bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

         Furthermore, if a state nonmember bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

         The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule provides that banks that (i) have assets of less than $100 million (ii) are categorized as "well capitalized," (iii) were found to be well managed with a composite rating of "outstanding" and (iv) have not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every eighteen months.

         Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

         In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss. In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are "well capitalized," "adequately capitalized" and "less than adequately capitalized (which would include "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" banks). The three subcategories with respect to supervisory concerns are "healthy," "supervisory concern" and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund.

         The federal banking agencies have established guidelines, effective August 9, 1995, which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and management compensation. The agencies may require an institution which fails to meet the standards set forth in the guidelines to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Company cannot predict what effect such guidelines will have on the Bank.

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the FDIC (the "BIF"). As an institution whose deposits are insured by BIF, the Bank is currently required to pay semi-annual deposit insurance premiums to BIF. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

         Management of the Company and the Bank cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

         The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

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

       On December 31, 1997, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 1997 were in excess of the minimum requirements.

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

       Also see discussion of "Banking Industry in Texas" above.

ITEM 2.  PROPERTIES

       The Company completed expansion and remodeling of the bank headquarters at Beckham and Lake Streets during the second half of 1997. Remodeling of the annex building, to accommodate the Company's new centralized phone center, immediately across the parking lot from the bank headquarters, is expected to be completed during 1998.

       Due to growth, the Company acquired the Gentry Parkway branch facility which was previously being leased and added a second ATM. After remodeling is complete, this branch will provide expanded facilities adequate to service this growing market area.

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

       o      Gentry Parkway branch and motor bank facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 1997, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

       The Company's common stock is not actively traded on any established public trading market. The high/low prices shown below were acquired from shareholders voluntarily advising the transfer agent. Accordingly, the market information is incomplete. However, the per share prices listed below are, to the Company's knowledge, generally representative of transactions for the periods reported. During the third quarter of 1997, 1996 and 1995, the Company declared and paid a 5% stock dividend.


      Year Ended                    1st qtr.              2nd qtr.             3rd qtr.              4th qtr.
-----------------------     -------------------   -------------------   ------------------    ---------------

December 31, 1997           $   17.50 -   17.50   $   17.75 -   17.50   $   17.75 -  17.75    $   17.75 -  17.50
December 31, 1996           $   15.50 -   14.50   $   15.50 -   15.50   $   16.50 -  15.50    $   17.50 -  15.50



       See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,199 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of March 2, 1998.

DIVIDENDS

       Cash dividends declared and paid were $.40 per share for the years ended December 31, 1997 and 1996 and $.35 per share for the year ended December 31, 1995. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 1997, 1996 and 1995. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report (in thousands, except per share data).


                                                                  As of and For the Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                       1997         1996         1995        1994          1993
                                                   -----------  -----------  -----------  -----------  ------------

Investment Securities............................  $    71,835  $    57,825  $    76,919  $    82,720   $    69,220
                                                   ===========  ===========  ===========  ===========   ===========

Mortgage-backed and Related Securities...........  $   141,413  $   114,356  $    99,407  $    88,080   $   116,451
                                                   ===========  ===========  ===========  ===========   ===========

Loans, Net of Allowance for Loan Loss............  $   292,665  $   254,918  $   225,461  $   197,853   $   180,763
                                                   ===========  ===========  ===========  ===========   ===========

Deposits.........................................  $   462,674  $   425,950  $   388,308  $   385,102   $   352,355
                                                   ===========  ===========  ===========  ===========   ===========

Total Assets.....................................  $   571,145  $   482,694  $   448,673  $   426,221   $   404,216
                                                   ===========  ===========  ===========  ===========   ===========

Long-term Obligations............................  $    28,547  $     9,096  $    13,686  $     7,997   $     8,850
                                                   ===========  ===========  ===========  ===========   ===========

Interest & Deposit Service Income................  $    39,168  $    34,593  $    32,342  $    28,822   $    26,812
                                                   ===========  ===========  ===========  ===========   ===========

Net Income.......................................  $     5,006  $     4,205  $     4,532  $     3,519   $     4,015
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Basic................  $      1.47  $      1.23  $      1.33  $      1.03   $      1.18
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Diluted..............  $      1.43  $      1.21  $      1.31  $      1.02   $      1.17
                                                   ===========  ===========  ===========  ===========   ===========

Cash Dividends Declared Per Common Share.........  $       .40  $       .40  $       .35  $       .25   $       .25
                                                   ===========  ===========  ===========  ===========   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1997, 1996 and 1995 and financial condition as of December 31, 1997 and 1996. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock dividends.

FORWARD-LOOKING INFORMATION

       Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

FINANCIAL CONDITION

       Total assets increased $88.5 million or 18.3% to $571.1 million at December 31, 1997 from $482.7 million at December 31, 1996. The increase was primarily attributable to a $37.8 million increase in net loans and a $42.1 million increase in the securities portfolio. At December 31, 1997, net loans were $292.7 million compared to $254.9 million at December 31, 1996. The securities portfolio totaled $216.5 million at December 31, 1997 compared to $174.4 million at December 31, 1996. The increase in loans and securities was funded primarily by retail deposit growth and Federal Home Loan Bank ("FHLB") Dallas advances.

       Nonperforming assets at December 31, 1997 totaled $3.1 million, representing .5% of total assets, compared to $2.9 million or .6% of total assets at December 31, 1996. Nonaccruing loans decreased to $1.3 million and the ratio of nonaccruing loans to total loans decreased to .5% at December 31, 1997 as compared to $1.5 million or .6% at December 31, 1996. Real estate owned increased to $364,000 at December 31, 1997 from $273,000 at December 31, 1996.

       Deposits increased $36.7 million to $462.7 million at December 31, 1997 from $426.0 million at December 31, 1996. FHLB Dallas advances were $57.6 million at December 31, 1997, a $48.5 million increase from $9.1 million at December 31, 1996. Other borrowings at December 31, 1997 and 1996 totaled $5.5 million and $6.8 million, respectively, and consisted of short-term and overnight borrowings.

       Shareholders' equity at December 31, 1997 totaled $40.0 million compared to $36.6 million at December 31, 1996. The increase primarily reflects the net income recorded for the year ended December 31, 1997, partially offset by the repurchase of 65,464 shares of the outstanding stock at an average price of $17.62 per share and the declaration of cash dividends.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 1997, 1996 and 1995. The information should be reviewed in conjunction with the other financial statements. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.



                                                                AVERAGE BALANCES AND INTEREST RATES
                                                                       (dollars in thousands)
                                                                             Years Ended
                                   ------------------------------------------------------------------------------------------------
                                    December 31, 1997                    December 31, 1996                  December 31, 1995
                                   -------------------             ---------------------------         ----------------------------
                                     AVG.                   AVG.        AVG.                 AVG.        AVG.                 AVG.
ASSETS                             BALANCE    INTEREST      RATE       BALANCE   INTEREST    RATE      BALANCE  INTEREST      RATE
------                             -------    --------     -------     -------   --------   -------    -------  --------     ------
INTEREST EARNING ASSETS:
Loans(1) .......................   $274,577    $23,847        8.68%    $243,925  $21,314      8.74%   $209,141   $18,861       9.02%
Securities:
Inv. Sec. (Taxable) ............     20,242      1,238        6.12%      24,398    1,476      6.05%     45,452     2,839       6.25%
Inv. Sec. (Tax-Exempt)(2) ......     39,819      3,049        7.66%      37,721    2,805      7.44%     29,965     2,221       7.41%
Mortgage-backed Sec ............    121,546      7,729        6.36%     105,923    6,756      6.38%     89,151     5,673       6.36%
Marketable Equity Sec ..........      2,415        129        5.34%       2,179      119      5.46%      2,068       121       5.85%
Interest Earning Deposits ......        602         34        5.65%         381       21      5.51%        411        25       6.08%
Federal Funds Sold .............      2,285        129        5.65%       3,547      188      5.30%      9,576       567       5.92%
                                    -------    -------                  -------  -------             ---------   -------
Total Interest Earning Assets ..    461,486     36,155        7.83%     418,074   32,679      7.82%    385,764    30,307       7.86%
                                               -------                           -------                         -------

NONINTEREST EARNING ASSETS:
Cash and Due From Banks ........     23,945                              22,160                         20,899
Bank Premises and Equipment ....     14,693                              12,325                         10,717
Other Assets ...................      8,950                               7,257                          7,574
 Less:  Allowance for Loan Loss      (3,355)                             (3,282)                        (3,323)
                                     ------                              ------                       --------


Total Assets ...................   $505,719                            $456,534                       $421,631
                                   ========                            ========                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
 Savings Deposits ..............    $16,173        446        2.76%    $ 15,105      417      2.76%    $14,931      412       2.76%
 Time Deposits .................    206,776     11,000        5.32%     190,094   10,083      5.30%    172,228    8,793       5.11%
 Interest Bearing
  Demand Deposits ..............    117,496      3,265        2.78%     111,950    3,093      2.76%    111,063    3,085       2.78%
 Short-term Interest
  Bearing Liabilities ..........     14,222        773        5.44%       2,671      132      4.94%      1,790       94       5.25%
 Long-term Interest Bearing
  Liabilities-FHLB Dallas ......     12,151        721        5.93%      12,010      672      5.60%      8,912      453       5.08%
                                    -------    -------                  -------  -------              --------  -------
 Total Interest Bearing
   Liabilities..................    366,818     16,205        4.42%     331,830   14,397      4.34%    308,924   12,837       4.16%
                                               -------                           -------                        -------

NONINTEREST BEARING LIABILITIES:
Demand Deposits ................     94,102                              85,453                         78,338
Other Liabilities ..............      6,873                               4,788                          4,184
                                    -------                            --------                       --------
Total Liabilities ..............    467,793                             422,071                        391,446

SHAREHOLDERS' EQUITY ...........     37,926                              34,463                         30,185
                                    -------                            --------                       --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ..........   $505,719                            $456,534                       $421,631
                                   ========                            ========                       ========
NET INTEREST INCOME ............                $19,950                            $18,282                      $ 17,470
                                                =======                            =======                      ========
NET YIELD ON AVERAGE
 EARNING ASSETS ................                              4.32%                           4.37%                           4.53%
                                                            ======                           =====                          ======


(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2) Interest income includes taxable-equivalent adjustments of $988, $907 and $717 as of December 31, 1997, 1996 and 1995, respectively.

Note: For the years ended December 31, 1997, 1996 and 1995, loans totaling $1,344,000, $1,533,000, and $1,256,000, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates (in thousands):



                                                      Years Ended December 31,
                                                        1997 Compared to 1996
                                                   ---------------------------------
                                                    Average      Average   Increase
                                                    Volume        Rate    (Decrease)
INTEREST INCOME:                                    -------     -------    --------


  Loans ..........................................   $ 2,663    $  (130)   $ 2,533
  Investment Securities (Taxable) ................      (254)        16       (238)
  Investment Securities (Tax-Exempt) (1) .........       166         78        244
  Mortgage-backed Securities .....................       994        (21)       973
  Marketable Equity Securities ...................        13         (3)        10
  Federal Funds Sold .............................       (72)        13        (59)
  Interest Earning Deposits ......................        12          1         13
                                                     -------    -------    -------
    Total Interest Income ........................     3,522        (46)     3,476
                                                     -------    -------    -------

INTEREST EXPENSE:
  Savings Deposits ...............................        29                    29
  Time Deposits ..................................       887         30        917
  Interest Bearing Demand Deposits ...............       154         18        172
  Federal Funds Purchased and Other
    Interest Bearing Liabilities .................       627         14        641
  FHLB Dallas Advances ...........................         8         41         49
                                                     -------    -------    -------
    Total Interest Expense .......................     1,705        103      1,808
                                                     -------    -------    -------
  Net Interest Earnings ..........................   $ 1,817    $  (149)   $ 1,668
                                                     =======    =======    =======





                                                       Years Ended December 31,
                                                         1996 Compared to 1995
                                                    ------------------------------
                                                    Average   Average    Increase
                                                     Volume     Rate     (Decrease)
                                                    -------   -------    ----------
INTEREST INCOME:

  Loans ..........................................   $ 3,055    $  (602)   $ 2,453
  Investment Securities (Taxable) ................    (1,276)       (87)    (1,363)
  Investment Securities (Tax-Exempt) (1) .........       577          7        584
  Mortgage-backed Securities .....................     1,070         13      1,083
  Marketable Equity Securities ...................         8        (10)        (2)
  Federal Funds Sold .............................      (325)       (54)      (379)
  Interest Earning Deposits ......................        (2)        (2)        (4)
                                                     -------    -------    -------
    Total Interest Income ........................     3,107       (735)     2,372
                                                     -------    -------    -------

INTEREST EXPENSE:
  Savings Deposits ...............................         5         --          5
  Time Deposits ..................................       938        352      1,290
  Interest Bearing Demand Deposits ...............        25        (17)         8
  Federal Funds Purchased and Other
    Interest Bearing Liabilities .................        43         (5)        38
  FHLB Dallas Advances ...........................       170         49        219
                                                     -------    -------    -------
    Total Interest Expense .......................     1,181        379      1,560
                                                     -------    -------    -------
  Net Interest Earnings ..........................   $ 1,926    $(1,114)   $   812
                                                     =======    =======    =======


      (1) Interest rates on securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

      NOTE: Volume/Rate variances (change in volume times change in rate) have been allocated to amounts attributable to changes in volumes and to changes in rates in proportion to the amounts directly attributable to those changes.

       The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's noninterest income, provision for loan losses and noninterest expenses. General economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, also significantly affect the Company's results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

Comparison of Operating Results for the years ending December 31, 1997 compared to December 31, 1996

OVERVIEW

       During the year ended December 31, 1997, the Company's net income increased $.8 million or 19.0% to $5.0 million, from $4.2 million for the same period in 1996. The increase in net income was primarily attributable to an increase in net interest income and noninterest income which was partially offset by an increase in noninterest expense and provision for loan losses. The results of operations of the Company are primarily those of the Bank.

NET INTEREST INCOME

       Net interest income is the principal source of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in interest earning assets and interest bearing liabilities materially impact net interest income.

       Net interest income increased for the year ended December 31, 1997 $1.6 million or 9.1% compared to the same period in 1996. Interest income for the year ended December 31, 1997 increased $3.4 million or 10.7% to $35.2 million compared to the same period in 1996. The increased interest income in 1997 was attributable to the increase in Average Interest Earning Assets during the year. Average Interest Earning Assets, totaling $461.5 million at December 31, 1997, increased $43.4 million or 10.4% over December 31, 1996 primarily as a result of increases in Average Loans. During the year ended December 31, 1997 the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 59.5% of Total Average Interest Earning Assets compared to 58.3% during 1996. Securities averaged 39.9% of the total and Other Interest Earning Asset categories averaged .6% for December 31, 1997. During 1996 the comparable mix was 40.7% in Securities and 1.0% in the Other Interest Earning Asset categories. The average yield on the Average Interest Earning Assets increased 1 basis point during the year ended December 31, 1997 as compared to 1996. The increase in interest income on Loans of $2.5 million or 11.9% was the result of the increase in Average Loans during 1997. Interest income on securities increased $.9 million in 1997 or 8.9% compared to 1996 primarily due to the increase in the Average Securities during 1997.

       The increase in interest expense for the year ended December 31, 1997 of $1.8 million or 12.6% was attributable to an increase in Average Interest Bearing Liabilities of $35.0 million or 10.5% along with the increase in the average rate paid on Interest Bearing Liabilities of 8 basis points. Average Time Deposits increased $16.7 million or 8.8% while the average rate paid increased 2 basis points along with an increase in Average Interest Bearing Demand Deposits of $5.5 million or 5.0% and an increase in Average Savings Deposits of $1.1 million or 7.1%. Average Noninterest Bearing Demand Deposits increased during 1997 $8.6 million or 10.1%. The latter three categories, which are considered the lowest cost deposits, comprised 52.4% of total average deposits during the year ended December 31, 1997 compared to 52.8% during 1996 and 54.3% during 1995. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans. Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $11.7 million or 79.6% which contributed to the higher interest expense in 1997.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 1997, 1996 and 1995:




                                                                     COMPOSITION  OF DEPOSITS
                                                                       (dollars in thousands)
                                                                        Years Ended December 31,
                                                   ---------------------------------------------------------------
                                                           1997                  1996                 1995
                                                   --------------------  -------------------   -------------------
                                                     AVG.         AVG.     AVG.        AVG.      AVG.        AVG.
                                                   BALANCE        RATE   BALANCE       RATE    BALANCE       RATE
                                                   ---------     ------  ---------     -----   ---------     -----
Noninterest Bearing Demand Deposits..............  $  94,102        N/A  $  85,453        N/A  $  78,338       N/A
Interest Bearing Demand Deposits.................    117,496      2.78%    111,950      2.76%    111,063      2.78%
Savings Deposits.................................     16,173      2.76%     15,105      2.76%     14,931      2.76%
Time Deposits....................................    206,776      5.32%    190,094      5.30%    172,228      5.11%
                                                   ---------             ---------             ---------

     Total Deposits..............................  $ 434,547      3.39%  $ 402,602      3.38%  $ 376,560      3.26%
                                                   =========             =========             =========


PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1997 was $1.0 million compared to $.5 million for December 31, 1996. For the year ended December 31, 1997, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $.9 million, an increase of 55.6% compared to December 31, 1996. For the year ended December 31, 1996, net charge-offs on loans were $.6 million.

       The increase in net charge-offs for 1997 occurred primarily as a result of the increase in loans over the past four years which have grown $112 million, increased bankruptcies which caused the charge-offs for loans to individuals to remain consistent with last year's increased level and three commercial loans which comprised the majority of the increase in charge-offs for commercial loans.

       As of December 31, 1997, the Company's review of the loan portfolio indicates that a loan loss reserve of $3.4 million is adequate.

NONINTEREST INCOME

       Noninterest income is an important source of earnings. The Company intends to maximize noninterest income in the future by looking for new fee income services to provide customers and by continuing to review service charge schedules and by competitively and profitably pricing those services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1997 and the comparable year ended December 31, 1996 and indicates the percentage changes (dollars in thousands):



                                                 Years Ended
                                                 December 31,
                                               ----------------   Percent
                                                1997     1996     Change
                                               ----------------   -------
Deposit services ............................   $4,001   $2,821     41.8%
Gains on securities available for sale ......      233      132     76.5%
Other .......................................    1,432    1,180     21.4%
                                                ------   ------

Total noninterest income ....................   $5,666   $4,133     37.1%
                                                ======   ======


       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. Total noninterest income for the year ended December 31, 1997 increased 37.1% or $1.5 million compared to 1996. Securities gains increased $.1 million or 76.5% from 1996. Of the $233,000 in net securities gains from the AFS portfolio in 1997, there were $376,000 in realized gains and $143,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee (ALCO) and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $1.2 million or 41.8% was a result of the introduction of a new overdraft privilege program, increased numbers of deposit accounts and increased deposit activity. Other noninterest income increased $.3 million or 21.4% primarily as a result of increases in trust income and mortgage servicing release fees.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1997 and the comparable year ended December 31, 1996 and indicates the percentage changes:



                                                                             Years Ended
                                                                             December 31,
                                                                    ----------------------------
                                                                          1997           1996           Percent
                                                                            (in thousands)               Change
                                                                     ------------    ------------        -------
Salaries and employee benefits....................................   $      9,889    $      9,382            5.4%
Net occupancy expense.............................................          2,089           1,749           19.4%
Equipment expense.................................................            414             321           29.0%
Advertising, travel and entertainment.............................          1,006             956            5.2%
Supplies..........................................................            440             436             .9%
FDIC insurance....................................................             52               2         2500.0%
Postage...........................................................            331             301           10.0%
Other.............................................................          2,707           2,219           22.0%
                                                                     ------------    ------------

Total noninterest expense.........................................   $     16,928    $     15,366           10.2%
                                                                     ============    ============


       Noninterest expense for the year ended December 31, 1997 increased $1.6 million or 10.2% when compared to the year ended December 31, 1996. Salaries and employee benefits increased $.5 million or 5.4% due to several factors. Higher direct salary expense including payroll taxes of $.8 million was offset by lower retirement expense. The increase is reflective of personnel additions to staff the three new branches opened in the second half of 1996, overall bank growth and pay increases. Health insurance expense increased $28,000 or 3.2% in 1997 compared to the same period in 1996. Retirement expense decreased $.3 million or 34.1% for the year ended December 31, 1997.

       Net occupancy expense increased $.3 million or 19.4% for the year ended December 31, 1997 compared to the same period in 1996, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the three new branches opened in 1996 and the expansion of the bank headquarters completed during 1997.

       Equipment expense increased $.1 million or 29.0% for the year ended December 31, 1997 when compared to 1996 due to increased equipment usage at the three new branch locations opened in 1996 and increased equipment costs associated with equipment maintenance.

       Advertising expense increased $.1 million or 5.2% for the year ended December 31, 1997 compared to the same period in 1996. The increase occurred due to increases in direct advertising during 1997 as a result of the opening of the three new branches in 1996 and new products introduced in 1997. Donations also increased during the year ended December 31, 1997 and are included in this total.

       FDIC insurance increased $50,000 or 2,500% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company anticipates the percentage of change will decrease in 1998. During the year ended December 31, 1996, the insurance expense was reduced to $500 per quarter as a result of the Bank Insurance Fund being fully funded. Congress passed legislation which increased FDIC insurance expense to $1.26 per hundred dollars of deposits in 1997 to pay for a portion of the Savings and Loan bailout.

       Other expense increased $.5 million or 22.0% during the year ended December 31, 1997 compared to 1996. The increase was due primarily to increased professional fees paid during 1997 for additional internal auditing, data processing programming, compliance reviews, loan loss reviews and consulting fees paid in relation to the introduction of the overdraft privilege product.

INCOME TAXES

       Income tax expense was $1.7 million for the year ended December 31, 1997 and represented a $.3 million or 17.5% increase from the year ended December 31, 1996. The increased income tax expense was primarily a result of higher pre-tax income.

    Management believes that the Company will generate sufficient future taxable income to realize the entire deferred tax asset and that realization of net deferred tax asset is more likely than not.

December 31, 1996 compared to December 31, 1995

OVERVIEW

       During the year ended December 31, 1996, the Company's net income decreased $.3 million or 7.2% to $4.2 million, compared to $4.5 million for the same period in 1995. The decrease in net income was primarily attributable to a net increase in the reserve for loan losses provision expense, expenses associated with the opening of three new branches and a decrease in gains realized on the sale of securities which was partially offset by an increase in net interest income and noninterest income.

NET INTEREST INCOME

       Net interest income increased for the year ended December 31, 1996 $.6 million or 3.7% compared to the same period in 1995. Interest income for the year ended December 31, 1996 increased $2.2 million or 7.4% to $31.8 million compared to the same period in 1995. The increased interest income in 1996 was attributable to the increase in Average Interest Earning Assets during the year. The average yield on Average Interest Earning Assets decreased 4 basis points during the year ended December 31, 1996 as compared to 1995. The increase in interest income on Loans of $2.5 million or 13.0% was the result of the increase in Average Loans during 1996. Interest income on securities increased $.1 million in 1996 or 1.1% compared to 1995 primarily due to the increase in the Average Securities during 1996.

       The increase in interest expense for the year ended December 31, 1996 of $1.6 million or 12.2% was attributable to an increase in Average Interest Bearing Liabilities of $22.9 million or 7.4% along with the increase in the average rate paid on Interest Bearing Liabilities of 18 basis points. Average Time Deposits increased $17.9 million or 10.4% while the average rate paid increased 19 basis points along with the increase in Average Interest Bearing Demand Deposits of $.9 million. Average Long-term Interest Bearing Liabilities increased $3.1 million which contributed to the higher interest expense in 1996.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1996 and 1995 were $500,000 and ($300,000), respectively. For the year ended December 31, 1996, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $568,000 an increase of 218.3% compared to December 31, 1995. For the year ended December 31, 1995, net recoveries on loans were $480,000. The increase in net charge-offs for 1996 occurred primarily as a result of significant recoveries realized during 1995. Also contributing to the increase was an increase in charged-off loans. In 1995, due to the significant recoveries realized, the Company recorded a negative provision for loan loss of $300,000. The $500,000 provision for loan loss in 1996 is reflective of increased charge-offs and smaller recoveries in 1996 compared to 1995 and an increase in the loan portfolio of $29.4 million.

NONINTEREST INCOME

       Total noninterest income for the year ended December 31, 1996 increased 6.7% or $.3 million compared to 1995. Securities gains decreased $.1 million or 40.3% from 1995. Of the $132,000 in net securities gains from the AFS portfolio in 1996, there were $199,000 in realized gains and $67,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $69,000 or 2.5% was a result of increased deposit activity. Other noninterest income increased $279,000 or 31% primarily as a result of increases in trust income, credit life commissions and mortgage servicing release fees.

NONINTEREST EXPENSE

       Noninterest expense for the year ended December 31, 1996 increased $.7 million or 4.7% when compared to the year ended December 31, 1995. Salaries and employee benefits increased $.8 million or 9.8% due to several factors. Higher direct salary expense including payroll taxes represented $.7 million of the increase. The increase is reflective of personnel additions to staff the three new branches opened during 1996 along with overall bank growth, pay increases and the increased commitment to residential mortgage lending. Health insurance expense increased $.2 million or 27.2% in 1996 compared to the same period in 1995. Retirement expense decreased $10,000 or 1.2% for the year ended December 31, 1996.

       Net occupancy expense increased $.1 million or 6.9% for the year ended December 31, 1996 compared to the same period in 1995, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of three new branches opened in 1996 and the opening of the new motor bank facility at Gentry Parkway.

       Advertising expense increased $.1 million or 7.7% for the year ended December 31, 1996 compared to the same period in 1995. The increase occurred due to increases in direct advertising during 1996 as a result of the opening of three new branches in 1996 and the new motor bank facility. Donations also increased during the year ended December 31, 1996 and are included in this total.

       FDIC insurance decreased $.4 million or 99.5% for the year ended December 31, 1996 compared to the year ended December 31, 1995. During August 1995, the FDIC announced a decrease in the insurance premiums from $.23 per hundred dollars of deposits insured to $.04 per hundred dollars insured effective June 1, 1995. As a result, Southside Bank received a refund of $230,000 in September 1995 and the monthly expense for the remainder of the year decreased significantly. During the year ended December 31, 1996, the insurance expense was reduced to $500 per quarter as a result of the Bank Insurance Fund being fully funded.

INCOME TAXES

    Income tax expense was $1,437,000 for the year ended December 31, 1996 and represented a $276,000 or 16.1% decrease from the year ended December 31, 1995. The decreased income tax expense primarily is a result of lower pre-tax income and an increase in tax free income in 1996.

MANAGEMENT OF LIQUIDITY

         Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 1997 these investments were 18.7% of Total Assets, as compared with 18.2% for December 31, 1996, and 22.7% for December 31, 1995. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has two lines of credit for the purchase of federal funds. A $15.0 million and $10.0 million unsecured line of credit has been established with Nationsbank and Texas Independent Bank, respectively.

INTEREST RATE RISK

       The primary objective of monitoring the Company's interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

       Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest earning assets and interest bearing liabilities are subject to changes in interest rates either at repricing replacement or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are referred to as interest sensitivity gaps and are usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity and a negative gap represents net liability sensitivity. The table on page 37 shows interest sensitivity gaps for four different intervals as of December 31, 1997.

       The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest-bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest-earning assets maturing or repricing within the same period. If more interest-earning assets than interest-bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

       In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position.

       The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on mortgage related assets, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Nonaccrual loans are not included in the Loan totals. All instruments are classified as other than trading.


                                                              EXPECTED MATURITY DATE
                                                              (dollars in thousands)

                                                              Year Ending December 31,
                               -----------------------------------------------------------------------------------
                                                                                                             Fair
                               1998       1999       2000       2001       2002    Thereafter    Total       Value
                               ----       ----       ----       ----       ----    ----------    -----       -----


Fixed Rate Loans..........  $   80,763 $   49,788 $   31,377 $   21,740 $   12,446 $   42,897 $  239,011 $  238,073
                                  9.11%      9.04%      9.01%      8.86%      8.64%      8.36%      8.90%

Adjustable Rate Loans.....      32,780      2,378      3,340      1,512      1,715     13,955     55,680     55,680
                                  9.84%     10.00%     10.05%      9.75%     10.06%      9.77%      9.85%

Mortgage-backed
Securities................      40,397     33,827     24,405     16,730      9,131     16,923    141,413    141,439
                                  6.49%      6.51%      6.49%      6.45%      6.57%      6.45%      6.49%

Investments and Other
Interest Earning Assets...      30,023      4,549      5,794      1,691        683     35,438     78,178     78,173
                                  5.85%      7.55%      7.46%      7.39%      7.87%      7.72%      6.97%

Total Interest
Earning Assets............  $  183,963 $   90,542 $   64,916 $   41,673 $   23,975 $  109,213 $  514,282 $  513,365
                                  8.13%      8.05%      7.98%      7.87%      7.93%      8.04%      8.05%


Savings Deposits..........  $    2,154 $    1,077 $          $          $          $   12,924 $   16,155 $   16,155
                                  2.76%      2.76%                                       2.76%      2.76%

NOW Deposits..............       8,583      4,291                                      51,494     64,368     64,321
                                  2.15%      2.15%                                       2.15%      2.15%

Money Market Deposits.....       7,666      3,833                                      45,994     57,493     57,493
                                  3.38%      3.38%                                       3.38%      3.38%

Certificates of Deposit...     154,699     36,146      9,972      2,887      7,437         18    211,159    211,658
                                  5.25%      5.78%      6.28%      5.90%      6.00%      5.35%      5.42%

FHLB Dallas Advances......      30,320      1,201      4,069      4,363      6,287     11,307     57,547     54,753
                                  4.96%      5.68%      5.94%      6.06%      6.11%      6.06%      5.47%

Other Borrowings..........       5,531                                                             5,531      5,530
                                  7.06%                                                             7.06%

Total Interest
Bearing Liabilities........  $ 208,953  $  46,548  $  14,041  $   7,250  $  13,724  $ 121,737  $ 412,253  $ 409,910
                                  5.03%      5.18%      6.18%      6.00%      6.05%      3.04%      4.55%


       Residential fixed rate loans are assumed to have annual payment rates between 4% and 15% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 4% and 15%. Consumer loans are assumed to prepay at an annualized rate between 8% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 20% to 40%.

       The Company assumes 80% of savings accounts, transaction accounts and Money Market accounts at December 31, 1997, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

       In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

       The following table sets forth certain information as of December 31, 1997 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):



Rate Sensitive Assets (RSA)                  1-3 Mos.      4-12 Mos.       1-5 Yrs.     Over 5 Yrs.      Total
                                          -------------   -----------    ------------   -----------   ------------
Loans(1)................................. $      81,113   $    55,330    $    118,400   $    39,848   $    294,691
Securities...............................        19,861        50,298          96,810        49,537        216,506
Other Interest
  Earning Assets.........................         3,085                                                      3,085
                                          -------------   -----------    ------------   -----------   ------------

Total Rate Sensitive Assets.............. $     104,059   $   105,628    $    215,210   $    89,385   $    514,282
                                          =============   ===========    ============   ===========   ============

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits (3)............ $     191,631   $   101,084    $     56,442   $        18   $    349,175
Other Interest
  Bearing Liabilities....................         9,879        25,972          15,920        11,307         63,078
                                          -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Liabilities......... $     201,510   $   127,056    $     72,362   $    11,325   $    412,253
                                          =============   ===========    ============   ===========   ============

Gap (2)..................................       (97,451)      (21,428)        142,848        78,060        102,029
Cumulative Gap...........................       (97,451)     (118,879)         23,969       102,029
Cumulative Ratio of RSA
  to RSL.................................           .52           .64            1.06          1.25           1.25
Gap/Total Earning Assets.................        (18.9%)        (4.2%)          27.8%          15.2%         19.8%


-------------------------------------------------------------------------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 1997.
(2) Gap equals Total RSA minus Total RSL.
(3) All Savings, NOW and MMDA deposit accounts are included in the 1-3 Mos. column.

    The Asset Liability Management Committee of Southside Bank closely monitors the desired gap along with various liquidity ratios to insure a satisfactory liquidity position for the Company. Rates have fluctuated several hundred basis points during the last five years. During this time, NOW, MMDA and Savings rates have moved very little. Therefore, when considering rate sensitivity, management does not consider NOW, Savings and 50% of MMDA to be one day interest rate sensitive. Management puts these deposits in the over 5 year category for purposes of internal evaluation. As a result of reclassifying these deposits, management considers the Company to be well matched. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor the Bank's gap position along with other liquidity ratios. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

CAPITAL RESOURCES

       Total Shareholders' Equity at December 31, 1997, of $40,031,000 increased 9.4% or $3,427,000 from December 31, 1996 and represented 7.0% of total assets at December 31, 1997 compared to 7.6% at December 31, 1996.

       Net income for 1997 of $5,006,000 was the major contributor to the increase in Shareholders' Equity at December 31, 1997 along with a net increase in unrealized gains of $445,000 on securities available for sale. In addition, the Company issued $326,000 in common stock (18,430 shares) through the Company's dividend reinvestment plan and sold $77,000 of treasury stock (11,700 shares). Decreases to Shareholders' Equity consisted of $1,316,000 in dividends paid and the purchase of $1,154,000 in treasury stock (65,464 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 1997, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

         To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                       For Capital                     Prompt Corrective
                                             Actual                 Adequacy Purposes                  Action Provisions
                                       --------------------     ----------------------------        ---------------------------
                                        Amount        Ratio        Amount         Ratio                Amount         Ratio
                                       ---------      -----    --------------  ------------        --------------  -----------

As of December 31, 1997:

Total Capital
  (to Risk Weighted Assets).........  $   41,965       12.89%  > or = $26,038   > or =  8.0%       > or = $32,547  > or = 10.0%

Tier 1 Capital
  (to Risk Weighted Assets).........  $   38,595       11.86%  > or = $13,019   > or =  4.0%       > or = $19,528  > or =  6.0%

Tier 1 Capital
  (to Average Assets) (1)...........  $   38,595        7.25%  > or = $21,283   > or =  4.0%       > or = $26,604  > or  = 5.0%

As of December 31, 1996:

Total Capital
  (to Risk Weighted Assets).........  $   38,891       13.74%  > or = $22,640   > or =  8.0%       > or = $28,300   > or = 10.0%

Tier 1 Capital
  (to Risk Weighted Assets).........  $   35,642       12.59%  > or = $11,320   > or =  4.0%       > or = $16,980   > or = 6.0%

Tier 1 Capital
  (to Average Assets) (1)...........  $   35,642        7.63%  > or = $14,015   > or =  3.0%       > or = $23,359   >  or = 5.0%



       (1) Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes key equity ratios for the Company for the years ended December 31, 1997, 1996 and
1995.



                                                                                    Years Ended December 31,
                                                                               -----------------------------------
                                                                                1997          1996           1995
                                                                               -----          ----           ----
Percentage of Net Income to:
  Average Total Assets................................................           .99%          .92%          1.07%
  Average Shareholders' Equity........................................         13.20%        12.20%         15.01%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share-Basic..........................         27.21%        32.52%         26.32%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share-Diluted........................         27.97%        33.06%         26.72%
Percentage of Average Shareholders'
  Equity to Average Total Assets......................................          7.50%         7.55%          7.16%



YEAR 2000 COMPLIANCE (Y2K)

       The Company continues to address the Y2K issue as it effects all software, hardware and other systems associated with ensuring the Company is Y2K compliant. The Y2K issue could impact any computer or other date sensitive systems that store dates using a two digit year format. These systems may recognize the year "00" as 1900, not 2000. This could produce miscalculations, generate erroneous data or even cause a system to fail. All software, hardware and other systems have been identified and categorized as to its business significance and critical nature. Third parties on which the Company is dependent for Y2K compliance have been notified. The Company is initiating communication with large customers to determine what steps they are undertaking to ensure they will be Y2K compliant before January 1, 2000. Future credit decisions when appropriate will include a detailed assessment of customers' Y2K plans for achieving timely compliance. The Company's critical software, hardware and other systems should be thoroughly tested and Y2K compliant before the end of 1998. Contingency plans have been made as necessary for appropriate software, hardware and other systems. It is anticipated the cost associated with the Company becoming fully Y2K compliant is approximately $750,000. Approximately 80% of this cost will be new equipment and new software which will be depreciated over a three to five year period.

       The Company presently believes that with modifications to existing software and conversion to new software, the Y2K issue will not pose significant operational problems for the Company's computer systems or business operations. However, if such modifications and conversions are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company. In addition, there can be no assurance that unforeseen problems in the Company's computer systems, or the systems of third parties on which the Company's computers rely, would not have an adverse effect on the Company's systems or operations.

OTHER ACCOUNTING ISSUES

       In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). This statement, supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. The adoption of FAS 128 did not have a material impact on the Company.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). This statement, which the Company will be required to adopt in 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt FAS 130 beginning January 1, 1998.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement, which the Company will be required to adopt in 1998, supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The new standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. In the initial year of application, comparative information for earlier years is to be restated. The Company will adopt FAS 131 in the year ending December 31, 1998.

       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). This statement, which the Company will be required to adopt in 1998, amends FAS 87, Employers' Accounting for Pension, FAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new standard revises employers' disclosures about pension and other postretirement benefit plans without changing the measurement or recognition of those plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company will adopt FAS 132 beginning January 1, 1998.

EFFECTS OF INFLATION

         The consolidated financial statements of the Company, and their related notes, have been prepared in accordance with generally accepted accounting principles, that require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike many industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this item is set forth in Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

               Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

               The information required under this item appears beginning on page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required under this item beginning on page 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 22, 1998, and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)
      1. Financial Statements

               The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

               Consolidated Balance Sheets as of December 31, 1997 and 1996.

               Consolidated Statements of Income for the years ended December
                    31, 1997, 1996, and 1995.

               Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flow for the years ended December
                    31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules

               All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


      3. Exhibits

                 Exhibit
                    No.
                 -------
                 3(a)(i)       -   Articles of Incorporation as amended and in effect on December 31,
                                   1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as
                                   Exhibit 3 to the Registrant's Form 10-K for the year ended December 31,
                                   1992, and incorporated herein).

                 3(a)(ii)      -   Articles of Amendment effective May 9, 1994 to Articles of
                                   Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant's Form 10-K for the year ended
                                   December 31, 1994, and incorporated herein).

                 3(b)          -   Bylaws as amended and in effect on March 23, 1995 of Southside
                                   Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

              **10(a)(i)       -   Deferred Compensation Plan for B.G. Hartley effective February 13,
                                   1984, as amended June 28, 1990 and December 15, 1994 (filed as Exhibit
                                   10(a)(i) to the Registrant's Form 10-K for the year ended December 31,
                                   1994, and incorporated herein).

                  **10(a)(ii)  -   Deferred Compensation Plan for Robbie N. Edmonson effective
                                   February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as
                                   Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December
                                   31, 1995, and incorporated herein).

                  **10(b)      -   Officers Long-term Disability Income  Plan effective June 25, 1990
                                   (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended
                                   June 30, 1990, and incorporated herein).

                  **10(c)      -   Retirement Plan Restoration Plan for the subsidiaries of SoBank,
                                   Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the
                                   Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein).

                  **10(d)      -   Incentive Stock Option Plan effective April 1, 1993 of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.) (filed as Exhibit 10(d) to the
                                   Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

                  **10(e)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Titus Jones and Andy Wall as amended November 13, 1995.  (filed as
                                   Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31,
                                   1995 and incorporated herein).

                *,**10(f)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam
                                   Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of
                                   Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell.

                   *22         -   Subsidiaries of the Registrant.

                   *23         -   Consent of Independent Accountants.

                   *27         -   Financial Data Schedule for the year ended December 31, 1997.

                   *27(a)      -   Restated Financial Data Schedule for the quarter ended September 30, 1997.

                   *27(b)      -   Restated Financial Data Schedule for the quarter ended June 30, 1997.

                   *27(c)      -   Restated Financial Data Schedule for the quarter ended March 31, 1997.

                   *27(d)      -   Restated Financial Data Schedule for the year ended December 31, 1996.

                   *27(e)      -   Restated Financial Data Schedule for the quarter ended September 30, 1996.

                   *27(f)      -   Restated Financial Data Schedule for the quarter ended June 30, 1996.

                   *27(g)      -   Restated Financial Data Schedule for the quarter ended March 31, 1996.

                   *27(h)      -   Restated Financial Data Schedule for the year ended December 31, 1995.


------------------

             *      Filed herewith.

             ** Compensation plan, benefit plan or employment contract or arrangement.

     (b)  Reports on Form 8-K

          Registrant did not file any Form 8-K's during the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHSIDE BANCSHARES, INC.

                                   BY:    /s/  B. G. HARTLEY
                                       ---------------------------------------
                                               B. G. Hartley, Chairman of the
                                               Board and Director (Principal
                                               Executive Officer)


                                          /s/  LEE R. GIBSON
                                       ---------------------------------------
                                               Lee R. Gibson, CPA, Executive
                                               Vice President (Principal
                                               Financial Officer and Accounting
DATED:  March 26, 1998                         Officer)


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

             Signature                                    Title                                      Date
             ---------                                    -----                                      ----
   /s/   B. G. HARTLEY                             Chairman of the Board                 March 26, 1998
-----------------------------------------          and Director
        (B. G. Hartley)

   /s/   ROBBIE N. EDMONSON                        President and Director                March 26, 1998
-----------------------------------------
        (Robbie N. Edmonson)

   /s/   SAM DAWSON                                Executive Vice President,             March 26, 1998
-----------------------------------------          Secretary and Director
        (Sam Dawson)

   /s/   FRED E. BOSWORTH                          Director                              March 26, 1998
-----------------------------------------
        (Fred E. Bosworth)

   /s/   HERBERT C. BUIE                           Director                              March 26, 1998
-----------------------------------------
        (Herbert C. Buie)

   /s/   ROLLINS CALDWELL                          Director                              March 26, 1998
-----------------------------------------
        (Rollins Caldwell)

   /s/   W. D. (JOE) NORTON                        Director                              March 26, 1998
-----------------------------------------
        (W. D. (Joe) Norton)

   /s/   WILLIAM SHEEHY                            Director                              March 26, 1998
-----------------------------------------
        (William Sheehy)

   /s/   MURPH WILSON                              Director                              March 26, 1998
-----------------------------------------
        (Murph Wilson)

                        Report of Independent Accountants



To the Shareholders and Board of Directors
Southside Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southside Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



 /s/ COOPERS & LYBRAND L.L.P.



 Coopers & Lybrand L.L.P.
 Dallas, Texas
 March 13, 1998

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                                   December 31,   December 31,
                                                                                       1997           1996
                                                                                   ------------   ------------
                                                          ASSETS
Cash and due from banks .......................................................     $  36,593      $  31,653
Investment securities:
   Available for sale .........................................................        71,031         56,091
   Held to maturity ...........................................................           804          1,734
                                                                                    ---------      ---------
     Total Investment securities ..............................................        71,835         57,825
Mortgage-backed and related securities:
   Available for sale .........................................................       127,751         90,574
   Held to maturity ...........................................................        13,662         23,782
                                                                                    ---------      ---------
     Total Mortgage-backed securities .........................................       141,413        114,356
Marketable equity securities:
   Available for sale .........................................................         3,258          2,220
Loans:
   Loans,  net of unearned discount ...........................................       296,035        258,167
   Less:  Reserve for loan losses .............................................        (3,370)        (3,249)
                                                                                    ---------      ---------
     Net Loans ................................................................       292,665        254,918
Premises and equipment, net ...................................................        17,627         13,695
Other real estate owned, net ..................................................           364            273
Interest receivable ...........................................................         3,918          3,300
Deferred tax asset ............................................................           460            464
Other assets ..................................................................         3,012          3,990
                                                                                    ---------      ---------

     TOTAL ASSETS .............................................................     $ 571,145      $ 482,694
                                                                                    =========      =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ........................................................     $ 113,499      $  98,901
   Interest bearing ...........................................................       349,175        327,049
                                                                                    ---------      ---------
     Total Deposits ...........................................................       462,674        425,950
Short-term obligations:
   Federal funds purchased ....................................................         3,884          4,800
   FHLB Dallas Advances .......................................................        29,000
   Other obligations ..........................................................         1,647          2,035
Long-term obligations:
   FHLB Dallas Advances .......................................................        28,547          9,096
Other liabilities .............................................................         5,362          4,209
                                                                                    ---------      ---------
     TOTAL LIABILITIES ........................................................       531,114        446,090
                                                                                    ---------      ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
    3,496,269 and 3,316,127 shares issued) ....................................         8,740          8,290
   Paid-in capital ............................................................        21,290         18,501
   Retained earnings ..........................................................        10,414          9,628
   Treasury stock (116,750 and 62,986 shares at cost) .........................        (1,820)          (777)
   Net unrealized gains on securities available for sale, net of taxes ........         1,407            962
                                                                                    ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY ..............................................        40,031         36,604
                                                                                    ---------      ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................     $ 571,145      $ 482,694
                                                                                    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                 Years Ended December 31,
                                                                            ------------------------------------
                                                                               1997         1996           1995
                                                                            --------      --------      --------
Interest income
   Loans ..............................................................     $ 23,847      $ 21,314      $ 18,861
   Investment securities ..............................................        3,299         3,374         4,343
   Mortgage-backed and related securities .............................        7,729         6,756         5,673
   Marketable equity securities .......................................          129           119           121
   Other interest earning assets ......................................          163           209           592
                                                                            --------      --------      --------
         Total interest income ........................................       35,167        31,772        29,590
                                                                            --------      --------      --------
Interest expense
   Time and savings deposits ..........................................       14,711        13,593        12,290
   Short-term obligations .............................................          773           132            94
   Long-term obligations ..............................................          721           672           453
                                                                            --------      --------      --------
         Total interest expense .......................................       16,205        14,397        12,837
                                                                            --------      --------      --------
Net interest income ...................................................       18,962        17,375        16,753
Provision for loan losses .............................................        1,005           500          (300)
                                                                            --------      --------      --------
Net interest income after provision for loan losses ...................       17,957        16,875        17,053
                                                                            --------      --------      --------
Noninterest income
   Deposit services ...................................................        4,001         2,821         2,752
   Gain on sales of securities available for sale .....................          233           132           221
   Other ..............................................................        1,432         1,180           901
                                                                            --------      --------      --------
         Total noninterest income .....................................        5,666         4,133         3,874
                                                                            --------      --------      --------
Noninterest expense
   Salaries and employee benefits .....................................        9,889         9,382         8,545
   Net occupancy expense ..............................................        2,089         1,749         1,636
   Equipment expense ..................................................          414           321           302
   Advertising, travel & entertainment ................................        1,006           956           888
   Supplies ...........................................................          440           436           388
   FDIC insurance .....................................................           52             2           434
   Postage ............................................................          331           301           303
   Other ..............................................................        2,707         2,219         2,186
                                                                            --------      --------      --------
         Total noninterest expense ....................................       16,928        15,366        14,682
                                                                            --------      --------      --------
Income before federal tax expense .....................................        6,695         5,642         6,245
                                                                            --------      --------      --------
Provision (benefit) for federal tax expense
   Current ............................................................        1,914         1,648         1,429
   Deferred ...........................................................         (225)         (211)          284
                                                                            --------      --------      --------
         Total income taxes ...........................................        1,689         1,437         1,713
                                                                            --------      --------      --------

Net Income ............................................................     $  5,006      $  4,205      $  4,532
                                                                            ========      ========      ========


Earnings Per Common Share-Basic
   Net Income .........................................................     $   1.47      $   1.23      $   1.33
Earnings Per Common Share-Diluted
   Net Income .........................................................     $   1.43      $   1.21      $   1.31


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

                                                                                                        Net
                                                                                                    Unrealized        Total
                                                 Common      Paid in       Retained    Treasury        Gains      Shareholders'
                                                  Stock      Capital       Earnings     Stock         (Losses)       Equity
                                                 --------    --------      --------    --------      ---------    -----------
Balance at December 31, 1994 ................    $  7,433    $  14,529     $  7,480    $   (219)     $  (1,699)   $    27,524
Net Income ..................................                                 4,532                                     4,532
Cash dividend ($.35 per share) ..............                                (1,047)                                   (1,047)
5% Stock dividend ...........................         368        1,474       (1,842)
Common stock issued (20,800 shares) .........          52          206                                                    258
Purchase of 26,339 shares of
 treasury stock .............................                                              (267)                         (267)
Net increase in unrealized gains on
 securities available for sale (net of tax) .                                                            2,352          2,352
                                                 --------    ---------     --------    --------      ---------    -----------

Balance at December 31, 1995 ................       7,853       16,209        9,123        (486)           653         33,352
Net Income ..................................                                 4,205                                     4,205
Cash dividend ($.40 per share) ..............                                (1,258)                                   (1,258)
5% Stock dividend ...........................         388        2,017       (2,405)
Common stock issued (19,557 shares) .........          49          259                                                    308
Purchase of 27,648 shares of
 treasury stock .............................                                              (425)                         (425)
Sale of 14,083 shares of
 treasury stock .............................                                   (37)        134                            97
Net increase in unrealized gains on
 securities available for sale (net of tax) .                                                              309            309
FAS 109 - Incentive Stock Options ...........                       16                                                     16
                                                 --------    ---------     --------    --------      ---------    -----------

Balance at December 31, 1996 ................       8,290       18,501        9,628        (777)           962         36,604
Net Income ..................................                                 5,006                                     5,006
Cash dividend ($.40 per share) ..............                                (1,316)                                   (1,316)
5% Stock dividend ...........................         404        2,466       (2,870)
Common stock issued (18,430 shares) .........          46          280                                                    326
Purchase of 65,464 shares of
 treasury stock .............................                                            (1,154)                       (1,154)
Sale of 11,700 shares of
 treasury stock .............................                                   (34)        111                            77
Net increase in unrealized gains on
 securities available for sale (net of tax) .                                                              445            445
FAS 109 - Incentive Stock Options ...........                       43                                                     43
                                                 --------    ---------     --------    --------      ---------    -----------
Balance at December 31, 1997 ................    $  8,740    $  21,290     $ 10,414    $ (1,820)     $   1,407    $    40,031
                                                 ========    =========     ========    ========      =========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                                             Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                       1997            1996           1995
                                                                                     ---------      ---------     ----------
OPERATING ACTIVITIES:
  Net income ...................................................................     $   5,006      $   4,205     $    4,532
  Adjustments to reconcile net cash provided by operations:
    Depreciation and amortization ..............................................         2,804          2,250          1,563
    Accretion of discount and loan fees ........................................          (780)          (737)          (846)
    Provision for loan losses ..................................................         1,005            500           (300)
    Deferred loan origination cost .............................................                                         (72)
    Gain on sales of securities available for sale .............................          (233)          (132)          (221)
    Gain on sales of premises and equipment ....................................           (12)            (6)           (10)
    Gain on sales of other real estate owned ...................................                                         (20)
    Increase in interest receivable ............................................          (618)          (205)          (514)
    (Increase) decrease in other assets ........................................           923           (964)           563
    (Increase) decrease in deferred tax asset ..................................          (182)          (194)           284
    Increase in interest payable ...............................................           598            103            217
    Increase (decrease) in other payables ......................................           167         (2,586)         2,912
                                                                                     ---------      ---------     ----------
        Net cash provided by operating activities ..............................         8,678          2,234          8,088

INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale ............        31,037         19,928         33,457
    Proceeds from sales of mortgage-backed securities available for sale .......        37,247         18,991         16,555
    Proceeds from maturities of investment securities available for sale .......        16,366         33,920         20,582
    Proceeds from maturities of mortgage-backed securities available for sale ..        33,389         18,529          5,994
    Proceeds from maturities of investment securities held to maturity .........           936            941         17,510
    Proceeds from maturities of mortgage-backed securities held to maturity ....        10,214         10,398          6,403
    Purchases of investment securities available for sale ......................       (61,370)       (35,098)       (63,663)
    Purchases of mortgage-backed securities available for sale .................      (108,788)       (63,353)       (38,299)
    Purchases of marketable equity securities available for sale ...............        (1,038)          (108)          (107)
    Net decrease in federal funds sold .........................................                                      11,100
    Net increase in loans ......................................................       (39,900)       (31,144)       (27,486)
    Purchases of premises and equipment ........................................        (5,153)        (3,070)        (2,822)
    Proceeds from sales of premises and equipment ..............................            17             25             42
    Proceeds from sales of repossessed assets ..................................         1,015          1,165          1,002
    Proceeds from sales of other real estate owned .............................            98                           145
                                                                                     ---------      ---------     ----------
        Net cash used in investing activities ..................................       (85,930)       (28,876)       (19,587)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)


                                                                                     Years Ended December 31,
                                                                                ------------------------------------
                                                                                 1997            1996         1995
                                                                                --------      --------      --------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand and savings accounts ..................     $ 24,443      $ 16,332      $ (6,388)
  Net increase in certificates of deposit .................................       12,281        21,310         9,594
  Proceeds from advances ..................................................       58,900                       6,500
  Repayment of advances ...................................................      (10,449)       (4,590)         (811)
  Net increase (decrease) in federal funds purchased ......................         (916)          200         4,600
  Proceeds from the issuance of common stock ..............................          326           308           258
  Purchase of treasury stock ..............................................       (1,154)         (425)         (267)
  Proceeds from sale of treasury stock ....................................           77            97
  Dividends paid ..........................................................       (1,316)       (1,258)       (1,047)
                                                                                --------      --------      --------
        Net cash provided by financing activities .........................       82,192        31,974        12,439
                                                                                --------      --------      --------

  Net increase in cash and cash equivalents ...............................        4,940         5,332           940
  Cash and cash equivalents at beginning of year ..........................       31,653        26,321        25,381
                                                                                --------      --------      --------
  Cash and cash equivalents at end of year ................................     $ 36,593      $ 31,653      $ 26,321
                                                                                ========      ========      ========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid ...........................................................     $ 15,701      $ 14,294      $ 12,620
  Income taxes paid .......................................................     $  1,990      $  1,623      $  1,440


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of OREO and other repossessed assets through foreclosure ....     $  1,148      $  1,187      $    986
  Transfer of securities to available for sale ............................                                 $ 57,584
  FAS114 reclassification .................................................                                 $    807


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS       Southside Bancshares, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (the "Bank") and the nonbank subsidiary, are summarized below.

     Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 1997. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

     Cash Equivalents. Cash equivalents for purposes of reporting cash flow, include cash and amounts due from banks.

     Loans. All loans are stated at principal outstanding net of unearned income. Interest income on installment loans is recognized primarily using the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at contract rates of interest. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company's impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

     Nonaccrual Loans. A loan is placed on nonaccrual when principal or interest is contractually past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended. Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

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

     Income Taxes. The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs.

     Earnings Per Share. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). This statement supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. The adoption of FAS 128 did not have a material impact on the Company. All previous periods have been restated to reflect the adoption of FAS 128. Earnings per share have been adjusted to give retroactive recognition to stock dividends.

     Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):

                                                                                   Years Ended December 31,
                                                                               -------------------------------
                                                                                  1997       1996      1995
                                                                               ----------- --------- ---------
  Basic net earnings per share
    Net income .......................................................         $     5,006 $   4,205 $   4,532
    Weighted average shares outstanding ..............................               3,394     3,409     3,401
                                                                               ----------- --------- ---------
                                                                               $      1.47 $    1.23 $    1.33
                                                                               =========== ========= =========

  Diluted net earnings per share
    Net income .......................................................         $     5,006 $   4,205 $   4,532
    Weighted average shares outstanding plus
       assumed conversions ...........................................               3,490     3,487     3,450
                                                                               ----------- --------- ---------
                                                                               $      1.43 $    1.21 $    1.31
                                                                               =========== ========= =========

  Calculation of weighted average shares outstanding plus
    assumed conversions
    Weighted average share outstanding ...............................               3,394     3,409     3,401
    Effect of dilutive securities options ............................                  96        78        49
                                                                               ----------- --------- ---------
                                                                                     3,490     3,487     3,450
                                                                               =========== ========= =========

     Stock Options. The Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 1995, 1996 and 1997.

     Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). This statement, which the Company will be required to adopt in 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt FAS 130 beginning January 1, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement, which the Company will be required to adopt in 1998, supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The new standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. In the initial year of application, comparative information for earlier years is to be restated. The Company will adopt FAS 131 in the year ending December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). This statement, which the Company will be required to adopt in 1998, amends FAS 87, Employers' Accounting for Pension, FAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new standard revises employers' disclosures about pension and other postretirement benefit plans without changing the measurement or recognition of those plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company will adopt FAS 132 beginning January 1, 1998.

     General. Certain prior period amounts have been reclassified to conform to current year presentation.

2.   CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $2,816,000 and $3,788,000 as of December 31, 1997 and 1996, respectively.

3.   INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 1997 and 1996 were (in thousands):

                                                         AVAILABLE FOR SALE
                                          ------------------------------------------------
            December 31,                                 Gross        Gross     Estimated
            ------------                  Amortized   Unrealized    Unrealized    Market
                1997                         Cost        Gains        Losses       Value
                ----                        ------      -------      --------     -------
  U.S. Treasury .....................     $ 19,958     $      6     $      8     $ 19,956
  U.S. Government Agencies ..........          629            2                       631
  Mortgage-backed Securities:
    Direct Govt. Agency Issues ......       93,829          339          187       93,981
    Other Private Issues ............       33,333          439            2       33,770
  State and Political
    Subdivisions ....................       45,938        1,728            8       47,658
  Other Stocks and Bonds ............        6,041            3                     6,044
                                          --------     --------     --------     --------
    Total ...........................     $199,728     $  2,517     $    205     $202,040
                                          ========     ========     ========     ========

                                                        HELD TO MATURITY
                                         --------------------------------------------
            December 31,                               Gross       Gross     Estimated
            ------------                 Amortized   Unrealized  Unrealized   Market
               1997                        Cost         Gains      Losses      Value
               ----                        -----       -------    --------    -------
  U.S. Government Agencies ..........     $   804     $           $     5     $   799
  Mortgage-backed Securities:
    Direct Govt. Agency Issues ......      13,662         129         103      13,688
                                          -------     -------     -------     -------

    Total ...........................     $14,466     $   129     $   108     $14,487
                                          =======     =======     =======     =======

                                                           AVAILABLE FOR SALE
                                        -------------------------------------------------------
         December 31,                                     Gross          Gross       Estimated
         ------------                   Amortized      Unrealized      Unrealized      Market
            1996                          Cost            Gains          Losses         Value
            ----                        --------         -------        --------       -------
U.S. Treasury .....................     $    5,026     $       28     $              $    5,054
U.S. Government Agencies ..........          8,492             10             45          8,457
Mortgage-backed Securities:
  Direct Govt. Agency Issues ......         74,005            479             42         74,442
  Other Private Issues ............         15,808            328              4         16,132
State and Political
  Subdivisions ....................         38,555          1,095             21         39,629
Other Stocks and Bonds ............          5,163              8                         5,171
                                        ----------     ----------     ----------     ----------

  Total ...........................     $  147,049     $    1,948     $      112     $  148,885
                                        ==========     ==========     ==========     ==========

                                                               HELD TO MATURITY
                                           -------------------------------------------------------
            December 31,                                     Gross         Gross        Estimated
            ------------                   Amortized      Unrealized     Unrealized       Market
               1996                          Cost            Gains         Losses          Value
               ----                         ------          -------       --------        -------
U.S. Government Agencies .............     $    1,124     $              $       14     $    1,110
Mortgage-backed Securities:
  Direct Govt. Agency Issues .........         23,782            212            141         23,853
State and Political
  Subdivisions .......................            610              1                           611
                                           ----------     ----------     ----------     ----------

  Total ..............................     $   25,516     $      213     $      155     $   25,574
                                           ==========     ==========     ==========     ==========


Interest income recognized on securities for the years presented (in thousands):

                                                                            Years Ended  December 31,
                                                                         ------------------------------
                                                                           1997       1996       1995
                                                                         --------   --------   --------
  U.S. Treasury ......................................................   $    461   $    397   $    713
  U.S. Government Agencies ...........................................        578        858      2,039
  Mortgage-backed Securities .........................................      7,729      6,756      5,673
  State and Political Subdivisions ...................................      2,067      2,000      1,581
  Other Stocks and Bonds .............................................        322        238        131
                                                                         --------   --------   --------
  Total interest income on securities ................................   $ 11,157   $ 10,249   $ 10,137
                                                                         ========   ========   ========

In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. Transfers were permitted after October 1995, but no later than December 31, 1995. As a result, on November 16, 1995 the Company transferred a total of $57,584,000 from HTM to AFS at the amortized cost at date of transfer. Of this total, $37,308,000 were investment securities. The remaining $20,276,000 transferred were mortgage-backed securities. The unrealized loss on the securities transferred from HTM to AFS was $419,000, net of tax, at date of transfer. The transfer was done according to the guidelines set forth in the implementation guide to FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1997 or 1996.

Of the $233,000 in net securities gains from the AFS portfolio in 1997, there were $376,000 in realized gains and $143,000 in realized losses. Of the $132,000 in net securities gains from the AFS portfolio in 1996, there were $199,000 in realized gains and $67,000 in realized losses. The $221,000 in net securities gains from the AFS portfolio in 1995 were comprised of $450,000 in realized gains and $229,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 1997 are presented below. Mortgage-backed securities are presented in total by category.

                                                                                   Amortized     Aggregate
                                                                                      Cost       Fair Value
                                                                                   ---------     ----------
                                                                                        (in thousands)
Held to maturity securities:
   Due in one year or less .....................................................     $            $
   Due after one year through five years .......................................          804          799
                                                                                     --------     --------
                                                                                          804          799
Mortgage-backed securities .....................................................       13,662       13,688
                                                                                     --------     --------
      Total ....................................................................     $ 14,466     $ 14,487
                                                                                     ========     ========

Available for sale securities:
   Due in one year or less .....................................................     $ 26,930     $ 26,938
   Due after one year through five years .......................................       11,680       11,913
   Due after five years through ten years ......................................        8,869        9,172
   Due after ten years .........................................................       25,087       26,266
                                                                                     --------     --------
                                                                                       72,566       74,289
Mortgage-backed securities .....................................................      127,162      127,751
                                                                                     --------     --------
      Total ....................................................................     $199,728     $202,040
                                                                                     ========     ========

Investment securities with book values of $32,844,000 and $17,474,000 were pledged as of December 31, 1997 and 1996, respectively, to collateralize public and trust deposits or for other purposes as required by law.

4.  LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

                                                                         December 31,  December 31,
                                                                             1997          1996
                                                                         ------------  ------------
Real Estate Loans:
   Construction ......................................................     $ 10,299     $  7,821
   1-4 family residential ............................................       76,243       62,356
   Other .............................................................       55,802       57,198
Commercial loans .....................................................       62,161       51,514
Loans to individuals .................................................       96,432       85,758
                                                                           --------     --------
Total loans ..........................................................      300,937      264,647
   Less:  Unearned income ............................................        4,902        6,480
          Reserve for loan losses ....................................        3,370        3,249
                                                                           --------     --------
Net loans ............................................................     $292,665     $254,918
                                                                           ========     ========

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                Years Ended December 31,
                                                                           ----------------------------------
                                                                             1997          1996        1995
                                                                           -------     ---------     --------
Balance at beginning of year .........................................     $ 3,249      $ 3,317      $ 3,137
  Provision for loan losses ..........................................       1,005          500         (300)
    Loans charged off ................................................      (1,229)        (838)        (599)
    Recoveries of loans charged off ..................................         345          270        1,079
                                                                           -------      -------      -------
      Net loan (losses) recoveries ...................................        (884)        (568)         480
                                                                           -------      -------      -------
Balance at end of year ...............................................     $ 3,370      $ 3,249      $ 3,317
                                                                           =======      =======      =======

Nonaccrual loans at December 31, 1997 and 1996 were $1,344,000 and $1,533,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 1997 and 1996 were $435,000 and $400,000, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                Valuation    Carrying
                                                                         Total   Allowance     Value
                                                                        ------- -----------  ---------
Real Estate Loans .................................................     $  108     $   27     $   81
Commercial Loans ..................................................      1,059        185        874
Loans to Individuals ..............................................        177         12        165
                                                                        ------     ------     ------

Balance at December 31, 1997 ......................................     $1,344     $  224     $1,120
                                                                        ======     ======     ======

                                                                                Valuation    Carrying
                                                                         Total   Allowance     Value
                                                                        ------- -----------  ---------
Real Estate Loans .................................................     $  646     $  128     $  518
Commercial Loans ..................................................        774        199        575
Loans to Individuals ..............................................        113         18         95
                                                                        ------     ------     ------

Balance at December 31, 1996 ......................................     $1,533     $  345     $1,188
                                                                        ======     ======     ======

For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was approximately $1,450,000 and $1,468,000, respectively. During the year ended December 31, 1997, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $110,000, $97,000 and $78,000 for the years ended December 31, 1997, 1996 and
1995, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $336,000, $216,000 and $273,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.  BANK PREMISES AND EQUIPMENT

                                                                                  December 31,   December 31,
                                                                                       1997          1996
                                                                                  ------------   ------------
                                                                                        (in thousands)
Bank premises ..................................................................     $18,713       $14,681
Furniture and equipment ........................................................       9,559         8,542
                                                                                     -------       -------
                                                                                      28,272        23,223
Less accumulated depreciation ..................................................      10,645         9,528
                                                                                     -------       -------
            Total ..............................................................     $17,627       $13,695
                                                                                     =======       =======

Depreciation expense was $1,215,000, $1,025,000 and $997,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):

                       1998                  $    121,914
                       1999                       122,839
                       2000                       128,840
                       2001                       115,638
                       2002                        49,668
                       Thereafter                  25,332
                                             ------------
                                             $    564,231
                                             ============

6.  OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned for the periods presented (in thousands):

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                               1997           1996
                                                                            ---------      ---------
Balance at beginning of year ..........................................     $     946      $     946
    Provision for Losses ..............................................
    Losses on sales ...................................................
    Gains on sales ....................................................
    Disposition of OREO ...............................................          (274)
                                                                            ---------      ---------
Balance at end of year ................................................     $     672      $     946
                                                                            =========      =========


For the years ended December 31, 1997, 1996 and 1995, income from OREO properties exceeded the provision and other expenses by $23,000, $35,000 and $34,000, respectively.

7.  TIME DEPOSITS

                                                                      December 31,  December 31,
                                                                          1997         1996
                                                                      ------------  ------------
                                                                           (in thousands)
Savings deposits ..................................................     $ 16,155     $ 15,213
Money Market demand deposits ......................................       57,493       51,872
NOW demand deposits ...............................................       64,368       61,085
Certificates and other time deposits
 of $100,000 or more ..............................................       62,152       55,758
Certificates and other time
 deposits under $100,000 ..........................................      149,007      143,121
                                                                        --------     --------

            Total .................................................     $349,175     $327,049
                                                                        ========     ========

For the years ended December 31, 1997, 1996 and 1995, interest expense on time certificates of deposit of $100,000 or more aggregated $2,922,000, $2,518,000 and $2,083,000, respectively.

At December 31, 1997, the scheduled maturities of CDs are as follows (in thousands):

                     1998                         $    154,699
                     1999                               36,146
                     2000                                9,972
                     2001                                2,887
                     2002 and thereafter                 7,455
                                                  ------------
                                                  $    211,159
                                                  ============

The aggregate amount of demand deposits that has been reclassified as loans were $.5 million and $.4 million for December 31, 1997 and 1996, respectively.

8.  SHORT-TERM BORROWINGS (dollars in thousands)

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                          1997        1996          1995
                                                                        -------     -------       --------
Federal funds purchased
  Balance at end of period ........................................     $ 3,884      $ 4,800      $ 4,600
  Average amount outstanding during the period (1) ................       2,695        1,367          611
  Maximum amount outstanding during the period ....................      12,384        7,700        5,350
  Weighted average interest rate during the period (2) ............         5.7%         5.1%         6.1%
  Interest rate at end of period ..................................         7.8%         6.9%         6.0%

Securities sold under agreements to repurchase
  Balance at end of period ........................................     $            $            $
  Average amount outstanding during the period (1) ................       3,649          191
  Maximum amount outstanding during the period ....................      13,027        1,980
  Weighted average interest rate during the period (2) ............         5.2%         5.2%
  Interest rate at end of period ..................................

Treasury tax and loan funds
  Balance at end of period ........................................     $ 1,647      $ 2,035      $ 1,352
  Average amount outstanding during the period (1) ................       1,080        1,113        1,180
  Maximum amount outstanding during the period ....................       2,850        2,731        2,907
  Weighted average interest rate during the period (2) ............         5.2%         4.6%         4.8%
  Interest rate at end of period ..................................         5.3%         5.2%         5.2%

Federal Home Loan Bank ("FHLB") Dallas Advances
  Balance at end of period ........................................     $29,000      $            $
  Average amount outstanding during the period (1) ................       6,798
  Maximum amount outstanding during the period ....................      29,000
  Weighted average interest rate during the period (2) ............         5.5%
  Interest rate at end of period ..................................         4.9%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average short-term debt outstanding.

9.  LONG TERM OBLIGATIONS (dollars in thousands)

                                                                            Years Ended December 31,
                                                                        --------------------------------
                                                                          1997        1996         1995
                                                                        -------     --------      ------
FHLB Dallas Advances
  Balance at end of period ........................................     $28,547      $ 9,096      $13,686
  Average amount outstanding during the period (1) ................      12,151       12,010        8,912
  Maximum amount outstanding during the period ....................      28,547       13,686       13,766
  Weighted average interest rate during the period (2) ............         5.9%         5.6%         5.1%
  Interest rate at end of period ..................................         6.0%         5.8%         5.5%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average long-term debt outstanding.

FHLB Dallas Long-term advances based on scheduled repayments at December 31 are:

                                         Under       Due          Due       Over         1997
                                         1 Year    1-5 Years   6-10 Years  10 Years      Total
                                        -------    ---------   ----------  ---------    -------
Fixed rate ........................     $ 1,320     $15,920     $10,654     $   653     $28,547
                                        -------     -------     -------     -------     -------

  Total Long-term Obligations .....     $ 1,320     $15,920     $10,654     $   653     $28,547
                                        =======     =======     =======     =======     =======

FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and mortgage-backed securities.

10.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $3.4 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $43,000, $96,000 and $97,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $792,000, $760,000 and $628,000 for the years ended December 31, 1997, 1996 and 1995, respectively. There was one retiree participating in the health insurance plan as of December 31, 1997 and 1996.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. There were no contributions to the plan for the year ended December 31, 1997. Contributions to the plan for the years ended December 31, 1996 and 1995 were $75,000 and $150,000, respectively. At December 31, 1997 and 1996, 93,851 and 94,615 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an Officers Long-term Disability Income Plan, (the "Disability Plan"), which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the plan if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The Disability Plan provides, among other things, under its terms that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of this plan are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans.

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participants date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 59,992 shares of Southside Bancshares, Inc. stock purchased at fair market value as of December 31, 1997 and 1996. The number of shares have been adjusted as a result of stock dividends.

                                                                      December 31,   December 31,
                                                                          1997          1996
                                                                      ------------   ------------
                                                                            (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
  of $8,000 and $6,944 respectively ...............................     $  9,042      $  7,758
                                                                        ========      ========

Projected benefit obligation for service rendered to date .........     $(11,853)     $(10,086)
Plan assets at fair value, primarily stocks, bonds and CD's .......       10,233         9,049
                                                                        --------      --------

Plan assets (under) projected benefit obligation ..................       (1,620)       (1,037)
Unrecognized net loss .............................................        1,143           829
Unrecognized net asset being amortized over 16.55 years ...........         (278)         (324)
                                                                        --------      --------

  Net pension liability included in other liabilities .............     $   (755)     $   (532)
                                                                        ========      ========

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% and 4.50% and 7.75% and 4.50% at December 31, 1997 and 1996, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 1997 and 1996.

Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):

                                                                         Years Ended December 31,
                                                                    -----------------------------------
                                                                      1997         1996          1995
                                                                    --------     -------       --------
Service cost - benefits earned during the period ..............     $   510      $   547       $   436
Interest cost on projected benefit obligation .................         778          691           623
Actual return on plan assets ..................................      (1,415)        (992)       (1,212)
Net amortization and deferral .................................         563          326           652
                                                                    -------      -------       -------
Net periodic pension cost .....................................     $   436      $   572       $   499
                                                                    =======      =======       =======

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws. The expense for this plan for the years ended December 31, 1997, 1996 and 1995 was $45,000, $52,000 and $59,000, respectively.

Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 includes the following components (in thousands):


                                                                   Years Ended December 31,
                                                                   ------------------------
                                                                   1997      1996    1995
                                                                   ----      ----    -----
Service cost ..................................................     $        $ 1      $ 6
Interest cost .................................................      37       38       41
Net amortization and deferral on
  unrecognized transition obligation ..........................       3        3        3
Net amortization and deferral on
   unrecognized net loss ......................................       3       10        9
                                                                    ---      ---      ---
Net periodic postretirement benefit cost ......................     $43      $52      $59
                                                                    ===      ===      ===

Accrued postretirement benefit cost at December 31, 1997 and 1996 is composed of the following (in thousands):

                                                                                                Years Ended
                                                                                                December 31,
                                                                                      --------------------------------
                                                                                          1997                1996
                                                                                      ------------       -------------
Accumulated benefit obligation, including vested benefits
  of $491 and $584, respectively ............................................         $       (510)      $        (584)
Unrecognized net transition obligation ......................................                   26                  29
Unrecognized actuarial loss .................................................                  130                 181
Additional minimum liability ................................................                 (156)               (210)
                                                                                      ------------       -------------
Accrued postretirement benefit cost .........................................         $       (510)      $        (584)
                                                                                      ============       =============

Assumed discount rate .......................................................                 7.25%               7.75%
                                                                                      ============       =============
Compensation increase rate ..................................................                 4.50%               4.50%
                                                                                      ============       =============

Incentive Stock Options

In April 1993, the company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. The Company granted incentive stock options in 1995, 1996 and 1997. The stock options granted in 1995, 1996 and 1997 have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1995, 1996 and 1997.

A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and the changes during the year ended on those dates is presented below (For presentation purposes, all options are adjusted for all stock dividends declared through December 31, 1997):

-------------------------------------------------------------------------------------------------------------
                                                           INCENTIVE STOCK OPTIONS
-------------------------------------------------------------------------------------------------------------
                                       1997                        1996                      1995
-------------------------------------------------------------------------------------------------------------
                              # SHARES      WEIGHTED      # SHARES     WEIGHTED     # SHARES       WEIGHTED
                                 OF         AVERAGE          OF        AVERAGE        OF            AVERAGE
                             UNDERLYING     EXERCISE      UNDERLYING   EXERCISE    UNDERLYING       EXERCISE
                              OPTIONS        PRICES        OPTIONS      PRICES      OPTIONS          PRICES
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning
  of the year                 220,611        $10.02       158,964       $7.94        94,137          $6.27
-------------------------------------------------------------------------------------------------------------
Granted                        75,602        $16.90        77,175      $13.61        64,827         $10.37
-------------------------------------------------------------------------------------------------------------
Exercised                      11,700         $6.58        14,083       $6.91             0            N/A
-------------------------------------------------------------------------------------------------------------
Forfeited                       1,635        $13.10         1,445       $6.42             0            N/A
-------------------------------------------------------------------------------------------------------------
Expired                             0           N/A             0         N/A             0            N/A
-------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                        282,878        $12.01       220,611      $10.02       158,964          $7.94
-------------------------------------------------------------------------------------------------------------
Exercisable  at end  of
year                           88,865         $8.74        53,930       $7.26        37,656          $6.27
-------------------------------------------------------------------------------------------------------------
Weighted-average FV of
  options granted during
  the year                      $5.12                       $3.55                     $2.49
-------------------------------------------------------------------------------------------------------------

The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1995, 1996 and 1997, respectively: dividend yield of 3.9%, 2.9%, and 2.4%; risk-free interest rates of 5.99%, 5.41%, and 6.52%; the expected lives of 6 years; the expected volatility is 26.56%.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                      Options Outstanding                         Options Exercisable
                         ------------------------------------------------    ------------------------------
                             NUMBER      WEIGHTED AVG.                           NUMBER
        RANGE OF          OUTSTANDING      REMAINING        WEIGHTED AVG      EXERCISABLE    WEIGHTED AVG.
    EXERCISE PRICES       AT 12/31/97     CONTR. LIFE      EXERCISE PRICE     AT 12/31/97    EXERCISE PRICE
    $ 6.27 to $11.00        131,151           7.00             $ 8.30             88,865        $  8.74
    $11.01 to $16.90        151,727           8.80             $15.23                  0        $     0
    ----------------        -------           ----             ------          ---------        -------
    $ 6.27 to $16.90        282,878           8.00             $12.01             88,865        $  8.74

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1995, 1996, and 1997 would approximate the pro forma amounts below (in thousands, net of taxes):

                                         As           Pro          As         Pro           As         Pro
                                      Reported       Forma      Reported     Forma       Reported     Forma
                                      12/31/97     12/31/97     12/31/96    12/31/96     12/31/95   12/31/95
                                     ----------   ----------   ----------  ----------   ---------- ----------
SFAS 123 Charge . . . . . . . .       $    0        $   93      $    0      $   62        $    0    $    9

Net Income  . . . . . . . . . .       $5,006        $4,913      $4,205      $4,143        $4,532    $4,523

Net Income per Common
  Share-Basic . . . . . . . . .       $ 1.47        $ 1.45      $ 1.23      $ 1.22        $ 1.33    $ 1.33

Net Income per Common
  Share-Diluted . . . . . . . .       $ 1.43        $ 1.41      $ 1.21      $ 1.19        $ 1.31    $ 1.31

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

11.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $.40 per share, $.40 per share and $.35 per share for the years ended December 31, 1997, 1996 and 1995, respectively. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year. Retained earnings not available for the payment of dividends at December 31, 1997 was $10,414,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                       For Capital                  Prompt Corrective
                                           Actual                   Adequacy Purposes                Action Provisions
                                    ------------------      ------------------------------    ------------------------------
                                     Amount     Ratio            Amount           Ratio           Amount            Ratio
                                    -------    -------      --------------     -----------    --------------    ------------
As of December 31, 1997:

Total Capital
  (to Risk Weighted Assets) ...     $41,965     12.89%      > or = $26,038     > or = 8.0%    > or = $32,547    > or = 10.0%
Tier 1 Capital
  (to Risk Weighted Assets) ...     $38,595     11.86%      > or = $13,019     > or = 4.0%    > or = $19,528    > or =  6.0%
Tier 1 Capital
  (to Average Assets) (1) .....     $38,595      7.25%      > or = $21,283     > or = 4.0%    > or = $26,604    > or =  5.0%

As of December 31, 1996:

Total Capital
  (to Risk Weighted Assets) ...     $38,891     13.74%      > or = $22,640     > or = 8.0%    > or = $28,300    > or = 10.0%
Tier 1 Capital
  (to Risk Weighted Assets) ...     $35,642     12.59%      > or = $11,320     > or = 4.0%    > or = $16,980    > or =  6.0%
Tier 1 Capital
  (to Average Assets) (1) .....     $35,642      7.63%      > or = $14,015     > or = 3.0%    > or = $23,359    > or =  5.0%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

The table below summarizes key equity ratios for the Company for the years ended December 31, 1997, 1996 and 1995.

                                                                                  Years Ended December 31,
                                                                           -------------------------------------
                                                                            1997           1996             1995
                                                                           ------         ------           ------
Percentage of Net Income to:
  Average Total Assets  . . . . . . . . . . . . . . . . . . . . .            .99%           .92%            1.07%
  Average Shareholders' Equity  . . . . . . . . . . . . . . . . .          13.20%         12.20%           15.01%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share-Basic  . . . . . . . . . .          27.21%         32.52%           26.32%
Percentage of Dividends Declared Per Common
  Share to Net Income Per Common Share-Diluted  . . . . . . . . .          27.97%         33.06%           26.72%
Percentage of Average Shareholders'
  Equity to Average Total Assets  . . . . . . . . . . . . . . . .           7.50%          7.55%            7.16%

12.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 1997, 18,430 shares were sold under this plan at an average price of $17.69 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at it's discretion, modify or discontinue the plan. During 1997, 65,464 shares of treasury stock were purchased under this plan at a cost of $1,154,000.

13.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements consist of the following (in thousands):

                                                                             Years Ended December 31,
                                                                        ---------------------------------
                                                                          1997         1996         1995
                                                                        -------      -------      -------
Current tax provision .............................................     $ 1,914      $ 1,648      $ 1,429
Deferred tax provision (benefit) ..................................        (225)        (211)         284
                                                                        -------      -------      -------
Provision for tax expense charged to operations ...................       1,689        1,437        1,713
Shareholders' Equity - Unrealized gains on
    securities available for sale .................................         229          159        1,212
                                                                        -------      -------      -------
Comprehensive provision for income tax ............................     $ 1,918      $ 1,596      $ 2,925
                                                                        =======      =======      =======

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):

                                                                           Years Ended December 31,
                                                                        ----------------------------
                                                                         1997       1996       1995
                                                                        ------     -----      ------
Provision for loan losses .........................................     $(323)     $(170)     $ 102
Provision for OREO losses .........................................        83                   117
Depreciation ......................................................        29         57         31
Retirement and other benefit plans ................................       (60)      (123)       (41)
FHLB Dallas Stock dividends .......................................        40         37         37
Loan origination costs ............................................        11          2         25
Other .............................................................        (5)       (14)        13
                                                                        -----      -----      -----

Deferred tax provision (benefit) ..................................     $(225)     $(211)     $ 284
                                                                        =====      =====      =====

The components of the net deferred tax asset as of December 31, 1997 and 1996 are summarized below (in thousands):

                                                                                   Assets     Liabilities
                                                                                   ------     -----------
Allowance for Losses on OREO ................................................     $   318      $
Reserve for Loan Losses .....................................................         737
Retirement and Other Benefit Plans ..........................................         640
Unrealized gains on securities available for sale ...........................                     (725)
Loan Origination Costs ......................................................                     (154)
Premises and Equipment ......................................................                     (209)
FHLB Dallas Stock Dividends .................................................                     (145)
Other .......................................................................                       (2)
                                                                                  -------      -------
   Gross deferred tax assets (liabilities) ..................................       1,695       (1,235)
                                                                                  -------      -------

      Net deferred tax asset at December 31, 1997 ...........................     $   460
                                                                                  =======

                                                                                    Assets     Liabilities
                                                                                   -------    ------------
Allowance for Losses on OREO ................................................     $   401      $
Reserve for Loan Losses .....................................................         415
Retirement and Other Benefit Plans ..........................................         576
Unrealized gains on securities available for sale ...........................                     (496)
Loan Origination Costs ......................................................                     (143)
Premises and Equipment ......................................................                     (183)
FHLB Dallas Stock Dividends .................................................                     (105)
Other .......................................................................                       (1)
                                                                                  -------      -------
   Gross deferred tax assets (liabilities) ..................................       1,392         (928)
                                                                                  -------      -------

      Net deferred tax asset at December 31, 1996 ...........................     $   464
                                                                                  =======

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                              Years Ended December 31,
                                                     --------------------------------------------------------------------
                                                             1997                   1996                   1995
                                                     --------------------    --------------------    --------------------
                                                                  Percent                 Percent                 Percent
                                                                    of                      of                      of
                                                                  Pre-Tax                 Pre-Tax                 Pre-Tax
                                                     Amount       Income     Amount       Income     Amount       Income
                                                     ------       ------     ------       ------     ------       ------
Calculated Tax Expense ........................     $ 2,276        34.0%    $ 1,918        34.0%    $ 2,123        34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest ...........................        (706)      (10.5)%      (650)      (11.5)%      (518)       (8.3)%

Other Net .....................................         119         1.7%        169         3.0%        108         1.7%
                                                    -------      ------     -------      ------     -------      ------

Provision for Tax Expense Charged to
   Operations .................................       1,689        25.2%      1,437        25.5%      1,713        27.4%

Shareholders' Equity - Unrealized gains
   on securities available for sale ...........         229         3.4%        159         2.8%      1,212        19.4%
                                                    -------      ------     -------      ------     -------      ------

Comprehensive Provision for Income Tax ........     $ 1,918        28.6%    $ 1,596        28.3%    $ 2,925        46.8%
                                                    =======      ======     =======      ======     =======      ======

14.  CONTINGENCIES

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations of the Company or its subsidiaries.

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

The Company had outstanding unused commitments to extend credit and outstanding credit card arrangements of $28,313,000 and $27,172,000 at December 31, 1997 and 1996, respectively. The Company had outstanding standby letters of credit of $277,000 and $202,000 at December 31, 1997 and 1996, respectively.

In the normal course of business the Company buys and sells securities. At December 31, 1997 and 1996, the Company had commitments to purchase $624,000 and $322,000 in securities, respectively.

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

16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas Industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 53.6% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The Mortgage-backed Securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

17.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 1997 and 1996 were (in thousands):

                                                                           1997         1996
                                                                       ----------    ---------
Beginning Balance of Loans  . . . . . . . . . . . . . . . . . . . .    $    6,999    $   7,127
  Additional Loans  . . . . . . . . . . . . . . . . . . . . . . . .         2,507        2,331
  Payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,346)      (2,459)
                                                                       ----------    ---------

Ending Balance of Loans . . . . . . . . . . . . . . . . . . . . . .    $    6,160    $   6,999
                                                                       ==========    =========

Other indebtedness of officers and employees as of December 31, 1997 and 1996 was $2,478,000 and $2,901,000, respectively.

The Company incurred legal costs of $148,000, $141,000 and $152,000 during the years ended December 31, 1997, 1996 and 1995, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $55,000, $57,000 and $75,000 in insurance premiums during the years ended December 31, 1997, 1996 and 1995, respectively, to companies of which two outside directors are officers. The Company paid approximately $50,000, $106,000 and $49,000 in architectural fees during the years ended December 31, 1997, 1996, and 1995, respectively, to a company of which an outside director is an officer.

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

        Loans receivable: For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets' fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.

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

        FHLB Dallas Advances: The fair value of these notes is estimated by discounting the future cash flows using rates at which notes would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value. The Company's nonfinancial assets and liabilities are presented in both columns at their carrying amount (in thousands).

                                                      At December 31, 1997        At December 31, 1996
                                                     -----------------------   ------------------------
                                                     Carrying                  Carrying
                                                      Amount     Fair Value     Amount      Fair Value
                                                     --------   ------------   ---------   ------------
Financial assets:
   Cash and due from banks .....................     $ 36,593     $ 36,593     $ 31,653     $ 31,653
Investment securities:
     Available for sale ........................       71,031       71,031       56,091       56,091
     Held to maturity ..........................          804          799        1,734        1,720
Mortgage-backed and related securities:
     Available for sale ........................      127,751      127,751       90,574       90,574
     Held to maturity ..........................       13,662       13,688       23,782       23,853
Marketable equity securities:
     Available for sale ........................        3,258        3,258        2,220        2,220
Loans, net .....................................      292,665      295,097      254,918      259,648
Interest receivable ............................        3,918        3,918        3,300        3,300

Financial liabilities:
   Retail deposits .............................     $462,674     $463,157     $425,950     $426,570
   Federal funds purchased .....................        3,884        3,884        4,800        4,800
   FHLB Dallas advances ........................       57,547       54,753        9,096        8,572

Off-balance sheet liabilities:
   Commitments to extend credit ................       24,036       24,036       23,285       23,285
   Standby letters of credit ...................          277          277          202          202
   Credit card arrangements ....................        4,277        4,277        3,887        3,887

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

19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (dollars in thousands):

CONDENSED BALANCE SHEETS
                                                                         December 31,  December 31,
                          ASSETS                                             1997         1996
                                                                          --------      --------
Cash and due from banks .............................................     $    222      $    347
Investment in bank subsidiaries at equity in
  underlying net assets .............................................       39,804        36,292
Investment in nonbank subsidiary at equity in
  underlying net assets .............................................           15            15
Other assets ........................................................            2             2
                                                                          --------      --------

        TOTAL ASSETS ................................................     $ 40,043      $ 36,656
                                                                          ========      ========

                         LIABILITIES

Other liabilities ...................................................     $     12      $     52
                                                                          --------      --------

        TOTAL LIABILITIES ...........................................           12            52
                                                                          --------      --------

                         SHAREHOLDERS' EQUITY

Common Stock ($2.50 par, 6,000,000 shares authorized:
  3,496,269 and 3,316,127 and  shares issued) .......................        8,740         8,290
Paid-in Capital .....................................................       21,290        18,501
Retained earnings ...................................................       10,414         9,628
Treasury Stock (116,750 and 62,986 shares) ..........................       (1,820)         (777)
Net unrealized gains on securities available for sale ...............        1,407           962
                                                                          --------      --------

        TOTAL SHAREHOLDERS' EQUITY ..................................       40,031        36,604
                                                                          --------      --------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................     $ 40,043      $ 36,656
                                                                          ========      ========

CONDENSED STATEMENTS OF INCOME

                                                                          Years Ended December 31,
                                                                        ----------------------------
                                                                          1997       1996       1995
                                                                        ------     ------     ------
INCOME

Dividends from subsidiary .........................................     $2,066     $1,458     $1,197
                                                                        ------     ------     ------

     TOTAL INCOME .................................................      2,066      1,458      1,197
                                                                        ------     ------     ------

EXPENSE

Salaries and employee benefits ....................................                    75        150
Taxes other than income ...........................................         41         40         39
Other .............................................................         70         43         84
                                                                        ------     ------     ------

     TOTAL EXPENSE ................................................        111        158        273
                                                                        ------     ------     ------

Income before federal income tax expense ..........................      1,955      1,300        924
Benefit for federal income tax expense ............................         37         54         93
                                                                        ------     ------     ------
Income before equity in undistributed
   earnings of subsidiaries .......................................      1,992      1,354      1,017
Equity in undistributed earnings of subsidiaries ..................      3,014      2,851      3,515
                                                                        ------     ------     ------

     NET INCOME ...................................................     $5,006     $4,205     $4,532
                                                                        ======     ======     ======

CONDENSED STATEMENTS OF CASH FLOW

                                                                              Years Ended December 31,
                                                                        ---------------------------------
                                                                          1997         1996         1995
                                                                        -------      -------      -------
OPERATING ACTIVITIES:
  Net Income ......................................................     $ 5,006      $ 4,205      $ 4,532
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries ..............      (3,014)      (2,851)      (3,515)
    (Increase) decrease in taxes receivable .......................                        7           (2)
    Increase (decrease) in other liabilities ......................         (40)          (3)          49
                                                                        -------      -------      -------
         Net cash provided by operating activities ................       1,952        1,358        1,064

INVESTING ACTIVITIES:
  Investments in subsidiaries .....................................         (10)
                                                                        -------      -------      -------
         Net cash used in investing activities ....................         (10)

FINANCING ACTIVITIES:
  Purchase of treasury stock ......................................      (1,154)        (425)        (267)
  Proceeds from sale of treasury stock ............................          77           97
  Proceeds from issuance of Common Stock ..........................         326          308          258
  Dividends paid ..................................................      (1,316)      (1,258)      (1,047)
                                                                        -------      -------      -------

         Net cash used in financing activities ....................      (2,067)      (1,278)      (1,056)

  Net increase (decrease) in cash and cash equivalents ............        (125)          80            8
  Cash and cash equivalents at beginning of year ..................         347          267          259
                                                                        -------      -------      -------

  Cash and cash equivalents at end of year ........................     $   222      $   347      $   267
                                                                        =======      =======      =======

                              INDEX TO EXHIBITS


                 Exhibit
                    No.                       Description
                 -------                      -----------
                 3(a)(i)       -   Articles of Incorporation as amended and in effect on December 31,
                                   1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as
                                   Exhibit 3 to the Registrant's Form 10-K for the year ended December 31,
                                   1992, and incorporated herein).

                 3(a)(ii)      -   Articles of Amendment effective May 9, 1994 to Articles of
                                   Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant's Form 10-K for the year ended
                                   December 31, 1994, and incorporated herein).

                 3(b)          -   Bylaws as amended and in effect on March 23, 1995 of Southside
                                   Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

              **10(a)(i)       -   Deferred Compensation Plan for B.G. Hartley effective February 13,
                                   1984, as amended June 28, 1990 and December 15, 1994 (filed as Exhibit
                                   10(a)(i) to the Registrant's Form 10-K for the year ended December 31,
                                   1994, and incorporated herein).

              **10(a)(ii)      -   Deferred Compensation Plan for Robbie N. Edmonson effective
                                   February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as
                                   Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December
                                   31, 1995, and incorporated herein).

              **10(b)          -   Officers Long-term Disability Income  Plan effective June 25, 1990
                                   (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended
                                   June 30, 1990, and incorporated herein).

              **10(c)          -   Retirement Plan Restoration Plan for the subsidiaries of SoBank,
                                   Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the
                                   Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein).

              **10(d)          -   Incentive Stock Option Plan effective April 1, 1993 of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.) (filed as Exhibit 10(d) to the
                                   Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

              **10(e)          -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Titus Jones and Andy Wall as amended November 13, 1995.  (filed as
                                   Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31,
                                   1995 and incorporated herein).

            *,**10(f)          -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam
                                   Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of
                                   Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell.

               *22             -   Subsidiaries of the Registrant.

               *23             -   Consent of Independent Accountants.

               *27             -   Financial Data Schedule for the year ended December 31, 1997.

               *27(a)          -   Restated Financial Data Schedule for the nine months ended September 30, 1997.

               *27(b)          -   Restated Financial Data Schedule for the six months ended June 30, 1997.

               *27(c)          -   Restated Financial Data Schedule for the three months ended March 31, 1997.

               *27(d)          -   Restated Financial Data Schedule for the year ended December 31, 1996.

               *27(e)          -   Restated Financial Data Schedule for the nine months ended September 30, 1996.

               *27(f)          -   Restated Financial Data Schedule for the six months ended June 30, 1996.

               *27(g)          -   Restated Financial Data Schedule for the three months ended March 31, 1996.

               *27(h)          -   Restated Financial Data Schedule for the year ended December 31, 1995.

------------------

             *    Filed herewith.

             ** Compensation plan, benefit plan or employment contract or arrangement.