Form 10-Q
period 1998-03-31
SOUTHSIDE BANCSHARES INC
filed 1998-05-14
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998
                               -------------------------------------------------

                                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                         ----------------------
      to
        ----------------------


                   Commission file number              0-12247
                                          --------------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                       75-1848732
----------------------------------------     -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

       1201 S. Beckham, Tyler, Texas                        75701
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

      (Registrant's telephone number, including area code)   903-531-7111
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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,500,937 shares of Common Stock, par value $2.50, outstanding at April 21, 1998.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                                                  March 31,     December 31,
                                                                    1998           1997
                                                                ------------    ------------
                                     ASSETS
Cash and due from banks ...................................      $  31,143       $  36,593
Federal funds sold ........................................          5,200
                                                                 ---------       ---------
   Cash and cash equivalents ..............................         36,343          36,593
Investment securities:
   Available for sale .....................................         72,116          71,031
   Held to maturity .......................................            656             804
                                                                 ---------       ---------
     Total Investment securities ..........................         72,772          71,835
Mortgage-backed and related securities:
   Available for sale .....................................        138,505         127,751
   Held to maturity .......................................         12,510          13,662
                                                                 ---------       ---------
     Total Mortgage-backed securities .....................        151,015         141,413
Marketable equity securities:
   Available for sale .....................................          3,515           3,258
Loans:
   Loans, net of unearned discount ........................        296,557         296,035
   Less:  Reserve for loan losses .........................         (3,398)         (3,370)
                                                                 ---------       ---------
     Net Loans ............................................        293,159         292,665
Premises and equipment, net ...............................         17,455          17,627
Other real estate owned, net ..............................            330             364
Interest receivable .......................................          3,831           3,918
Deferred tax asset ........................................             27             460
Other assets ..............................................          3,602           3,012
                                                                 ---------       ---------

     TOTAL ASSETS .........................................      $ 582,049       $ 571,145
                                                                 =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ....................................      $ 110,886       $ 113,499
   Interest bearing .......................................        352,809         349,175
                                                                 ---------       ---------
     Total Deposits .......................................        463,695         462,674
Short-term obligations:
   Federal funds purchased ................................          1,138           3,884
   FHLB Dallas advances ...................................         35,000          29,000
   Other obligations ......................................          1,468           1,647
Long-term obligations:
   FHLB Dallas advances ...................................         28,205          28,547
Other liabilities .........................................         11,317           5,362
                                                                 ---------       ---------
     TOTAL LIABILITIES ....................................        540,823         531,114
                                                                 ---------       ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
     3,500,937 and 3,496,269 shares issued and outstanding)          8,752           8,740
   Paid-in capital ........................................         21,372          21,290
   Retained earnings ......................................         11,249          10,414
   Treasury stock (131,876 and 116,750 shares at cost) ....         (2,119)         (1,820)
   Accumulated other comprehensive income .................          1,972           1,407
                                                                 ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY ..........................         41,226          40,031
                                                                 ---------       ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........      $ 582,049       $ 571,145
                                                                 =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             1998        1997
                                                           --------     ------
Interest income
   Loans .............................................      $6,266      $5,543
   Investment securities .............................         945         868
   Mortgage-backed and related securities ............       2,236       1,812
   Other interest earning assets .....................         106          44
                                                            ------      ------
       Total interest income .........................       9,553       8,267

Interest expense
   Time and savings deposits .........................       3,816       3,480
   Short-term obligations ............................         272         124
   Long-term obligations .............................         616         127
                                                            ------      ------
       Total interest expense ........................       4,704       3,731
                                                            ------      ------

Net interest income ..................................       4,849       4,536
Provision for loan losses ............................         300         175
                                                            ------      ------

Net interest income after provision for loan losses...       4,549       4,361
                                                            ------      ------
Noninterest income
   Deposit services ..................................       1,198         764
   Gain on sale of securities available for sale .....          86         112
   Other .............................................         359         315
                                                            ------      ------
       Total noninterest income ......................       1,643       1,191
                                                            ------      ------

Noninterest expenses
   Salaries and employee benefits ....................       2,837       2,541
   Net occupancy expenses ............................         539         491
   Equipment expense .................................         114         100
   Advertising, travel & entertainment ...............         271         229
   Supplies ..........................................         100         101
   FDIC insurance ....................................          13          12
   Postage ...........................................          85          76
   Other .............................................         672         527
                                                            ------      ------
       Total noninterest expense .....................       4,631       4,077
                                                            ------      ------

Income before federal tax expense ....................       1,561       1,475
Provision for tax expense ............................         375         371
                                                            ------      ------

Net Income ...........................................      $1,186      $1,104
                                                            ======      ======

Earnings Per Common Share-Basic ......................      $  .35      $  .32
                                                            ======      ======
Earnings Per Common Share-Diluted ....................      $  .34      $  .31
                                                            ======      ======



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)






                                                                                                            Accumulated     Total
                                                                                                               Other       Share-
                                                Comprehensive  Common      Paid in   Retained    Treasury  Comprehensive   holders'
                                                    Income       Stock      Capital   Earnings     Stock       Income      Equity
                                                ------------  ---------  ----------  ---------   --------    --------    ----------
Balance at December 31, 1996................     $            $  8,290    $ 18,501   $  9,628    $  (777)    $   962     $  36,604
Net Income..................................         1,104                              1,104                                1,104
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure)..............................          (732)                                                     (732)         (732)
                                                 ---------

Comprehensive income........................     $     372
                                                 =========
Common stock issued (4,527 shares)..........                        11          68                                              79
Dividends declared on common stock..........                                             (323)                                (323)
Purchase of 27,271 shares of
 Treasury stock.............................                                                        (477)                     (477)
Sale of 9,500 shares of Treasury stock......                                              (28)        90                        62
FAS 109 - Incentive Stock Options...........                                    35                                              35
                                                              --------    --------   --------    -------     -------      --------

Balance at March 31, 1997...................                  $  8,301    $ 18,604   $ 10,381    $(1,164)    $   230      $ 36,352
                                                              ========    ========   ========    =======     =======      ========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period...................................     $    (658)
Less:  reclassification adjustment for
   gains included in net income.............           (74)
                                                 ---------
Net unrealized losses on securities.........     $    (732)
                                                 =========


Balance at December 31, 1997................     $            $  8,740    $ 21,290   $ 10,414    $(1,820)    $ 1,407      $ 40,031
Net Income..................................         1,186                              1,186                                1,186
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................           565                                                       565           565
                                                 ---------
Comprehensive income........................     $   1,751
                                                 =========
Common stock issued (4,668 shares)..........                        12          71                                              83
Dividends declared on common stock..........                                             (336)                                (336)
Purchase of 19,126 shares of
  Treasury stock............................                                                        (339)                     (339)
Sale of 4,000 shares of Treasury stock......                                              (15)        40                        25
FAS 109 - Incentive Stock Options...........                                    11                                              11
                                                              --------    --------   --------    -------     -------      --------

Balance at March 31, 1998...................                  $  8,752  $  21,372    $ 11,249    $(2,119)    $ 1,972      $ 41,226
                                                              ========  =========    ========    =======     =======      ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................     $     622
Less:  reclassification adjustment for
   gains included in net income.............           (57)
                                                 ---------
Net unrealized gains on securities..........     $     565
                                                 =========





   The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  1998          1997
                                                                              ------------   -----------
OPERATING ACTIVITIES:
 Net income ..............................................................      $  1,186       $  1,104
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization ..........................................         1,145            608
  Accretion of discount and loan fee .....................................          (175)          (237)
  Provision for loan losses ..............................................           300            175
  FAS 109 - incentive stock options ......................................            11             35
  Decrease in interest receivable ........................................            87            181
  (Increase) in other receivables and prepaids ...........................          (427)          (976)
  Decrease (increase) in deferred tax asset ..............................           142            (65)
  (Decrease) increase in interest payable ................................          (260)            47
  Gain on sale of other real estate owned ................................           (26)
  Gain on sale of securities available for sale ..........................           (86)          (112)
  Increase in other payables .............................................         6,036          2,437
                                                                                --------       --------
    Net cash provided by operating activities ............................         7,933          3,197

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale .........        24,138          5,597
 Proceeds from sales of mortgage-backed securities available for sale ....                        7,476
 Proceeds from maturities of investment securities available for sale ....         2,882          2,782
 Proceeds from maturities of mortgage-backed securities available for sale        13,249          7,233
 Proceeds from maturities of investment securities held to maturity ......           149            677
 Proceeds from maturities of mortgage-backed securities held to maturity .         1,166          2,757
 Purchases of investment securities available for sale ...................       (27,688)       (22,174)
 Purchases of mortgage-backed securities available for sale ..............       (24,140)       (18,437)
 Purchases of marketable equity securities available for sale ............          (257)           (28)
 Net (increase) in loans .................................................        (1,394)        (4,623)
 Purchases of premises and equipment .....................................          (151)          (267)
 Proceeds from sales of other real estate owned ..........................            70
 Proceeds from sales of repossessed assets ...............................           427            240
                                                                                --------       --------
    Net cash used in investing activities ................................       (11,549)       (18,767)



  The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                  1998           1997
                                                                               -----------    ----------
FINANCING ACTIVITIES:
 Net (decrease) increase in demand and savings accounts ..................      $   (223)      $    132
 Net increase in certificates of deposit .................................         1,244          3,286
 Proceeds from the issuance of common stock ..............................            83             79
 Net (decrease) in federal funds purchased ...............................        (2,746)        (1,550)
 Net increase in securities sold under agreement to repurchase ...........                        8,976
 Sale of treasury stock ..................................................            25             62
 Purchase of treasury stock ..............................................          (339)          (477)
 Dividends paid ..........................................................          (336)          (323)
 Net increase (decrease) in FHLB Dallas advances .........................         5,658           (375)
                                                                                --------       --------
      Net cash provided by financing activities ..........................         3,366          9,810
                                                                                --------       --------

Net decrease in cash and cash equivalents ................................          (250)        (5,760)
Cash and cash equivalents at beginning of period .........................        36,593         31,653
                                                                                --------       --------
Cash and cash equivalents at end of period ...............................      $ 36,343       $ 25,893
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ...........................................................      $  4,964       $  3,778
 Income taxes paid .......................................................      $              $     75

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ....      $    600       $    239




  The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flow for the three month periods ended March 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

  2.  Earnings Per Share

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share
  (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. All previous periods have been restated to reflect the adoption of FAS 128. Earnings per share have been adjusted to give retroactive recognition to stock dividends.

  Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998         1997
                                                         ------------  -------------
Basic net earnings per share
  Net income ..........................................      $1,186      $1,104
  Weighted average shares outstanding .................       3,367       3,408
                                                             ------      ------
                                                             $  .35      $  .32
                                                             ======      ======

Diluted net earnings per share
  Net income ..........................................      $1,186      $1,104
  Weighted average shares outstanding plus
     assumed conversions ..............................       3,462       3,502
                                                             ------      ------
                                                             $  .34      $  .31
                                                             ======      ======

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average share outstanding ..................       3,367       3,408
  Effect of dilutive securities options ...............          95          94
                                                             ------      ------
                                                              3,462       3,502
                                                             ======      ======



  3.  Comprehensive Income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). This statement, which the Company adopted January 1, 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  The components of accumulated comprehensive income are as follows:

                                                          Three Months Ended March 31, 1998
                                                        ---------------------------------------
                                                                          Tax
                                                         Before-Tax    (Expense)    Net-of-Tax
                                                            Amount     or Benefit     Amount
                                                        ------------   -----------  -----------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...      $ 942         $(320)       $ 622
    Less:  reclassification adjustment for gains
       realized in net income .......................        (86)           29          (57)
                                                           -----         -----        -----
    Net unrealized gains ............................        856          (291)         565
                                                           -----         -----        -----

Other comprehensive income ..........................      $ 856         $(291)       $ 565
                                                           =====         =====        =====



                                                           Three Months Ended March 31, 1997
                                                        ----------------------------------------
                                                                           Tax
                                                         Before-Tax     (Expense)    Net-of-Tax
                                                           Amount       or Benefit     Amount
                                                        ------------   ------------  -----------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...      $  (997)      $   339      $  (658)
    Less:  reclassification adjustment for gains
       realized in net income .......................         (112)           38          (74)
                                                           -------       -------      -------
    Net unrealized gains ............................       (1,109)          377         (732)
                                                           -------       -------      -------

Other comprehensive income ..........................      $(1,109)      $   377      $  (732)
                                                           =======       =======      =======



  4.  Recent Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement, which the Company will be required to adopt December 31, 1998, supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The new standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. In the initial year of application, comparative information for earlier years is to be restated.

       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). This statement, which the Company will be required to adopt December 31, 1998, amends FAS 87, Employers' Accounting for Pension, FAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new standard revises employers' disclosures about pension and other postretirement benefit plans without changing the measurement or recognition of those plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter ended March 31, 1998 compared to March 31, 1997.

  The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

  The Company reported an increase in net income for the quarter ended March 31, 1998 compared to the same period in 1997. Net income for the quarter ended March 31, 1998 was $1,186,000 as compared to $1,104,000 for the same period in 1997.

  Net Interest Income

  Net interest income for the quarter ended March 31, 1998 was $4,849,000, an increase of $313,000 or 6.9% when compared to the same period in 1997. Average interest earning assets increased $85,864,000 or 19.6%, more than offsetting the decrease in the net interest spread from 3.5% at March 31, 1997 to 3.0% at March 31, 1998.

  During the three months ended March 31, 1998, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances increased $36,813,000 or 14.3%, compared to the same period in 1997. The average yield on loans decreased slightly from 8.7% at March 31, 1997 to 8.6% at March 31, 1998.

  Average Securities increased $44,848,000 or 25.5% for the three months ended March 31, 1998 when compared to the same period in 1997. The overall yield on Average Securities decreased to 6.3% during the three months ended March 31, 1998, from 6.7% during the same period in 1997.

  Interest income from federal funds and other interest earning assets increased $62,000 or 140.9% for the three months ended March 31, 1998 when compared to 1997 as a result of the average balance increase of $4,203,000 or 135.7%. The average yield increased slightly to 5.9% in 1998 from 5.8% in 1997.

  Total interest expense increased $973,000 or 26.1% to $4,704,000 during the three months ended March 31, 1998 as compared to $3,731,000 during the same period in 1997. The increase was attributable to an increase in Average Interest Bearing Liabilities of $68,326,000 or 19.7% and a slight increase in the average yield on interest bearing liabilities from 4.4% in 1997 to 4.6% in 1998. Average Interest Bearing Deposits increased $22,155,000 or 6.7% while the average rate paid increased slightly from 4.3% at March 31, 1997 to 4.4% at March 31, 1998. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $9,201,000 or 89.7% as compared to the same period in 1997. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $36,970,000 or 417.6% compared to $8,852,000 at March 31, 1997. The advances were obtained from FHLB Dallas to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

  The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


       SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES


                                      Three Months Ended March 31, 1998             Three Months Ended March 31, 1997
                                 ---------------------------------------------  ------------------------------------------
                                     Average                        Yield or       Average                       Yield or
                                     Volume           Interest      Rate Paid       Volume         Interest      Rate Paid
                                 --------------   --------------    ----------  -------------    -------------   ---------
                                                                   (Dollars in thousands)

INTEREST EARNING ASSETS:
  Loans........................  $      294,916    $       6,266       8.6%     $     258,103    $       5,543       8.7%
  Investment Securities (1)....          71,355            1,217       6.9%            63,240            1,088       7.0%
  Mortgage-backed
    Securities.................         149,573            2,236       6.1%           112,840            1,812       6.5%
  Other Interest Earning
    Assets.....................           7,300              106       5.9%             3,097               44       5.8%
                                 --------------    -------------                -------------    -------------

TOTAL INTEREST
    EARNING ASSETS.............  $      523,144    $       9,825       7.6%     $     437,280    $       8,487       7.9%
                                 ==============    =============                =============    =============


INTEREST BEARING LIABILITIES:
  Deposits.....................         350,545            3,816       4.4%     $     328,390    $       3,480       4.3%
  Fed Funds Purchased
    and Other Interest Bearing
    Liabilities................           6,556               93       5.8%            10,255              124       4.9%
  Short Term Interest Bearing
    Liabilities - FHLB Dallas..          12,900              179       5.6%
  Long Term Interest Bearing
    Liabilities - FHLB Dallas..          45,822              616       5.5%             8,852              127       5.8%
                                 --------------    -------------                -------------    -------------

TOTAL INTEREST
BEARING LIABILITIES............  $      415,823    $       4,704       4.6%     $     347,497    $       3,731       4.4%
                                 ==============    =============                =============    =============


NET INTEREST SPREAD............                                        3.0%                                          3.5%
                                                                      =====                                         =====


      (1) Interest income includes taxable-equivalent adjustments of $272 and $220 as of March 31, 1998 and 1997, respectively.

Noninterest Income

Noninterest income was $1,643,000 for the quarter ended March 31, 1998 compared to $1,191,000 for the same period in 1997, an increase of $452,000 or 38.0% for the period. A $434,000 increase in deposit services income accounted for most of the change. Deposit services income increased as a direct result of the introduction of a new overdraft privilege program, increased numbers of deposit accounts and increased deposit activity from March 31, 1997 to March 31, 1998. Other noninterest income increased $44,000 for the quarter ended March 31, 1998 primarily as a result of an increase in trust income. Gains on sales of securities decreased $26,000 for the three months ended March 31, 1998 compared to the same period in 1997. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio.

The market value of the entire securities portfolio at March 31, 1998 was $227,337,000 with a net unrealized gain on that date of $3,172,000. The net unrealized gain is comprised of $3,392,000 in unrealized gains and $220,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $4,631,000 for the quarter ended March 31, 1998, compared to $4,077,000 for the same period of 1997, representing an increase of $554,000 for the period.

Salaries and employee benefits increased $296,000 or 11.6% during the three months ended March 31, 1998 when compared to the same period in 1997. Direct salary expense including payroll taxes of $270,000 increased as a result of personnel additions for the three months ended March 31, 1998 when compared to the same period in 1997. Health insurance expense increased $29,000 or 15.1% for the three months ended March 31, 1998 when compared to the same period in 1997.

Net occupancy expense increased $48,000 or 9.8% for the three months ended March 31, 1998 compared to the same period in 1997, largely due to higher real estate taxes, depreciation expense and the expansion of the bank headquarters completed during 1997.

Advertising, travel and entertainment expense increased $42,000 or 18.3% for the three months ended March 31, 1998 compared to the same period in 1997. The increase occurred due to increases in direct advertising as a result of new products introduced in 1997.

Other noninterest expense increased $145,000 or 27.5% during the three months ended March 31, 1998 when compared to the same period in 1997. The increase was due primarily to increased professional fees paid for additional internal auditing, data processing programming, compliance reviews, loan loss reviews and consulting fees paid in relation to the overdraft privilege product.

Provision for Income Taxes

The provision for tax expense rate for the three months ended March 31, 1998 was 24.0% compared to 25.2% for the three months ended March 31, 1997. The reduction is due to an increase in average tax free municipal securities when comparing the two periods.

Capital Resources

Total shareholders' equity for the Company at March 31, 1998, of $41,226,000 was up 3.0% or $1,195,000 from December 31, 1997, and represented 7.1% of total assets at March 31, 1998 compared to 7.0% of total assets at December 31, 1997. Increases to shareholders' equity during the three months ended March 31, 1998 were net income of $1,186,000, common stock (4,668 shares) issued through dividend reinvestment of $83,000, an increase of $25,000 due to the sale of 4,000 shares of treasury stock and an increase of $565,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $336,000 in dividends paid to shareholders and the purchase of 19,126 shares of treasury stock for $339,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the company has achieved a sound capital position. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 1998, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At March 31, 1998, these investments were 16.4% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans were up $20,339,000 or 7.4% at March 31, 1998 compared to December 31, 1997. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area.

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

For the first quarter ended March 31, 1998, loan charge-offs were $332,000 and recoveries were $60,000, resulting in net charge-offs of $272,000 for the quarter ended March 31, 1998. For the three months ended March 31, 1997, net charge-offs were $112,000.

The increase in net charge-offs for the quarter ended March 31, 1998 occurred primarily as a result of the increase in loans and increased bankruptcies. As a result of these and other factors, the necessary provision expense was estimated at $300,000 for the three months ended March 31, 1998.

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

Total nonperforming assets at March 31, 1998 were $2,372,000, down $719,000 or 23.3% from $3,091,000 at December 31, 1997. From December 31, 1997 to March 31, 1998, nonaccrual loans decreased $776,000 or 57.7% to $568,000. Loans 90 days past due or more decreased $58,000 or 7.8% to $684,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Other real estate decreased $34,000 or 9.3% to $330,000 and restructured loans decreased $14,000 or 3.2% to $421,000. Repossessed assets increased $163,000 or 79.1%.

Expansion

In February 1998 the Company made application to open a grocery store branch in Longview, Texas. The Company anticipates it will also make application to open a free standing full-service branch with drive up facilities in Longview as soon as a suitable site is found. The Company's television and radio advertising has extended into this market area for several years, providing Southside Bank name recognition in the greater Longview area.

Subsequent Events

On April 10, 1998, the Company filed a registration statement on Form S-2 with the Securities and Exchange Commission relating to the issuance by Southside Capital Trust I of $20 million of cumulative trust preferred securities. All of the proceeds from the issuance of the cumulative trust preferred securities will be used by Southside Capital Trust I to purchase junior deferrable interest subordinated debentures from the Company. The Company intends to use the net proceeds from the sale of the junior deferrable interest subordinated debentures for general purposes, including, but not limited to, capital contributions to the Bank to support growth and for working capital, the possible repurchase of shares of the Company's common stock, subject to acceptable market conditions, and acquisitions by either the Company or the Bank (although there presently exist no agreements or understanding with respect to any acquisition).

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should,"

 "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of shareholders was held on April 22, 1998.

         (b) The election of three directors (term expiring at the 2001 Annual Meeting) were as follows:

                                            FOR          ABSTAIN   WITHHELD
                                         ---------       -------   --------
             Fred E. Bosworth            1,937,693       61,231     7,966
             B. G. Hartley               1,937,693       61,231     7,966
             Murph Wilson                1,937,693       61,231     7,966

             Directors continuing until the 1999 Annual Meeting are as follows:

             Rollins Caldwell
             Sam Dawson
             William Sheehy

             Directors continuing until the 2000 Annual Meeting are as follows:

             Herbert C. Buie
             Robbie N. Edmonson
             W. D. (Joe Norton)

         (c) The matters voted upon and the results of the voting were as follows:

             The shareholders voted 2,004,350 shares in the affirmative, 2,105 shares in the negative, and 435 abstentions to ratify the selection of Coopers and Lybrand as Southside Bancshares, Inc.'s Independent Auditors for the year ending December 31, 1998.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          Exhibit
             No.
             27    -   Financial Data Schedule for the three months ended March
                       31, 1998.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 SOUTHSIDE BANCSHARES, INC.
                                       (Registrant)




                                 BY:  /s/   B.G. HARTLEY
                                         ---------------------------------
                                            B.G. Hartley, Chairman of the Board
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


DATE:       5-12-98
     ---------------------------


                                      /s/   LEE R. GIBSON
                                        ------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:        5-12-98
     ---------------------------

                                  EXHIBIT INDEX



 Exhibit No                        Description
 ----------   -----------------------------------------------------------------

    27        Financial Data Schedule for the three months ended March 31, 1998