Form 10-Q
period 1998-06-30
SOUTHSIDE BANCSHARES INC
filed 1998-08-11
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                               -------------------------------------------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           to
                                                          ---------    ---------


                       Commission file number   0-12247
                                                -------

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    TEXAS                                     75-1848732
---------------------------------------------       ----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       1201 S. Beckham, Tyler, Texas                            75701
---------------------------------------------       ----------------------------
  (Address of principal executive offices)                    (Zip Code)


        (Registrant's telephone number, including area code) 903-531-7111
                                                             ------------

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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,506,485 shares of Common Stock, par value $2.50, outstanding at July 21, 1998.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)                                                     June 30,      December 31,
                                                         ASSETS                            1998           1997
                                                                                         ---------     ------------
Cash and due from banks ...............................................................  $  28,931      $  36,593
Federal funds sold ....................................................................      1,675
                                                                                         ---------      ---------
   Cash and cash equivalents ..........................................................     30,606         36,593
Investment securities:
   Available for sale .................................................................    101,571         71,031
   Held to maturity ...................................................................        556            804
                                                                                         ---------      ---------
     Total Investment securities ......................................................    102,127         71,835
Mortgage-backed and related securities:
   Available for sale .................................................................    199,326        127,751
   Held to maturity ...................................................................     10,570         13,662
                                                                                         ---------      ---------
     Total Mortgage-backed securities .................................................    209,896        141,413
Marketable equity securities:
   Available for sale .................................................................      7,807          3,258
Loans:
   Loans, net of unearned discount ....................................................    303,225        296,035
   Less:  Reserve for loan losses .....................................................     (3,540)        (3,370)
                                                                                         ---------      ---------
     Net Loans ........................................................................    299,685        292,665
Premises and equipment, net ...........................................................     18,314         17,627
Other real estate owned, net ..........................................................        320            364
Interest receivable ...................................................................      4,683          3,918
Deferred tax asset ....................................................................        305            460
Other assets ..........................................................................      5,113          3,012
                                                                                         ---------      ---------

     TOTAL ASSETS .....................................................................  $ 678,856      $ 571,145
                                                                                         =========      =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ................................................................  $ 103,864      $ 113,499
   Interest bearing ...................................................................    350,919        349,175
                                                                                         ---------      ---------
     Total Deposits ...................................................................    454,783        462,674
Short-term obligations:
   Federal funds purchased ............................................................      1,684          3,884
   Notes payable - FHLB Dallas ........................................................     72,000         29,000
   Other obligations ..................................................................      1,554          1,647
Long-term obligations:
   Notes payable - FHLB Dallas ........................................................     78,171         28,547
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures .....................................................     20,000
Other liabilities .....................................................................      8,841          5,362
                                                                                         ---------      ---------
     TOTAL LIABILITIES ................................................................    637,033        531,114
                                                                                         ---------      ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
       3,506,485 and 3,496,269 shares issued and outstanding) .........................      8,766          8,740
   Paid-in capital ....................................................................     21,482         21,290
   Retained earnings ..................................................................     12,059         10,414
   Treasury stock (131,876 and 116,750 shares at cost) ................................     (2,142)        (1,820)
   Accumulated other comprehensive income .............................................      1,658          1,407
                                                                                         ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY ......................................................     41,823         40,031
                                                                                         ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................  $ 678,856      $ 571,145
                                                                                         =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)                  Quarter Ended June 30,  Six Months Ended June 30,
                                                       ----------------------  -------------------------
                                                           1998        1997       1998        1997
                                                        -------     -------     -------     -------
Interest income
   Loans .............................................  $ 6,454     $ 5,816     $12,720     $11,359
   Investment securities .............................    1,139         963       2,084       1,831
   Mortgage-backed and related securities ............    2,391       1,879       4,627       3,691
   Other interest earning assets .....................      154          66         260         110
                                                        -------     -------     -------     -------
       Total interest income .........................   10,138       8,724      19,691      16,991

Interest expense
   Time and savings deposits .........................    3,797       3,624       7,613       7,104
   Short-term obligations ............................      740         163       1,012         287
   Long-term obligations .............................    1,068         182       1,684         309
                                                        -------     -------     -------     -------
       Total interest expense ........................    5,605       3,969      10,309       7,700
                                                        -------     -------     -------     -------

Net interest income ..................................    4,533       4,755       9,382       9,291
Provision for loan losses ............................      300         225         600         400
                                                        -------     -------     -------     -------

Net interest income after provision for loan losses ..    4,233       4,530       8,782       8,891
                                                        -------     -------     -------     -------
Noninterest income
   Deposit services ..................................    1,279         860       2,477       1,624
   Gain on securities available for sale .............      149          40         235         152
   Other .............................................      352         306         711         621
                                                        -------     -------     -------     -------
       Total noninterest income ......................    1,780       1,206       3,423       2,397
                                                        -------     -------     -------     -------

Noninterest expense
   Salaries and employee benefits ....................    2,667       2,541       5,504       5,082
   Net occupancy expense .............................      575         506       1,114         997
   Equipment expense .................................      111         101         225         201
   Advertising, travel & entertainment ...............      295         256         566         485
   Supplies ..........................................      107         103         207         204
   FDIC insurance ....................................       14          13          27          25
   Postage ...........................................       88          84         173         160
   Other .............................................      826         628       1,498       1,155
                                                        -------     -------     -------     -------
       Total noninterest expense .....................    4,683       4,232       9,314       8,309
                                                        -------     -------     -------     -------

Income before income taxes ...........................    1,330       1,504       2,891       2,979
Provision for income taxes ...........................      176         375         551         746
                                                        -------     -------     -------     -------

Net Income ...........................................  $ 1,154     $ 1,129     $ 2,340     $ 2,233
                                                        =======     =======     =======     =======

Earnings Per Common Share-Basic ......................  $   .34     $   .34     $   .69     $   .66
                                                        =======     =======     =======     =======
Earnings Per Common Share-Diluted ....................  $   .33     $   .33     $   .67     $   .64
                                                        =======     =======     =======     =======



       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)                                                                                         Accumulated
(in thousands)                                                                                         Other     Total
                                              Compre-                                                 Compre-    Share-
                                              hensive     Common    Paid in    Retained   Treasury    hensive    holders'
                                              Income      Stock     Capital    Earnings     Stock     Income     Equity
                                             --------     ------    -------    --------   --------  -----------  --------
Balance at December 31, 1997................ $          $   8,740  $  21,290  $  10,414  $  (1,820) $   1,407  $  40,031
Net Income..................................     2,340                            2,340                            2,340
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................       251                                                    251        251
                                             ---------
Comprehensive income........................ $   2,591
                                             =========
Common stock issued (10,216 shares).........                   26        157                                         183
Dividends declared on common stock..........                                       (673)                            (673)
Purchase of 21,126 shares of
  Treasury stock............................                                                  (382)                 (382)
Sale of 6,000 shares of Treasury stock......                                        (22)        60                    38
FAS 109 - Incentive Stock Options...........                              35                                          35
                                                        ---------  ---------  ---------  ---------  ---------  ----------

Balance at June 30, 1998....................            $   8,766  $  21,482  $  12,059  $  (2,142) $   1,658  $  41,823
                                                        =========  =========- ========== =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $     406
Less:  reclassification adjustment for
   gains included in net income.............      (155)
                                             ---------
Net unrealized gains on securities.......... $     251
                                             =========


Balance at December 31, 1996................ $          $   8,290  $  18,501  $   9,628  $    (777) $     962  $  36,604
Net Income..................................     2,233                            2,233                            2,233
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure)..............................      (211)                                                  (211)      (211)
                                             ---------
Comprehensive income........................ $   2,022
                                             =========
Common stock issued (11,413 shares).........                   29        172                                         201
Dividends declared on common stock..........                                       (809)                            (809)
Purchase of 41,731 shares of
 Treasury stock.............................                                                  (733)                 (733)
Sale of 11,700 shares of Treasury stock.....                                        (34)       111                    77
FAS 109 - Incentive Stock Options...........                              43                                          43
                                                        ---------  ---------  ---------  ---------  ---------  ----------

Balance at June 30, 1997....................            $   8,319  $ 18,716   $  11,018  $  (1,399) $     751  $  37,405
                                                        =========  ========-- ========== =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period................................... $    (111)
Less:  reclassification adjustment for
   gains included in net income.............      (100)
                                             ---------
Net unrealized losses on securities......... $    (211)
                                             =========


        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                  1998           1997
                                                                               ---------      ---------
OPERATING ACTIVITIES:
 Net income .................................................................  $   2,340      $   2,233
 Adjustments to reconcile net cash provided by operations:
  Depreciation and amortization .............................................      2,821          1,228
  Accretion of discount and loan fees .......................................       (317)          (499)
  Provision for loan losses .................................................        600            400
  FAS109-Incentive stock options ............................................         35             43
  Increase in interest receivable ...........................................       (765)          (164)
  Increase in other receivables and prepaids ................................     (1,986)        (1,654)
  Decrease (increase) in deferred tax asset .................................         25           (161)
  Increase in interest payable ..............................................          7            114
  Gain on sale of securities available for sale .............................       (235)          (152)
  Gain on sale of assets ....................................................                       (12)
  Gain on sale of other real estate owned ...................................        (26)
  Increase (decrease) in other payables .....................................      3,379           (130)
                                                                               ---------      ---------
    Net cash provided by operating activities ...............................      5,878          1,246

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ............     32,183         16,507
 Proceeds from sales of mortgage-backed securities available for sale .......                    18,898
 Proceeds from maturities of investment securities available for sale .......      6,245         10,772
 Proceeds from maturities of mortgage-backed securities available for sale ..     32,033         15,593
 Proceeds from maturities of investment securities held to maturity .........        248            700
 Proceeds from maturities of mortgage-backed securities held to maturity ....      3,119          5,612
 Purchases of investment securities available for sale ......................    (68,213)       (28,613)
 Purchases of mortgage-backed securities available for sale .................   (105,592)       (38,426)
 Purchases of marketable equity securities available for sale ...............     (4,549)           (55)
 Net increase in loans ......................................................     (8,444)       (16,984)
 Purchases of premises and equipment ........................................     (1,373)          (899)
 Proceeds from sales of premises and equipment ..............................                        17
 Proceeds from sales of other real estate owned .............................         80
 Proceeds from sales of repossessed assets ..................................        699            518
                                                                               ---------      ---------
    Net cash used in investing activities ...................................   (113,564)       (16,360)


       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)
                                                                                Six Months Ended
                                                                                    June 30
                                                                            ------------------------
                                                                               1998           1997
                                                                            ---------      ---------
FINANCING ACTIVITIES:
 Net (decrease) increase in demand and savings accounts .................   $ (10,914)     $   4,202
 Net increase in certificates of deposit ................................       3,023         11,365
 Net decrease in federal funds purchased ................................      (2,200)        (4,550)
 Net increase in securities sold under agreement to repurchase ..........                      4,977
 Net increase in FHLB Dallas advances ...................................      92,624          8,259
 Net issuance of Guaranteed Preferred Beneficial Interest
   in the Company's Junior Subordinated Debentures ......................      20,000
 Proceeds from the issuance of common stock .............................         183            201
 Purchase of treasury stock .............................................        (382)          (733)
 Sale of treasury stock .................................................          38             77
 Dividends paid .........................................................        (673)          (809)
                                                                            ---------      ---------
      Net cash provided by financing activities .........................     101,699         22,989
                                                                            ---------      ---------

 Net (decrease) increase in cash and cash equivalents ...................      (5,987)         7,875
 Cash and cash equivalents at beginning of period .......................      36,593         31,653
                                                                            ---------      ---------
 Cash and cash equivalents at end of period .............................   $  30,606      $  39,528
                                                                            =========      =========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ..........................................................   $  10,302      $   7,680
 Income taxes paid ......................................................   $     500      $     875


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ...   $     824      $     663



       The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income, shareholders' equity and cash flow for the six month periods ended June 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

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

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                              1998       1997
                                                            ------     ------
Basic net earnings per share
  Net income .............................................  $2,340     $2,233
  Weighted average shares outstanding ....................   3,368      3,402
                                                            ------     ------
                                                            $  .69     $  .66
                                                            ======     ======

Diluted net earnings per share
  Net income .............................................  $2,340     $2,233
  Weighted average shares outstanding plus
     assumed conversions .................................   3,496      3,497
                                                            ------     ------
                                                            $  .67     $  .64
                                                            ======     ======

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding ....................   3,368      3,402
  Effect of dilutive securities options ..................     128         95
                                                            ------     ------
                                                             3,496      3,497
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

The components of accumulated comprehensive income are as follows:

                                                    Six Months Ended June 30, 1998
                                                    ------------------------------
                                                                 Tax
                                                    Before-Tax (Expense)  Net-of-Tax
                                                      Amount   or Benefit   Amount
                                                    ---------- ---------- ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period ..  $ 615      $(209)     $ 406
    Less:  reclassification adjustment for gains
       realized in net income ......................   (235)        80       (155)
                                                      -----      -----      -----
    Net unrealized gains ...........................    380       (129)       251
                                                      -----      -----      -----

Other comprehensive income .........................  $ 380      $(129)     $ 251
                                                      =====      =====      =====

                                                    Six Months Ended June 30, 1997
                                                    ------------------------------
                                                                 Tax
                                                    Before-Tax (Expense)  Net-of-Tax
                                                      Amount   or Benefit   Amount
                                                    ---------- ---------- ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period ..  $(168)     $  57     $(111)
    Less:  reclassification adjustment for gains
       realized in net income .......................   (152)        52      (100)
                                                       -----      -----     -----
    Net unrealized losses ...........................   (320)       109      (211)
                                                       -----      -----     -----

Other comprehensive income ..........................  $(320)     $ 109     $(211)
                                                       =====      =====     =====

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

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

5. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

In April 1998, the Company formed a wholly-owned non-banking subsidiary Southside Capital Trust (the "Trust Issuer"). The Trust Issuer was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Preferred Securities and Common Securities and using proceeds from the sale of the Preferred Securities and Common Securities to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. Accordingly, the Debentures will be the sole assets of the Trust Issuer and payments under the Debentures will be the sole revenue of the Trust Issuer. All of the Common Securities are owned by the Company.

The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Preferred Securities. Although the Debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment subject to a limitation that the securities included as tier 1 capital not exceed 25% of total tier 1 capital. The Securities are callable by the Company on or about June 30, 2003, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The Preferred Securities must be redeemed upon maturity of the Debentures in year 2028.

On May 18, 1998, the Company through the Trust sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and six months ended June 30, 1998 compared to June 30, 1997.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 1998 compared to the same period in 1997. Net income for the quarter and six months ended June 30, 1998 was $1,154,000 and $2,340,000, as compared to $1,129,000 and $2,233,000 for the same period in 1997.

Net Interest Income

Net interest income for the quarter and six months ended June 30, 1998 was $4,533,000 and $9,382,000, a decrease of $222,000 or 4.7% for the quarter and an increase of $91,000 or 1.0% for the six months when compared to the same periods in 1997. Average interest earning assets increased $110,627,000 or 24.9%, while the net interest spread decreased from 3.5% at June 30, 1997 to 2.8% at June 30, 1998. During the second quarter, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy produced additional income, however, the resulting spread for the leveraged portion of the balance sheet was significantly less than the Company's previous average. During the second quarter, prepayments on the Company's mortgage-backed securities increased significantly. This resulted in lower securities income and caused net interest income to decrease. Prepayments have since stabilized at lower levels. Also decreasing net interest income was the significant increase during the second quarter of the tax free municipal securities portfolio which have lower coupons, but reduce federal income tax expense.

During the six months ended June 30, 1998, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances increased $35,164,000 or 13.4%, compared to the same period in 1997. The average yield on loans decreased slightly from 8.7% at June 30, 1997 to 8.6% at June 30, 1998.

Average Securities increased $70,907,000 or 39.7% for the six months ended June 30, 1998 when compared to the same period in 1997. The overall yield on Average Securities decreased to 6.0% during the six months ended June 30, 1998 from 6.7% during the same period in 1997, primarily due to increased prepayment speeds on mortgage-backed securities combined with lower overall rates and an increase in the tax free municipal securities portfolio.

Interest income from federal funds and other interest earning assets increased $150,000 or 136.4% for the six months ended June 30, 1998 when compared to 1997 as a result of the average balance increase of 113.8%. The average yield increased from 5.5% in 1997 to 6.1% at June 30, 1998.

Total interest expense increased $2,609,000 or 33.9% to $10,309,000 during the six months ended June 30, 1998 as compared to $7,700,000 during the same period in 1997. The increase was attributable to an increase in Average Interest Bearing Liabilities of $92,510,000 or 26.1% and an increase in the average yield on interest bearing liabilities from 4.4% at June 30, 1997 to 4.6% at June 30, 1998. Average Interest Bearing Deposits increased $18,961,000 or 5.7% while the average rate paid increased slightly from 4.3% at June 30, 1997 to 4.4% at June 30, 1998. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $26,653,000 or 242.2% as compared to the same period in 1997. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $42,255,000 or 393.6% compared to $10,736,000 at June 30, 1997. The advances were obtained from FHLB Dallas to fund long-term loans and as part of the Company's balance sheet leverage strategy. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

Average Long Term Junior Subordinated Debentures increased $4,641,000 or 100% from June 30, 1997 to June 30, 1998 as a result of the issuance of the Preferred Securities.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                       SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                               -----------------------------------------------------------------------------------
                                 AVERAGE                    YIELD OR            AVERAGE                 YIELD OR
                                 VOLUME       INTEREST      RATE PAID            VOLUME     INTEREST     RATE PAID
                               -----------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                   Six Months Ended June 30, 1998                Six Months Ended June 30, 1997
                               ------------------------------------          -------------------------------------
INTEREST EARNING
ASSETS:
 Loans                         $  297,444   $  12,720          8.6%          $  262,280   $   11,359         8.7%
 Investment Securities (1)         81,549       2,851          7.1%              64,961        2,280         7.1%
 Mortgage-backed Securities       168,005       4,627          5.6%             113,686        3,691         6.5%
 Other Interest Earning
   Assets                           8,558         260          6.1%               4,002          110         5.5%
                               ----------   ---------                        ----------   ----------

TOTAL INTEREST EARNING
ASSETS                         $  555,556   $  20,458          7.4%          $  444,929   $   17,440         7.9%
                               ==========   =========                        ==========   ==========


INTEREST BEARING LIABILITIES:
 Deposits                      $  352,023   $   7,613          4.4%          $  333,062   $    7,104         4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                       4,646         128          5.6%              11,004          287         5.3%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas        33,011         884          5.4%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas        52,991       1,486          5.7%              10,736          309         5.8%
 Long Term Junior
  Subordinated  Debentures          4,641         198          8.5%
                               ----------   ---------                        ----------   ----------

TOTAL INTEREST BEARING
LIABILITIES                    $  447,312   $  10,309          4.6%          $  354,802   $    7,700         4.4%
                               ==========   =========        ------          ==========   ==========       ------

NET INTEREST SPREAD                                            2.8%                                          3.5%
                                                             ======                                        ======

(1) Interest income includes taxable-equivalent adjustments of $767 and $449 as of June 30, 1998 and 1997, respectively.

Noninterest Income

Noninterest income was $3,423,000 for the six months ended June 30, 1998 compared to $2,397,000 for the same period in 1997. Deposit services income increased $853,000 or 52.5% for the six months ended June 30, 1998. Deposit services income increased as a direct result of the introduction in June 1997 of an overdraft privilege program, increased numbers of deposit accounts and increased deposit activity from June 30, 1997 to June 30, 1998. Other noninterest income increased $90,000 or 14.5% for the six months ended June 30, 1998 primarily as a result of increases in trust income. Gains on sales of securities increased $83,000 for the six months ended June 30, 1998 compared to the same period in 1997. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at June 30, 1998 was $319,830,000 with a net unrealized gain on that date of $2,633,000. The net unrealized gain is comprised of $3,438,000 in unrealized gains and $805,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $9,314,000 for the six months ended June 30, 1998, compared to $8,309,000 for the same period of 1997, representing an increase of $1,005,000 or 12.1%.

Salaries and employee benefits increased $422,000 or 8.3% during the six months ended June 30, 1998 when compared to the same period in 1997. Direct salary expense including payroll taxes of $427,000 increased as a result of personnel additions for the six months ended June 30, 1998 when compared to the same period in 1997. Retirement expense increased $16,000 or 5.7% for the six months ended June 30, 1998 when compared to the same period in 1997.

Net occupancy expense increased $117,000 or 11.7% for the six months ended June 30, 1998 compared to the same period in 1997, largely due to higher real estate taxes, depreciation expense and the expansion of the bank headquarters completed during 1997.

Advertising, travel and entertainment expense increased $81,000 or 16.7% for the six months ended June 30, 1998 compared to the same period in 1997. The increase occurred due to increases in direct advertising as a result of new products introduced in 1997.

Other noninterest expense increased $343,000 or 29.7% for the six months ended June 30, 1998 when compared to the same period in 1997. The increase was due primarily to increased professional fees paid for additional internal auditing, data processing programming, compliance reviews, loan loss reviews and consulting fees paid in relation to the overdraft privilege product. Other increases occurred in trust expenses and atm expenses which were a direct result of the increased activity in those accounts. The increases in expense were more than offset by the increased income in trust income and atm fee income.

Provision for Income Taxes

The provision for the income tax expense ratio for the six months ended June 30, 1998 was 19.1% compared to 25.0% for the six months ended June 30, 1997. The reduction is due to an increase in interest income from tax free municipal securities.

Capital Resources

Total shareholders' equity for the Company at June 30, 1998, of $41,823,000 was up $1,792,000 from December 31, 1997, and represented 6.2% of total assets at June 30, 1998 compared to 7.0% of total assets at December 31, 1997. Increases to shareholders' equity during the six months ended June 30, 1998 were net income of $2,340,000, common stock (10,216 shares) issued through dividend reinvestment of $183,000, an increase of $38,000 due to the sale of 6,000 shares of treasury stock and an increase of $251,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $673,000 in dividends paid to shareholders and the purchase of 21,126 shares of treasury stock for $382,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 1998, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At June 30, 1998, these investments were 20% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

On May 18, 1998, the Company through the Trust Issuer sold 2,000,000 shares of Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20 million. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

The proceeds received by the Company from the Trust Issuer will be used for general corporate purposes which may include branch acquisitions of other financial institutions. In addition, a portion of the proceeds may be contributed through investments in or advances to the Subsidiary Banks.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $35,164,000 or 13.4% from the six months ended June 30, 1997 to June 30, 1998. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

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

For the second quarter and six months ended June 30, 1998, loan charge-offs were $257,000 and $589,000 and recoveries were $99,000 and $159,000, respectively, resulting in net charge-offs of $158,000 and $430,000. For the second quarter and six months ended June 30, 1997, net charge-offs were $160,000 and $271,000, respectively.

The increase in net charge-offs for the six months ended June 30, 1998 occurred primarily as a result of the increase in loans and increased bankruptcies. As a result of these and other factors, the necessary provision expense was estimated at $600,000 for the six months ended June 30, 1998.

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

Total nonperforming assets at June 30, 1998 were $2,274,000, down $817,000 or 26.4% from $3,091,000 at December 31, 1997. From December 31, 1997 to June 30,
1998, nonaccrual loans decreased $748,000 or 55.7% to $596,000. Loans 90 days past due or more decreased $171,000 or 23.0% to $571,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Other real estate decreased $44,000 or 12.1% to $320,000. Restructured loans increased $31,000 or 7.1% to $466,000. Repossessed assets increased $115,000 or 55.8%.

Expansion

In June 1998 the Company opened a grocery store branch in Longview, Texas. The Company anticipates it will also open a free standing full-service branch with drive up facilities in Longview during the fourth quarter of 1998. The Company's television and radio advertising has extended into this market area for several years, providing Southside Bank name recognition in the greater Longview area.

The Company also plans to open a full service branch in the new Walmart Supercenter in Tyler, Texas during the fourth quarter of 1998.

Year 2000 Compliance (Y2K)

The Company continues to address the Y2K issue as it effects all software, hardware and other systems associated with ensuring the Company is Y2K compliant. The Y2K issue could impact any computer or other date sensitive systems that store dates using a two digit year format. These systems may recognize the year "00" as 1900, not 2000. This could produce miscalculations, generate erroneous data or even cause a system to fail. All software, hardware and other systems have been identified and categorized as to its business significance and critical nature. Third parties on which the Company is dependent have been notified regarding their Y2K compliance status. The Company is initiating communication with large customers to determine what steps they are undertaking to ensure they will be Y2K compliant before January 1, 2000. Future credit decisions when appropriate will include a detailed assessment of customers' Y2K plans for achieving timely compliance. The Company's critical software, hardware and other systems should be thoroughly tested and Y2K compliant before the end of 1998. Contingency plans have been made as necessary for appropriate software, hardware and other systems. It is anticipated the cost associated with the Company becoming fully Y2K compliant is approximately $750,000. Approximately 80% of this cost will be new equipment and new software which will be depreciated over a three to five year period.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              Exhibit
                No.
              -------
                27        -        Financial Data Schedule for the six months
                                    ended June 30, 1998.

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


DATE: 08-07-98



                                      /s/ LEE R. GIBSON
                                      ------------------------------------------
                                          Lee R. Gibson, Executive Vice
                                          President (Principal Financial
                                          and Accounting Officer)



DATE: 08-07-98

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
   27                Financial Data Schedule for the six months ended
                     June 30, 1998.