Form 10-Q
period 1998-09-30
SOUTHSIDE BANCSHARES INC
filed 1998-11-13
CIK 705432

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                               -------------------------------------------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             to
                                                   ------------    ------------


                         Commission file number      0-12247
                                               ------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                      75-1848732
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   1201 S. Beckham, Tyler, Texas                          75701
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)


     (Registrant's telephone number, including area code)    903-531-7111
                                                          -------------------



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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,680,711 shares of Common Stock, par value $2.50, outstanding at October 19, 1998.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                                                                                  September 30,    December 31,
                                                           ASSETS                                     1998             1997
                                                                                                   ---------        ---------
Cash and due from banks .......................................................................    $  22,252        $  36,593
Investment securities:
   Available for sale .........................................................................      104,857           71,031
   Held to maturity ...........................................................................          459              804
                                                                                                   ---------        ---------
     Total Investment securities ..............................................................      105,316           71,835
Mortgage-backed and related securities:
   Available for sale .........................................................................      294,775          127,751
   Held to maturity ...........................................................................        9,177           13,662
                                                                                                   ---------        ---------
     Total Mortgage-backed securities .........................................................      303,952          141,413
Marketable equity securities:
   Available for sale .........................................................................       10,717            3,258
Loans:
   Loans, net of unearned discount ............................................................      312,205          296,035
   Less:  Reserve for loan losses .............................................................       (3,585)          (3,370)
                                                                                                   ---------        ---------
     Net Loans ................................................................................      308,620          292,665
Premises and equipment, net ...................................................................       17,892           17,627
Other real estate owned, net ..................................................................          131              364
Interest receivable ...........................................................................        5,230            3,918
Deferred tax asset ............................................................................                           460
Other assets ..................................................................................        6,090            3,012
                                                                                                   ---------        ---------

     TOTAL ASSETS .............................................................................    $ 780,200        $ 571,145
                                                                                                   =========        =========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ........................................................................    $ 115,222        $ 113,499
   Interest bearing ...........................................................................      358,458          349,175
                                                                                                   ---------        ---------
     Total Deposits ...........................................................................      473,680          462,674
Short-term obligations:
   Federal funds purchased ....................................................................        3,919            3,884
   Notes payable - FHLB Dallas ................................................................       85,000           29,000
   Other obligations ..........................................................................        1,672            1,647
                                                                                                   ---------        ---------
     Total Short-term obligations .............................................................       90,591           34,531
Long-term obligations:
   Notes payable - FHLB Dallas ................................................................      123,345           28,547
   Guaranteed Preferred Beneficial Interest in the Company's
     Junior Subordinated Debentures ...........................................................       20,000
                                                                                                   ---------        ---------
     Total Long-term obligations ..............................................................      143,345           28,547
Deferred tax liability ........................................................................          881
Other liabilities .............................................................................       26,899            5,362
                                                                                                   ---------        ---------
     TOTAL LIABILITIES ........................................................................      735,396          531,114
                                                                                                   ---------        ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
       3,680,711 and 3,496,269 shares issued and outstanding) .................................        9,202            8,740
   Paid-in capital ............................................................................       24,128           21,290
   Retained earnings ..........................................................................       10,136           10,414
   Treasury stock (162,176 and 116,750 shares at cost) ........................................       (2,776)          (1,820)
   Accumulated other comprehensive income .....................................................        4,114            1,407
                                                                                                   ---------        ---------
      TOTAL SHAREHOLDERS' EQUITY ..............................................................       44,804           40,031
                                                                                                   ---------        ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................................    $ 780,200        $ 571,145
                                                                                                   =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                         Quarter Ended                    Nine Months Ended
                                                                          September 30,                     September 30,
                                                                    --------------------------        --------------------------
                                                                      1998             1997             1998             1997
                                                                    ---------        ---------        ---------        ---------
Interest income
   Loans ...................................................        $   6,704        $   6,138        $  19,424        $  17,497
   Investment securities ...................................            1,440              745            3,524            2,576
   Mortgage-backed and related securities ..................            3,006            1,911            7,633            5,602
   Other interest earning assets ...........................              175              104              435              214
                                                                    ---------        ---------        ---------        ---------
       Total interest income ...............................           11,325            8,898           31,016           25,889

Interest expense
   Time and savings deposits ...............................            3,941            3,795           11,554           10,899
   Short-term obligations ..................................            1,359              283            2,371              570
   Long-term obligations ...................................            1,629               61            3,313              370
                                                                    ---------        ---------        ---------        ---------
       Total interest expense ..............................            6,929            4,139           17,238           11,839
                                                                    ---------        ---------        ---------        ---------

Net interest income ........................................            4,396            4,759           13,778           14,050
Provision for loan losses ..................................              300              250              900              650
                                                                    ---------        ---------        ---------        ---------

Net interest income after provision for loan losses ........            4,096            4,509           12,878           13,400
                                                                    ---------        ---------        ---------        ---------
Noninterest income
   Deposit services ........................................            1,343            1,193            3,820            2,817
   Gain on securities available for sale ...................              700                9              935              161
   Other ...................................................              361              354            1,072              975
                                                                    ---------        ---------        ---------        ---------
       Total noninterest income ............................            2,404            1,556            5,827            3,953
                                                                    ---------        ---------        ---------        ---------

Noninterest expense
   Salaries and employee benefits ..........................            2,861            2,432            8,365            7,514
   Net occupancy expense ...................................              621              532            1,735            1,529
   Equipment expense .......................................              111              108              336              309
   Advertising, travel & entertainment .....................              263              226              829              711
   Supplies ................................................              124              109              331              313
   FDIC insurance ..........................................               14               13               41               38
   Postage .................................................               86               86              259              246
   Other ...................................................              767              732            2,265            1,887
                                                                    ---------        ---------        ---------        ---------
       Total noninterest expense ...........................            4,847            4,238           14,161           12,547
                                                                    ---------        ---------        ---------        ---------

Income before income taxes .................................            1,653            1,827            4,544            4,806
Provision for income taxes .................................              248              478              799            1,224
                                                                    ---------        ---------        ---------        ---------

Net Income .................................................        $   1,405        $   1,349        $   3,745        $   3,582
                                                                    =========        =========        =========        =========

Earnings Per Common Share-Basic ............................        $     .40        $     .37        $    1.06        $    1.00
                                                                    =========        =========        =========        =========
Earnings Per Common Share-Diluted ..........................        $     .38        $     .36        $    1.02        $     .97
                                                                    =========        =========        =========        =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                             Accumulated
                                                                                                               Other        Total
                                                Compre-                                                        Compre-      Share-
                                                hensive       Common      Paid in    Retained    Treasury      hensive     holders'
                                                Income        Stock       Capital    Earnings      Stock       Income       Equity
                                               ---------    ---------    ---------   --------    ---------    ---------    --------
Balance at December 31, 1997 ................  $            $   8,740    $  21,290   $ 10,414    $  (1,820)   $   1,407    $ 40,031
Net Income ..................................      3,745                                3,745                                 3,745
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below) ........................      2,707                                                          2,707       2,707
                                               ---------
Comprehensive income ........................  $   6,452
                                               =========
Common stock issued (16,162 shares) .........                      41          225                                              266
FAS 109 - Incentive Stock Options (ISO's) ...                                   42                                               42
Dividends declared on common stock ..........                                          (1,009)                               (1,009)
Purchase of 51,426 shares of
   treasury stock ...........................                                                       (1,016)                  (1,016)
Exercise of 6,000 shares of ISO's ...........                                             (22)          60                       38
Stock dividend ..............................                     421        2,571     (2,992)
                                                            ---------    ---------   --------    ---------    ---------    --------

Balance at September 30, 1998 ...............               $   9,202    $  24,128   $ 10,136    $  (2,776)   $   4,114    $ 44,804
                                                            =========    =========   ========    =========    =========    ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................   $   3,324
Less:  reclassification adjustment for
   gains included in net income.............        (617)
                                               ---------
Net unrealized gains on securities..........   $   2,707
                                               =========


Balance at December 31, 1996................   $            $   8,290    $  18,501   $   9,628    $    (777)  $     962    $ 36,604
Net Income..................................       3,582                                 3,582                                3,582
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................         601                                                            601         601
                                               ---------
Comprehensive income........................   $   4,183
                                               =========
Common stock issued (11,413 shares).........                       29          172                                              201
FAS 109 - Incentive Stock Options (ISO's)...                                    43                                               43
Dividends declared on common stock..........                                              (809)                                (809)
Purchase of 54,513 shares of
   treasury stock...........................                                                           (960)                   (960)
Exercise of 11,700 shares of ISO's..........                                               (34)         111                      77
Stock dividend..............................                      404        2,466      (2,870)
                                                            ---------    ---------    ---------   ---------   ---------    --------

Balance at September 30, 1997...............                $   8,723    $  21,182    $  9,497    $  (1,626)  $   1,563    $ 39,339
                                                            =========    =========    =========   =========   =========    ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................   $     707
Less:  reclassification adjustment for
   gains included in net income.............        (106)
                                               ---------
Net unrealized gains on securities.........    $     601
                                               =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ---------------------------
                                                                                          1998              1997
                                                                                        ---------         ---------
OPERATING ACTIVITIES:
 Net income ....................................................................        $   3,745         $   3,582
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................            1,056               897
  Amortization of premium ......................................................            3,891             1,040
  Accretion of discount and loan fees ..........................................             (461)             (638)
  Provision for loan losses ....................................................              900               650
  FAS109-Incentive stock options ...............................................               42                43
  Gain on sale of securities available for sale ................................             (935)             (161)
  Loss (gain) on sale of assets ................................................               35               (12)
  Gain on sale of other real estate owned ......................................              (32)
  Increase in interest receivable ..............................................           (1,312)              (59)
  (Decrease) increase in receivables and other assets ..........................           (3,029)            1,076
  Increase in deferred tax asset ...............................................              (54)             (246)
  Increase in interest payable .................................................              187               256
  Increase in other payables ...................................................           21,375             6,546
                                                                                        ---------         ---------
    Net cash provided by operating activities ..................................           25,408            12,974

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............           48,783            24,987
 Proceeds from sales of mortgage-backed securities available for sale ..........           30,455            31,542
 Proceeds from maturities of investment securities available for sale ..........            7,399            14,481
 Proceeds from maturities of mortgage-backed securities available for sale .....           48,986            22,517
 Proceeds from maturities of investment securities held to maturity ............              345               809
 Proceeds from maturities of mortgage-backed securities held to maturity .......            4,522             7,720
 Purchases of investment securities available for sale .........................          (87,247)          (37,381)
 Purchases of mortgage-backed securities available for sale ....................         (247,657)          (77,424)
 Purchases of marketable equity securities available for sale ..................           (7,459)              (84)
 Net increase in loans .........................................................          (18,025)          (30,993)
 Purchases of premises and equipment ...........................................           (1,461)           (4,612)
 Proceeds from sales of premises and equipment .................................              106                17
 Proceeds from sales of other real estate owned ................................              275                98
 Proceeds from sales of repossessed assets .....................................            1,111               777
                                                                                        ---------         ---------
    Net cash used in investing activities ......................................         (219,867)          (47,546)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ---------------------------
                                                                                           1998              1997
                                                                                        ---------         ---------
FINANCING ACTIVITIES:
 Net increase in demand and savings accounts ...................................        $   5,966         $   7,323
 Net increase in certificates of deposit .......................................            5,040            11,041
 Net increase in federal funds purchased .......................................               35             1,868
 Net increase in FHLB Dallas advances ..........................................          150,798            14,901
 Net issuance of Guaranteed Preferred Beneficial Interest
   in the Company's Junior Subordinated Debentures .............................           20,000
 Proceeds from the issuance of common stock ....................................              266               201
 Purchase of treasury stock ....................................................           (1,016)             (960)
 Sale of treasury stock ........................................................               38                77
 Dividends paid ................................................................           (1,009)             (809)
                                                                                        ---------         ---------
      Net cash provided by financing activities ................................          180,118            33,642
                                                                                        ---------         ---------

 Net decrease in cash and cash equivalents .....................................          (14,341)             (930)
 Cash and cash equivalents at beginning of period ..............................           36,593            31,653
                                                                                        ---------         ---------
 Cash and cash equivalents at end of period ....................................        $  22,252         $  30,723
                                                                                        =========         =========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .................................................................        $  17,051         $  11,677
 Income taxes paid .............................................................        $     850         $   1,500


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ..........        $   1,170         $     815



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of September 30, 1998, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month periods ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

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

  Earnings per share on a basic and diluted basis as required by FAS 128, "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):

                                                                        Nine Months Ended September 30,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         ----------        ----------
Basic net earnings per share
  Net income ....................................................        $    3,745        $    3,582
  Weighted average shares outstanding ...........................             3,536             3,569
                                                                         ----------        ----------
                                                                         $     1.06        $     1.00
                                                                         ==========        ==========

Diluted net earnings per share
  Net income ....................................................        $    3,745        $    3,582
  Weighted average shares outstanding plus
     assumed conversions ........................................             3,675             3,676
                                                                         ----------        ----------
                                                                         $     1.02        $      .97
                                                                         ==========        ==========

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding ...........................             3,536             3,569
  Effect of dilutive securities options .........................               139               107
                                                                         ----------        ----------
                                                                              3,675             3,676
                                                                         ==========        ==========

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

  The components of accumulated comprehensive income are as follows:

                                                                    Nine Months Ended September 30, 1998
                                                               ---------------------------------------------
                                                                                    Tax
                                                               Before-Tax        (Expense)         Net-of-Tax
                                                                Amount          or Benefit          Amount
                                                               ---------         ---------         ---------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....        $   5,036         $  (1,712)        $   3,324
    Less:  reclassification adjustment for gains
       realized in net income .........................             (935)              318              (617)
                                                               ---------         ---------         ---------
    Net unrealized gains ..............................            4,101            (1,394)            2,707
                                                               ---------         ---------         ---------

Other comprehensive income ............................        $   4,101         $  (1,394)        $   2,707
                                                               =========         =========         =========


                                                                      Quarter Ended September 30, 1998
                                                               ---------------------------------------------
                                                                                    Tax
                                                               Before-Tax        (Expense)         Net-of-Tax
                                                                Amount          or Benefit          Amount
                                                               ---------         ---------         ---------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....        $   4,421         $  (1,503)        $   2,918
    Less:  reclassification adjustment for gains
       realized in net income .........................             (700)              238              (462)
                                                               ---------         ---------         ---------
    Net unrealized gains ..............................            3,721            (1,265)            2,456
                                                               ---------         ---------         ---------

Other comprehensive income ............................        $   3,721         $  (1,265)        $   2,456
                                                               =========         =========         =========


                                                                   Nine Months Ended September 30, 1997
                                                               ---------------------------------------------
                                                                                    Tax
                                                               Before-Tax        (Expense)         Net-of-Tax
                                                                Amount          or Benefit          Amount
                                                               ---------         ---------         ---------

Unrealized gains on securities:
   Unrealized holding gains arising during period .....        $   1,071         $    (364)        $     707
    Less:  reclassification adjustment for gains
       realized in net income .........................             (161)               55              (106)
                                                               ---------         ---------         ---------
    Net unrealized gains ..............................              910              (309)              601
                                                               ---------         ---------         ---------

Other comprehensive income ............................        $     910         $    (309)        $     601
                                                               =========         =========         =========


                                                                      Quarter Ended September 30, 1997
                                                               ---------------------------------------------
                                                                                    Tax
                                                               Before-Tax        (Expense)         Net-of-Tax
                                                                Amount          or Benefit          Amount
                                                               ---------         ---------         ---------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....        $   1,239         $    (421)        $     818
    Less:  reclassification adjustment for gains
       realized in net income .........................               (9)                3                (6)
                                                               ---------         ---------         ---------
    Net unrealized gains ..............................            1,230              (418)              812
                                                               ---------         ---------         ---------

Other comprehensive income ............................        $   1,230         $    (418)        $     812
                                                               =========         =========         =========

  4.  Recent Pronouncements

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). This statement, which the Company will be required to adopt December 31, 1998, amends FAS 87, Employers' Accounting for Pension, FAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The new standard revises employers' disclosures about pension and other postretirement benefit plans without changing the measurement or recognition of those plans. It standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. This statement has no impact on the financial position or result of operations of the Company, but may require changes in the Company's disclosure requirements.

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

  5.  Guaranteed Preferred Beneficial Interest in the Company's Subordinated
      Debt

  In April 1998, the Company formed a wholly-owned non-banking subsidiary Southside Capital Trust (the "Trust Issuer"). The Trust Issuer was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Preferred Securities and Common Securities and using proceeds from the sale of the Preferred Securities and Common Securities to acquire Junior Subordinated Debentures (the "Debentures") issued by the Company. Accordingly, the Debentures are the sole assets of the Trust Issuer and payments under the Debentures are the sole revenue of the Trust Issuer. All of the Common Securities are owned by the Company.

  The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Preferred Securities. Although the Debentures are treated as debt of the Company, they currently qualify for tier 1 capital treatment subject to a limitation that the securities included as tier 1 capital not exceed 25% of total tier 1 capital. The Securities are callable by the Company on or about June 30, 2003, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The Preferred Securities must be redeemed upon maturity of the Debentures in year 2028.

  On May 18, 1998, the Company through the Trust sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and nine months ended September 30, 1998 compared to September 30, 1997.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997. Net income for the quarter and nine months ended September 30, 1998 was $1,405,000 and $3,745,000, as compared to $1,349,000 and $3,582,000 for the same periods in 1997.

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 1998 was $4,396,000 and $13,778,000, a decrease of $363,000 or 7.6% for the quarter and
$272,000 or 1.9% for the nine months when compared to the same periods in 1997. Average interest earning assets increased $144,209,000 or 31.9%, while the net interest spread decreased from 3.5% at September 30, 1997 to 2.5% at September 30, 1998. During the second and third quarters, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. Additionally, during the second and third quarters, prepayments on the Company's mortgage-backed securities increased. This resulted in additional amortization expense for the premium mortgage-backed securities and was a factor in net interest income decreasing. In addition, during the third quarter as rates decreased and prepayment concerns increased, the bank increased the amortization of a portion of the premium on specific mortgage-backed securities in the portfolio. Also decreasing net interest income was the significant increase during the second quarter of tax free municipal securities. These securities have lower coupons, but reduce federal income tax expense.

During the nine months ended September 30, 1998, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $31,951,000 or 11.9%, compared to the same period in 1997. The average yield on loans decreased slightly from 8.7% at September 30, 1997 to 8.6% at September 30, 1998.

Average Securities increased $107,729,000 or 60.5% for the nine months ended September 30, 1998 when compared to the same period in 1997. The overall yield on Average Securities decreased to 5.8% during the nine months ended September 30, 1998 from 6.7% during the same period in 1997, primarily due to increased prepayment speeds on mortgage-backed securities which lead to increased amortization, combined with lower overall rates and an increase in the tax free municipal securities portfolio.

Interest income from federal funds and other interest earning assets increased $221,000 or 103.3% for the nine months ended September 30, 1998 when compared to 1997 as a result of the average balance increase of 87.6%. The average yield increased from 5.5% in 1997 to 6.0% at September 30, 1998.

Total interest expense increased $5,399,000 or 45.6% to $17,238,000 during the nine months ended September 30, 1998 as compared to $11,839,000 during the same period in 1997. The increase was attributable to an increase in Average Interest Bearing Liabilities of $125,849,000 or 34.9% and an increase in the average yield on interest bearing liabilities from 4.4% at September 30, 1997 to 4.7% at September 30, 1998. Average Interest Bearing Deposits increased $16,455,000 or 4.9% while the average rate paid increased slightly from 4.3% at September 30, 1997 to 4.4% at September 30, 1998. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $44,946,000 or 321.3% as compared to the same period in 1997. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $54,631,000 or 644.3% compared to $8,479,000 at September 30, 1997. The advances were obtained from FHLB Dallas to fund long-term loans and as part of the Company's balance sheet leverage strategy. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

Average Long Term Junior Subordinated Debentures increased $9,817,000 or 100% from September 30, 1997 to September 30, 1998 as a result of the issuance of the Preferred Securities.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                      SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                               ----------------------------------------------------------------------------------

                                 AVERAGE                    YIELD OR            AVERAGE                 YIELD OR
                                 VOLUME       INTEREST      RATE PAID            VOLUME     INTEREST     RATE PAID
                               ----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                               Nine Months Ended September 30, 1998          Nine Months Ended September 30, 1997
                               ------------------------------------          ------------------------------------
INTEREST EARNING
ASSETS:
 Loans                         $  301,335   $   19,424          8.6%          $  269,384   $   17,497         8.7%
 Investment Securities (1)         91,323        4,796          7.0%              61,751        3,278         7.1%
 Mortgage-backed Securities       194,608        7,633          5.2%             116,451        5,602         6.4%
 Other Interest Earning
   Assets                           9,697          435          6.0%               5,168          214         5.5%
                               ----------   ----------                        ----------   ----------

TOTAL INTEREST EARNING
ASSETS                         $  596,963   $   32,288          7.2%          $  452,754   $   26,591         7.9%
                               ==========   ==========                        ==========   ==========


INTEREST BEARING LIABILITIES:
 Deposits                      $  354,311   $   11,554          4.4%          $  337,856   $   10,899         4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                       5,028          207          5.5%              13,990          570         5.4%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas        53,908        2,164          5.4%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas        63,110        2,690          5.7%               8,479          370         5.8%
 Long Term Junior
  Subordinated  Debentures          9,817          623          8.5%
                               ----------   ----------                        ----------   ----------


TOTAL INTEREST BEARING
LIABILITIES                    $  486,174   $   17,238          4.7%          $  360,325   $   11,839         4.4%
                               ==========   ==========          ---           ==========   ==========         ---

NET INTEREST SPREAD                                             2.5%                                          3.5%
                                                             ======                                        ======

(1) Interest income includes taxable-equivalent adjustments of $1,272 and $702 as of September 30, 1998 and 1997, respectively.

Noninterest Income

Noninterest income was $5,827,000 for the nine months ended September 30, 1998 compared to $3,953,000 for the same period in 1997. Deposit services income increased $1,003,000 or 35.6% for the nine months ended September 30, 1998. Deposit services income increased as a direct result of the introduction in June 1997 of an overdraft privilege program, increased numbers of deposit accounts and increased deposit activity from September 30, 1997 to September 30, 1998. Other noninterest income increased $97,000 or 9.9% for the nine months ended September 30, 1998 primarily as a result of increases in trust income. Gains on sales of securities increased $774,000 for the nine months ended September 30, 1998 compared to the same period in 1997. During the third quarter, Southside sold longer term municipal securities and higher collateral mortgage-backed securities and replaced them primarily with lower collateral mortgage-backed securities in an effort to reduce the overall risk of prepayments. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at September 30, 1998 was $420,016,000 with a net unrealized gain on that date of $6,362,000. The net unrealized gain is comprised of $6,630,000 in unrealized gains and $268,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $14,161,000 for the nine months ended September 30, 1998, compared to $12,547,000 for the same period of 1997, representing an increase of $1,614,000 or 12.9%.

Salaries and employee benefits increased $851,000 or 11.3% during the nine months ended September 30, 1998 when compared to the same period in 1997. Direct salary expense and payroll taxes increased $813,000 as a result of personnel additions for the nine months ended September 30, 1998 when compared to the same period in 1997. Retirement expense increased $83,000 or 20.7% for the nine months ended September 30, 1998 when compared to the same period in 1997.

Net occupancy expense increased $206,000 or 13.5% for the nine months ended September 30, 1998 compared to the same period in 1997, largely due to higher real estate taxes, depreciation expense and the expansion of the bank headquarters completed during 1997.

Advertising, travel and entertainment expense increased $118,000 or 16.6% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase occurred due to increases in direct advertising as a result of new products introduced in 1997.

Other noninterest expense increased $378,000 or 20.0% for the nine months ended September 30, 1998 when compared to the same period in 1997. The increase was due primarily to increased professional fees paid for additional internal auditing, data processing programming, compliance reviews, loan loss reviews and consulting fees paid in relation to the overdraft privilege product. Other increases occurred in trust expenses and ATM expenses which were a direct result of the increased activity in those accounts. The increases in expense were more than offset by the increased income in trust income and ATM fee income.

Provision for Income Taxes

The provision for the income tax expense for the nine months ended September 30, 1998 was 17.6% compared to 25.5% for the nine months ended September 30, 1997. The reduction is due to an increase in interest income from tax free municipal securities.

Capital Resources

Total shareholders' equity for the Company at September 30, 1998, of $44,804,000 was up $4,773,000 from December 31, 1997, and represented 5.7% of total assets at September 30, 1998 compared to 7.0% of total assets at December 31, 1997. Increases to shareholders' equity during the nine months ended September 30, 1998 were net income of $3,745,000, common stock (16,162 shares) issued through dividend reinvestment of $266,000, an increase of $38,000 due to the exercise of 6,000 shares of incentive stock options and an increase of $2,707,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $1,009,000 in dividends paid to shareholders and the purchase of 51,426 shares of treasury stock for $1,016,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 1998, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At September 30, 1998, these investments were 20.5% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

On May 18, 1998, the Company through the Trust Issuer sold 2,000,000 shares of Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20 million. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

The proceeds received by the Company from the Trust Issuer are used for general corporate purposes which may include branch acquisitions of other financial institutions. In addition, a portion of the proceeds may be contributed through investments in or advances to the Subsidiary Banks.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in Smith County, Texas and adjoining counties. Total Average Loans increased $31,951,000 or 11.9% from the nine months ended September 30, 1997 to September 30, 1998. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

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

For the third quarter and nine months ended September 30, 1998, loan charge-offs were $359,000 and $948,000 and recoveries were $104,000 and $263,000, respectively, resulting in net charge-offs of $255,000 and $685,000. For the third quarter and nine months ended September 30, 1997, net charge-offs were $279,000 and $551,000, respectively.

The increase in net charge-offs for the nine months ended September 30, 1998 occurred primarily as a result of the increase in loans and increased bankruptcies. As a result of these and other factors, the necessary provision expense was estimated at $900,000 for the nine months ended September 30, 1998.

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

Total nonperforming assets at September 30, 1998 were $2,220,000, down $871,000 or 28.2% from $3,091,000 at December 31, 1997. From December 31, 1997 to September 30, 1998, nonaccrual loans decreased $632,000 or 47.0% to $712,000. Loans 90 days past due or more decreased $91,000 or 12.3% to $651,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Other real estate decreased $233,000 or 64.0% to $131,000. Restructured loans increased $36,000 or 8.3% to $471,000. Repossessed assets increased $49,000 or 23.8%.

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

Year 2000 Compliance (Y2K)

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Y2K project management awareness. The FFIEC has highly prioritized Y2K compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Y2K issue. The federal banking agencies have been conducting Y2K compliance examinations, and the failure to implement an adequate Y2K program can be identified as an unsafe and unsound banking practice. The FDIC has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Y2K rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Y2K compliance programs when reviewing applications and may deny an application based on Y2K related issues.

Y2K Issue

The Y2K issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Y2K issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Y2K exposures, issuing guidance concerning the responsibilities of senior management and directors. Y2K testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

In order to address the Y2K issue, the Company has developed and implemented a five phase plan divided into the following major components:

         1.       awareness
         2.       assessment
         3.       renovation
         4.       validation
         5.       implementation

The Company has completed the first two phases of the plan with customer awareness ongoing and is currently working internally and with external vendors on the final three phases. Other important segments of the Y2K plan are to identify those loan customers whose possible lack of Y2K preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Y2K operating problems.

The Board of Directors has established a Y2K subcommittee to monitor progress with achieving and certifying Y2K compliance. In addition, the Company has utilized external consulting firms to assist with its Y2K program. The Company's current plan is to complete the Y2K project by March 31, 1999. Final validation testing with the Company's primary applications programs is scheduled for November, 1998.

Following its completion of the assessment phase, the Company determined that a significant portion of its computer hardware and software did not require updating or replacement to achieve Y2K compliance. However, the Company is currently in the process of replacing its general ledger and archive retrieval systems, as the existing systems were already slated for removal due to their age and limited capacity to support the Company's strategic plan. The new systems, which are scheduled to be installed and operational prior to December 31, 1998, will also provide Y2K compliance. If such new systems are not implemented in time, the Y2K issue could have a material unfavorable impact upon the operations of the Company.

The Company has limited internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has determined that it has little to no exposure to contingencies related to the Y2K issue for products it has sold.

The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. The Company is requesting that third party vendors represent their products and services to be Y2K compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. To the extent that the Company does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Y2K issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

The Company's total Y2K estimated project cost, which is based upon currently available information, includes expenses for the review and testing of third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Y2K issues and therefore not present a material adverse impact upon the Company.

Y2K compliance costs incurred during the first nine months of 1998 totaled approximately $310,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. At this time, management currently estimates additional Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases, at between $150,000 and $200,000. The estimated costs associated with the Y2K project have decreased from the original estimate. The Company's testing indicates less hardware purchases will be required than originally estimated. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Y2K issue in conjunction with the Company's ongoing programs for updating and expanding its delivery infrastructure. The aforementioned Y2K project cost estimate may change as the Company progresses in its Y2K program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Y2K effort.

Despite the Company's activities in regards to the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit
           No.
         -------
           27        -    Financial Data Schedule for the nine months ended
                          September 30, 1998.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SOUTHSIDE BANCSHARES, INC.
                                          (Registrant)





                                   BY:  /s/  B.G. HARTLEY
                                        ----------------------------------------
                                             B.G. Hartley, Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


DATE:   11-09-98
     ----------------------


                                        /s/  LEE R. GIBSON
                                        ----------------------------------------
                                             Lee R. Gibson, Executive Vice
                                             President (Principal Financial
                                             and Accounting Officer)



DATE:   11-09-98
     ----------------------

                                  EXHIBIT INDEX

Exhibit No                                    Description
----------                                    -----------
    27                     Financial Data Schedule for the nine months ended
                           September 30, 1998.