Form 10-K405
period 1998-12-31
SOUTHSIDE BANCSHARES INC
filed 1999-03-18
CIK 705432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K
(MARK ONE)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM________TO________

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

                                  COMMON STOCK
                                (Title of Class)

       Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 9, 1999, 3,685,775 shares of common stock of Southside Bancshares, Inc. were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant as of January 31, 1999 was $49,000,940.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 28, 1999. (Part III)



================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company") is a Texas corporation organized in 1982 that serves as a bank holding company for Southside Bank (the "Bank"), a Texas-chartered bank organized in 1960. The Company owns all of the capital stock of Southside Delaware Financial Corporation, a Delaware corporation ("Southside Delaware"), that in turn owns all of the capital stock of the Bank. The Company and the Bank are headquartered in Tyler, Texas, which is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area, which has a population of approximately 166,000, and is the largest independent bank headquartered in East Texas. At December 31, 1998, the Company had total assets of $876.3 million, loans of $319.7 million, deposits of $515.0 million, and shareholders' equity of $46.4 million.

       The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and nonprofit organizations in its primary market area. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

       The Bank's consumer loan services include 1-4 family residential mortgage loans and home improvement loans, automobile loans and other installment loans. The Bank also offers its own credit card and began offering home equity loans in January 1998 when a new Texas law first permitting such loans took effect. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion and commercial real estate loans. The Bank also offers construction loans primarily for owner-occupied 1-4 family residential and commercial real estate.

       The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and to a lesser extent partnerships and corporations. At December 31, 1998, the Bank's trust department managed approximately $148 million of trust assets. Through its 25%-owned securities brokerage affiliate, BSC Securities, L.C., the Bank offers full retail investment services to its customers. In early 1997, the Company formed a consumer finance subsidiary, Countywide Loans, Inc. ("Countywide"), to provide basic financial services such as small loans, check cashing and money orders to individuals.

       The Bank considers its primary market area to be all of Smith and Gregg Counties, Texas, and to a lesser extent portions of adjoining counties. The principal economic activities in the Bank's market area include the retail, distribution, manufacturing, medical services, education and oil and gas industries. The Bank serves this market through eleven full service branch locations, including six branches located in grocery stores. The branches are located in and around Tyler and Longview. The Company opened two branches in 1998 in Longview, Texas, a city located approximately 35 miles east of Tyler in adjoining Gregg County. A native Longview banking veteran joined the Bank to lead the Company in its expansion into the Longview market area. The Company's television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the Greater Longview area. The Bank also maintains three drive up facilities, and Countywide maintains one sales location. The Bank's customers may also access various banking services through 19 automated teller machines ("ATMs") owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone and electronic banking products that allow the Bank's customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

       The Company reported net income of $5.3 million and $5.0 million and diluted earnings per share of $1.46 and $1.36 for the years ended December 31, 1998 and 1997, respectively. The Company instituted a cash dividend in 1970 and has paid dividends each year since that time.

       The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Texas Department of Banking (the "TDB") and the Federal Depository Insurance Corporation (the "FDIC"), and are subject to numerous laws and regulations relating to the extension of credit and making of loans to individuals.

       The administrative offices of the Company are located at 1201 S. Beckham, Tyler, Texas 75701, and the telephone number is 903-531-7111. The Company's website can be found at www.southside.com.

MARKET AREA

       The Company's market area is primarily Smith and Gregg Counties in East Texas. During 1998, the Company opened two branches in Gregg County. While the Gregg County market area is expected to grow during the coming years, at present, Tyler, Texas in Smith County, represents the Company's primary market area.

       Tyler's industry base is a diverse mix that includes oil and gas, manufacturing, distribution, conventions and tourism, as well as retirement relocation, to name a few. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ over 6,000 individuals. In 1996, Target Stores chose a location in the greater Tyler area along Interstate 20 for its $80 million distribution center that will employ approximately 900 workers. This facility began operations in mid 1998.

LENDING ACTIVITIES

       The Company's main objective is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas. Total loans as of December 31, 1998 increased $23.7 million or 8.0% while the average balance was up $29.7 million or 10.8% when compared to 1997. Real estate loans as of December 31, 1998 increased $29.5 million or 20.7% from December 31, 1997. Loans to individuals decreased $11.8 million or 12.9% from December 31, 1997 and commercial loans increased $6.0 million or 9.7%. The increase in real estate loans is due to a stronger real estate market, lower interest rates and an increased commitment by the Company to residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area. Loans to individuals decreased due to a decision by management that effective January 2, 1998, the Company exited its indirect dealer loan line of business to concentrate more on direct automobile loans. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community.

       The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired capital and surplus. The Bank's legal lending limit at December 31, 1998 was $7.5 million. The Bank's largest loan relationship at December 31, 1998 was approximately $4.4 million.

       The average yield on loans for the year ended December 31, 1998 decreased slightly to 8.56% from 8.68% for the year ended December 31, 1997. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 1998.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Company's subsidiary, Southside Bank, makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 1998 and 1997, these loans totaled $9.1 million and $8.6 million or 19.6% and 21.6% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

       LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans, Commercial Loans, and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Lending, Construction Loans and Commercial Real Estate Loans.

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 1998, the vast majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $171.9 million in real estate loans, $93.2 million or 54.2% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. A significant portion of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

       The real estate market in the late 1980s in Texas, and more specifically in East Texas, experienced a significant decline in market value. During the 1990s, new appraisals of real estate in the Company's market area indicate improved overall real estate values for residential and commercial properties.

       Due to the volume of real estate loans contained in the Company's portfolio which are collateralized by owner occupied properties, and the appraisal and other real estate lending policies in place that indicate the value of the collateral for these loans, management does not consider the potential impact of these loans on the loan loss reserve to be excessive, even though real estate loans constitute the largest percentage of loans outstanding. Management also pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled and potential exposures are recognized and reserved for as soon as they are identified. However, the slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

       1-4 Family Residential Mortgage Lending

       Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of the Company's 1-4 family residential mortgage originations are secured by properties located in Smith and Gregg Counties, Texas. Historically, the Company has sold a portion of its loan originations to secondary market investors pursuant to ongoing purchase commitments.

       The Company's fixed rate 1-4 family residential mortgage loans generally have maturities ranging from seven to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan. The Company also makes seven to 30 year amortizing loans with a balloon feature, typically due in seven years or less.

       The Company reviews information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

       In November 1997, Texas voters approved a change to the Texas Constitution allowing home equity loans. The Company began offering this form of real estate lending beginning January 1, 1998 when the law became effective. The Company has established underwriting and pricing guidelines for this lending area.

       Construction Loans

       The Company's construction loans are secured by property located primarily in the Company's market area. The Company's emphasis for construction loans is directed toward properties that will be owner occupied. Occasionally, construction loans for projects built on speculation are financed, but these typically have substantial secondary sources of repayment. The Company's construction loans to individuals generally have fixed interest rates during the construction period. Construction loans to individuals are typically made in connection with the granting of the permanent loan on the property.

       Commercial Real Estate Loans

       In determining whether to originate commercial real estate loans, the Company generally considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

       Commercial real estate loans primarily include commercial office buildings, retail, medical and warehouse facilities, hotels and churches. The majority of these loans, with the exception of those for hotels and churches, are collateralized by owner occupied properties.

       COMMERCIAL LOANS

       The Company's commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category since no industry classification represents over 10% of loans. The medical community represents a concentration of risk in the Company's Commercial loan and Commercial Real Estate loan portfolio (see "Market Area"). Risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties. Commercial loans traditionally generate the largest volume of loan losses in the portfolio.

       In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

       LOANS TO INDIVIDUALS

       The Bank is a major consumer lender in its trade territory and has been for many years. The majority of consumer loans outstanding are those secured by vehicles, including the "indirect" vehicle loan portfolio, which at December 31, 1998 was approximately $25 million. The indirect vehicle loans on the Company's books were originated through automobile dealers but underwritten directly by the Company using the same underwriting guidelines used for its direct vehicle loans. However, due to market forces that were contributing to declining profit margins on indirect vehicle loans, the Company exited the indirect vehicle loan program effective January 2, 1998 to concentrate on direct vehicle loans. Direct vehicle loans accounted for approximately $52 million at December 31, 1998. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan. Other major categories for the remainder of the portfolio include loans secured by boats and cash or equivalently secured loans.

       At this point, the economy in the Bank's trade territory appears stable. One area of concern is the high nationwide personal bankruptcy rate. Management expects this trend to have some adverse effect on the Company's net charge-offs. Most of the Company's loans to individuals are collateralized, which management believes will limit the exposure in this area should current bankruptcy trends continue.

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

       LOAN PORTFOLIO COMPOSITION

       The following table sets forth loan totals by category for the years presented:

                                                                               December 31,
                                                   ----------------------------------------------------------------
                                                       1998         1997         1996          1995        1994
                                                   -----------  -----------  ------------  -----------  -----------
                                                                             (in thousands)
  Real Estate Loans:
     Construction..............................    $    10,509  $    10,299  $     7,821  $     4,558   $     6,118
     1-4 Family Residential....................         93,215       76,243       62,356       49,909        38,563
     Other.....................................         68,140       55,802       57,198       54,436        53,881
  Commercial Loans.............................         67,977       61,972       51,307       44,217        39,707
  Loans to Individuals.........................         79,882       91,719       79,485       75,658        62,721
                                                   -----------  -----------  -----------  -----------   -----------

     Total Loans...............................    $   319,723  $   296,035  $   258,167  $   228,778   $   200,990
                                                   ===========  ===========  ===========  ===========   ===========


The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 1998, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                                  After One
                                                                Due in One        but within         After Five
                                                               Year or Less       Five Years            Years
                                                             ----------------   ----------------   ----------------
                                                                                 (in thousands)
Construction Loans.........................................  $          7,851   $          2,437   $            221
Real Estate Loans-Other....................................            42,298             62,063             56,994
Commercial Loans...........................................            48,235             17,451              2,291
All Other Loans............................................            38,666             40,785                431
                                                             ----------------   ----------------   ----------------
      Total Loans..........................................  $        137,050   $        122,736   $         59,937
                                                             ================   ================   ================


Loans with Maturities After
  One Year for Which:                   Interest Rates are Fixed or Predetermined                  $       182,241
                                        Interest Rates are Floating or Adjustable                  $        20,542

     * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

       The loan loss reserve in place at the end of each year is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Third, Southside Bank is regulated and examined by both the FDIC and/or the Texas Department of Banking on an annual basis.

       At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary reserves. A list of loans which are graded as having more than the normal degree of risk associated with them is maintained by the internal review officer. This list is updated on a periodic basis, but no less than quarterly by the servicing officer in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

       In addition to maintaining an ongoing review of the loan portfolio, the internal review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to determine the amount of nonspecifically allocated reserve necessary, in addition to the portion which is specifically allocated by loan.

       As of December 31, 1998, the Company's review of the loan portfolio indicates that a loan loss reserve of $3.6 million is adequate.

       The table on the following page summarizes the average amount of net loans outstanding; changes in the reserve for loan losses arising from loans charged-off and recoveries on loans previously charged-off; additions to the reserve which have been charged to operating expense; the ratio of net loans charged-off to average loans outstanding; and an allocation of the reserve for loan loss.

                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES



                                                                             Years Ended December 31,
                                                          --------------------------------------------------------------
                                                             1998         1997         1996        1995         1994
                                                          ----------   ----------   ----------   ----------   ----------
                                                                              (dollars in thousands)
Average Net Loans Outstanding..........................   $  304,255   $  274,577   $  243,925   $  209,141   $  196,436
                                                          ==========   ==========   ==========   ==========   ==========

Balance of Reserve for Loan Loss at
    Beginning of Period................................   $    3,370   $    3,249   $    3,317   $    3,137   $    2,846
                                                          ----------   ----------   ----------   ----------   ----------

Loan Charge-Offs:
Real Estate-Construction...............................
Real Estate-Other......................................         (175)                                   (36)          (6)
Commercial Loans.......................................         (405)        (525)         (70)         (61)        (129)
Loans to Individuals...................................         (769)        (704)        (768)        (502)        (395)
                                                          ----------   ----------   ----------   ----------   ----------

Total Loan Charge-Offs ................................       (1,349)      (1,229)        (838)        (599)        (530)
                                                          ----------   ----------   ----------   ----------   ----------

Recovery on Loans Previously Charged off:
Real Estate-Construction...............................                        10
Real Estate-Other......................................           36           14            7          272           93
Commercial Loans.......................................           90          133           78          546          326
Loans to Individuals...................................          202          188          185          261          152
                                                          ----------   ----------   ----------   ----------   ----------

Total Recovery of Loans Previously Charged-Off.........          328          345          270        1,079          571
                                                          ----------   ----------   ----------   ----------   ----------

Net Loan (Charge-Offs) Recoveries......................       (1,021)        (884)        (568)         480           41

Additions (Reductions) to Reserve
    Charged (Credited) to Operating Expense............        1,215        1,005          500         (300)         250
                                                          ----------   ----------   ----------   ----------   ----------

Balance at End of Period...............................   $    3,564   $    3,370   $    3,249   $    3,317   $    3,137
                                                          ==========   ==========   ==========   ==========   ==========

Ratio of Net Charge-Offs (Recoveries)
    to Average Loans Outstanding.......................          .34%         .32%         .23%        (.23%)       (.02%)
                                                          ==========   ==========   ==========   ==========   ==========



Allocation of Reserve for Loan Loss (dollars in thousands):


                                                                          December 31,
                             ------------------------------------------------------------------------------------------------------
                                    1998               1997                  1996                 1995                  1994
                             -----------------   ----------------     -----------------     ----------------      -----------------
                                         % of               % of                  % of                  % of                  % of
                              Amount     Total   Amount     Total     Amount      Total     Amount      Total     Amount      Total
                             -------    ------   ------     -----     ------      -----     ------      -----     ------      -----
Real Estate-Construction     $   52      1.5%    $   52      1.5%     $   39       1.2%     $   23        .7%     $   31       1.0%

Real Estate-Other ......      1,291     36.2%     1,087     32.3%      1,059      32.6%      1,209      36.4%      1,127      35.9%

Commercial Loans .......      1,182     33.2%     1,181     35.0%      1,129      34.7%      1,059      31.9%      1,059      33.8%

Loans to Individuals ...      1,017     28.5%     1,040     30.9%        948      29.2%        934      28.2%        835      26.6%

Unallocated ............         22       .6%        10       .3%         74       2.3%         92       2.8%         85       2.7%
                             ------    -----     ------    -----      ------     -----      ------     -----      ------     -----

Balance at End of Period     $3,564      100%    $3,370      100%     $3,249       100%     $3,317       100%     $3,137       100%
                             ======    =====     ======    =====      ======     =====      ======     =====      ======     =====



       See "Consolidated Financial Statements - Note 4. Loans and Reserve
                           for Possible Loan Losses."

NONPERFORMING ASSETS

       Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. Previously included in the appropriate categories of nonperforming assets were loans meeting the in-substance foreclosure criteria. As a result of the adoption of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS114), effective January 1, 1995, the Company reclassified in-substance foreclosed assets in these categories to loans. These loans had balances of $807,000 for December 31, 1994. The OREO consists primarily of raw land. The Company is actively marketing all properties and none are being held for investment purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines:

                                                      NONPERFORMING ASSETS
                                                     (dollars in thousands)

                                                          December 31,
                                    ------------------------------------------------------
                                     1998        1997         1996       1995        1994
                                    ------      ------      ------      ------      ------
Loans 90 Days Past Due:
   Real Estate ................     $  412      $  454      $  214      $  266      $   51
   Loans to Individuals .......         44         232         170         203          52
   Commercial .................        120          56          88         183          59
                                    ------      ------      ------      ------      ------
                                       576         742         472         652         162
Loans on Nonaccrual:
   Real Estate ................          2         108         646         486         424
   Loans to Individuals .......        263         177         113         116         179
   Commercial .................        167       1,059         774         654          24
                                    ------      ------      ------      ------      ------
                                       432       1,344       1,533       1,256         627

Restructured Loans:
   Real Estate ................        197         214         230         243         563
   Loans to Individuals .......        222         189         108          49          51
   Commercial .................         54          32          62          44          43
                                    ------      ------      ------      ------      ------
                                       473         435         400         336         657

Total Nonperforming Loans .....      1,481       2,521       2,405       2,244       1,446

Other Real Estate Owned .......        195         364         273         273       1,134
Repossessed Assets ............        326         206         262         240         256
                                    ------      ------      ------      ------      ------

Total Nonperforming Assets ....     $2,002      $3,091      $2,940      $2,757      $2,836
                                    ======      ======      ======      ======      ======

Percentage of Total Assets ....         .2%         .5%         .6%         .6%         .7%

Percentage of Loans and Leases,
   Net of Unearned Income .....         .6%        1.0%        1.1%        1.2%        1.4%

       Total nonperforming assets decreased $1,089,000 between December 31, 1997 and December 31, 1998. Nonperforming assets as a percentage of assets decreased
 .3% from the previous year and as a percentage of loans decreased .4%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 1998 in the opinion of management, the Company had $296,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                        Valuation     Carrying
                                                                            Total       Allowance       Value
                                                                        ------------   ------------  ------------
Real Estate Loans...................................................... $          2   $             $          2
Commercial Loans.......................................................          167             32           135
Loans to Individuals...................................................          263             49           214
                                                                        ------------   ------------  ------------

Balance at December 31, 1998........................................... $        432   $         81  $        351
                                                                        ============   ============  ============


                                                                                        Valuation     Carrying
                                                                            Total       Allowance       Value
                                                                        ------------   ------------  ------------

Real Estate Loans...................................................... $        108   $         27  $         81
Commercial Loans.......................................................        1,059            185           874
Loans to Individuals...................................................          177             12           165
                                                                        ------------   ------------  ------------

Balance at December 31, 1997........................................... $      1,344   $        224  $      1,120
                                                                        ============   ============  ============

       For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $665,000 and $1,450,000, respectively. During the year ended December 31, 1998, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $94,000, $110,000 and $97,000 for the years ended December 31, 1998, 1997 and 1996, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $113,000, $336,000 and $216,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented (in thousands):

                                                                                    Years Ended December 31,
                                                                                ---------------------------------
                                                                                    1998                1997
                                                                                --------------     --------------
Balance at beginning of year................................................    $          672     $          946
    Disposition of OREO.....................................................               (14)              (274)
                                                                                --------------     --------------
Balance at end of year......................................................    $          658     $          672
                                                                                ==============     ==============

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

       Average Securities increased $143.8 million or 78.8% during the year ended December 31, 1998 compared to 1997. Beginning in the second quarter and continuing through the fourth quarter, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy consisted of borrowing long and short-term funds from FHLB Dallas and investing the funds primarily in municipal and mortgage-backed securities. This accounted for the increase in Average Securities. The mix of Average Securities between taxable and tax-exempt securities remained unchanged at 78.8% taxable and 21.2% tax-exempt for the years ended 1998 and 1997. Average Other Interest Earning Assets, consisting primarily of Federal Funds Sold, increased $.5 million or 18.6% during the year ended December 31, 1998 compared to 1997.

       The mix of taxable securities reflected an increase in Mortgage-backed Securities. Average Mortgage-backed Securities represented 69.4% of the total securities portfolio for 1998 compared to 66.3% for 1997.

       The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio increased to $488.0 million on December 31, 1998, compared to $216.5 million on December 31, 1997, an increase of $271.5 million or 125.4%. Mortgage-backed Securities increased $199.6 million or 141.1% during 1998 when compared to 1997. State and Political Subdivisions increased $42.9 million or 90.0% during 1998. U.S. Treasury securities decreased during 1998 compared to 1997 by $.8 million or 3.8%, U.S. Government Agency securities increased $20.3 million or 1,413.9% and Other Stocks and Bonds increased $9.5 million or 156.6% in 1998 compared to 1997 due to increased purchases of FHLB stock. During 1997 and 1998 a barbell approach was primarily used with respect to securities purchased, i.e., the majority of the securities purchased included short duration premium mortgage-backed securities balanced with longer duration municipal securities. Municipal securities were selected for the longer duration portion of the portfolio due to the fact that when treasury rates increase, municipal rates typically increase 66% as much as treasury rates due to the tax-free status of the municipals. This created the same duration as would have been obtained by purchasing intermediate duration securities. During the second half of 1997 and 1998 rates decreased and the yield curve flattened as the spread between the two year treasury yield and thirty year treasury yield narrowed. The Company continued to use the barbell approach during most of 1997 and 1998, however some intermediate term securities were purchased during 1998. In order to maintain the barbell strategy, a continued change in the securities portfolio mix was required and resulted in the changes discussed above during 1997 and 1998. The increase in U.S. Agency securities occurred primarily in December 1998 as short-term agency securities were purchased to pledge as collateral for a public funds account, which accumulates large balances during the time period December through February each year.

       The market value of the Securities portfolio at December 31, 1998 was $488.0 million, which represented a net unrealized gain on that date of $7.4 million. The net unrealized gain was comprised of $8.4 million in unrealized gains and $1.0 million of unrealized losses. Net unrealized gains and losses on securities available for sale, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the available for sale securities portfolio using an array of interest rate assumptions.

       In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the years ended December 31, 1998 or 1997.

       The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities at December 31, 1998 and 1997 (in thousands):

                                                                                       December 31,
                                                                       --------------------------------------------
Available for Sale:                                                           1998                      1997
                                                                       -------------------     --------------------
U. S. Treasury ....................................................    $            19,198     $             19,956
U. S. Government Agencies..........................................                 21,377                      631
Mortgage-backed Securities:
   Direct Govt. Agency Issues......................................                229,707                   93,981
   Other Private Issues............................................                103,487                   33,770
State and Political Subdivisions...................................                 90,533                   47,658
Other Stocks and Bonds.............................................                 15,510                    6,044
                                                                       -------------------     --------------------

      Total........................................................    $           479,812     $            202,040
                                                                       ===================     ====================


                                                                                       December 31,
                                                                       --------------------------------------------
Held to Maturity:                                                              1998                    1997
                                                                       -------------------     --------------------
U. S. Government Agencies..........................................    $               347     $                804
Mortgage-backed Securities:
   Direct Govt. Agency Issues......................................                  7,810                   13,662
                                                                       -------------------     --------------------

      Total........................................................    $             8,157     $             14,466
                                                                       ===================     ====================

       The maturities classified according to the sensitivity to changes in interest rates of the December 31, 1998 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.


                                                                           MATURING OR REPRICING
                                       ------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)

                                                                  After 1 But             After 5 But
                                           Within 1 Yr.          Within 5 Yrs.           Within 10 Yrs.           After 10 Yrs
                                       -------------------   --------------------     --------------------    -------------------
Available For Sale:                       Amount     Yield     Amount       Yield      Amount       Yield      Amount       Yield
                                       -----------   -----   ----------     -----     ---------     ------    --------      -----
U.S. Treasury.......................   $   19,198    5.10%  $                         $                       $
U.S. Government Agencies............           54    9.00%        6,097     5.62%        13,463     5.28%        1,763      6.89%
Mortgage-backed Securities..........       86,644    5.81%      173,299     5.84%        54,207     5.90%       19,044      6.14%
State and Political Subdivisions....        1,384    8.48%        4,240     7.90%        10,001     7.82%       74,908      7.48%
Other Stocks and Bonds..............       13,871    3.17%        1,339     6.31%                                  300      3.06%
                                       ----------             ---------               ---------               --------
     Total..........................   $  121,151    5.43%  $   184,975     5.88%     $  77,671     6.04%     $ 96,015      7.19%
                                       ==========           ===========               =========               ========




                                                                           MATURING OR REPRICING
                                     ------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

                                                                   After 1 But           After 5 But
                                           Within 1 Yr.           Within 5 Yrs.         Within 10 Yrs.        After 10 Yrs
                                     --------------------    ----------------------  -------------------   --------------------
Held to Maturity:                      Amount       Yield       Amount       Yield     Amount      Yield     Amount       Yield
                                     ----------     -----    -----------    -------  -----------   -----   -----------    -----
U.S. Government Agencies.........    $      347     5.42%    $                       $                     $
Mortgage-backed Securities.......         5,728     5.28%          2,082     5.88%
                                     ----------              -----------             -----------           -----------

Total............................    $    6,075     5.29%    $     2,082     5.88%   $                     $
                                     ==========              ===========             ===========           ===========


DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $52.4 million or 11.3% in Total Deposits during 1998 provided the Company with funds for the growth in loans and a portion of the growth in securities. Time Deposits increased $17.9 million or 7.9% during 1998 compared to 1997. Noninterest Bearing Demand Deposits increased during 1998 $23.8 million or 24.2%. Interest Bearing Demand Deposits increased during 1998 $9.1 million or 7.5% and Saving Deposits increased $1.5 million or 9.2%. The latter three categories, which are considered the lowest cost deposits, comprised 52.6% of total deposits at December 31, 1998 compared to 51.1% at December 31, 1997. The increase in Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Loans.

       The following table sets forth the Company's deposits by category for the years ended December 31, 1998 and 1997:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                               1998                      1997
                                                                         ----------------        ------------------
                                                                                       (in thousands)
Noninterest Bearing Demand Deposits....................................  $         122,440       $           98,592
Interest Bearing Demand Deposits.......................................            130,940                  121,861
Savings Deposits.......................................................             17,649                   16,155
Time Deposits..........................................................            244,005                  226,066
                                                                         -----------------       ------------------

        Total Deposits.................................................  $         515,034       $          462,674
                                                                         =================       ==================


       Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $89.2 million or 258.2% during 1998 when compared to 1997. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management committee ("ALCO")objectives.

       Long-term Obligations primarily consisting of FHLB Dallas advances and Junior Subordinated Debentures increased in 1998 to $176.0 million or a 516.6% increase compared to $28.5 million in 1997. The advances were obtained from FHLB Dallas to fund long-term loans and as part of a strategically planned increase in balance sheet leverage to achieve certain ALCO objectives. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities. On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer") sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

       During the year ended December 31, 1998 total certificates of deposit of $100,000 or more increased $13.8 million or 17.9% from December 31, 1997. This increase was due to overall bank growth and an increase in Public Funds.

       The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Company at December 31, 1998 and 1997 (in thousands):

                                                  December 31, 1998                             December 31, 1997
                                     --------------------------------------------   --------------------------------------------
                                          Time         Other                            Time           Other
                                      Certificates      Time                        Certificates        Time
                                       of Deposit      Deposit          Total        of Deposit        Deposit         Total
                                     -------------   ------------   -------------   ------------    ------------   -------------
Three months or less................ $      20,201   $     29,930   $      50,131   $     14,971    $     21,047   $      36,018
Over three to six months............        10,201          6,564          16,765          9,810           6,000          15,810
Over six to twelve months...........        13,560                         13,560         11,038                          11,038
Over twelve months..................        10,380                         10,380         14,193                          14,193
                                     -------------   ------------   -------------   ------------    ------------   -------------

        Total....................... $      54,342   $     36,494   $      90,836   $     50,012    $     27,047   $      77,059
                                     =============   ============   =============   ============    ============   =============

THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's a mild recovery appeared to be underway in East Texas and much of the nation. This recovery continued into 1997 and 1998 and at this time the economic activity in the State and East Texas appears to be stable to improving with some growth areas resulting. One area of concern is the declining price of oil. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. Another area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete more vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998 federal legislation allowed credit unions to expand their membership criteria. This will allow credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions will have a competitive advantage. Currently, the Company must compete against some institutions located in East Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition it faces to continue to increase.

EMPLOYEES

       At December 31, 1998, the Company employed approximately 299 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 1998, were as follows:

B. G. Hartley (Age 69), Chairman of the Board of the Company since 1983. He was elected President of the Company in 1982. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 51), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Company's subsidiary, Southside Bank since 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

Robbie N. Edmonson (Age 66), Vice Chairman of the Board of the Company. He is currently Vice Chairman of the Board and Chief Administrative Officer of the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 47), Senior Executive Vice President - Loan Administration and Director of the Company's subsidiary, Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 42), Executive Vice President and Chief Accounting Officer of the Company and Executive Vice President and Director of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

Titus E. Jones (Age 54), Executive Vice President of the Company's subsidiary, Southside Bank, since 1987. He joined Southside Bank in 1965.

Lonny R. Uzzell (Age 45), Executive Vice President of the Company's subsidiary, Southside Bank. He joined Southside Bank in 1981 as an officer in Marketing.

H. Andy Wall (Age 58), Executive Vice President of the Company's subsidiary, Southside Bank, since 1984. He joined Southside Bank in 1968 and became an officer in 1969.

James F. Deakins (Age 65), Senior Vice President - Loan Review of the Company since 1988. He joined Southside Bank in 1987 as a Vice President in commercial lending.

       All the individuals named above serve in their capacity as officers of the Company and/or Southside Bank at the pleasure of each entities' Board of Directors.

SUPERVISION AND REGULATION

         Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

         THE COMPANY

         As bank holding companies under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company and Southside Delaware are registered with and subject to regulation by the FRB. The Company and Southside Delaware are required to file annual and other reports with, and furnish information to, the FRB, which makes periodic inspections of the Company and Southside Delaware.

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

         Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, Texas banking laws permit a bank holding company which owns stock of a bank located outside the State of Texas (an "Out-of-State Bank Holding Company") to acquire a bank or bank holding company located in Texas. Such acquisition may occur only if the Texas bank to be directly or indirectly controlled by the Out-of-State Bank Holding Company has existed and continuously operated as a bank for a period of at least five years. In any event, however, a bank holding company may not own or control banks in Texas, the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas.

         The FRB has promulgated capital adequacy regulations to which all bank holding companies that have assets in excess of $150 million are subject. The FRB's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and, based thereon, are counted at a percentage (from 0% to 100%) of their book value. The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock, related surplus, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities such as the Preferred Securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of varying percentages of the reserve for loan losses, all other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

         The FRB risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

         In addition, the FRB has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1998, the FRB had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

         As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the Bank through Southside Delaware. The Company's only significant sources of income are
(i) dividends paid by the Bank and (ii) the tax savings, if any, that result from the filing of consolidated income tax returns for the Company, Southside Delaware and the Bank. The Company must pay all of its operating expenses from funds received by it from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. Consistent with its policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. In addition, the Company is subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital as described above.

         THE BANK

         The Bank is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision and regular examination by the TDB and the FDIC. The TDB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

         Transactions with Affiliates. With respect to the federal legislation applicable to the Bank, the Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of such transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10% of the Bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank, including the Company and Southside Delaware, are deemed to be affiliates of the Bank.

         Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, such loans must be approved by the Bank's board of directors in advance and must be on terms and conditions as favorable to the Bank as those available to an unrelated person.

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

         In addition, in 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle Act"). That statute provides for nationwide interstate banking and branching. However, during 1995, the Texas legislature elected to opt out of the branching provisions under the Reigle Act until 1999, which effectively prohibits out of state banks from opening branches in Texas until at least 1999. Similarly, banks located in Texas are generally prohibited from opening branches outside of Texas. The Texas legislature will revisit that issue during the 1999 session. Therefore, interstate branching will continue to be prohibited in Texas until at least 1999.

         Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the FRB. Those monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Bank, therefore, cannot be predicted accurately.

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

         The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured.

         Capital Adequacy. In 1983, Congress enacted the International Lending Supervision Act, which, among other things, directed the FDIC to establish minimum levels of capital for banks and to require banks to achieve and maintain adequate capital. Pursuant to this authority, the FDIC has promulgated capital adequacy regulations to which all state nonmember banks, such as the Bank, are subject. These requirements are substantially similar to the FRB requirements promulgated with respect to bank holding companies.

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

         In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition or employment of such director or officer. The Bank is not subject to any such requirements.

         FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who cause or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

         FDICIA. The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

         FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

         FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations recently adopted by the FDIC, a bank is deemed to be "well capitalized" if it has a total Risk-Based Capital Ratio of 10% or more, a Core Capital Ratio of 6% or more and a Leverage Ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8% or more, a Core Capital Ratio of 4% or more and a Leverage Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8%, a Core Capital Ratio of less than 4% or a Leverage Ratio of less than 4%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6%, a Core Capital Ratio of less than 3% and a Leverage Ratio of less than 3%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2%. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position (but not to "critically undercapitalized") if it receives a less-than-satisfactory examination rating by its examiners with respect to its asset quality, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

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

         Furthermore, if a state nonmember bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank. If a bank is classified as significantly undercapitalized, the FDIC is required to take one or more prompt corrective actions. These actions include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

         The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule provides that banks that (i) have assets of less than $100 million, (ii) are categorized as "well capitalized," (iii) are found to be well managed with a composite rating of "outstanding" and (iv) have not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every eighteen months.

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

         Deposit Insurance. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 1998 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 1998 to a debt service assessment of $.012 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Bank is required to pay annual deposit premiums to BIF in the amount of $.012 per hundred dollars of deposits. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

CAPITAL GUIDELINES

       Southside Bank is regulated by the Texas Department of Banking (the "TDB") and the Federal Deposit Insurance Corporation (the "FDIC"). The State requires Southside Bank to maintain capital at a minimum of 6% of total assets. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

       On December 31, 1998, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 1998 were in excess of the minimum requirements.

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

ITEM 2.  PROPERTIES

       The Company completed expansion and remodeling of the Gentry Parkway branch facility during 1998. Remodeling of the annex building, immediately across the parking lot from the bank headquarters, is expected to be completed during 1999.

       The Company purchased property in Longview, Texas at 2001 Judson Road during 1998. Construction of a permanent branch facility at this location will begin during 1999.

       Southside Bank owns the following properties:

       o A two story building in Tyler, Texas, at 1201 South Beckham Avenue and the property adjacent to the main bank building, known as the Southside Bank Annex. These properties house the executive offices of Southside Bancshares, Inc..

       o Property and a building directly adjacent to the building housing the Southside Bank Annex. The building is referred to as the Operations Annex, where various back office lending and accounts payable operations are located.

       o Land and building located at 1010 East First Street in Tyler where Motor Bank facilities are located.

       o 4.05 acres of land located at the intersection of South Broadway and Grande Boulevard in Tyler. The tract is occupied by Southside Bank's South Broadway branch, which currently provides a full line of banking services.

       o Property on South Broadway near the South Broadway branch where Motor Bank facilities are located.

       o Nineteen Automatic Teller Machines (ATM) facilities located throughout Smith and Gregg Counties.

       o Building located in the downtown square of Tyler which houses Southside Bank's Downtown branch, providing a full line of banking services.

       o         Gentry Parkway branch and motor bank facility.

       o Property at 2001 Judson Road in Longview, Texas, where the Company will construct a permanent branch facility complete with Motor Bank facilities.

ITEM 3.  LEGAL PROCEEDINGS

       Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 1998, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

       The Company's common stock began trading on the Nasdaq National Market on May 14, 1998 under the symbol "SBSI." Prior to that the Company's common stock was not actively traded on any established public trading market. The high/low prices shown below represent the closing prices on the Nasdaq National Market for the period from May 14, 1998 to December 31, 1998. Prior to May 14, 1998 high/low prices shown below were acquired from shareholders voluntarily advising the transfer agent. Accordingly, the market information is incomplete. However, the per share prices listed below are, to the Company's knowledge, generally representative of transactions for the periods reported. During the third quarter of 1998, 1997 and 1996, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock dividends.


      Year Ended                    1st qtr.              2nd qtr.             3rd qtr.              4th qtr.
-----------------------     -------------------   -------------------   ------------------    ------------------
December 31, 1998           $   20.47 -   16.90   $   27.38 -   20.83   $   25.72 -  17.00    $   20.00 -  17.00
December 31, 1997           $   16.67 -   16.67   $   16.90 -   16.67   $   16.90 -  16.90    $   16.90 -  16.67

       See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,143 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 26, 1999.

DIVIDENDS

       Cash dividends declared and paid were $.40 per share for the years ended December 31, 1998, 1997 and 1996. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 1998, 1997 and 1996. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 1998. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report (in thousands, except per share data).

                                                                As of and For the Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                       1998         1997         1996        1995           1994
                                                   -----------  -----------  -----------  -----------   -----------
Investment Securities............................  $   132,794  $    71,835  $    57,825  $    76,919   $    82,720
                                                   ===========  ===========  ===========  ===========   ===========

Mortgage-backed and Related Securities...........  $   341,004  $   141,413  $   114,356  $    99,407   $    88,080
                                                   ===========  ===========  ===========  ===========   ===========

Loans, Net of Allowance for Loan Loss............  $   316,159  $   292,665  $   254,918  $   225,461   $   197,853
                                                   ===========  ===========  ===========  ===========   ===========

Total Assets.....................................  $   876,329  $   571,189  $   482,755  $   448,673   $   426,221
                                                   ===========  ===========  ===========  ===========   ===========

Deposits.........................................  $   515,034  $   462,674  $   425,950  $   388,308   $   385,102
                                                   ===========  ===========  ===========  ===========   ===========

Long-term Obligations............................  $   176,027  $    28,547  $     9,096  $    13,686   $     7,997
                                                   ===========  ===========  ===========  ===========   ===========

Interest & Deposit Service Income................  $    49,030  $    39,168  $    34,593  $    32,342   $    28,822
                                                   ===========  ===========  ===========  ===========   ===========

Net Income.......................................  $     5,351  $     5,006  $     4,205  $     4,532   $     3,519
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Basic................  $      1.52  $      1.40  $      1.17  $      1.27   $       .98
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Diluted..............  $      1.46  $      1.36  $      1.15  $      1.25   $       .97
                                                   ===========  ===========  ===========  ===========   ===========

Cash Dividends Declared Per Common Share.........  $       .40  $       .40  $       .40  $       .35   $       .25
                                                   ===========  ===========  ===========  ===========   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1998, 1997 and 1996 and financial condition as of December 31, 1998 and 1997. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock dividends.

FORWARD-LOOKING INFORMATION

       Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

FINANCIAL CONDITION

       Total assets increased $305.1 million or 53.4% to $876.3 million at December 31, 1998 from $571.2 million at December 31, 1997. The increase was primarily attributable to a $271.5 million increase in the securities portfolio and a $23.5 million increase in net loans. The securities portfolio totaled $488.0 million at December 31, 1998 compared to $216.5 million at December 31, 1997. Beginning in the second quarter of 1998 and continuing through the fourth quarter ended December 31, 1998, the Company leveraged the balance sheet to offset interest expense associated with Trust Preferred Securities issued by the Company during May 1998. The leverage strategy consisted of borrowing long and short-term funds from FHLB Dallas and investing the funds primarily in municipal and mortgage-backed securities. During 1997 and 1998 a barbell approach was primarily used with respect to securities purchased, i.e., the majority of the securities purchased included short duration premium mortgage-backed securities balanced with longer duration municipal securities. Municipal securities were selected for the longer duration portion of the portfolio due to the fact that when treasury rates increase, municipal rates typically increase 66% as much as treasury rates due to the tax-free status of the municipals. This created the same duration as would have been obtained by purchasing intermediate duration securities. During the second half of 1997 and 1998 rates decreased and the yield curve flattened as the spread between the two year treasury yield and thirty year treasury yield narrowed. The Company continued to use the barbell approach during most of 1997 and 1998, however some intermediate term securities were purchased during 1998. In order to maintain the barbell strategy, a continued change in the securities portfolio mix was required and resulted in the changes discussed above during 1997 and 1998. At December 31, 1998, net loans were $316.2 million compared to $292.7 million at December 31, 1997. The increase in loans and securities was funded primarily by Federal Home Loan Bank ("FHLB") Dallas advances and retail deposit growth.

       Nonperforming assets at December 31, 1998 totaled $2.0 million, representing .2% of total assets, compared to $3.1 million or .5% of total assets at December 31, 1997. Nonaccruing loans decreased to $.4 million and the ratio of nonaccruing loans to total loans decreased to .1% at December 31, 1998 as compared to $1.3 million or .5% at December 31, 1997. Real estate owned decreased to $195,000 at December 31, 1998 from $364,000 at December 31, 1997.

       Deposits increased $52.3 million to $515.0 million at December 31, 1998 from $462.7 million at December 31, 1997. FHLB Dallas advances were $274.0 million at December 31, 1998, a $216.5 million increase from $57.5 million at December 31, 1997. Other borrowings at December 31, 1998 and 1997 totaled $25.7 million and $5.5 million, respectively, and at December 31, 1998 consisted of $5.7 million short-term borrowings and $20 million of Long-term Junior Subordinated Debentures. On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer") sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

       Shareholders' equity at December 31, 1998 totaled $46.4 million compared to $39.9 million at December 31, 1997. The increase primarily reflects the net income recorded for the year ended December 31, 1998 and the increase in the accumulated other comprehensive income of $3.4 million, partially offset by the repurchase of 71,426 shares of the outstanding stock at an average price of $19.58 per share and the declaration of cash dividends.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 1998, 1997 and 1996. The information should be reviewed in conjunction with the other financial statements. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.

                                                                     AVERAGE BALANCES AND YIELDS
                                                                       (dollars in thousands)
                                                                             Years Ended
                                    -----------------------------------------------------------------------------------------------
                                            December 31, 1998               December 31, 1997               December 31, 1996
                                    ------------------------------   ------------------------------   -----------------------------
                                       AVG.                   AVG.       AVG.                  AVG.       AVG.                AVG.
ASSETS                               BALANCE     INTEREST    YIELD     BALANCE     INTEREST   YIELD     BALANCE   INTEREST   YIELD
------                              ---------   ---------    -----   ---------    ----------  -----    ---------  ---------  ------
INTEREST EARNING ASSETS:
Loans(1)........................    $ 304,255   $  26,051    8.56%   $ 274,577    $  23,847    8.68%   $ 243,925  $  21,314   8.74%
Securities:
Inv. Sec. (Taxable)(3)..........       22,974       1,316    5.73%      20,294        1,238    6.10%      24,416      1,476   6.05%
Inv. Sec. (Tax-Exempt)(2)(3)....       69,270       5,270    7.61%      38,768        3,049    7.86%      37,094      2,805   7.56%
Mortgage-backed Sec.(3) ........      226,359      12,116    5.35%     120,977        7,729    6.39%     105,465      6,756   6.41%
Marketable Equity Sec...........        7,700         449    5.83%       2,415          129    5.34%       2,179        119   5.46%
Interest Earning Deposits.......          962          60    6.24%         602           34    5.65%         381         21   5.51%
Federal Funds Sold..............        2,462         137    5.56%       2,285          129    5.65%       3,547        188   5.30%
                                    ---------   ---------            ---------    ---------            ---------  ---------
Total Interest Earning Assets..       633,982      45,399    7.16%     459,918       36,155    7.86%     417,007     32,679   7.84%
                                                ---------                         ---------                       ---------
NONINTEREST EARNING ASSETS:
Cash and Due From Banks........        23,744                           23,945                            22,160
Bank Premises and Equipment....        17,781                           14,693                            12,325
Other Assets...................        10,982                            9,483                             7,620
   Less: Allowance for Loan Loss       (3,492)                          (3,355)                           (3,282)
                                    ---------                        ---------                         ---------

Total Assets...................     $ 682,997                        $ 504,684                         $ 455,830
                                    =========                        =========                         =========

LIABILITIES AND SHAREHOLDERS'
EQUITY:
INTEREST BEARING LIABILITIES:
 Savings Deposits..............     $  17,280         467    2.70%   $  16,173          446    2.76%   $  15,105        417   2.76%
 Time Deposits.................       220,421      11,605    5.26%     206,873       11,000    5.32%     190,094     10,083   5.30%
 Interest Bearing
    Demand Deposits............       125,004       3,413    2.73%     117,496        3,265    2.78%     111,950      3,093   2.76%
 Short-term Interest
    Bearing Liabilities........        66,786       3,513    5.26%      14,222          773    5.44%       2,671        132   4.94%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas....        84,836       4,701    5.54%      12,151          721    5.93%      12,010        672   5.60%
 Long-term Junior
    Subordinated Debentures....        12,383       1,048    8.50%
                                    ---------   ---------            ---------    ---------            ---------  ---------
 Total Interest
   Bearing Liabilities.........       526,710      24,747    4.70%     366,915       16,205    4.42%     331,830     14,397   4.34%
                                                ---------                         ---------                       ---------

NONINTEREST BEARING LIABILITIES:
Demand Deposits................       105,779                           94,005                            85,453
Other Liabilities..............        10,417                            6,873                             4,788
                                    ---------                        ---------                         ---------
Total Liabilities..............       642,906                          467,793                           422,071

SHAREHOLDERS' EQUITY...........        40,091                           36,891                            33,759
                                    ---------                        ---------                         ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY..........     $ 682,997                        $ 504,684                         $ 455,830
                                    =========                        =========                         =========

NET INTEREST INCOME............                 $  20,652                         $  19,950                       $  18,282
                                                =========                         =========                       =========

NET YIELD ON AVERAGE
 EARNING ASSETS................                              3.26%                             4.34%                          4.38%
                                                            =====                             =====                          =====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,722, $988 and $907 as of December 31, 1998, 1997 and 1996, respectively.

(3) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: For the years ended December 31, 1998, 1997 and 1996, loans totaling $432, $1,344 and $1,533, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

                                                                                 Years Ended December 31,
                                                                                  1998 Compared to 1997
                                                                        -----------------------------------------
                                                                           Average        Average      Increase
                                                                           Volume          Yield      (Decrease)
                                                                        ------------   ------------  ------------
INTEREST INCOME:
   Loans............................................................... $      2,545   $      (341)  $     2,204
   Investment Securities (Taxable).....................................          145           (67)           78
   Investment Securities (Tax-Exempt) (1)..............................        2,324          (103)        2,221
   Mortgage-backed Securities..........................................        5,812        (1,425)        4,387
   Marketable Equity Securities........................................          307            13           320
   Federal Funds Sold..................................................           10            (2)            8
   Interest Earning Deposits...........................................           23             3            26
                                                                        ------------   -----------   -----------
      Total Interest Income............................................       11,166        (1,922)        9,244
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................           30            (9)           21
   Time Deposits.......................................................          712          (107)          605
   Interest Bearing Demand Deposits....................................          206           (58)          148
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................        2,764           (24)        2,740
   FHLB Dallas Advances................................................        4,024           (44)        3,980
   Long-term Junior Subordinated Debentures............................        1,048                       1,048
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................        8,784          (242)        8,542
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      2,382   $    (1,680)  $       702
                                                                        ============   ===========   ===========


                                                                                 Years Ended December 31,
                                                                                  1997 Compared to 1996
                                                                        -----------------------------------------
                                                                            Average       Average      Increase
                                                                            Volume         Yield       (Decrease)
                                                                        -------------  ------------  -------------
INTEREST INCOME:
   Loans............................................................... $      2,663   $      (130)  $     2,533
   Investment Securities (Taxable).....................................         (252)           14          (238)
   Investment Securities (Tax-Exempt) (1)..............................          172            72           244
   Mortgage-backed Securities..........................................          991           (18)          973
   Marketable Equity Securities........................................           13            (3)           10
   Federal Funds Sold..................................................          (72)           13           (59)
   Interest Earning Deposits...........................................           12             1            13
                                                                        ------------   -----------   -----------
      Total Interest Income............................................        3,527           (51)        3,476
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................           29                          29
   Time Deposits.......................................................          892            25           917
   Interest Bearing Demand Deposits....................................          154            18           172
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................          627            14           641
   FHLB Dallas Advances................................................            8            41            49
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................        1,710            98         1,808
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      1,817   $      (149)  $     1,668
                                                                        ============   ===========   ===========

      (1) Interest yields on securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

     NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

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

Comparison of Operating Results for the years ending December 31, 1998 compared to December 31, 1997

OVERVIEW

       During the year ended December 31, 1998, the Company's net income increased $.3 million or 6.9% to $5.3 million, from $5.0 million for the same period in 1997. The increase in net income was primarily attributable to an increase in noninterest income which was partially offset by an increase in noninterest expense and provision for loan losses. The results of operations of the Company are primarily those of the Bank.

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

       Net interest income decreased slightly for the year ended December 31, 1998 $32,000 or .2% compared to the same period in 1997. During the second, third and fourth quarters, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. Additionally, during the second, third and fourth quarters, prepayments on the Company's mortgage-backed securities increased. This resulted in additional amortization expense for the premium mortgage-backed securities and was a factor in net interest income decreasing. In addition, during the third quarter as rates decreased and prepayment concerns increased, the bank increased the amortization of a portion of the premium on specific mortgage-backed securities in the portfolio. Also decreasing net interest income was the significant increase during 1998 of tax-free municipal securities. These securities have lower coupons, but reduce federal income tax expense. Interest income for the year ended December 31, 1998 increased $8.5 million or 24.2% to $43.7 million compared to the same period in 1997. The increased interest income in 1998 was attributable to the increase in Average Interest Earning Assets during the year which was partially offset by a decrease in the Average Interest rate earned. Average Interest Earning Assets, totaling $634.0 million at December 31, 1998, increased $174.1 million or 37.8% over December 31, 1997 primarily as a result of increases in Average Investment and Mortgage-backed securities, and to a lesser extent, Average Loans. During the year ended December 31, 1998, the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 48.0% of Total Average Interest Earning Assets compared to 59.7% during 1997, a direct result of the leverage strategy adopted by the Company. Securities averaged 51.5% of the total and Other Interest Earning Asset categories averaged .5% for December 31, 1998. During 1997 the comparable mix was 39.7% in Securities and .6% in the Other Interest Earning Asset categories. The overall yield on Investment and Mortgage-backed securities decreased 79 basis points to 5.87% during 1998 compared to the same period in 1997. This was a result of overall lower interest rates, increased prepayment speeds on premium mortgage-backed securities which lead to increased amortization expense and an increase for the year ended December 31, 1998 in the average tax-free municipal securities portfolio. The average yield on the Average Interest Earning Assets decreased 70 basis points during the year ended December 31, 1998 as compared to 1997 primarily as a result of the decrease in the average yield on securities discussed above. The increase in interest income on Loans of $2.2 million or 9.2% was the result of the increase in Average Loans during 1998. Interest income on securities increased $6.3 million in 1998 or 56.2% compared to 1997 primarily due to the increase in the Average Securities during 1998 which more than offset the decrease in the average yield.

       The increase in interest expense for the year ended December 31, 1998 of $8.5 million or 52.7% was attributable to an increase in Average Interest Bearing Liabilities of $159.8 million or 43.6% along with the increase in the average rate paid on Interest Bearing Liabilities of 28 basis points. The average rate paid increased due to an average increase in the ratio of the higher interest bearing liabilities during 1998. Average Time Deposits increased $13.5 million or 6.5% while the average rate paid decreased 6 basis points along with an increase in Average Interest Bearing Demand Deposits of $7.5 million or 6.4% and an increase in Average Savings Deposits of $1.1 million or 6.8%. Average Noninterest Bearing Demand Deposits increased during 1998 $11.8 million or 12.5%. The latter three categories, which are considered the lowest cost deposits, comprised 53.0% of total average deposits during the year ended December 31, 1998 compared to 52.4% during 1997 and 52.8% during 1996. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans. Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $137.6 million or 521.9%, a direct result of the Company's leverage strategy, and contributed to the higher interest expense in 1998 and were the primary source of funding the increase in Average Investment and Mortgage-backed securities.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 1998, 1997 and 1996:

                                                                       COMPOSITION  OF DEPOSITS
                                                                       (dollars in thousands)

                                                                      Years  Ended December 31,
                                                   ----------------------------------------------------------------
                                                            1998                  1997                  1996
                                                   --------------------  --------------------  --------------------
                                                       AVG.       AVG.      AVG.       AVG.       AVG.        AVG.
                                                     BALANCE      RATE    BALANCE      RATE     BALANCE       RATE
                                                   ---------      -----  ---------     -----   ---------     ------
Noninterest Bearing Demand Deposits..............  $ 105,779       N/A   $  94,005       N/A   $  85,453       N/A
Interest Bearing Demand Deposits.................    125,004      2.73%    117,496      2.78%    111,950      2.76%
Savings Deposits.................................     17,280      2.70%     16,173      2.76%     15,105      2.76%
Time Deposits....................................    220,421      5.26%    206,873      5.32%    190,094      5.30%
                                                   ---------             ---------             ---------

     Total Deposits..............................  $ 468,484      3.31%  $ 434,547      3.39%  $ 402,602      3.38%
                                                   =========             =========             =========


       Average Long-term Junior Subordinated Debentures increased $12.4 million or 100.0%, a result of the sale of 2,000,000 Preferred Securities on May 18, 1998 at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1998 was $1.2 million compared to $1.0 million for December 31, 1997. For the year ended December 31, 1998, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $1.0 million, an increase of 15.5% compared to December 31, 1997. For the year ended December 31, 1997, net charge-offs on loans were $.9 million.

       The increase in net charge-offs for 1998 occurred primarily as a result of the increase in loans over the past four years which have grown $118.7 million, $73.3 million of which were real estate loans, and increased bankruptcies which caused the charge-offs for loans to individuals to remain consistent with last year's charge off level.

       As of December 31, 1998, the Company's review of the loan portfolio indicates that a loan loss reserve of $3.6 million is adequate.

NONINTEREST INCOME

       Noninterest income is an important source of earnings. The Company intends to maximize noninterest income in the future by looking for new fee income services to provide customers and by continuing to review service charge schedules and by competitively and profitably pricing those services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1998 and the comparable year ended December 31, 1997 and indicates the percentage changes (dollars in thousands):

                                                                              Years Ended
                                                                              December 31,
                                                                     -----------------------------       Percent
                                                                         1998            1997             Change
                                                                     -------------   -------------       --------
Deposit services..................................................   $       5,353   $       4,001          33.8%
Gain on sales of securities available for sale....................           1,260             233         440.8%
Trust income......................................................             528             397          33.0%
Other.............................................................           1,162           1,035          12.3%
                                                                     -------------   -------------

Total noninterest income..........................................   $       8,303   $       5,666          46.5%
                                                                     =============   =============

       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. Total noninterest income for the year ended December 31, 1998 increased 46.5% or $2.6 million compared to 1997. Securities gains increased $1.0 million or 440.8% from 1997. Of the $1,260,000 in net securities gains from the AFS portfolio in 1998, there were $1,321,000 in realized gains and $61,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee (ALCO) and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. During the third quarter, Southside sold longer term municipal securities and higher collateral mortgage-backed securities and replaced them primarily with lower collateral mortgage-backed securities in an effort to reduce the overall risk of prepayments. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio. The increase in deposit services income of $1.4 million or 33.8% was a result of the introduction of a new overdraft privilege program in June 1997, increased numbers of deposit accounts and increased deposit activity. Trust income increased $131,000 or 33.0% due to growth in the Trust department. Other noninterest income increased $.1 million or 12.3% primarily as a result of increases in mortgage servicing release fees income.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1998 and the comparable year ended December 31, 1997 and indicates the percentage changes:

                                                                              Years Ended
                                                                              December 31,
                                                                     -----------------------------       Percent
                                                                         1998            1997             Change
                                                                     -------------   -------------       --------
                                                                             (in thousands)
Salaries and employee benefits....................................   $     11,318    $      9,889           14.5%
Net occupancy expense.............................................          2,370           2,089           13.5%
Equipment expense.................................................            457             414           10.4%
Advertising, travel and entertainment.............................          1,124           1,006           11.7%
Supplies..........................................................            461             440            4.8%
Postage...........................................................            352             331            6.3%
Other.............................................................          3,361           2,759           21.8%
                                                                     ------------    ------------

Total noninterest expense.........................................   $     19,443    $     16,928           14.9%
                                                                     ============    ============

       Noninterest expense for the year ended December 31, 1998 increased $2.5 million or 14.9% when compared to the year ended December 31, 1997. Salaries and employee benefits increased $1.4 million or 14.5% due to several factors. Direct salary expense and payroll taxes increased $1.3 million as a result of personnel additions to staff the three new branches opened in 1998, overall bank growth and pay increases. Retirement expense increased $155,000 or 29.5% for the year ended December 31, 1998.

       Net occupancy expense increased $.3 million or 13.5% for the year ended December 31, 1998 compared to the same period in 1997, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the three new branches opened in 1998.

       Equipment expense increased $43,000 or 10.4% for the year ended December 31, 1998 when compared to 1997 due to increased equipment usage at the three new branch locations opened in 1998 and increased equipment costs associated with equipment maintenance.

       Advertising expense increased $118,000 or 11.7% for the year ended December 31, 1998 compared to the same period in 1997. The increase occurred due to increases in direct advertising during 1998 as a result of the opening of the three new branches in 1998 and new products introduced in 1998. Donations also increased during the year ended December 31, 1998 and are included in this total.

       Other expense increased $.6 million or 21.8% during the year ended December 31, 1998 compared to 1997. The increase was due primarily to consulting fees paid in relation to the introduction of the overdraft privilege product, increased ATM fees and telephone expense due to added locations. In addition, trust and legal fees increased due to bank asset and transaction growth.

INCOME TAXES

       Income tax expense was $1.2 million for the year ended December 31, 1998 and represented a $.5 million or 27.5% decrease from the year ended December 31, 1997. The effective tax rate as a percentage of pre-tax income was 18.6% in 1998, 25.2% in 1997 and 25.5% in 1996. The decrease in the effective tax rate for 1998 was primarily a result of lower pre-tax income due to the increase in interest income from tax-free municipal securities.

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

NET INTEREST INCOME

       Net interest income increased for the year ended December 31, 1997 $1.6 million or 9.1% compared to the same period in 1996. Interest income for the year ended December 31, 1997 increased $3.4 million or 10.7% to $35.2 million compared to the same period in 1996. The increased interest income in 1997 was attributable to the increase in Average Interest Earning Assets during the year. Average Interest Earning Assets, totaling $459.9 million at December 31, 1997, increased $42.9 million or 10.3% over December 31, 1996 primarily as a result of increases in Average Loans. During the year ended December 31, 1997 the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 59.7% of Total Average Interest Earning Assets compared to 58.5% during 1996. Securities averaged 39.7% of the total and Other Interest Earning Asset categories averaged .6% for December 31, 1997. During 1996 the comparable mix was 40.6% in Securities and .9% in the Other Interest Earning Asset categories. The average yield on the Average Interest Earning Assets increased 2 basis points during the year ended December 31, 1997 as compared to 1996. The increase in interest income on Loans of $2.5 million or 11.9% was the result of the increase in Average Loans during 1997. Interest income on securities increased $.9 million in 1997 or 8.9% compared to 1996 primarily due to the increase in the Average Securities during 1997.

       The increase in interest expense for the year ended December 31, 1997 of $1.8 million or 12.6% was attributable to an increase in Average Interest Bearing Liabilities of $35.1 million or 10.6% along with the increase in the average rate paid on Interest Bearing Liabilities of 8 basis points. Average Time Deposits increased $16.8 million or 8.8% while the average rate paid increased 2 basis points along with an increase in Average Interest Bearing Demand Deposits of $5.5 million or 5.0% and an increase in Average Savings Deposits of $1.1 million or 7.1%. Average Noninterest Bearing Demand Deposits increased during 1997 $8.6 million or 10.0%. The latter three categories, which are considered the lowest cost deposits, comprised 52.4% of total average deposits during the year ended December 31, 1997 compared to 52.8% during 1996 and 54.3% during 1995. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans. Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $11.7 million or 79.6% which contributed to the higher interest expense in 1997.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1997 and 1996 was $1.0 million and $.5 million, respectively. For the year ended December 31, 1997, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $.9 million, an increase of 55.6% compared to December 31, 1996. For the year ended December 31, 1996, net charge-offs on loans were $.6 million. The increase in net charge-offs for 1997 occurred primarily as a result of the increase in loans over the past four years which have grown $112 million, increased bankruptcies which caused the charge-offs for loans to individuals to remain consistent with last year's increased level and three commercial loans which comprised the majority of the increase in charge-offs for commercial loans.

NONINTEREST INCOME

       Total noninterest income for the year ended December 31, 1997 increased 37.1% or $1.5 million compared to 1996. Securities gains increased $.1 million or 76.5% from 1996. Of the $233,000 in net securities gains from the AFS portfolio in 1997, there were $376,000 in realized gains and $143,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $1.2 million or 41.8% was a result of the introduction of a new overdraft privilege program, increased numbers of deposit accounts and increased deposit activity. Other noninterest income increased $.1 million or 15.1% primarily as a result of increases in credit life commissions and mortgage servicing release fees.

NONINTEREST EXPENSE

       Noninterest expense for the year ended December 31, 1997 increased $1.6 million or 10.2% when compared to the year ended December 31, 1996. Salaries and employee benefits increased $.5 million or 5.4% due to several factors. Higher direct salary expense including payroll taxes represented $.8 million was offset by lower retirement expense. The increase is reflective of personnel additions to staff the three new branches opened in the second half of 1996, overall bank growth and pay increases. Health insurance expense increased $28,000 or 3.2% in 1997 compared to the same period in 1996. Retirement expense decreased $.3 million or 34.1% for the year ended December 31, 1997.

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

       Other expense increased $.5 million or 24.2% during the year ended December 31, 1997 compared to 1996. The increase was due primarily to increased professional fees paid during 1997 for additional internal auditing, data processing programming, compliance reviews, loan loss reviews and consulting fees paid in relation to the introduction of the overdraft privilege product.

INCOME TAXES

       Income tax expense was $1.7 million for the year ended December 31, 1997 and represented a $.3 million or 17.5% increase from the year ended December 31, 1996. The increased income tax expense was primarily a result of higher pre-tax income.

MANAGEMENT OF LIQUIDITY

       Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 1998, these investments were 19.2% of Total Assets, as compared with 18.7% for December 31, 1997, and 18.2% for December 31, 1996. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has two lines of credit for the purchase of federal funds. A $15.0 million and $10.0 million unsecured line of credit has been established with Nationsbank and Texas Independent Bank, respectively.

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

       Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest earning assets and interest bearing liabilities are subject to changes in interest rates either at repricing replacement or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are referred to as interest sensitivity gaps and are usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity and a negative gap represents net liability sensitivity. The table on page 38 shows interest sensitivity gaps for four different intervals as of December 31, 1998.

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

                                                                         EXPECTED MATURITY DATE
                                                                         (dollars in thousands)

                                                                         Year Ending December 31,
                            -------------------------------------------------------------------------------------------------------
                                                                                                                           Fair
                               1999         2000           2001           2002         2003      Thereafter    Total       Value
                            ----------   ----------     ----------     ----------   ----------   ----------   --------   ----------

Fixed Rate Loans .........  $  84,627    $  45,884      $  35,799      $  21,962    $  19,091    $  59,505    $266,868    $268,815
                                 8.65%        8.83%          8.98%          8.52%        8.32%        8.08%       8.56%

Adjustable Rate Loans ....     31,881        2,987          1,285          3,904        1,618       10,748      52,423      52,423
                                 8.87%        8.95%          8.78%          9.46%        9.68%        8.94%       8.95%

Mortgage-backed
Securities ...............     87,472       67,324         50,020         33,764       24,273       78,151     341,004     341,004
                                 5.81%        5.82%          5.84%          5.85%        5.87%        5.93%       5.85%

Investments and Other
Interest Earning Assets...     35,474        3,068            675          4,535        3,398      100,435     147,585     147,585
                                 4.48%        7.50%          7.77%          5.63%        6.60%        7.20%       6.49%

Total Interest
Earning Assets ...........  $ 239,454    $ 119,263      $  87,779      $  64,165    $  48,380    $ 248,839    $807,880    $809,827
                                 7.02%        7.10%          7.18%          6.97%        7.01%        7.09%       7.07%


Savings Deposits..........  $   2,353    $   1,177      $              $            $            $  14,119    $ 17,649    $ 17,649
                                 2.56%        2.56%                                                   2.56%       2.56%

NOW Deposits..............      9,424        4,712                                                  56,540      70,676      70,728
                                 1.97%        1.97%                                                   1.97%       1.97%

Money Market Deposits.....      8,036        4,017                                                  48,211      60,264       60,263
                                 3.39%        3.39%                                                   3.39%       3.39%

Certificates of Deposit...    200,821       25,832          5,291          7,369        4,645           47     244,005      244,888
                                 5.02%        5.49%          5.58%          5.98%        5.28%        5.36%       5.12%

FHLB Dallas Advances......     94,201        4,069         40,863         25,287       26,417       83,190     274,027      261,240
                                 5.09%        5.94%          5.03%          5.25%        5.33%        5.28%       5.19%

Other Borrowings..........      5,691                                                               20,000      25,691       25,691
                                 4.85%                                                                8.50%       7.69%

Total Interest
Bearing Liabilities.......  $ 320,526    $  39,807      $  46,154      $  32,656    $  31,062    $ 222,107    $692,312     $680,459
                                 4.89%        4.82%          5.09%          5.41%        5.32%        4.14%       4.70%

       Residential fixed rate loans are assumed to have annual payment rates between 4% and 15% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 4% and 15%. Consumer loans are assumed to prepay at an annualized rate between 8% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 20% to 40%. Premium mortgage-backed securities have interest rate risk associated with prepayment of principal. If overall rates trend down, mortgages may prepay faster causing the yield to decline on the premium mortgage-backed securities. If rates increase, mortgages may prepay slower, increasing the yield and average life of premium mortgage-backed securities.

       The Company assumes 80% of savings accounts, transaction accounts and Money Market accounts at December 31, 1998, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

       The following table sets forth certain information as of December 31, 1998 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):


Rate Sensitive Assets (RSA)                   1-3 Mos.      4-12 Mos.       1-5 Yrs.    Over 5 Yrs.       Total
                                          -------------   -----------    ------------   -----------   ------------
Loans(1)................................. $      81,737   $    55,313    $    122,736   $    59,505   $    319,291
Securities...............................        43,397        83,829         187,057       173,686        487,969
Other Interest
  Earning Assets.........................           620                                                        620
                                          -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Assets.............. $     125,754   $   139,142    $    309,793   $   233,191   $    807,880
                                          =============   ===========    ============   ===========   ============

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits................ $      95,192   $   125,442    $     53,043   $   118,917   $    392,594
Other Interest
  Bearing Liabilities....................        99,002           890          96,636       103,190        299,718
                                          -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Liabilities......... $     194,194   $   126,332    $    149,679   $   222,107   $    692,312
                                          =============   ===========    ============   ===========   ============

Gap (2)..................................       (68,440)       12,810         160,114        11,084        115,568
Cumulative Gap...........................       (68,440)      (55,630)        104,484       115,568
Cumulative Ratio of RSA
  to RSL.................................           .65           .83            1.22          1.17           1.17
Gap/Total Earning Assets.................          (8.5%)         1.6%           19.8%          1.4%          14.3%

-------------------------------------------------------------------------------------------------------------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 1998.

(2)  Gap equals Total RSA minus Total RSL.

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

CAPITAL RESOURCES

       Total Shareholders' Equity at December 31, 1998, of $46,413,000 increased 16.2% or $6,467,000 from December 31, 1997 and represented 5.3% of total assets at December 31, 1998 compared to 7.0% at December 31, 1997. The decrease in the percent of Shareholders' Equity to Total Assets is a result of the leverage strategy adopted by the Company during 1998.

       Net income for 1998 of $5,351,000 was the major contributor to the increase in Shareholders' Equity at December 31, 1998 along with a net increase in unrealized gains of $3,396,000 on securities available for sale. In addition, the Company issued $347,000 in common stock (21,160 shares) through the Company's dividend reinvestment plan and incentive stock option plan and exercised $38,000 of treasury stock (6,000 shares). Decreases to Shareholders' Equity consisted of $1,359,000 in dividends paid and the purchase of $1,398,000 in treasury stock (71,426 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 1998, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

       To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                         For Capital               Prompt Corrective
                                               Actual                 Adequacy Purposes            Action Provisions
                                     ------------------------     ------------------------     -------------------------
                                        Amount         Ratio         Amount         Ratio         Amount        Ratio
                                     -----------       -----      -----------     ---------    ------------    ---------
As of December 31, 1998:

Total Capital
   (to Risk Weighted Assets)........  $   63,962       14.86%     > = $34,435      > = 8.0%     > = $43,044     > = 10.0%
Tier 1 Capital
   (to Risk Weighted Assets)........  $   54,280       12.61%     > = $17,218      > = 4.0%     > = $25,827     > = 6.0%
Tier 1 Capital
   (to Average Assets) (1)..........  $   54,280        6.76%     > = $32,108      > = 4.0%     > = $40,135     > = 5.0%

As of December 31, 1997:

Total Capital
   (to Risk Weighted Assets)........  $   41,965       12.89%     > = $26,038      > = 8.0%     > = $32,547     > = 10.0%
Tier 1 Capital
   (to Risk Weighted Assets)........  $   38,595       11.86%     > = $13,019      > =  4.0%    > = $19,528     > = 6.0%
Tier 1 Capital
   (to Average Assets) (1)..........  $   38,595        7.25%     > = $21,283      > =  4.0%    > = $26,604     > =5.0%

       (1) Refers to quarterly average assets as calculated by bank regulatory agencies.

       The table below summarizes key equity ratios for the Company for the years ended December 31, 1998, 1997 and 1996.


                                                                                   Years Ended December 31,
                                                                               ----------------------------------
                                                                               1998          1997           1996
                                                                               ------       ------         ------
Percentage of Net Income to:
   Average Total Assets...............................................           .78%          .99%           .92%
   Average Shareholders' Equity.......................................         13.35%        13.57%         12.46%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic.........................         26.32%        28.57%         34.19%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted.......................         27.40%        29.41%         34.78%
Percentage of Average Shareholders'
   Equity to Average Total Assets.....................................          5.87%         7.31%          7.41%


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

"Satisfactory," "Needs Improvement," and "Unsatisfactory." Institutions that receive a Y2K rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Y2K compliance programs when reviewing applications and may deny an application based on Y2K related issues.

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

       The Company initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Y2K issues. The Company requested third party vendors represent their products and services to be Y2K compliant and that they have a program to test for that compliance. Significant suppliers have been contacted and where applicable their products successfully tested. All testing, communications and correspondence indicates the necessary levels of concern and planning for their own Y2K readiness.

At this time, the Company cannot estimate the additional cost, if any, that might develop in relation to significant suppliers and customers. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Y2K issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

       The Company's total Y2K estimated project cost, which is based upon currently available information, includes expenses for the review and testing of third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Y2K issues and, therefore, not present a material adverse impact upon the Company.

       Y2K compliance costs incurred during 1998 totaled approximately $316,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. At this time management currently estimates additional Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases, at between $150,000 and $200,000. The estimated costs associated with the Y2K project have decreased from the original estimate. The Company's testing indicates less hardware purchases will be required than originally estimated. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Y2K issue in conjunction with the Company's ongoing programs for updating and expanding its delivery infrastructure. The aforementioned Y2K project cost estimate may change as the Company progresses in its Y2K program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Y2K effort.

       Despite the Company's activities in regards to the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

OTHER ACCOUNTING ISSUES

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS133 will not have a significant effect on the Company's results of operations or its financial position.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 1999, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 1999, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 1999, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   The information required under this item beginning on page 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)
           1. Financial Statements

                  The following consolidated financial statements of Southside
              Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Income for the years ended December
                     31, 1998, 1997 and 1996.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements.

           2. Financial Statement Schedules

                  All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

           3. Exhibits

                     Exhibit
                        No.
                     --------
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
                                     Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

              **     10 (a)(i)   -   Deferred Compensation Plan for B. G. Hartley effective February 13,
                                     1984, as amended June 28, 1990 and December 15, 1994 (filed as Exhibit
                                     10(a)(i) to the Registrant's Form 10-K for the year ended December 31,
                                     1994, and incorporated herein).

              **     10 (a)(ii)  -   Deferred Compensation Plan for Robbie N. Edmonson effective
                                     February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended
                                     December 31, 1995, and incorporated herein).

              **     10 (b)      -   Officers Long-term Disability Income Plan effective June 25, 1990
                                     (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein).

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

              **     10 (e)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Titus Jones and Andy Wall as


                                     amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant's
                                     Form 10-K for the year ended December 31, 1995, and incorporated herein).

              **     10 (f)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with
                                     Lonny Uzzell.

               *       21        -   Subsidiaries of the Registrant.

               *       23        -   Consent of Independent Accountants.

               *       27        -   Financial Data Schedule for the year ended December 31, 1998.

               *       Filed herewith.

              ** Compensation plan, benefit plan or employment contract or arrangement.


     (b)  Reports on Form 8-K

          Registrant did not file any Form 8-K's during the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SOUTHSIDE BANCSHARES, INC.

                                     BY: /s/  B. G. HARTLEY
                                         --------------------------------------
                                              B. G. Hartley, Chairman of the
                                              Board and Director (Principal
                                              Executive Officer)



                                         /s/  LEE R. GIBSON
                                         --------------------------------------
                                              Lee R. Gibson, CPA, Executive Vice
                                              President (Principal Financial
DATED:  March 11, 1999                        Officer and Accounting Officer)


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

      Signature                                      Title                                       Date
      ---------                                      -----                                       ----
/s/    B. G. HARTLEY                                 Chairman of the Board                  March 11, 1999
      -------------------------------------          and Director
         (B. G. Hartley)


/s/    ROBBIE N. EDMONSON                            Vice Chairman of the Board             March 11, 1999
      -------------------------------------          and Director
         (Robbie N. Edmonson)


/s/    SAM DAWSON                                    President and Secretary                March 11, 1999
      -------------------------------------          and Director
         (Sam Dawson)


/s/    FRED E. BOSWORTH                              Director                               March 11, 1999
      -------------------------------------
         (Fred E. Bosworth)


/s/    HERBERT C. BUIE                               Director                               March 11, 1999
      -------------------------------------
         (Herbert C. Buie)


/s/    ROLLINS CALDWELL                              Director                               March 11, 1999
      -------------------------------------
         (Rollins Caldwell)


/s/    W. D. (JOE) NORTON                            Director                               March 11, 1999
      -------------------------------------
         (W. D. (Joe) Norton)


/s/    WILLIAM SHEEHY                                Director                               March 11, 1999
      -------------------------------------
         (William Sheehy)

                        Report of Independent Accountants



To the Shareholders and Board of Directors
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and shareholders' equity and of cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
February 26, 1999

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)


                                                                                    December 31,     December 31,
                                                                                        1998             1997
                                                                                   --------------  --------------
                                     ASSETS

Cash and due from banks........................................................... $       41,372   $      36,593
Investment securities:
   Available for sale.............................................................        132,447          71,031
   Held to maturity...............................................................            347             804
                                                                                   --------------   -------------
     Total Investment securities..................................................        132,794          71,835
Mortgage-backed and related securities:
   Available for sale.............................................................        333,194         127,751
   Held to maturity...............................................................          7,810          13,662
                                                                                   --------------   -------------
     Total Mortgage-backed securities.............................................        341,004         141,413
Marketable equity securities:
   Available for sale.............................................................         14,171           3,258
Loans:
   Loans,  net of unearned discount...............................................        319,723         296,035
   Less:  reserve for loan losses.................................................         (3,564)         (3,370)
                                                                                   --------------   -------------
     Net Loans....................................................................        316,159         292,665
Premises and equipment, net.......................................................         19,166          17,627
Other real estate owned, net......................................................            195             364
Interest receivable...............................................................          6,065           3,918
Deferred tax asset................................................................                            504
Other assets......................................................................          5,403           3,012
                                                                                   --------------   -------------

     TOTAL ASSETS................................................................. $      876,329   $     571,189
                                                                                   ==============   =============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing............................................................ $      122,440   $      98,592
   Interest bearing...............................................................        392,594         364,082
                                                                                   --------------   -------------
     Total Deposits...............................................................        515,034         462,674
Short-term obligations:
   Federal funds purchased........................................................          4,168           3,884
   FHLB Dallas Advances...........................................................        118,000          29,000
   Other obligations..............................................................          1,523           1,647
                                                                                   --------------   -------------
     Total Short-term obligations.................................................        123,691          34,531
Long-term obligations:
   FHLB Dallas Advances...........................................................        156,027          28,547
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures.................................................         20,000
                                                                                   --------------   -------------
     Total Long-term obligations..................................................        176,027          28,547
Deferred tax liability............................................................          1,184
Other liabilities.................................................................         13,980           5,491
                                                                                   --------------   -------------
     TOTAL LIABILITIES............................................................        829,916         531,243
                                                                                   --------------   -------------

     Commitments and Contingencies (Note 14 and 15)

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
    3,685,775 and 3,496,269 shares issued)........................................          9,214           8,740
   Paid-in capital................................................................         24,198          21,290
   Retained earnings..............................................................         11,391          10,414
   Treasury stock (182,176 and 116,750 shares at cost)............................         (3,158)         (1,820)
   Accumulated other comprehensive income.........................................          4,768           1,322
                                                                                   --------------   -------------
      TOTAL SHAREHOLDERS' EQUITY..................................................         46,413          39,946
                                                                                   --------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................. $      876,329   $     571,189
                                                                                   ==============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                      Years Ended December 31,
                                                                               -------------------------------------
                                                                                   1998           1997       1996
                                                                               -----------   -----------  ----------
Interest income
   Loans.....................................................................  $    26,051   $    23,847  $   21,314
   Investment securities.....................................................        4,864         3,299       3,374
   Mortgage-backed and related securities....................................       12,116         7,729       6,756
   Marketable equity securities..............................................          449           129         119
   Other interest earning assets.............................................          197           163         209
                                                                               -----------   -----------  ----------
         Total interest income...............................................       43,677        35,167      31,772
                                                                               -----------   -----------  ----------
Interest expense
   Deposits..................................................................       15,485        14,711      13,593
   Short-term obligations....................................................        3,513           773         132
   Long-term obligations.....................................................        5,749           721         672
                                                                               -----------   -----------  ----------
         Total interest expense..............................................       24,747        16,205      14,397
                                                                               -----------   -----------  ----------
Net interest income..........................................................       18,930        18,962      17,375
Provision for loan losses....................................................        1,215         1,005         500
                                                                               -----------   -----------  ----------
Net interest income after provision for loan losses..........................       17,715        17,957      16,875
                                                                               -----------   -----------  ----------
Noninterest income
   Deposit services..........................................................        5,353         4,001       2,821
   Gain on sales of securities available for sale............................        1,260           233         132
   Trust income..............................................................          528           397         281
   Other.....................................................................        1,162         1,035         899
                                                                               -----------   -----------  ----------
         Total noninterest income............................................        8,303         5,666       4,133
                                                                               -----------   -----------  ----------
Noninterest expense
   Salaries and employee benefits............................................       11,318         9,889       9,382
   Net occupancy expense.....................................................        2,370         2,089       1,749
   Equipment expense.........................................................          457           414         321
   Advertising, travel & entertainment.......................................        1,124         1,006         956
   Supplies..................................................................          461           440         436
   Postage...................................................................          352           331         301
   Other.....................................................................        3,361         2,759       2,221
                                                                               -----------   -----------  ----------
         Total noninterest expense...........................................       19,443        16,928      15,366
                                                                               -----------   -----------  ----------
Income before federal tax expense............................................        6,575         6,695       5,642
                                                                               -----------   -----------  ----------
Provision (benefit) for federal tax expense
   Current...................................................................        1,496         1,914       1,648
   Deferred..................................................................         (272)         (225)       (211)
                                                                               -----------   -----------  ----------
         Total income taxes..................................................        1,224         1,689       1,437
                                                                               -----------   -----------  ----------

Net Income...................................................................  $     5,351   $     5,006  $    4,205
                                                                               ===========   ===========  ==========


Net Income Per Common Share
   Basic.....................................................................  $      1.52   $      1.40  $     1.17
   Diluted...................................................................  $      1.46   $      1.36  $     1.15


   The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                       Accumulated
                                                                                                          Other         Total
                                           Comprehensive   Common      Paid in   Retained    Treasury Comprehensive Shareholders'
                                               Income       Stock      Capital   Earnings      Stock      Income      Equity
                                             ----------  ---------   ----------  ---------   ---------  ----------  -----------

Balance at December 31, 1997................ $           $   8,740   $  21,290    $  10,414   $ (1,820)  $ 1,322   $  39,946
Net Income..................................     5,351                                5,351                            5,351
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................     3,396                                                     3,396       3,396
Minimum pension liability adjustment........        50                                                        50          50
                                             ---------
Comprehensive income........................ $   8,797
                                             =========
Common stock issued (21,160 shares).........                    53         294                                           347
FAS109 - Incentive Stock Options (ISO's)....                                42                                            42
Dividends paid on common stock..............                                         (1,359)                          (1,359)
Purchase of 71,426 shares of
   treasury stock...........................                                                    (1,398)               (1,398)
Exercise of 6,000 shares of ISO's...........                                            (22)        60                    38
Stock dividend..............................                   421        2,572      (2,993)
                                                         ---------   ---------    ---------   --------   -------   ---------

Balance at December 31, 1998................             $   9,214   $   24,198   $  11,391   $ (3,158)  $ 4,768   $  46,413
                                                         =========   ==========   =========   ========   =======   =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $   4,228
Less:  reclassification adjustment for
   gains included in net income.............      (832)
                                             ---------
Net unrealized gains on securities.......... $   3,396
                                             =========


Balance at December 31, 1996................ $           $   8,290   $   18,501   $   9,628   $   (777)  $   842   $  36,484
Net Income..................................     5,006                                5,006                            5,006
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................       445                                                       445         445
Minimum pension liability adjustment........        35                                                        35          35
                                             ---------
Comprehensive income........................ $   5,486
                                             =========
Common stock issued (18,430 shares).........                    46          280                                          326
FAS109 - Incentive Stock Options (ISO's)....                                 43                                           43
Dividends paid on common stock..............                                         (1,316)                          (1,316)
Purchase of 65,464 shares of
   treasury stock...........................                                                    (1,154)               (1,154)
Exercise of 11,700 shares of ISO's..........                                            (34)       111                    77
Stock dividend..............................                   404        2,466      (2,870)
                                                         ---------    ---------   ---------   --------   -------   ---------

Balance at December 31, 1997................             $   8,740    $  21,290   $  10,414  $  (1,820) $   1,322  $  39,946
                                                         =========    =========   =========  =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $     599
Less:  reclassification adjustment for
   gains included in net income.............      (154)
                                             ---------
Net unrealized gains on securities.......... $     445
                                             =========

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands)




                                                                                                         Accumulated
                                                                                                            Other         Total
                                           Comprehensive   Common       Paid in   Retained     Treasury  Comprehensive Shareholders'
                                               Income       Stock       Capital   Earnings       Stock      Income      Equity
                                           -------------  ---------   ---------- -----------   ---------  ------------ ------------
Balance at December 31, 1995................ $            $  7,853    $  16,209  $    9,123    $   (486)  $     653   $  33,352
Net Income..................................     4,205                                4,205                               4,205
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................       309                                                          309         309
Minimum pension liability adjustment........      (120)                                                        (120)       (120)
                                             ---------
Comprehensive income........................ $   4,394
                                             =========
Common stock issued (19,557 shares).........                    49          259                                             308
FAS109 - Incentive Stock Options (ISO's)....                                 16                                              16
Dividends paid on common stock..............                                         (1,258)                             (1,258)
Purchase of 27,648 shares of
   treasury stock...........................                                                       (425)                   (425)
Exercise of 14,083 shares of ISO's..........                                            (37)        134                      97
Stock dividend..............................                   388        2,017      (2,405)
                                                         ---------    ---------  ----------    --------   ---------   ---------

Balance at December 31, 1996................             $   8,290    $  18,501  $    9,628    $   (777)  $     842   $  36,484
                                                         =========    =========  ==========    ========   =========   =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $     396
Less:  reclassification adjustment for
   gains included in net income.............       (87)
                                             ---------
Net unrealized gains on securities.......... $     309
                                             =========



        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)



                                                                                        Years Ended December 31,
                                                                               ---------------------------------------
                                                                                    1998          1997        1996
                                                                               ------------  ------------ ------------
OPERATING ACTIVITIES:
  Net income.................................................................  $     5,351   $     5,006  $    4,205
  Adjustments to reconcile net cash provided by operations:
    Depreciation ............................................................        1,397         1,215       1,025
    Amortization of premium..................................................        5,229         1,589       1,225
    Accretion of discount and loan fees......................................         (660)         (780)       (737)
    Provision for loan losses................................................        1,215         1,005         500
    FAS109-Incentive stock options...........................................           42            43          16
    Gain on sale of securities available for sale............................       (1,260)         (233)       (132)
    Gain on sale of assets...................................................          (51)          (12)         (6)
    Gain on sale of other real estate owned..................................          (32)
    Increase in interest receivable..........................................       (2,147)         (618)       (205)
    (Increase) decrease in other assets......................................       (2,270)          923        (964)
    Increase in deferred tax asset...........................................          (87)         (225)       (210)
    Increase in interest payable.............................................          558           598         103
    Increase (decrease) in other payables....................................        7,883           167      (2,586)
                                                                               -----------   -----------  ----------
        Net cash provided by operating activities............................       15,168         8,678       2,234

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale...........       62,413        31,037      19,928
    Proceeds from sale of mortgage-backed securities available for sale......       46,515        37,247      18,991
    Proceeds from maturities of investment securities available for sale.....       10,322        16,366      33,920
    Proceeds from maturities of mortgage-backed securities available for sale       79,121        33,389      18,529
    Proceeds from maturities of investment securities held to maturity.......          457           936         941
    Proceeds from maturities of mortgage-backed securities held to maturity          5,899        10,214      10,398
    Purchases of investment securities available for sale....................     (130,138)      (61,370)    (35,098)
    Purchases of mortgage-backed securities available for sale...............     (333,304)     (108,788)    (63,353)
    Purchases of marketable equity securities available for sale.............      (10,913)       (1,038)       (108)
    Net increase in loans....................................................      (26,521)      (39,900)    (31,144)
    Purchases of premises and equipment......................................       (3,096)       (5,153)     (3,070)
    Proceeds from sale of premises and equipment.............................          212            17          25
    Proceeds from sale of repossessed assets.................................        1,617         1,015       1,165
    Proceeds from sale of other real estate owned............................          275            98
                                                                               -----------   -----------  ----------
        Net cash used in investing activities................................     (297,141)      (85,930)    (28,876)


        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)




                                                                                        Years Ended December 31,
                                                                               ---------------------------------------
                                                                                    1998          1997       1996
                                                                               -----------   ------------ ------------
FINANCING ACTIVITIES:
  Net increase in demand and savings accounts................................  $    41,944   $    24,443  $   16,332
  Net increase in certificates of deposit....................................       10,416        12,281      21,310
  Proceeds from FHLB advances................................................      404,800        58,900
  Repayment of FHLB advances.................................................     (188,320)      (10,449)     (4,590)
  Issuance of guaranteed preferred beneficial interest
     in the company's junior subordinated debentures.........................       20,000
  Net increase (decrease) in federal funds purchased.........................          284          (916)        200
  Proceeds from the issuance of common stock.................................          347           326         308
  Purchase of treasury stock.................................................       (1,398)       (1,154)       (425)
  Sale of treasury stock.....................................................           38            77          97
  Dividends paid.............................................................       (1,359)       (1,316)     (1,258)
                                                                               -----------   -----------  ----------
        Net cash provided by financing activities............................      286,752        82,192      31,974
                                                                               -----------   -----------  ----------

  Net increase in cash and cash equivalents..................................        4,779         4,940       5,332
  Cash and cash equivalents at beginning of year.............................       36,593        31,653      26,321
                                                                               -----------   -----------  ----------
  Cash and cash equivalents at end of year...................................  $    41,372   $    36,593  $   31,653
                                                                               ===========   ===========  ==========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid..............................................................  $    24,189   $    15,701  $   14,294
  Income taxes paid..........................................................  $     1,763   $     1,990  $    1,623


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other real estate owned and other repossessed
      assets through foreclosure.............................................  $     1,812   $     1,148  $    1,187


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

      Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 1998. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

      Cash Equivalents. Cash equivalents, for purposes of reporting cash flow, include cash and amounts due from banks.

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

      Premises and Equipment. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful lives of the related assets. Useful lives are estimated to be twenty to forty years for premises and three to ten years for equipment. Maintenance and repairs are charged to income as incurred while major improvements and replacements are capitalized.

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

      Earnings Per Share. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128). This statement supersedes APB 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to fully diluted EPS required under APB 15 for entities with complex capital structures. The adoption of FAS128 did not have a material impact on the Company. All previous periods have been restated to reflect the adoption of FAS128. Earnings per share have been adjusted to give retroactive recognition to stock dividends.

      Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), is calculated as follows (in thousands, except per share amounts):

                                                                              Years Ended December 31,
                                                                           ----------------------------
                                                                             1998      1997       1996
                                                                           ------     ------     ------
Basic net earnings per share
Net income ...........................................................     $5,351     $5,006     $4,205
Weighted average shares outstanding ..................................      3,529      3,564      3,580
                                                                           ------     ------     ------
                                                                           $ 1.52     $ 1.40     $ 1.17
                                                                           ======     ======     ======
Diluted net earnings per share
Net income ...........................................................     $5,351     $5,006     $4,205
Weighted average shares outstanding plus
   assumed conversions ...............................................      3,664      3,673      3,672
                                                                           ------     ------     ------
                                                                           $ 1.46     $ 1.36     $ 1.15
                                                                           ======     ======     ======
Calculation of weighted average shares outstanding plus
   assumed conversions
Weighted average shares outstanding ..................................      3,529      3,564      3,580
Effect of dilutive securities options ................................        135        109         92
                                                                           ------     ------     ------
                                                                            3,664      3,673      3,672
                                                                           ======     ======     ======

      Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS130). This statement, which the Company adopted January 1, 1998, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      The components of comprehensive income are as follows:

                                                                            Year Ended December 31, 1998
                                                               ----------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount         or Benefit          Amount
                                                               ----------------   --------------   ----------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period.......  $         6,405   $       (2,177)  $         4,228
          Less:  reclassification adjustment for gains
             realized in net income...........................           (1,260)             428              (832)
                                                                ---------------   --------------   ---------------
          Net unrealized gains................................            5,145           (1,749)            3,396
      Minimum pension liability adjustment....................              (76)              26               (50)
                                                                ---------------   --------------   ---------------

      Other comprehensive income..............................  $         5,069   $       (1,723)  $         3,346
                                                                ===============   ==============   ===============

                                                                            Year Ended December 31, 1997
                                                               ----------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount         or Benefit          Amount
                                                               ----------------   --------------   ----------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period.......  $           907   $         (308)  $           599
          Less:  reclassification adjustment for gains
             realized in net income...........................             (233)              79              (154)
                                                                ---------------   --------------   ---------------
          Net unrealized gains................................              674             (229)              445
      Minimum pension liability adjustment....................              (52)              17               (35)
                                                                ---------------   --------------   ---------------

      Other comprehensive income..............................  $           622   $         (212)  $           410
                                                                ===============   ==============   ===============


                                                                            Year Ended December 31, 1996
                                                               ----------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount         or Benefit          Amount
                                                               ----------------   --------------   ----------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period.......  $           600   $         (204)  $           396
          Less:  reclassification adjustment for gains
             realized in net income...........................             (132)              45               (87)
                                                                ---------------   --------------   ---------------
          Net unrealized gains................................              468             (159)              309
      Minimum pension liability adjustment....................               44              (15)               29
                                                                ---------------   --------------   ---------------

      Other comprehensive income..............................  $           512   $         (174)  $           338
                                                                ===============   ==============   ===============


      Stock Options. The Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 1996, 1997 and 1998.

      Recent Accounting Pronouncements. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS133 will not have a significant effect on the Company's results of operations or its financial position.

      General. Certain prior period amounts have been reclassified to conform to current year presentation.

  2.  CASH AND DUE FROM BANKS

  The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $1,223,000 and $2,816,000 as of December 31, 1998 and 1997, respectively.

  3.  INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

  The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 1998 and 1997 were (in thousands):

                                                                    AVAILABLE FOR SALE
                                           -------------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                  December 31,                Amortized          Unrealized        Unrealized           Market
                      1998                       Cost               Gains            Losses              Value
                      ----                 ----------------   -----------------  ----------------   ----------------

  U.S. Treasury ........................   $         19,137   $              64  $              3   $         19,198
  U.S. Government Agencies..............             21,402                  16                41             21,377
  Mortgage-backed Securities:
    Direct Govt. Agency Issues..........            227,804               2,342               439            229,707
    Other Private Issues................            102,577               1,261               351            103,487
  State and Political Subdivisions......             86,055               4,591               113             90,533
  Other Stocks and Bonds................             15,484                  26                               15,510
                                           ----------------   -----------------  ----------------   ----------------
    Total ..............................   $        472,459   $           8,300  $            947   $        479,812
                                           ================   =================  ================   ================


                                                                       HELD TO MATURITY
                                           -------------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                  December 31,                Amortized          Unrealized        Unrealized           Market
                      1998                       Cost               Gains            Losses              Value
                      ----                 ----------------   -----------------  ----------------   ----------------
  U.S. Government Agencies..............   $            347   $                  $                  $            347
  Mortgage-backed Securities:
    Direct Govt. Agency Issues..........              7,810                  79                79              7,810
                                           ----------------   -----------------  ----------------   ----------------
    Total ..............................   $          8,157   $              79  $             79   $          8,157
                                           ================   =================  ================   ================



                                                                    AVAILABLE FOR SALE
                                           -------------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                  December 31,                Amortized          Unrealized        Unrealized           Market
                      1997                       Cost               Gains            Losses              Value
                      ----                 ----------------   -----------------  ----------------   ----------------
  U.S. Treasury ........................   $         19,958   $               6  $              8   $         19,956
  U.S. Government Agencies..............                629                   2                                  631
  Mortgage-backed Securities:
    Direct Govt. Agency Issues..........             93,829                 339               187             93,981
    Other Private Issues................             33,333                 439                 2             33,770
  State and Political Subdivisions......             45,938               1,728                 8             47,658
  Other Stocks and Bonds................              6,041                   3                                6,044
                                           ----------------   -----------------  ----------------   ----------------
    Total ..............................   $        199,728   $           2,517  $            205   $        202,040
                                           ================   =================  ================   ================



                                                                       HELD TO MATURITY
                                           -------------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                  December 31,                Amortized          Unrealized        Unrealized           Market
                      1997                       Cost               Gains            Losses              Value
                      ----                 ----------------   -----------------  ----------------   ----------------
  U.S. Government Agencies..............   $            804   $                  $              5   $            799
  Mortgage-backed Securities:
    Direct Govt. Agency Issues..........             13,662                 129               103             13,688
                                           ----------------   -----------------  ----------------   ----------------
    Total ..............................   $         14,466   $             129  $            108   $         14,487
                                           ================   =================  ================   ================

  Interest income recognized on securities for the years presented (in thousands):

                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                               1998          1997          1996
                                                                          -------------  ------------- -------------
  U.S. Treasury.......................................................... $         562  $         461 $         397
  U.S. Government Agencies...............................................           614            578           858
  Mortgage-backed Securities.............................................        12,116          7,729         6,756
  State and Political Subdivisions.......................................         3,548          2,067         2,000
  Other Stocks and Bonds.................................................           589            322           238
                                                                          -------------  ------------- -------------

  Total interest income on securities.................................... $      17,429  $      11,157 $      10,249
                                                                          =============  ============= =============

  In October 1995, the Financial Accounting Standards Board issued an implementation guide to FAS115 which allowed entities to reclassify their securities among the three categories provided in FAS115. There were no securities transferred from AFS to HTM or sales from the HTM portfolio during the year ended December 31, 1998, 1997 or 1996.

  Of the $1,260,000 in net securities gains on sales from the AFS portfolio in 1998, there were $1,321,000 in realized gains and $61,000 in realized losses. Of the $233,000 in net securities gains on sales from the AFS portfolio in 1997, there were $376,000 in realized gains and $143,000 in realized losses. The $132,000 in net securities gains on sales from the AFS portfolio in 1996 were comprised of $199,000 in realized gains and $67,000 in realized losses.

  The scheduled maturities of AFS and HTM securities as of December 31, 1998 are presented below. Mortgage-backed securities are presented in total by category.

                                                                                       Amortized        Aggregate
                                                                                          Cost          Fair Value
                                                                                     --------------- ---------------
                                                                                            (in thousands)
Held to maturity securities:
   Due in one year or less.......................................................... $           347 $           347

Mortgage-backed securities..........................................................           7,810           7,810
                                                                                     --------------- ---------------
      Total......................................................................... $         8,157 $         8,157
                                                                                     =============== ===============

Available for sale securities:
   Due in one year or less.......................................................... $        34,441 $        34,507
   Due after one year through five years............................................          11,522          11,676
   Due after five years through ten years...........................................          22,736          23,464
   Due after ten years..............................................................          73,379          76,971
                                                                                     --------------- ---------------

                                                                                             142,078         146,618
Mortgage-backed securities..........................................................         330,381         333,194
                                                                                     --------------- ---------------
      Total......................................................................... $       472,459 $       479,812
                                                                                     =============== ===============

Investment securities with book values of $306,409,000 and $32,844,000 were pledged as of December 31, 1998 and 1997, respectively, to collateralize advances, public and trust deposits or for other purposes as required by law.

4.  LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

                                                                             December 31,           December 31,
                                                                                 1998                   1997
                                                                           -----------------     ------------------
Real Estate Loans:
    Construction........................................................   $          10,509     $          10,299
    1-4 family residential..............................................              93,215                76,243
    Other...............................................................              68,140                55,802
Commercial loans........................................................              68,117                62,161
Loans to individuals....................................................              84,059                96,432
                                                                           -----------------     ------------------
Total loans.............................................................             324,040               300,937
    Less:  Unearned income..............................................               4,317                 4,902
             Reserve for loan losses....................................               3,564                 3,370
                                                                           -----------------     ------------------
Net loans...............................................................   $         316,159     $         292,665
                                                                           =================     ==================

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                             1998          1997          1996
                                                                        ------------   ------------  ------------
Balance at beginning of year........................................... $      3,370   $      3,249  $      3,317
    Provision for loan losses..........................................        1,215          1,005           500
       Loans charged off...............................................       (1,349)        (1,229)         (838)
       Recoveries of loans charged off.................................          328            345           270
                                                                        ------------   ------------  ------------
Balance at end of year................................................. $      3,564   $      3,370  $      3,249
                                                                        ============   ============  ============

Nonaccrual loans at December 31, 1998 and 1997 were $432,000 and $1,344,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 1998 and 1997 were $473,000 and $435,000, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                        Valuation     Carrying
                                                                            Total       Allowance       Value
                                                                        ------------   ------------  ------------
Real Estate Loans...................................................... $          2   $             $          2
Commercial Loans.......................................................          167             32           135
Loans to Individuals...................................................          263             49           214
                                                                        ------------   ------------  ------------

Balance at December 31, 1998........................................... $        432   $         81  $        351
                                                                        ============   ============  ============


                                                                                        Valuation     Carrying
                                                                            Total       Allowance       Value
                                                                        ------------   ------------  ------------

Real Estate Loans...................................................... $        108   $         27  $         81
Commercial Loans.......................................................        1,059            185           874
Loans to Individuals...................................................          177             12           165
                                                                        ------------   ------------  ------------

Balance at December 31, 1997........................................... $      1,344   $        224  $      1,120
                                                                        ============   ============  ============

For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $665,000 and $1,450,000, respectively. During the year ended December 31, 1998, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $94,000, $110,000 and $97,000 for the years ended December 31, 1998, 1997 and
1996, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $113,000, $336,000 and $216,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.  BANK PREMISES AND EQUIPMENT

                                                                                 December 31,         December 31,
                                                                                     1998                 1997
                                                                             ----------------     -----------------
                                                                                          (in thousands)
Bank premises.............................................................   $          20,675    $          18,713
Furniture and equipment...................................................              10,435                9,559
                                                                             -----------------    -----------------
                                                                                        31,110               28,272
Less accumulated depreciation.............................................              11,944               10,645
                                                                             -----------------    -----------------
         Total............................................................   $          19,166    $          17,627
                                                                             =================    =================

Depreciation expense was $1,397,000, $1,215,000 and $1,025,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Rent expense was $198,000, $159,000 and $87,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):


                            1999             $            319
                            2000                          257
                            2001                          227
                            2002                          137
                            2003                           97
                            Thereafter                      0
                                             ----------------
                                             $          1,037
                                             ================

6.  OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned for the periods presented (in thousands):

                                                                                    Years Ended December 31,
                                                                             ------------------------------------
                                                                                    1998              1997
                                                                             -----------------   ----------------
Balance at beginning of year...............................................  $             672   $            946
    Disposition of OREO....................................................                (14)              (274)
                                                                             -----------------   ----------------
Balance at end of year.....................................................  $             658   $            672
                                                                             =================   ================

For the years ended December 31, 1998, 1997 and 1996, income from OREO properties exceeded the provision and other expenses by $28,000, $23,000 and $35,000, respectively.

7.  INTEREST BEARING DEPOSITS

                                                                              December 31,         December 31,
                                                                                  1998                 1997
                                                                           ------------------    ------------------
                                                                                         (in thousands)
Savings deposits.........................................................  $           17,649    $           16,155
Money Market demand deposits.............................................              60,264                57,493
NOW demand deposits......................................................              70,676                64,368
Certificates and other time deposits
  of $100,000 or more....................................................              90,836                77,059
Certificates and other time
  deposits under $100,000................................................             153,169               149,007
                                                                           ------------------    ------------------

         Total...........................................................  $          392,594    $          364,082
                                                                           ==================    ==================

For the years ended December 31, 1998, 1997 and 1996, interest expense on time certificates of deposit of $100,000 or more was $3,369,000, $2,922,000 and $2,518,000, respectively.

At December 31, 1998, the scheduled maturities of CDs are as follows (in thousands):


                            1999                    $           200,821
                            2000                                 25,832
                            2001                                  5,291
                            2002                                  7,369
                            2003 and thereafter                   4,692
                                                    -------------------
                                                    $           244,005
                                                    ===================

The aggregate amount of demand deposits that has been reclassified as loans was $.5 million for December 31, 1998 and 1997.

8.  SHORT-TERM BORROWINGS (dollars in thousands)

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.


                                                                                  Years Ended December 31,
                                                                        ---------------------------------------
                                                                           1998           1997         1996
                                                                        ----------    -----------   -----------
Federal funds purchased
   Balance at end of period............................................ $    4,168    $     3,884    $    4,800
   Average amount outstanding during the period (1)....................      3,700          2,695         1,367
   Maximum amount outstanding during the period........................     25,364         12,384         7,700
   Weighted average interest rate during the period (2)................       5.7%           5.7%          5.1%
   Interest rate at end of period......................................       5.1%           7.8%          6.9%

Securities sold under agreements to repurchase
   Balance at end of period............................................ $             $              $
   Average amount outstanding during the period (1)....................         59          3,649           191
   Maximum amount outstanding during the period........................      7,150         13,027         1,980
   Weighted average interest rate during the period (2)................       5.6%           5.2%          5.2%
   Interest rate at end of period......................................


Federal Home Loan Bank ("FHLB") Dallas Advances
   Balance at end of period............................................ $  118,000    $    29,000    $
   Average amount outstanding during the period (1)....................     61,734          6,798
   Maximum amount outstanding during the period........................    135,000         29,000
   Weighted average interest rate during the period (2)................       5.3%           5.5%
   Interest rate at end of period......................................       5.0%           4.9%


Treasury tax and loan funds
   Balance at end of period............................................ $    1,523    $     1,647    $    2,035
   Average amount outstanding during the period (1)....................      1,293          1,080         1,113
   Maximum amount outstanding during the period........................      3,154          2,850         2,731
   Weighted average interest rate during the period (2)................       4.2%           5.2%          4.6%
   Interest rate at end of period......................................       4.1%           5.3%          5.2%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.

The Company has two lines of credit for the purchase of federal funds. A $15.0 million and $10.0 million unsecured line of credit has been established with Nationsbank and Texas Independent Bank, respectively.

9.  LONG TERM OBLIGATIONS (dollars in thousands)

                                                                             Years Ended December 31,
                                                                         --------------------------------
                                                                            1998        1997       1996
                                                                         ---------    --------   --------
FHLB Dallas Advances
   Balance at end of period............................................  $ 156,027    $ 28,547   $  9,096
   Average amount outstanding during the period (1)....................     84,836      12,151     12,010
   Maximum amount outstanding during the period........................    156,238      28,547     13,686
   Weighted average interest rate during the period (2)................       5.5%        5.9%       5.6%
   Interest rate at end of period......................................       5.3%        6.0%       5.8%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.


FHLB Dallas Long-term advances based on scheduled repayments at December 31 are:

                                             Under           Due            Due          Over            1998
                                            1 Year        1-5 Years     6-10 Years      10 Years         Total
                                        -------------  --------------  -------------  -------------  ------------
Fixed rate............................  $       1,201  $       96,636  $      57,723  $         467  $     156,027
                                        -------------  --------------  -------------  -------------  -------------
   Total Long-term Obligations........  $       1,201  $       96,636  $      57,723  $         467  $     156,027
                                        =============  ==============  =============  =============  =============

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

On May 18, 1998, the Company through the Trust Issuer sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

10.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $3.4 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $147,000, $43,000 and $96,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $802,000, $792,000 and $760,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There were four retirees participating in the health insurance plan as of December 31, 1998. There was one retiree participating in the health insurance plan as of December 31, 1997.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. There were no contributions to the plan for the year ended December 31, 1998 and 1997. Contributions to the plan for the year ended December 31, 1996 was $75,000. At December 31, 1997 and 1998, 93,286 and 98,544 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

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

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participants date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 62,992 shares of Southside Bancshares, Inc. stock purchased at fair market value as of December 31, 1998 and 1997. The number of shares have been adjusted as a result of stock dividends.


                                                    December 31,        December 31,
    Change in Benefit Obligation                        1998                 1997
                                                   --------------      --------------
                                                                (in thousands)
Benefit obligation at end of prior year            $       11,853      $       10,086
Service cost .................................                578                 510
Interest cost ................................                856                 778
Actuarial loss ...............................              1,107                 923
Benefits paid ................................               (468)               (444)
                                                   --------------      --------------
   Benefit obligation at end of year .........     $       13,926      $       11,853
                                                   ==============      ==============



                                                    December 31,       December 31,
                                                        1998               1997
    Change in Plan Assets                          --------------      --------------
                                                               (in thousands)
Fair value of plan assets at end of prior year     $       10,233      $        9,049
Actual return ................................              2,064               1,415
Employer contribution ........................                284                 213
Benefits paid ................................               (468)               (444)
                                                   --------------      --------------
   Fair value of plan assets at end of year ..     $       12,113      $       10,233
                                                   ==============      ==============



                                                    December 31,       December 31,
    Reconciliation of Funded Status                     1998               1997
                                                   -------------       --------------
                                                               (in thousands)
Funded status ................... ............     $       (1,813)     $       (1,620)
Unrecognized net loss ........... ............              1,076               1,143
Unrecognized net transition asset ............               (231)               (278)
                                                   --------------      --------------
   Accrued benefit cost ......... ............     $         (968)     $         (755)
                                                   ==============      ==============


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 6.75% and 4.50% and 7.25% and 4.50% at December 31, 1998 and 1997, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 1998 and 1997.

Net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 included the following components (in thousands):


                                                                   Years Ended December 31,
                                                   ------------------------------------------------------
                                                        1998                1997                1996
                                                   --------------      --------------      --------------
Service cost .................................     $          578      $          510      $          547
Interest cost ................................                856                 778                 691
Expected return on assets ....................               (900)               (806)               (620)
Transition asset recognition                                  (46)                (46)                (46)
Net loss recognition .........................                  9
                                                   --------------      --------------      --------------
Net periodic benefit cost.....................     $          497      $          436      $          572
                                                   ==============      ==============      ==============

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws. The expense for this plan for the years ended December 31, 1998, 1997 and 1996 was $34,000, $45,000 and $52,000, respectively.


                                                              December 31,         December 31,
    Change in Benefit Obligation                                  1998                 1997
                                                            ---------------      ---------------
                                                                        (in thousands)

Benefit obligation at end of prior year ...............     $           510      $           584
Interest cost .........................................                  29                   36
Actuarial gain ........................................                 (77)                 (48)
Benefits paid .........................................                 (57)                 (62)
                                                            ---------------      ---------------
   Benefit obligation at end of year ..................     $           405      $           510
                                                            ===============      ===============



                                                              December 31,         December 31,
    Change in Plan Assets                                         1998                 1997
                                                            ---------------      ---------------
                                                                        (in thousands)

Fair value of plan assets at end of prior year ........     $                    $
Employer contribution .................................                  57                   62
Benefits paid .........................................                 (57)                 (62)
                                                            ---------------      ---------------
   Fair value of plan assets at end of year ...........     $             0      $             0
                                                            ===============      ===============



                                                              December 31,        December 31,
    Reconciliation of Funded Status                               1998                 1997
                                                            ---------------      ---------------
                                                                        (in thousands)

Funded status .........................................     $          (405)     $          (510)
Unrecognized net loss .................................                  53                  130
Unrecognized net transition obligation ................                  24                   26
                                                            ---------------      ---------------
Accrued benefit cost ..................................                (328)                (354)
Additional minimum liability ..........................                 (77)                (156)
                                                            ---------------      ---------------
Accrued benefit liability .............................                (405)                (510)
Intangible asset ......................................                  24                   26
Accumulated other comprehensive income ................                  53                  130
                                                            ---------------      ---------------
Net amount recognized .................................     $          (328)     $          (354)
                                                            ===============      ===============


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 6.75% and 4.50% and 7.25% and 4.50% at December 31, 1998 and 1997, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 1998 and 1997.

Net periodic postretirement benefit cost for the years ended December 31, 1998, 1997 and 1996 includes the following components (in thousands):


                                                                             Years Ended December 31,
                                                            -------------------------------------------------------
                                                                  1998                1997                1996
                                                            ---------------     ---------------     ---------------
Service cost ..........................................     $                   $                   $             1
Interest cost .........................................                  28                  37                  38
Transition obligation recognition .....................                   3                   3                   3
Net loss recognition ..................................                                       3                  10
                                                            ---------------     ---------------     ---------------
Net periodic benefit cost .............................     $            31     $            43     $            52
                                                            ===============     ===============     ===============

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FAS123), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of FAS123 is optional and the Company has decided not to elect these provisions of FAS123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS123 in 1995 are required by FAS123 and are presented below.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. The Company granted incentive stock options in 1996, 1997 and 1998. The stock options granted in 1996, 1997 and 1998 have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1996, 1997 and 1998.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:


                                                                 INCENTIVE STOCK OPTIONS
                                   -------------------------------------------------------------------------------------
                                               1998                        1997                         1996
                                   -------------------------     -------------------------     -------------------------
                                   # SHARES OF     WEIGHTED      # SHARES OF    WEIGHTED       # SHARES OF     WEIGHTED
                                    UNDERLYING      AVERAGE       UNDERLYING     AVERAGE         UNDERLYING    AVERAGE
                                     OPTIONS       EXERCISE        OPTIONS      EXERCISE          OPTIONS      EXERCISE
                                                    PRICES                       PRICES                         PRICES
                                      -------     ----------     ----------     ----------     ----------     ----------
Outstanding at beginning
of the year                           244,967     $    13.74        185,667     $    11.85        129,750     $     9.73
Granted                                74,100     $    18.25         72,000     $    17.75         70,000     $    15.00
Exercised                              11,733     $     8.00         11,700     $     8.00         14,083     $     8.00
Forfeited                               1,000     $    17.75          1,000     $    17.75              0            N/A
Expired                                     0            N/A              0            N/A              0            N/A
Outstanding at end of year            306,334     $    15.04        244,967     $    13.74        185,667     $    11.85
Exercisable at end of year            111,834     $    12.17         69,617     $    10.69         41,367     $     9.08
Weighted-average FV of options
granted during the year               $  5.45                    $     5.46                    $    4.05


The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.59%, 2.25%, and 2.67%; risk-free interest rates of 4.62%, 6.52%, and 5.41%; the expected lives of 6 years; the expected volatility is 27.13%.

The following table summarizes information about stock options outstanding at December 31, 1998:


                                          Options Outstanding                        Options Exercisable
                           -------------------------------------------------     ------------------------------
                              NUMBER        WEIGHTED AVG.                           NUMBER
         RANGE OF           OUTSTANDING       REMAINING        WEIGHTED AVG       EXERCISABLE     WEIGHTED AVG.
      EXERCISE PRICES       AT 12/31/98      CONTR. LIFE      EXERCISE PRICE      AT 12/31/98    EXERCISE PRICE
     $  8.00 to $12.00         92,234           5.70              $10.43             69,834          $  9.92
     $ 12.01 to $18.25        214,100           6.20              $17.02             42,000          $ 15.92
     ----------------         -------           ----              ------           --------          -------
     $  8.00 to $18.25        306,334           6.00              $15.04            111,834          $ 12.17


Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with FAS123, the Company's net income and net income per common share for 1996, 1997, and 1998 would approximate the pro forma amounts below (in thousands, net of taxes):


                              As           Pro            As           Pro            As           Pro
                           Reported       Forma        Reported       Forma        Reported       Forma
                           12/31/98      12/31/98      12/31/97      12/31/97      12/31/96      12/31/96
                           ---------     ---------     ---------     ---------     ---------     ---------


FAS123 Charge ........     $             $     150     $             $     101     $             $      68

Net Income ..........      $   5,351     $   5,201     $   5,006     $   4,905     $   4,205     $   4,137

Net Income per Common
   Share-Basic .......     $    1.52     $    1.47     $    1.40     $    1.38     $    1.17     $    1.16

Net Income per Common
   Share-Diluted .....     $    1.46     $    1.42     $    1.36     $    1.34     $    1.15     $    1.13


The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts. FAS123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plan.

11.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $.40 per share for the years ended December 31, 1998, 1997 and 1996. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year. Retained earnings not available for the payment of dividends at December 31, 1998 was $11,391,000.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                  For Capital                Prompt Corrective
                                                          Actual                Adequacy Purposes             Action Provisions
                                                  --------------------       -----------------------       --------------------
                                                  Amount        Ratio         Amount           Ratio        Amount       Ratio
                                                  -------       ------       ---------        -------      ---------    -------
As of December 31, 1998:

Total Capital
   (to Risk Weighted Assets) ................     $63,962       14.86%       >=$34,435         >=8.0%      >=$43,044    >=10.0%
Tier 1 Capital
   (to Risk Weighted Assets) ................     $54,280       12.61%       >=$17,218         >=4.0%      >=$25,827    >= 6.0%
Tier 1 Capital
   (to Average Assets) (1) ..................     $54,280        6.76%       >=$32,108         >=4.0%      >=$40,135    >= 5.0%
As of December 31, 1997:

Total Capital
   (to Risk Weighted Assets) ................     $41,965       12.89%       >=$26,038         >=8.0%      >=$32,547    >=10.0%
Tier 1 Capital
   (to Risk Weighted Assets) ................     $38,595       11.86%       >=$13,019         >=4.0%      >=$19,528    >= 6.0%
Tier 1 Capital
   (to Average Assets) (1) ..................     $38,595        7.25%       >=$21,283         >=4.0%      >=$26,604    >= 5.0%

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

The table below summarizes key equity ratios for the Company for the years ended December 31, 1998, 1997 and 1996.


                                                                                    Years Ended December 31,
                                                                               ----------------------------------
                                                                               1998          1997           1996
                                                                               -----         -----          -----
Percentage of Net Income to:
   Average Total Assets...............................................           .78%          .99%           .92%
   Average Shareholders' Equity.......................................         13.35%        13.57%         12.46%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic.........................         26.32%        28.57%         34.19%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted.......................         27.40%        29.41%         34.78%
Percentage of Average Shareholders'
   Equity to Average Total Assets.....................................          5.87%         7.31%          7.41%

12.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 1998, 15,427 shares were sold under this plan at an average price of $19.74 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 1998, 71,426 shares of treasury stock were purchased under this plan at a cost of $1,398,000.

13.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements consist of the following (in thousands):

                                                                                   Years Ended December 31,
                                                                        -----------------------------------------
                                                                             1998          1997           1996
                                                                        ------------   ------------  ------------

Current tax provision.................................................. $      1,496   $      1,914  $      1,648
Deferred tax benefit...................................................         (272)          (225)         (211)
                                                                        ------------   ------------  ------------
Provision for tax expense charged to operations........................ $      1,224   $      1,689  $      1,437
                                                                        ============   ============  ============

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):

                                                    Years Ended December 31,
                                                  ----------------------------
                                                   1998       1997       1996
                                                  -----      -----      -----
Provision for loan losses ...................     $(204)     $(323)     $(170)
Provision for OREO losses ...................                   83
Depreciation ................................        (6)        29         57
Retirement and other benefit plans ..........      (211)       (60)      (123)
FHLB Dallas Stock dividends .................       149         40         37
Loan origination costs ......................                   11          2
Other .......................................                   (5)       (14)
                                                  -----      -----      -----
Deferred tax benefit ........................     $(272)     $(225)     $(211)
                                                  =====      =====      =====

The components of the net deferred tax asset (liability) as of December 31, 1998 and 1997 are summarized below (in thousands):

                                                             Assets   Liabilities
                                                            -------   -----------
Allowance for Losses on OREO ............................   $   308   $
Reserve for Loan Losses .................................       729
Retirement and Other Benefit Plans ......................       868
Unrealized gains on securities available for sale .......                (2,474)
Loan Origination Costs ..................................                  (148)
Premises and Equipment ..................................                  (187)
FHLB Dallas Stock Dividends .............................                  (294)
Other ...................................................                    14
                                                            -------   ---------
   Gross deferred tax assets (liabilities) ..............     1,905      (3,089)
                                                            -------   ---------
      Net deferred tax liability at December 31, 1998 ...             $  (1,184)
                                                                      =========

                                                             Assets   Liabilities
                                                            -------   -----------

Allowance for Losses on OREO.............................   $   318   $
Reserve for Loan Losses..................................       737
Retirement and Other Benefit Plans.......................       684
Unrealized gains on securities available for sale........                  (725)
Loan Origination Costs...................................                  (154)
Premises and Equipment...................................                  (209)
FHLB Dallas Stock Dividends..............................                  (145)
Other....................................................                    (2)
                                                            -------   ---------
   Gross deferred tax assets (liabilities)...............     1,739      (1,235)
                                                            -------   ---------
      Net deferred tax asset at December 31, 1997........   $   504
                                                            =======

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):


                                                                 Years Ended December 31,
                                             ---------------------------------------------------------------------
                                                      1998                 1997                     1996
                                             -------------------    --------------------    ----------------------
                                                         Percent                 Percent                 Percent
                                                            of                     of                      of
                                                         Pre-tax                 Pre-tax                 Pre-tax
                                              Amount      Income     Amount       Income     Amount       Income
                                             -------     -------     -------     -------     -------     -------
Calculated Tax Expense ..................    $ 2,236        34.0%    $ 2,276        34.0%    $ 1,918        34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest .....................     (1,210)      (18.4%)      (706)      (10.5%)      (650)      (11.5%)

Other Net ...............................        198         3.0%        119         1.7%        169         3.0%
                                             -------     -------     -------     -------     -------     -------
Provision for Tax Expense Charged to
   Operations ...........................    $ 1,224        18.6%    $ 1,689        25.2%    $ 1,437        25.5%
                                             =======     =======     =======     =======     =======     =======

14.  COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. At December 31, 1998 and 1997, the Company had commitments to purchase $8,294,000 and $624,000 in securities, respectively.

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

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

The Company had outstanding unused commitments to extend credit and outstanding credit card arrangements of $29,810,000 and $28,313,000 at December 31, 1998 and 1997, respectively. The Company had outstanding standby letters of credit of $246,000 and $277,000 at December 31, 1998 and 1997, respectively.

The Company applies the same credit policies in making commitments and standby letters of credit as it does for on-balance-sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant, and equipment.

16.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 54.2% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The Mortgage-backed Securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

17.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 1998 and 1997 were (in thousands):

                                           1998        1997
                                        ---------   ---------
Beginning Balance of Loans...........   $   6,160   $   6,999
  Additional Loans...................       3,917       2,507
  Payments...........................      (3,649)     (3,346)
                                        ---------   ---------
Ending Balance of Loans..............   $   6,428   $   6,160
                                        =========   =========

Other indebtedness of officers and employees as of December 31, 1998 and 1997 was $2,656,000 and $2,478,000, respectively.

The Company incurred legal costs of $176,000, $148,000 and $141,000 during the years ended December 31, 1998, 1997 and 1996, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $49,000, $55,000 and $57,000 in insurance premiums during the years ended December 31, 1998, 1997 and 1996, respectively, to companies of which two outside directors are officers. The Company paid approximately $5,000, $50,000 and $106,000 in architectural fees during the years ended December 31, 1998, 1997 and 1996, respectively, to a company of which an outside director is an officer.

18.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company's financial instruments, are as follows:

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

     FHLB Dallas Advances: The fair value of these advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value. The Company's nonfinancial assets and liabilities are presented in both columns at their carrying amount (in thousands).

                                                  At December 31, 1998      At December 31, 1997
                                                 ----------------------    ----------------------
                                                 Carrying                  Carrying
                                                  Amount     Fair Value     Amount     Fair Value
                                                 --------    ----------    --------    ----------
Financial assets:
   Cash and due from banks .................     $ 41,372     $ 41,372     $ 36,593     $ 36,593
Investment securities:
     Available for sale ....................      132,447      132,447       71,031       71,031
     Held to maturity ......................          347          347          804          799
Mortgage-backed and related securities:
     Available for sale ....................      333,194      333,194      127,751      127,751
     Held to maturity ......................        7,810        7,810       13,662       13,688
Marketable equity securities:
     Available for sale ....................       14,171       14,171        3,258        3,258
Loans, net .................................      316,159      321,238      292,665      295,097
Interest receivable ........................        6,065        6,065        3,918        3,918

Financial liabilities:
   Retail deposits .........................     $515,034     $515,968     $462,674     $463,157
   Federal funds purchased .................        4,168        4,168        3,884        3,884
   FHLB Dallas advances ....................      274,027      261,240       57,547       54,753
   Junior subordinated debentures ..........       20,000       20,000

Off-balance sheet liabilities:
   Commitments to extend credit ............       24,643       24,643       24,036       24,036
   Standby letters of credit ...............          246          246          277          277
   Credit card arrangements ................        5,167        5,167        4,277        4,277

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

19.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share data)

                                                                     1998
                                                  -------------------------------------------
                                                  Fourth       Third      Second       First
                                                  Quarter     Quarter     Quarter     Quarter
                                                  -------     -------     -------     -------
Interest income .............................     $12,661     $11,325     $10,138     $ 9,553
Net interest income .........................       5,152       4,396       4,533       4,849
Income before provision for income taxes ....       2,031       1,653       1,330       1,561
Provision for income taxes ..................         425         248         176         375
Net income ..................................       1,606       1,405       1,154       1,186

Net income per share
    Basic ...................................         .46         .40         .32         .34
    Diluted .................................         .44         .38         .31         .33

                                                                     1997
                                                  -------------------------------------------
                                                  Fourth       Third      Second       First
                                                  Quarter     Quarter     Quarter     Quarter
                                                  -------     -------     -------     -------
Interest income .............................     $ 9,278     $ 8,898     $ 8,724     $ 8,267
Net interest income .........................       4,912       4,759       4,755       4,536
Income before provision for income taxes ....       1,889       1,827       1,504       1,475
Provision for income taxes ..................         465         478         375         371
Net income ..................................       1,424       1,349       1,129       1,104

Net income per share
    Basic ...................................         .40         .37         .32         .31
    Diluted .................................         .39         .36         .31         .30

20.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

                                                                December 31,  December 31,
                         ASSETS                                     1998           1997
                                                                ------------  ------------
Cash and due from banks.......................................   $   6,329       $    222
Investment in bank subsidiaries at equity in
   underlying net assets......................................      58,829         39,804
Investment in nonbank subsidiary at equity in
   underlying net assets......................................          15             15
Other assets..................................................       1,285              2
                                                                 ---------      ---------
        TOTAL ASSETS..........................................   $  66,458      $  40,043
                                                                 =========      =========
                         LIABILITIES

Junior subordinated debentures................................   $  20,000      $
Other liabilities.............................................          10             12
                                                                 ---------      ---------
        TOTAL LIABILITIES.....................................      20,010             12
                                                                 ---------      ---------
                         SHAREHOLDERS' EQUITY

Common stock ($2.50 par, 6,000,000 shares authorized:
   3,685,775 and 3,496,269 and  shares issued)................       9,214          8,740
Paid-in capital...............................................      24,198         21,290
Retained earnings.............................................      11,391         10,414
Treasury stock (182,176 and 116,750 shares)...................      (3,158)        (1,820)
Net unrealized gains on securities available for sale ........       4,803          1,407
                                                                 ---------      ---------
        TOTAL SHAREHOLDERS' EQUITY............................      46,448         40,031
                                                                 ---------      ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............    $ 66,458      $  40,043
                                                                  ========      =========

CONDENSED STATEMENTS OF INCOME                                         Years Ended December 31,
                                                                   -------------------------------
                                                                     1998       1997         1996
                                                                   -------     -------     -------
INCOME

Dividends from subsidiary .......................................  $   586     $ 2,066     $ 1,458
                                                                   -------     -------     -------
     TOTAL INCOME ...............................................      586       2,066       1,458
                                                                   -------     -------     -------
EXPENSE

Interest expense ................................................    1,048
Salaries and employee benefits ..................................                               75
Taxes other than income .........................................       27          41          40
Other ...........................................................      171          70          43
                                                                   -------     -------     -------
     TOTAL EXPENSE ..............................................    1,246         111         158
                                                                   -------     -------     -------

(Loss) income before federal income tax expense .................     (660)      1,955       1,300
Benefit for federal income tax expense ..........................      424          37          54
                                                                   -------     -------     -------
(Loss) income before equity in undistributed
   earnings of subsidiaries .....................................     (236)      1,992       1,354
Equity in undistributed earnings of subsidiaries ................    5,587       3,014       2,851
                                                                   -------     -------     -------
     NET INCOME .................................................  $ 5,351     $ 5,006    $  4,205
                                                                   =======     =======     =======



CONDENSED STATEMENTS OF CASH FLOW                                      Years Ended December 31,
                                                                   -------------------------------
                                                                     1998       1997         1996
                                                                   -------     -------     -------
OPERATING ACTIVITIES:
  Net Income.....................................................  $ 5,351     $ 5,006     $ 4,205
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries............    (5,587)     (3,014)     (2,851)
    (Increase) decrease in other assets.........................    (1,283)                      7
    Decrease in other liabilities...............................        (2)        (40)         (3)
                                                                   -------     -------     -------
         Net cash (used in) provided by operating activities....    (1,521)      1,952       1,358

INVESTING ACTIVITIES:
  Investments in subsidiaries...................................   (10,000)        (10)
                                                                   -------     -------     -------
         Net cash used in investing activities..................   (10,000)        (10)

FINANCING ACTIVITIES:
  Purchase of treasury stock....................................    (1,398)     (1,154)       (425)
  Proceeds from sale of treasury stock..........................        38          77          97
  Proceeds from issuance of Common Stock........................       347         326         308
  Dividends paid................................................    (1,359)     (1,316)     (1,258)
  Proceeds from the issuance of junior
    subordinated debentures.....................................    20,000
                                                                   -------     -------     -------
         Net cash provided by (used in) financing activities....    17,628      (2,067)     (1,278)

  Net increase (decrease) in cash and cash equivalents..........     6,107        (125)         80
  Cash and cash equivalents at beginning of year................       222         347         267
                                                                   -------     -------     -------
  Cash and cash equivalents at end of year......................   $ 6,329     $   222     $   347
                                                                   =======     =======     =======

                               INDEX TO EXHIBITS

                     Exhibit
                        No.
                     --------
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
                                     Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein).

              **     10 (a)(i)   -   Deferred Compensation Plan for B. G. Hartley effective February 13,
                                     1984, as amended June 28, 1990 and December 15, 1994 (filed as Exhibit
                                     10(a)(i) to the Registrant's Form 10-K for the year ended December 31,
                                     1994, and incorporated herein).

              **     10 (a)(ii)  -   Deferred Compensation Plan for Robbie N. Edmonson effective
                                     February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended
                                     December 31, 1995, and incorporated herein).

              **     10 (b)      -   Officers Long-term Disability Income Plan effective June 25, 1990
                                     (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein).

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

              **     10 (e)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Titus Jones and Andy Wall as


                                     amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant's
                                     Form 10-K for the year ended December 31, 1995, and incorporated herein).

              **     10 (f)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with
                                     Lonny Uzzell.

               *       21        -   Subsidiaries of the Registrant.

               *       23        -   Consent of Independent Accountants.

               *       27        -   Financial Data Schedule for the year ended December 31, 1998.


               *       Filed herewith.

              ** Compensation plan, benefit plan or employment contract or arrangement.