Form 10-Q
period 1999-03-31
SOUTHSIDE BANCSHARES INC
filed 1999-05-12
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ------------------------------------------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 to
                                                          ---------------
      ------------

                      Commission file number        0-12247
                                             ---------------------

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           TEXAS                                                 75-1848732
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     1201 S. Beckham, Tyler, Texas                                 75701
---------------------------------------                     -------------------
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

     The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,693,642 shares of Common Stock, par value $2.50, outstanding at May 3, 1999.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                         March 31,       December 31,
                              ASSETS                                       1999              1998
                                                                        ----------       ------------
Cash and due from banks .........................................       $   29,117        $   41,372
Federal funds sold ..............................................            2,000
                                                                        ----------        ----------
   Cash and cash equivalents ....................................           31,117            41,372
Investment securities:
   Available for sale ...........................................          148,006           132,447
   Held to maturity .............................................                                347
                                                                        ----------        ----------
     Total Investment securities ................................          148,006           132,794
Mortgage-backed and related securities:
   Available for sale ...........................................          373,382           333,194
   Held to maturity .............................................            6,949             7,810
                                                                        ----------        ----------
     Total Mortgage-backed securities ...........................          380,331           341,004
Marketable equity securities:
   Available for sale ...........................................           16,736            14,171
Loans:
   Loans, net of unearned discount ..............................          322,246           319,723
   Less:  Reserve for loan losses ...............................           (3,829)           (3,564)
                                                                        ----------        ----------
     Net Loans ..................................................          318,417           316,159
Premises and equipment, net .....................................           19,212            19,166
Other real estate owned, net ....................................              132               195
Interest receivable .............................................            5,535             6,065
Deferred tax asset ..............................................              417
Other assets ....................................................            5,770             5,403
                                                                        ----------        ----------

     TOTAL ASSETS ...............................................       $  925,673        $  876,329
                                                                        ==========        ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing ..........................................       $  118,443        $  122,440
   Interest bearing .............................................          388,491           392,594
                                                                        ----------        ----------
     Total Deposits .............................................          506,934           515,034
Short-term obligations:
   Federal funds purchased ......................................            2,245             4,168
   FHLB Dallas advances .........................................          145,000           118,000
   Other obligations ............................................            4,259             1,523
                                                                        ----------        ----------
      Total Short-term obligations ..............................          151,504           123,691
Long-term obligations:
   FHLB Dallas advances .........................................          183,716           156,027
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ...............................           20,000            20,000
                                                                        ----------        ----------
      Total Long-term obligations ...............................          203,716           176,027
Deferred tax liability ..........................................                              1,184
Other liabilities ...............................................           19,405            13,980
                                                                        ----------        ----------
     TOTAL LIABILITIES ..........................................          881,559           829,916
                                                                        ----------        ----------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
      3,689,606 and 3,685,775 shares issued and outstanding) ....            9,224             9,214
   Paid-in capital ..............................................           24,229            24,198
   Retained earnings ............................................           12,648            11,391
   Treasury stock (216,787 and 182,176 shares at cost) ..........           (3,795)           (3,158)
   Accumulated other comprehensive income .......................            1,808             4,768
                                                                        ----------        ----------
      TOTAL SHAREHOLDERS' EQUITY ................................           44,114            46,413
                                                                        ----------        ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................       $  925,673        $  876,329
                                                                        ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Interest income
   Loans ...................................................       $  6,659       $  6,266
   Investment securities ...................................          1,869            945
   Mortgage-backed and related securities ..................          4,866          2,236
   Other interest earning assets ...........................            210            106
                                                                   --------       --------
       Total interest income ...............................         13,604          9,553

Interest expense
   Time and savings deposits ...............................          3,963          3,816
   Short-term obligations ..................................          1,586            272
   Long-term obligations ...................................          2,706            616
                                                                   --------       --------
       Total interest expense ..............................          8,255          4,704
                                                                   --------       --------

Net interest income ........................................          5,349          4,849
Provision for loan losses ..................................            325            300
                                                                   --------       --------

Net interest income after provision for loan losses ........          5,024          4,549
                                                                   --------       --------
Noninterest income
   Deposit services ........................................          1,449          1,198
   Gain on sale of securities available for sale ...........            230             86
   Other ...................................................            545            359
                                                                   --------       --------
       Total noninterest income ............................          2,224          1,643
                                                                   --------       --------

Noninterest expenses
   Salaries and employee benefits ..........................          3,195          2,837
   Net occupancy expenses ..................................            676            539
   Equipment expense .......................................            110            114
   Advertising, travel & entertainment .....................            274            271
   Supplies ................................................            126            100
   Postage .................................................             93             85
   Other ...................................................            846            685
                                                                   --------       --------
       Total noninterest expense ...........................          5,320          4,631
                                                                   --------       --------

Income before federal tax expense ..........................          1,928          1,561
Provision for tax expense ..................................            323            375
                                                                   --------       --------

Net Income .................................................       $  1,605       $  1,186
                                                                   ========       ========

Net Income Per Common Share
   Basic ...................................................       $    .46       $    .34
                                                                   ========       ========
   Diluted .................................................       $    .45       $    .33
                                                                   ========       ========


       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                        Accumulated
                                                                                                           Other       Total
                                                Compre-                                                   Compre-      Share-
                                                hensive      Common    Paid in    Retained   Treasury     hensive     holders'
                                                Income       Stock     Capital    Earnings     Stock      Income       Equity
                                               --------    --------   ---------   --------   ---------  -----------   --------
Balance at December 31, 1997................   $           $  8,740   $  21,290   $ 10,414   $ (1,820)   $  1,322     $ 39,946
Net Income..................................      1,186                              1,186                               1,186
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................        565                                                       565          565
                                               --------
Comprehensive income........................   $  1,751
                                               ========
Common stock issued (4,668 shares)..........                     12          71                                             83
Dividends paid .............................                                          (336)                               (336)
Purchase of 19,126 shares of
  Treasury stock............................                                                     (339)                    (339)
Sale of 4,000 shares of Treasury stock......                                           (15)        40                       25
FAS 109 - Incentive Stock Options...........                                 11                                             11
                                                           --------   ---------   --------   --------    --------     --------

Balance at March 31, 1998...................               $  8,752   $  21,372   $ 11,249   $ (2,119)   $  1,887     $ 41,141
                                                           ========   =========   ========   ========    ========     ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................   $    622
Less:  reclassification adjustment for
   gains included in net income.............        (57)
                                               --------
Net unrealized gains on securities..........   $    565
                                               ========

Balance at December 31, 1998................   $           $  9,214   $  24,198   $ 11,391   $ (3,158)   $  4,768     $ 46,413
Net Income..................................      1,605                              1,605                               1,605
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure)..............................     (2,960)                                                   (2,960)      (2,960)
                                               --------
Comprehensive loss..........................   $ (1,355)
                                               ========
Common stock issued (3,831 shares)..........                     10          17                                             27
Dividends declared on common stock..........                                          (348)                               (348)
Purchase of 34,611 shares of
  Treasury stock............................                                                     (637)                    (637)
FAS 109 - Incentive Stock Options...........                                 14                                             14
                                                           --------   ---------   --------  ---------    --------     --------

Balance at March 31, 1999...................               $  9,224   $  24,229   $ 12,648  $  (3,795)   $  1,808     $ 44,114
                                                           ========   =========   ========   ========    ========     ========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period...................................   $ (3,112)
Less:  reclassification adjustment for
   gains included in net income.............       (152)
                                               --------
Net unrealized losses on securities.........   $ (2,960)
                                               ========


        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    ------------------------
                                                                                      1999             1998
                                                                                    --------        --------
OPERATING ACTIVITIES:
 Net income .................................................................       $  1,605        $  1,186
 Adjustments to reconcile net cash provided by operations:
  Depreciation ..............................................................            357             323
  Amortization of premium ...................................................          1,565             822
  Accretion of discount and loan fee ........................................           (306)           (175)
  Provision for loan losses .................................................            325             300
  FAS 109 - incentive stock options .........................................             14              11
  Decrease in interest receivable ...........................................            530              87
  Increase in other receivables and prepaids ................................           (529)           (427)
  (Increase) decrease in deferred tax asset .................................            (77)            142
  Increase (decrease) in interest payable ...................................            119            (260)
  Gain on sale of assets ....................................................            (14)
  Gain on sale of other real estate owned ...................................             (1)            (26)
  Gain on sale of securities available for sale .............................           (230)            (86)
  Increase in other payables ................................................          7,694           6,036
                                                                                    --------        --------
    Net cash provided by operating activities ...............................         11,052           7,933

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ............         26,645          24,138
 Proceeds from sales of mortgage-backed securities available for sale .......          8,702
 Proceeds from maturities of investment securities available for sale .......          1,190           2,882
 Proceeds from maturities of mortgage-backed securities available for sale ..         27,770          13,249
 Proceeds from maturities of investment securities held to maturity .........            347             149
 Proceeds from maturities of mortgage-backed securities held to maturity ....            868           1,166
 Purchases of investment securities available for sale ......................        (45,381)        (27,688)
 Purchases of mortgage-backed securities available for sale .................        (80,193)        (24,140)
 Purchases of marketable equity securities available for sale ...............         (2,565)           (257)
 Net increase in loans ......................................................         (2,757)         (1,394)
 Purchases of premises and equipment ........................................           (403)           (151)
 Proceeds from sales of premises and equipment ..............................             14
 Proceeds from sales of other real estate owned .............................             64              70
 Proceeds from sales of repossessed assets ..................................            336             427
                                                                                    --------        --------
    Net cash used in investing activities ...................................        (65,363)        (11,549)


       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                 ------------------------
                                                                                   1999            1998
                                                                                 --------        --------
FINANCING ACTIVITIES:

 Net decrease in demand and savings accounts .............................       $ (1,150)       $   (223)
 Net (decrease) increase in certificates of deposit ......................         (6,950)          1,244
 Proceeds from the issuance of common stock ..............................             27              83
 Net decrease in federal funds purchased .................................         (1,923)         (2,746)
 Sale of treasury stock ..................................................                             25
 Purchase of treasury stock ..............................................           (637)           (339)
 Dividends paid ..........................................................                           (336)
 Net increase in FHLB Dallas advances ....................................         54,689           5,658
                                                                                 --------        --------
      Net cash provided by financing activities ..........................         44,056           3,366
                                                                                 --------        --------

Net decrease in cash and cash equivalents ................................        (10,255)           (250)
Cash and cash equivalents at beginning of period .........................         41,372          36,593
                                                                                 --------        --------
Cash and cash equivalents at end of period ...............................       $ 31,117        $ 36,343
                                                                                 ========        ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ...........................................................       $  8,137        $  4,964
 Income taxes paid .......................................................       $               $

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ....       $    174        $    600


  The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flow for the three month period ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

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

Earnings per share on a basic and diluted basis as required by FAS 128, "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ---------         ----------
Basic net earnings per share
  Net income ............................................       $  1,605         $  1,186
  Weighted average shares outstanding ...................          3,492            3,536
                                                                --------         --------
                                                                $    .46         $    .34
                                                                ========         ========

Diluted net earnings per share
  Net income ............................................       $  1,605         $  1,186
  Weighted average shares outstanding plus
     assumed conversions ................................          3,596            3,645
                                                                --------         --------
                                                                $    .45         $    .33
                                                                ========         ========

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding ...................          3,492            3,536
  Effect of dilutive securities options .................            104              109
                                                                --------         --------
                                                                   3,596            3,645
                                                                ========         ========

3. Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130). This statement, which the Company adopted January 1, 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The standard requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

   The components of accumulated comprehensive income are as follows:

                                                                  Three Months Ended March 31, 1999
                                                                --------------------------------------
                                                                Before-Tax   Tax (Expense)  Net-of-Tax
                                                                  Amount      or Benefit      Amount
                                                                 --------      --------      --------
Unrealized losses on securities:
   Unrealized holding losses arising during period .........     $ (4,715)     $  1,603      $ (3,112)
    Less:  reclassification adjustment for gains
       realized in net income ..............................         (230)           78          (152)
                                                                 --------      --------      --------
    Net unrealized losses ..................................       (4,485)        1,525        (2,960)
                                                                 --------      --------      --------

Other comprehensive loss ...................................     $ (4,485)     $  1,525      $ (2,960)
                                                                 ========      ========      ========


                                                                  Three Months Ended March 31, 1998
                                                                --------------------------------------
                                                                Before-Tax   Tax (Expense)  Net-of-Tax
                                                                  Amount      or Benefit      Amount
                                                                 --------      --------      --------
Unrealized gains on securities:
   Unrealized holding gains arising during period ..........     $    942      $   (320)    $    622
    Less:  reclassification adjustment for gains
       realized in net income ..............................          (86)           29          (57)
                                                                 --------      --------     --------
    Net unrealized gains ...................................          856          (291)         565
                                                                 --------      --------     --------

Other comprehensive income .................................     $    856      $   (291)    $    565
                                                                 ========      ========     ========

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 1999 compared to March 31, 1998.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 1999 compared to the same period in 1998. Net income for the three months ended March 31, 1999 was $1.6 million compared to $1.2 million for the same period in 1998.

Net Interest Income

Net interest income for the three months ended March 31, 1999 was $5.3 million, an increase of $.5 million or 10.3% for the quarter when compared to the same period in 1998. Average interest earning assets increased $304.3 million or 58.5%, while the net interest spread decreased from 3.1% at March 31, 1998 to 2.2% at March 31, 1999. Beginning in the second quarter of 1998, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. Also impacting net interest income was the significant increase beginning in the second quarter of 1998 of tax free municipal securities. These securities have lower coupons, but reduce federal income tax expense.

During the three months ended March 31, 1999, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $28.3 million or 9.6%, compared to the same period in 1998. The average yield on loans decreased slightly from 8.6% at March 31, 1998 to 8.4% at March 31, 1999, reflective of an overall decrease in rates.

Average Securities increased $267.0 million or 122.7% for the three months ended March 31, 1999 when compared to the same period in 1998. The overall yield on Average Securities decreased to 6.1% during the three months ended March 31, 1999 from 6.4% during the same period in 1998, primarily due to increased prepayment speeds on mortgage-backed securities which lead to increased amortization, combined with lower overall rates.

Interest income from federal funds and other interest earning assets increased $.1 million or 98.1% for the three months ended March 31, 1999 when compared to 1998 as a result of the average balance increase of 124.1%. The average yield decreased from 5.9% in 1998 to 5.2% at March 31, 1999 due to lower rates.

Total interest expense increased $3.6 million or 75.5% to $8.3 million during the three months ended March 31, 1999 as compared to $4.7 million during the same period in 1998. The increase was attributable to an increase in Average Interest Bearing Liabilities of $297.1 million or 71.5% and a slight increase in the average yield on interest bearing liabilities from 4.6% at March 31, 1998 to 4.7% at March 31, 1999. Average Interest Bearing Deposits increased $40.4 million or 11.5% while the average rate paid decreased slightly from 4.4% at March 31, 1998 to 4.1% at March 31, 1999. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $112.9 million or 580.4% as compared to the same period in 1998. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $123.8 million or 270.2% compared to $45.8 million at March 31, 1998. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans.

Average Long Term Junior Subordinated Debentures increased $20 million or 100% from March 31, 1998 to March 31, 1999 as a result of the issuance of the Preferred Securities.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                           SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                           -------------------------------------------------------------------
                                      AVERAGE                      AVERAGE     AVERAGE                     AVERAGE
                                       VOLUME      INTEREST         YIELD      VOLUME      INTEREST         YIELD
                                      ----------------------------------------------------------------------------
                                                                 (Dollars in thousands)
                                       Three Months Ended March 31, 1999      Three Months Ended March 31, 1998
                                      -----------------------------------    ------------------------------------

INTEREST EARNING
ASSETS:
 Loans                                $323,186     $  6,659          8.4%     $294,916     $  6,266          8.6%
 Investment Securities (1)(2)          142,052        2,364          6.7%       69,168        1,217          7.1%
 Mortgage-backed Securities(2)         342,509        4,866          5.8%      148,394        2,236          6.1%
 Other Interest Earning
   Assets                               16,362          210          5.2%        7,300          106          5.9%
                                      --------     --------                   --------     --------

TOTAL INTEREST EARNING
ASSETS                                $824,109     $ 14,099          6.9%     $519,778     $  9,825          7.7%
                                      ========     ========                   ========     ========


INTEREST BEARING LIABILITIES:
 Deposits                             $390,922     $  3,963          4.1%     $350,545     $  3,816          4.4%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                           11,500          138          4.9%        6,556           93          5.8%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas            120,878        1,448          4.9%       12,900          179          5.6%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas            169,645        2,281          5.5%       45,822          616          5.5%
 Long Term Junior
  Subordinated  Debentures              20,000          425          8.5%
                                      --------     --------                   --------     --------


TOTAL INTEREST BEARING
LIABILITIES                           $712,945     $  8,255          4.7%     $415,823     $  4,704          4.6%
                                      ========     ========          ---      ========     ========          ---

NET INTEREST SPREAD                                                  2.2%                                    3.1%
                                                                     ===                                     ===

(1) Interest income includes taxable-equivalent adjustments of $495 and $272 as of March 31, 1999 and 1998, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $2.2 million for the three months ended March 31, 1999 compared to $1.6 million for the same period in 1998. Deposit services income increased $.3 million or 21.0% for the three months ended March 31, 1999. Deposit services income increased as a direct result of the overdraft privilege program, increased numbers of deposit accounts and increased deposit activity from March 31, 1998 to March 31, 1999. Other noninterest income increased $.2 million or 51.8% for the three months ended March 31, 1999 primarily as a result of increases in mortgage servicing release fees income. Gains on sales of securities increased $.1 million for the three months ended March 31, 1999 compared to the same period in 1998. During the quarter, Southside sold longer term municipal securities and higher collateral mortgage-backed securities and replaced them primarily with lower collateral mortgage-backed securities in an effort to reduce the overall risk of prepayments. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at March 31, 1999 was $545.1 million with a net unrealized gain on that date of $2.9 million. The net unrealized gain is comprised of $4.9 million in unrealized gains and $2.0 million in unrealized losses.

Noninterest Expense

Noninterest expense was $5.3 million for the three months ended March 31, 1999, compared to $4.6 million for the same period of 1998, representing an increase of $.7 million or 14.9%.

Salaries and employee benefits increased $.4 million or 12.6% during the three months ended March 31, 1999 when compared to the same period in 1998. Direct salary expense and payroll taxes increased $.3 million as a result of personnel additions for the three months ended March 31, 1999 when compared to the same period in 1998. Retirement expense decreased $29,000 or 15.2% for the three months ended March 31, 1999 when compared to the same period in 1998. Health insurance expense increased $39,000 or 17.6% for the three months ended March 31, 1999 when compared to the same period in 1998.

Net occupancy expense increased $.1 million or 25.4% for the three months ended March 31, 1999 compared to the same period in 1998, largely due to higher real estate taxes, depreciation expense and the opening of three new branches in 1998.

Supplies increased $26,000 or 26% for the three months ended March 31, 1999 compared to the same period in 1998, primarily due to the opening of three new branches in 1998.

Other noninterest expense increased $.2 million or 23.5% for the three months ended March 31, 1999 when compared to the same period in 1998. The increase was due primarily to increased ATM fees and telephone expense due to added locations. In addition, trust and legal fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.

Provision for Income Taxes

The provision for the income tax expense for the three months ended March 31, 1999 was 16.8% compared to 24.0% for the three months ended March 31, 1998. The reduction is due to an increase in interest income from tax free municipal securities.

Capital Resources

Total shareholders' equity for the Company at March 31, 1999, of $44.1 million was down $2.3 million from December 31, 1998, and represented 4.8% of total assets at March 31, 1999 compared to 5.3% of total assets at December 31, 1998. Increases to shareholders' equity during the three months ended March 31, 1999 were net income of $1.6 million and common stock (3,831 shares) issued through the Company's incentive stock option plan of $27,000. Decreases to shareholders' equity consisted of a decrease of $3.0 million in net unrealized gains on securities available for sale, $.3 million in dividends declared to shareholders and the purchase of 34,611 shares of treasury stock for $.6 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 1999, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At March 31, 1999, these investments were 24.6% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas. Total Average Loans increased $28.3 million or 9.6% from the three months ended March 31, 1998 to March 31, 1999. The majority of the increase is in Real Estate Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending.

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

For the three months ended March 31, 1999, loan charge-offs were $132,000 and recoveries were $72,000, resulting in net charge-offs of $60,000. For the three months ended March 31, 1998, net charge-offs were $272,000.

Approximately half of the decrease in net charge-offs for the three months ended March 31, 1999 occurred primarily as a result of one commercial loan charge-off in the first quarter of 1998. The remainder was due to the large volume of consumer loan charge-offs in the first quarter of 1998. As a result of these and other factors, the necessary provision expense was estimated at $.3 million for the three months ended March 31, 1999.

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

Total nonperforming assets at March 31, 1999 were $1,742,000, down $260,000 or 13% from $2,002,000 at December 31, 1998. Loans 90 days past due or more decreased $57,000 or 9.9% to $519,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Repossessed assets decreased $162,000 or 49.7%. Other real estate decreased $63,000 or 32.3% to $132,000.
Restructured loans decreased $22,000 or 4.7% to $451,000. From December 31, 1998 to March 31, 1999, nonaccrual loans increased $44,000 or 10.2% to $476,000.

Expansion

During the first quarter of 1999, the Company received approval from the FDIC to open a third full service branch in Longview. The Company plans to open this branch during 1999.

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

In order to address the Y2K issue, the Company has developed and implemented a five phase plan divided into the following major components:

             1. awareness
             2. assessment
             3. renovation
             4. validation
             5. implementation

The Company has completed the first four phases of the plan with customer awareness ongoing and is currently working internally and with external vendors on the final phase. Other important segments of the Y2K plan are to identify those loan customers whose possible lack of Y2K preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Y2K operating problems.

The Board of Directors has established a Y2K subcommittee to monitor progress with achieving and certifying Y2K compliance. In addition, the Company has utilized external consulting firms to assist with its Y2K program. The Company's current plan is to complete the Y2K project by June 30, 1999.

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

Y2K compliance costs incurred to date total approximately $360,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. At this time management currently estimates additional Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases, at between $75,000 and $125,000. The estimated costs associated with the Y2K project have decreased from the original estimate. The Company's testing indicates less hardware purchases will be required than originally estimated. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Y2K issue in conjunction with the Company's ongoing programs for updating and expanding its delivery infrastructure. The aforementioned Y2K project cost estimate may change as the Company progresses in its Y2K program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Y2K effort.

Despite the Company's activities in regards to the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
               No.
             -------
               27      -   Financial Data Schedule for the three months ended
                           March 31, 1999.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SOUTHSIDE BANCSHARES, INC.
                                            (Registrant)



                                  BY:   /s/ B. G. HARTLEY
                                        ----------------------------------------
                                            B. G. Hartley, Chairman of the Board
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


DATE:   05-10-99
      ------------


                                        /s/ LEE R. GIBSON
                                        ----------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)


DATE:   05-10-99
      ------------

                                  EXHIBIT INDEX

Exhibit No                        Description
----------                        -----------

    27 Financial Data Schedule for the three months ended March 31, 1999.