Form 10-Q
period 1999-06-30
SOUTHSIDE BANCSHARES INC
filed 1999-08-11
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ to
      _____________________


                          Commission file number                   0-12247


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                     75-1848732
----------------------------------------        --------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

    1201 S. Beckham, Tyler, Texas                            75701
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)

        (Registrant's telephone number, including area code) 903-531-7111
                                                             ------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,705,734 shares of Common Stock, par value $2.50, outstanding at August 6, 1999.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                                                       June 30,     December 31,
                                ASSETS                                   1999           1998
                                                                      ---------     -----------
Cash and due from banks .........................................     $  29,799      $  41,372
                                                                      ---------      ---------
   Cash and cash equivalents ....................................        29,799         41,372
Investment securities:
   Available for sale ...........................................       189,379        132,447
   Held to maturity .............................................                          347
                                                                      ---------      ---------
     Total Investment securities ................................       189,379        132,794
Mortgage-backed and related securities:
   Available for sale ...........................................       348,242        333,194
   Held to maturity .............................................         6,340          7,810
                                                                      ---------      ---------
     Total Mortgage-backed securities ...........................       354,582        341,004
Marketable equity securities:
   Available for sale ...........................................        18,021         14,171
Loans:
   Loans, net of unearned discount ..............................       335,749        319,723
   Less:  Reserve for loan losses ...............................        (4,050)        (3,564)
                                                                      ---------      ---------
     Net Loans ..................................................       331,699        316,159
Premises and equipment, net .....................................        20,662         19,166
Other real estate owned, net ....................................           163            195
Interest receivable .............................................         6,833          6,065
Deferred tax asset ..............................................         3,368
Other assets ....................................................         4,542          5,403
                                                                      ---------      ---------

     TOTAL ASSETS ...............................................     $ 959,048      $ 876,329
                                                                      =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing ..........................................     $ 135,163      $ 122,440
   Interest bearing .............................................       393,699        392,594
                                                                      ---------      ---------
     Total Deposits .............................................       528,862        515,034
Short-term obligations:
   Federal funds purchased ......................................        12,275          4,168
   FHLB Dallas advances .........................................       171,500        118,000
   Other obligations ............................................         3,156          1,523
                                                                      ---------      ---------
      Total Short-term obligations ..............................       186,931        123,691
Long-term obligations:
   FHLB Dallas advances .........................................       170,912        156,027
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ...............................        20,000         20,000
                                                                      ---------      ---------
      Total Long-term obligations ...............................       190,912        176,027
Deferred tax liability ..........................................                        1,184
Other liabilities ...............................................        12,289         13,980
                                                                      ---------      ---------
     TOTAL LIABILITIES ..........................................       918,994        829,916
                                                                      ---------      ---------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
      3,703,234 and 3,685,775 shares issued and outstanding) ....         9,258          9,214
   Paid-in capital ..............................................        24,384         24,198
   Retained earnings ............................................        14,064         11,391
   Treasury stock (224,787 and 182,176 shares at cost) ..........        (3,939)        (3,158)
   Accumulated other comprehensive income .......................        (3,713)         4,768
                                                                      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY ................................        40,054         46,413
                                                                      ---------      ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................     $ 959,048      $ 876,329
                                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                Quarter Ended June 30,      Six Months Ended June 30,
                                                               ----------------------       ------------------------
                                                                 1999           1998           1999           1998
                                                               -------        -------        -------        -------
Interest income
   Loans ..............................................        $ 6,821        $ 6,454        $13,480        $12,720
   Investment securities ..............................          2,263          1,139          4,132          2,084
   Mortgage-backed and related securities .............          5,195          2,391         10,061          4,627
   Other interest earning assets ......................            363            154            573            260
                                                               -------        -------        -------        -------
       Total interest income ..........................         14,642         10,138         28,246         19,691

Interest expense
   Time and savings deposits ..........................          4,029          3,797          7,992          7,613
   Short-term obligations .............................          1,987            740          3,573          1,012
   Long-term obligations ..............................          2,755          1,068          5,461          1,684
                                                               -------        -------        -------        -------
       Total interest expense .........................          8,771          5,605         17,026         10,309
                                                               -------        -------        -------        -------

Net interest income ...................................          5,871          4,533         11,220          9,382
Provision for loan losses .............................            328            300            653            600
                                                               -------        -------        -------        -------

Net interest income after provision for loan losses ...          5,543          4,233         10,567          8,782
                                                               -------        -------        -------        -------
Noninterest income
   Deposit services ...................................          1,702          1,279          3,151          2,477
   Gain on securities available for sale ..............             74            149            304            235
   Other ..............................................            509            352          1,054            711
                                                               -------        -------        -------        -------
       Total noninterest income .......................          2,285          1,780          4,509          3,423
                                                               -------        -------        -------        -------

Noninterest expense
   Salaries and employee benefits .....................          3,354          2,667          6,549          5,504
   Net occupancy expense ..............................            684            575          1,360          1,114
   Equipment expense ..................................            109            111            219            225
   Advertising, travel & entertainment ................            360            295            634            566
   Supplies ...........................................            120            107            246            207
   Postage ............................................             98             88            191            173
   Other ..............................................            898            840          1,744          1,525
                                                               -------        -------        -------        -------
       Total noninterest expense ......................          5,623          4,683         10,943          9,314
                                                               -------        -------        -------        -------

Income before income taxes ............................          2,205          1,330          4,133          2,891
Provision for income taxes ............................            441            176            764            551
                                                               -------        -------        -------        -------

Net Income ............................................        $ 1,764        $ 1,154        $ 3,369        $ 2,340
                                                               =======        =======        =======        =======

Earnings Per Common Share-Basic .......................        $   .51        $   .32        $   .97        $   .66
                                                               =======        =======        =======        =======
Earnings Per Common Share-Diluted .....................        $   .49        $   .31        $   .94        $   .64
                                                               =======        =======        =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)


                                                                                                            Accumulated
                                                                                                               Other
                                                    Compre-                                                    Compre-     Total
                                                    hensive                                                    hensive     Share-
                                                    Income      Common    Paid in    Retained    Treasury      Income      holders'
                                                    (Loss)      Stock     Capital    Earnings     Stock        (Loss)      Equity
                                                   --------    --------   --------   --------    --------   ------------  ---------
Balance at December 31, 1997 .................     $           $  8,740   $ 21,290   $ 10,414    $ (1,820)    $  1,322    $ 39,946
Net Income ...................................        2,340                             2,340                                2,340
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure) ...............................          251                                                        251         251
                                                   --------
Comprehensive income .........................     $  2,591
                                                   ========
Common stock issued (10,216 shares) ..........                       26        157                                              183
Dividends paid ...............................                                           (673)                                 (673)
Purchase of 21,126 shares of
  Treasury stock .............................                                                       (382)                     (382)
Sale of 6,000 shares of Treasury stock .......                                            (22)         60                        38
FAS 109 - Incentive Stock Options ............                                  35                                               35
                                                               --------   --------   --------    --------     --------    ---------

Balance at June 30, 1998 .....................                 $  8,766   $ 21,482   $ 12,059    $ (2,142)    $  1,573    $  41,738
                                                               ========   ========   ========    ========     ========    =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period ....................................     $    406
Less:  reclassification adjustment for
   gains included in net income ..............          155
                                                   --------
Net unrealized gains on securities ...........     $    251
                                                   ========

Balance at December 31, 1998 .................     $           $  9,214   $ 24,198   $ 11,391    $ (3,158)    $  4,768    $  46,413
Net Income ...................................        3,369                             3,369                                 3,369
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ...............................       (8,481)                                                    (8,481)      (8,481)
                                                   --------
Comprehensive loss ...........................     $ (5,112)
                                                   ========
Common stock issued (17,459 shares) ..........                       44        168                                              212
Dividends paid on common stock ...........                                           (696)                                 (696)
Purchase of 42,611 shares of
  Treasury stock .............................                                                       (781)                     (781)
FAS 109 - Incentive Stock Options ............                                  18                                               18
                                                               --------   --------   --------    --------     --------    ---------

Balance at June 30, 1999 .....................                 $  9,258   $ 24,384   $ 14,064    $ (3,939)    $ (3,713)   $  40,054
                                                               ========   ========   ========    ========     ========    =========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period ....................................     $ (8,280)
Less:  reclassification adjustment for
   gains included in net income ..............          201
                                                   --------
Net unrealized losses on securities ..........     $ (8,481)
                                                   ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ------------------------
                                                                                        1999           1998
                                                                                     ---------      ---------
OPERATING ACTIVITIES:
 Net income ....................................................................     $   3,369      $   2,340
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................           720            686
  Amortization of premium ......................................................         2,993          2,135
  Accretion of discount and loan fee ...........................................          (774)          (317)
  Provision for loan losses ....................................................           653            600
  FAS 109 - incentive stock options ............................................            18             35
  Increase in interest receivable ..............................................          (768)          (765)
  Decrease (increase) in other receivables and prepaids ........................           667         (1,986)
  (Increase) decrease in deferred tax asset ....................................          (183)            25
  Increase in interest payable .................................................           409              7
  Gain on sale of assets .......................................................           (14)
  Gain on sale of other real estate owned ......................................            (1)           (26)
  Gain on sale of securities available for sale ................................          (304)          (235)
  (Decrease) increase in other payables ........................................          (467)         3,379
                                                                                     ---------      ---------
    Net cash provided by operating activities ..................................         6,318          5,878

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............        41,960         32,183
 Proceeds from sales of mortgage-backed securities available for sale ..........        89,209
 Proceeds from maturities of investment securities available for sale ..........        11,500          6,245
 Proceeds from maturities of mortgage-backed securities available for sale .....        50,816         32,033
 Proceeds from maturities of investment securities held to maturity ............           347            248
 Proceeds from maturities of mortgage-backed securities held to maturity .......         1,482          3,119
 Purchases of investment securities available for sale .........................      (116,523)       (68,213)
 Purchases of mortgage-backed securities available for sale ....................      (163,719)      (105,592)
 Purchases of marketable equity securities available for sale ..................        (3,850)        (4,549)
 Net increase in loans .........................................................       (16,591)        (8,444)
 Purchases of premises and equipment ...........................................        (2,216)        (1,373)
 Proceeds from sales of premises and equipment .................................            14
 Proceeds from sales of other real estate owned ................................            64             80
 Proceeds from sales of repossessed assets .....................................           561            699
                                                                                     ---------      ---------
    Net cash used in investing activities ......................................      (106,946)      (113,564)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                    Six  Months Ended
                                                                                         June 30,
                                                                                ------------------------
                                                                                   1999          1998
                                                                                ---------      ---------
FINANCING ACTIVITIES:

 Net increase (decrease) in demand and savings accounts ...................     $  17,315      $ (10,914)
 Net (decrease) increase in certificates of deposit .......................        (3,487)         3,023
 Proceeds from the issuance of common stock ...............................           212            183
 Net increase (decrease) in federal funds purchased .......................         8,107         (2,200)
 Sale of treasury stock ...................................................                           38
 Purchase of treasury stock ...............................................          (781)          (382)
 Dividends paid ...........................................................          (696)          (673)
 Net increase in FHLB Dallas advances .....................................        68,385         92,624
 Issuance of guaranteed preferred beneficial interest in
    the Company's junior subordinated debentures ..........................                       20,000
                                                                                ---------      ---------
      Net cash provided by financing activities ...........................        89,055        101,699
                                                                                ---------      ---------

Net decrease in cash and cash equivalents .................................       (11,573)        (5,987)
Cash and cash equivalents at beginning of period ..........................        41,372         36,593
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................     $  29,799      $  30,606
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ............................................................     $  16,618      $  10,302
 Income taxes paid ........................................................     $     700      $     500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure .....     $     398      $     824


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flow for the six month period ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):

                                                                        Six Months Ended June 30,
                                                                        ------------------------
                                                                         1999              1998
                                                                        ------            ------
Basic net earnings per share
  Net income ...............................................            $3,369            $2,340
  Weighted average shares outstanding ......................             3,483             3,537
                                                                        ------            ------
                                                                        $  .97            $  .66
                                                                        ======            ======

Diluted net earnings per share
  Net income ...............................................            $3,369            $2,340
  Weighted average shares outstanding plus
     assumed conversions ...................................             3,582             3,679
                                                                        ------            ------
                                                                        $  .94            $  .64
                                                                        ======            ======

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding ......................             3,483             3,537
  Effect of dilutive securities options ....................                99               142
                                                                        ------            ------
                                                                         3,582             3,679
                                                                        ======            ======

3. Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                               Six Months Ended June 30, 1999
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount      or Benefit      Amount
                                                           ----------   ------------   ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period ....     $(12,546)     $  4,266      $ (8,280)
    Less:  reclassification adjustment for gains
       realized in net income .........................          304          (103)          201
                                                            --------      --------      --------
    Net unrealized losses .............................      (12,850)        4,369        (8,481)
                                                            --------      --------      --------

Other comprehensive losses ............................     $(12,850)     $  4,369      $ (8,481)
                                                            ========      ========      ========

                                                                 Quarter Ended June 30, 1999
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount      or Benefit      Amount
                                                           ----------   ------------   ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period ....     $(8,291)       $ 2,819      $(5,472)
    Less:  reclassification adjustment for gains
       realized in net income .........................          74            (25)          49
                                                            -------        -------      -------
    Net unrealized losses .............................      (8,365)         2,844       (5,521)
                                                            -------        -------      -------

Other comprehensive losses ............................     $(8,365)       $ 2,844      $(5,521)
                                                            =======        =======      =======


                                                                Six Months Ended June 30, 1998
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount      or Benefit      Amount
                                                           ----------   ------------   ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....     $ 615           $(209)        $ 406
    Less:  reclassification adjustment for gains
       realized in net income .........................       235             (80)          155
                                                            -----           -----         -----
    Net unrealized gains ..............................       380            (129)          251
                                                            -----           -----         -----

Other comprehensive income ............................     $ 380           $(129)        $ 251
                                                            =====           =====         =====


                                                                Quarter Ended June 30, 1998
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount      or Benefit      Amount
                                                           ----------   ------------   ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period ....     $(327)         $ 111          $(216)
    Less:  reclassification adjustment for gains
       realized in net income .........................       149            (51)            98
                                                            -----          -----          -----
    Net unrealized losses .............................      (476)           162           (314)
                                                            -----          -----          -----

Other comprehensive losses ............................     $(476)         $ 162          $(314)
                                                            =====          =====          =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 1999 compared to June 30, 1998.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 1999 compared to the same periods in 1998. Net income for the quarter and six months ended June 30, 1999 was $1.8 million and $3.4 million as compared to $1.2 million and $2.3 million for the same periods in 1998.

Net Interest Income

Net interest income for the quarter and six months ended June 30, 1999 was $5.9 million and $11.2 million, an increase of $1.3 million or 29.5% for the quarter and $1.8 million or 19.6% for the six months when compared to the same period in 1998. Average interest earning assets increased $301.6 million or 54.6%, while the net interest spread decreased from 2.9% at June 30, 1998 to 2.2% at June 30, 1999. Beginning in the second quarter of 1998, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued and to utilize the additional capital provided. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. Also impacting net interest income was the significant increase beginning in the second quarter of 1998 of tax free municipal securities. These securities have lower coupons, but reduce federal income tax expense. Interest expense on Trust Preferred Securities was $.9 million for the six months ended June 30, 1999 compared to $.2 million for the same period in 1998 due to the fact the securities were not issued until May 18, 1998.

During the six months ended June 30, 1999, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $29.1 million or 9.8%, compared to the same period in 1998. The average yield on loans decreased from 8.6% at June 30, 1998 to 8.3% at June 30, 1999, reflective of an overall decrease in rates.

Average Securities increased $259.2 million or 105.2% for the six months ended June 30, 1999 when compared to the same period in 1998. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities remained unchanged at 6.1% during the six months ended June 30, 1999 compared to same period in 1998.

Interest income from federal funds and other interest earning assets increased $.3 million or 120.4% for the six months ended June 30, 1999 when compared to 1998 as a result of the average balance increase of 156.1%. The average yield decreased from 6.1% in 1998 to 5.3% at June 30, 1999 due to lower rates.

Total interest expense increased $6.7 million or 65.2% to $17.0 million during the six months ended June 30, 1999 as compared to $10.3 million during the same period in 1998. The increase was attributable to an increase in Average Interest Bearing Liabilities of $277.8 million or 61.6% and a slight increase in the average yield on interest bearing liabilities from 4.6% at June 30, 1998 to 4.7% at June 30, 1999. Average Interest Bearing Deposits increased $37.2 million or 10.5% while the average rate paid decreased slightly from 4.3% at June 30, 1998 to 4.1% at June 30, 1999. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $102.4 million or 310.3% as compared to the same period in 1998. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $119.2 million or 224.9% compared to $53.0 million at June 30, 1998. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans.

Average Long Term Junior Subordinated Debentures increased $15.4 million or 330.9% from June 30, 1998 to June 30, 1999 as a result of the issuance of the Preferred Securities. The increase is due to the fact the Junior Subordinated Debentures were not issued until May 18, 1998.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    --------------------------------------------------------------------
                                     AVERAGE                 AVERAGE      AVERAGE                AVERAGE
                                     VOLUME       INTEREST    YIELD       VOLUME     INTEREST     YIELD
                                    --------------------------------------------------------------------
                                                            (Dollars in thousands)
                                      Six Months Ended June 30, 1999      Six Months Ended June 30, 1998
                                    ---------------------------------    -------------------------------
INTEREST EARNING
ASSETS:
 Loans                              $326,510      $ 13,480      8.3%     $297,444     $ 12,720     8.6%
 Investment Securities (1)(2)        156,050         5,173      6.7%       79,488        2,851     7.2%
 Mortgage-backed Securities (2)      349,583        10,061      5.8%      166,925        4,627     5.6%
 Other Interest Earning
   Assets                             21,917           573      5.3%        8,558          260     6.1%
                                    --------      --------               --------     --------

TOTAL INTEREST EARNING
ASSETS                              $854,060      $ 29,287      6.9%     $552,415     $ 20,458     7.5%
                                    ========      ========               ========     ========


INTEREST BEARING LIABILITIES:
 Deposits                           $392,582      $  7,992      4.1%     $355,410     $  7,613     4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                          8,322           196      4.7%        4,646          128     5.6%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas          135,444         3,377      5.0%       33,011          884     5.4%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas          172,157         4,611      5.4%       52,991        1,486     5.7%
 Long Term Junior
  Subordinated  Debentures            20,000           850      8.5%        4,641          198     8.5%
                                    --------      --------               --------     -------


TOTAL INTEREST BEARING
LIABILITIES                         $728,505      $ 17,026      4.7%     $450,699     $ 10,309     4.6%
                                    ========      ========      ----     ========     ========     ----

NET INTEREST SPREAD                                             2.2%                               2.9%
                                                                ====                               ====

(1) Interest income includes taxable-equivalent adjustments of $1,041 and $767 as of June 30, 1999 and 1998, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $4.5 million for the six months ended June 30, 1999 compared to $3.4 million for the same period in 1998. Deposit services income increased $.7 million or 27.2% for the six months ended June 30, 1999. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from June 30, 1998 to June 30, 1999. Other noninterest income increased $.3 million or 48.2% for the six months ended June 30, 1999 primarily as a result of increases in mortgage servicing release fees income. Gains on sales of securities increased $.1 million for the six months ended June 30, 1999 compared to the same period in 1998. During the quarter, securities were sold to reduce the overall duration of the securities portfolio. Long-term municipal securities and lower collateral mortgage-backed securities were sold and were replaced with shorter duration securities. Sales of securities available for sale were the result of changes in economic conditions as intermediate and long-term interest rates increased over 125 basis points from the lows of last fall due to concerns of increased inflation and the rate of growth in the economy. Concern over increasing rates was the primary factor for the sales of longer duration securities and the purchase of shorter duration securities.

The market value of the entire securities portfolio at June 30, 1999 was $562.0 million with a net unrealized loss on that date of $5.5 million. The net unrealized loss is comprised of $7.5 million in unrealized losses and $2.0 million in unrealized gains.

Noninterest Expense

Noninterest expense was $10.9 million for the six months ended June 30, 1999, compared to $9.3 million for the same period of 1998, representing an increase of $1.6 million or 17.5%.

Salaries and employee benefits increased $1.0 million or 19.0% during the six months ended June 30, 1999 when compared to the same period in 1998. Direct salary expense and payroll taxes increased $.9 million or 18.4% as a result of personnel additions for the six months ended June 30, 1999 when compared to the same period in 1998. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $16,000 or 5.3% for the six months ended June 30, 1999 when compared to the same period in 1998. Health insurance expense increased $148,000 or 36.0% for the six months ended June 30, 1999 when compared to the same period in 1998.

Net occupancy expense increased $.2 million or 22.1% for the six months ended June 30, 1999 compared to the same period in 1998, largely due to higher real estate taxes, depreciation expense and the opening of three new branches in 1998.

Supplies increased $39,000 or 18.8% for the six months ended June 30, 1999 compared to the same period in 1998, primarily due to the opening of three new branches in 1998.

Other noninterest expense increased $.2 million or 14.4% for the six months ended June 30, 1999 when compared to the same period in 1998. The increase was due primarily to increased ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.

Provision for Income Taxes

The provision for the income tax expense for the six months ended June 30, 1999 was 18.5% compared to 19.1% for the six months ended June 30, 1998. The reduction is due to an increase in interest income from tax free municipal securities.

Capital Resources

Total shareholders' equity for the Company at June 30, 1999, of $40.1 million was down $6.4 million from December 31, 1998, and represented 4.2% of total assets at June 30, 1999 compared to 5.3% of total assets at December 31, 1998. Increases to shareholders' equity during the six months ended June 30, 1999 were net income of $3.4 million and common stock (17,459 shares) issued through the Company's dividend reinvestment and incentive stock option plans of $212,000. Decreases to shareholders' equity consisted of a decrease of $8.5 million in net unrealized gains on securities available for sale, $.7 million in dividends paid to shareholders and the purchase of 42,611 shares of treasury stock for $.8 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 1999, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At June 30, 1999, these investments were 23.2% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $29.1 million or 9.8% from the six months ended June 30, 1998 to June 30, 1999. The majority of the increase is in Real Estate Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending.

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

For the second quarter and six months ended June 30, 1999, loan charge-offs were $185,000 and $317,000 and recoveries were $78,000 and $150,000, respectively, resulting in net charge-offs of $107,000 and $167,000. For the second quarter and six months ended June 30, 1998, loan charge-offs were $257,000 and $589,000, and recoveries were $99,000 and $159,000, respectively, resulting in net charge-offs of $158,000 and $430,000.

Approximately half of the decrease in net charge-offs for the six months ended June 30, 1999 occurred primarily as a result of one commercial loan charge-off in the first quarter of 1998. The remainder was due to the large volume of consumer loan charge-offs in the first quarter of 1998. As a result of these and other factors, the necessary provision expense was estimated at $.7 million for the six months ended June 30, 1999.

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

Total nonperforming assets at June 30, 1999 were $2,004,000, up $2,000 or .1% from $2,002,000 at December 31, 1998. Loans 90 days past due or more increased $305,000 or 53.0% to $881,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Repossessed assets decreased $194,000 or 59.5%. Other real estate decreased $32,000 or 16.4% to $163,000.
Restructured loans decreased $59,000 or 12.5% to $414,000. From December 31, 1998 to June 30, 1999, nonaccrual loans decreased $18,000 or 4.2% to $414,000.

Expansion

During the first quarter of 1999, the Company received approval from the FDIC to open a third full service branch in Longview. The branch opened August 2, 1999.

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

In order to address the Y2K issue, the Company has developed and implemented a five phase plan divided into the following major components:

             1.   awareness
             2.   assessment
             3.   renovation
             4.   validation
             5.   implementation

The Company has completed all phases of the plan with customer awareness ongoing. Other important segments of the Y2K plan are to identify those loan customers whose possible lack of Y2K preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Y2K operating problems.

The Board of Directors established a Y2K subcommittee to monitor progress with achieving and certifying Y2K compliance. In addition, the Company utilized external consulting firms to assist with its Y2K program. The Company's current plan is to continue customer awareness.

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

The Company has developed contingency plans which represent enhancements of the Company's existing business resumption plans to safeguard the Company under various Y2K scenarios. The contingency plans are designed to address critical system failures. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security and other contingency service suppliers.

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

Y2K compliance costs incurred to date total approximately $385,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. At this time management currently estimates additional Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases, at between $50,000 and $100,000. The estimated costs associated with the Y2K project have decreased from the original estimate. The Company's testing indicates less hardware purchases will be required than originally estimated. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Y2K issue in conjunction with the Company's ongoing programs for updating and expanding its delivery infrastructure. The aforementioned Y2K project cost estimate may change as the Company progresses in its Y2K program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Y2K effort.

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

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    An annual meeting of shareholders was held on April 28, 1999.

           (b) The election of three directors (term expiring at the 2002 Annual Meeting) were as follows:

                                              FOR              WITHHELD
                                            ---------          --------
                  Rollins Caldwell          2,334,476           104,118
                  Sam Dawson                2,330,586           108,008
                  William Sheehy            2,331,275           107,319

                  Directors continuing until the 2000 Annual Meeting are as follows:

                  Herbert C. Buie
                  Robbie N. Edmonson
                  W. D. (Joe) Norton

                  Directors continuing until the 2001 Annual Meeting are as follows:

                  Fred E. Bosworth
                  B. G. Hartley

           (c) The matters voted upon and the results of the voting were as follows:

                  The shareholders voted 2,335,209 shares in the affirmative, 70,348 shares in the negative, and 33,037 abstentions to increase the number of shares subject to the 1993 Incentive Stock Option Plan.

ITEM 5.  OTHER INFORMATION

           Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

              Exhibit
                 No.
              -------
                 27        -        Financial Data Schedule for the six months ended June 30, 1999.

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



                                 SOUTHSIDE BANCSHARES, INC.
                                        (Registrant)





                                 BY:  /s/ B. G. HARTLEY
                                          --------------------------------------
                                          B. G. Hartley, Chairman  of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


DATE:   08-11-99
     --------------------


                                      /s/ LEE R. GIBSON
                                          --------------------------------------
                                          Lee R. Gibson, Executive Vice
                                          President (Principal Financial
                                          and Accounting Officer)



DATE:   08-11-99
     --------------------

                                INDEX TO EXHIBITS

              Exhibit
                 No.                             Description
              -------                            -----------
                 27        Financial Data Schedule for the six months ended June 30, 1999.