Form 10-Q
period 1999-09-30
SOUTHSIDE BANCSHARES INC
filed 1999-11-15
CIK 705432

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

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                         --------------------
     to
        -----------------------


                    Commission file number   0-12247
                                          -------------------

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                    75-1848732
-----------------------------------------      ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

      1201 S. Beckham, Tyler, Texas                          75701
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)

        (Registrant's telephone number, including area code) 903-531-7111
                                                            -------------


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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 3,894,852 shares of Common Stock, par value $2.50, outstanding at November 4, 1999.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                     September 30,       December 31,
                                           ASSETS                                        1999                1998
                                                                                     -------------       ------------

Cash and due from banks ........................................................        $   28,832         $   41,372
   Federal funds sold ..........................................................            15,650
                                                                                        ----------         ----------
   Cash and cash equivalents ...................................................            44,482             41,372
Investment securities:
   Available for sale ..........................................................           154,922            132,447
   Held to maturity ............................................................             3,620                347
                                                                                        ----------         ----------
     Total Investment securities ...............................................           158,542            132,794
Mortgage-backed and related securities:
   Available for sale ..........................................................           365,120            333,194
   Held to maturity ............................................................             5,764              7,810
                                                                                        ----------         ----------
     Total Mortgage-backed securities ..........................................           370,884            341,004
Marketable equity securities:
   Available for sale ..........................................................            18,294             14,171
Loans:
   Loans, net of unearned discount .............................................           356,382            319,723
   Less:  Reserve for loan losses ..............................................            (4,264)            (3,564)
                                                                                        ----------         ----------
     Net Loans .................................................................           352,118            316,159
Premises and equipment, net ....................................................            20,495             19,166
Other real estate owned, net ...................................................               231                195
Interest receivable ............................................................             6,132              6,065
Deferred tax asset .............................................................             5,312
Other assets ...................................................................             4,512              5,403
                                                                                        ----------         ----------

     TOTAL ASSETS ..............................................................        $  981,002         $  876,329
                                                                                        ==========         ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing .........................................................        $  158,665         $  122,440
   Interest bearing ............................................................           401,830            392,594
                                                                                        ----------         ----------
     Total Deposits ............................................................           560,495            515,034
Short-term obligations:
   Federal funds purchased .....................................................                                4,168
   FHLB Dallas advances ........................................................           181,500            118,000
   Other obligations ...........................................................             2,478              1,523
                                                                                        ----------         ----------
      Total Short-term obligations .............................................           183,978            123,691
Long-term obligations:
   FHLB Dallas advances ........................................................           170,615            156,027
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ..............................................            20,000             20,000
                                                                                        ----------         ----------
      Total Long-term obligations ..............................................           190,615            176,027
Deferred tax liability .........................................................                                1,184
Other liabilities ..............................................................             8,535             13,980
                                                                                        ----------         ----------
     TOTAL LIABILITIES .........................................................           943,623            829,916
                                                                                        ----------         ----------

Shareholders' equity:
   Common stock:  ($2.50 par, 6,000,000 shares authorized,
      3,894,852 and 3,685,775 shares issued and outstanding) ...................             9,737              9,214
   Paid-in capital .............................................................            27,401             24,198
   Retained earnings ...........................................................            12,367             11,391
   Treasury stock (239,361 and 182,176 shares at cost) .........................            (4,210)            (3,158)
   Accumulated other comprehensive (loss) income ...............................            (7,916)             4,768
                                                                                        ----------         ----------
      TOTAL SHAREHOLDERS' EQUITY ...............................................            37,379             46,413
                                                                                        ----------         ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................        $  981,002         $  876,329
                                                                                        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                         Quarter Ended                  Nine Months Ended
                                                                          September 30,                    September 30,
                                                                    -------------------------        ------------------------
                                                                      1999             1998            1999            1998
                                                                    --------         --------        --------        --------

Interest income
   Loans ...................................................        $  7,174         $  6,704        $ 20,654        $ 19,424
   Investment securities ...................................           2,465            1,440           6,597           3,524
   Mortgage-backed and related securities ..................           5,784            3,006          15,845           7,633
   Other interest earning assets ...........................             313              175             886             435
                                                                    --------         --------        --------        --------
       Total interest income ...............................          15,736           11,325          43,982          31,016

Interest expense
   Time and savings deposits ...............................           4,129            3,941          12,121          11,554
   Short-term obligations ..................................           2,478            1,359           6,051           2,371
   Long-term obligations ...................................           2,711            1,629           8,172           3,313
                                                                    --------         --------        --------        --------
       Total interest expense ..............................           9,318            6,929          26,344          17,238
                                                                    --------         --------        --------        --------

Net interest income ........................................           6,418            4,396          17,638          13,778
Provision for loan losses ..................................             375              300           1,028             900
                                                                    --------         --------        --------        --------

Net interest income after provision for loan losses ........           6,043            4,096          16,610          12,878
                                                                    --------         --------        --------        --------
Noninterest income
   Deposit services ........................................           1,793            1,343           4,944           3,820
   Gain (loss) on securities available for sale ............             (30)             700             274             935
   Other ...................................................             524              361           1,578           1,072
                                                                    --------         --------        --------        --------
       Total noninterest income ............................           2,287            2,404           6,796           5,827
                                                                    --------         --------        --------        --------

Noninterest expense
   Salaries and employee benefits ..........................           3,608            2,861          10,157           8,365
   Net occupancy expense ...................................             717              621           2,077           1,735
   Equipment expense .......................................             157              111             376             336
   Advertising, travel & entertainment .....................             269              263             903             829
   Supplies ................................................             120              124             366             331
   Postage .................................................             107               86             298             259
   Other ...................................................             841              781           2,585           2,306
                                                                    --------         --------        --------        --------
       Total noninterest expense ...........................           5,819            4,847          16,762          14,161
                                                                    --------         --------        --------        --------

Income before income taxes .................................           2,511            1,653           6,644           4,544
Provision for income taxes .................................             537              248           1,301             799
                                                                    --------         --------        --------        --------

Net Income .................................................        $  1,974         $  1,405        $  5,343        $  3,745
                                                                    ========         ========        ========        ========

Earnings Per Common Share-Basic ............................        $    .54         $    .38        $   1.46        $   1.01
                                                                    ========         ========        ========        ========
Earnings Per Common Share-Diluted ..........................        $    .52         $    .37        $   1.41        $    .97
                                                                    ========         ========        ========        ========





The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                              Compre-                                                       Compre-       Total
                                              hensive                                                       hensive       Share-
                                               Income       Common      Paid in    Retained    Treasury      Income      holders'
                                               (Loss)       Stock       Capital    Earnings     Stock        (Loss)       Equity
                                              --------     --------    --------    --------    --------   -----------    --------

Balance at December 31, 1997 .............    $            $  8,740    $ 21,290    $ 10,414     $ (1,820)    $  1,322     $ 39,946
Net Income ...............................       3,745                                3,745                                  3,745
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure) ...........................       2,707                                                          2,707        2,707
                                              --------
Comprehensive income .....................    $  6,452
                                              ========
Common stock issued (16,162 shares) ......                       41         225                                                266
Dividends paid ...........................                                           (1,009)                                (1,009)
Purchase of 51,426 shares of
  Treasury stock .........................                                                        (1,016)                   (1,016)
Sale of 6,000 shares of Treasury stock ...                                              (22)          60                        38
FAS 109 - Incentive Stock Options ........                                   42                                                 42
Stock dividend ...........................                      421       2,571      (2,992)
                                                           --------    --------    --------     --------     --------     --------
Balance at September 30, 1998 ............                 $  9,202    $ 24,128    $ 10,136     $ (2,776)    $  4,029     $ 44,719
                                                           ========    ========    ========     ========     ========     ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period ................................    $  3,324
Less:  reclassification adjustment for
   gains included in net income ..........         617
                                              --------
Net unrealized gains on securities .......    $  2,707
                                              ========

Balance at December 31, 1998 .............    $            $  9,214    $ 24,198    $ 11,391     $ (3,158)    $  4,768     $ 46,413
Net Income ...............................       5,343                                5,343                                  5,343
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ...........................     (12,684)                                                       (12,684)     (12,684)
                                              --------
Comprehensive loss .......................    $ (7,341)
                                              ========
Common stock issued (34,159 shares) ......                       86         288                                                374
Dividends paid on common stock ...........                                           (1,044)                                (1,044)
Purchase of 57,185 shares of
  Treasury stock .........................                                                        (1,052)                   (1,052)
FAS 109 - Incentive Stock Options ........                                   29                                                 29
Stock dividend ...........................                      437       2,886      (3,323)
                                                           --------    --------    --------     --------     --------     --------

Balance at September 30, 1999 ............                 $  9,737    $ 27,401    $ 12,367     $ (4,210)    $ (7,916)    $ 37,379
                                                           ========    ========    ========     ========     ========     ========


Disclosure of reclassification amount:
Unrealized holding losses arising during
   period ................................    $(12,503)
Less:  reclassification adjustment for
   gains included in net income ..........         181
                                              --------
Net unrealized losses on securities ......    $(12,684)
                                              ========


     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                         1999               1998
                                                                                      ----------         ----------

OPERATING ACTIVITIES:
 Net income ..................................................................        $    5,343         $    3,745
 Adjustments to reconcile net cash provided by operations:
  Depreciation ...............................................................             1,092              1,056
  Amortization of premium ....................................................             4,080              3,891
  Accretion of discount and loan fee .........................................            (1,280)              (461)
  Provision for loan losses ..................................................             1,028                900
  FAS 109 - incentive stock options ..........................................                29                 42
  Increase in interest receivable ............................................               (67)            (1,312)
  Decrease (increase) in other receivables and prepaids ......................               590             (3,029)
  Decrease (increase) in deferred tax asset ..................................                38                (54)
  Increase in interest payable ...............................................               568                187
  (Gain) loss on sale of assets ..............................................               (37)                35
  Gain on sale of other real estate owned ....................................              (100)               (32)
  Gain on sale of securities available for sale ..............................              (274)              (935)
  (Decrease) increase in other payables ......................................            (5,058)            21,375
                                                                                      ----------         ----------
    Net cash provided by operating activities ................................             5,952             25,408

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale .............            69,310             48,783
 Proceeds from sales of mortgage-backed securities available for sale ........            89,209             30,455
 Proceeds from maturities of investment securities available for sale ........            22,909              7,399
 Proceeds from maturities of mortgage-backed securities available for sale ...            70,308             48,986
 Proceeds from maturities of investment securities held to maturity ..........               347                345
 Proceeds from maturities of mortgage-backed securities held to maturity .....             2,064              4,522
 Purchases of investment securities available for sale .......................          (125,288)           (87,247)
 Purchases of mortgage-backed securities available for sale ..................          (203,411)          (247,657)
 Purchases of marketable equity securities available for sale ................            (4,123)            (7,459)
 Purchases of investment securities held to maturity .........................            (2,820)
 Net increase in loans .......................................................           (37,874)           (18,025)
 Purchases of premises and equipment .........................................            (3,051)            (1,461)
 Proceeds from sales of premises and equipment ...............................               667                106
 Proceeds from sales of other real estate owned ..............................               296                275
 Proceeds from sales of repossessed assets ...................................               956              1,111
                                                                                      ----------         ----------
    Net cash used in investing activities ....................................          (120,501)          (219,867)




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                       1999               1998
                                                                                    ----------         ----------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ...............................        $   40,990         $    5,966
 Net increase in certificates of deposit ...................................             4,471              5,040
 Proceeds from the issuance of common stock ................................               374                266
 Net (decrease) increase in federal funds purchased ........................            (4,168)                35
 Sale of treasury stock ....................................................                                   38
 Purchase of treasury stock ................................................            (1,052)            (1,016)
 Dividends paid ............................................................            (1,044)            (1,009)
 Net increase in FHLB Dallas advances ......................................            78,088            150,798
 Issuance of guaranteed preferred beneficial interest in
    the Company's junior subordinated debentures ...........................                               20,000
                                                                                    ----------         ----------
      Net cash provided by financing activities ............................           117,659            180,118
                                                                                    ----------         ----------

Net increase (decrease) in cash and cash equivalents .......................             3,110            (14,341)
Cash and cash equivalents at beginning of period ...........................            41,372             36,593
                                                                                    ----------         ----------
Cash and cash equivalents at end of period .................................        $   44,482         $   22,252
                                                                                    ==========         ==========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .............................................................        $   25,777         $   17,051
 Income taxes paid .........................................................        $    1,350         $      850

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ......        $      887         $    1,170




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of September 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month period ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" is calculated as follows (in thousands, except per share amounts):


                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                               1999             1998
                                                          --------------   --------------

Basic net earnings per share
  Net income                                              $        5,343   $        3,745
  Weighted average shares outstanding                              3,656            3,713
                                                          --------------   --------------
                                                          $         1.46   $         1.01
                                                          ==============   ==============

Diluted net earnings per share
  Net income                                              $        5,343   $        3,745
  Weighted average shares outstanding plus
     assumed conversions                                           3,776            3,867
                                                          --------------   --------------
                                                          $         1.41   $          .97
                                                          ==============   ==============

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding                              3,656            3,713
  Effect of dilutive securities options                              120              154
                                                          --------------   --------------
                                                                   3,776            3,867
                                                          ==============   ==============

3. Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:


                                                          Nine Months Ended September 30, 1999
                                                          --------------------------------------
                                                          Before-Tax   Tax (Expense)  Net-of-Tax
                                                            Amount        Benefit       Amount
                                                          ----------   -------------  ----------

Unrealized losses on securities:
   Unrealized holding losses arising during period        $  (18,944)   $    6,441    $  (12,503)
    Less:  reclassification adjustment for gains
       realized in net income                                    274           (93)          181
                                                          ----------    ----------    ----------
    Net unrealized losses                                    (19,218)        6,534       (12,684)
                                                          ----------    ----------    ----------

Other comprehensive losses                                $  (19,218)   $    6,534    $  (12,684)
                                                          ==========    ==========    ==========


                                                             Quarter Ended September 30, 1999
                                                          -----------------------------------------
                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                             Amount        Benefit        Amount
                                                          -----------   -------------   -----------

Unrealized losses on securities:
   Unrealized holding losses arising during period        $    (6,398)   $     2,175    $    (4,223)
    Less:  reclassification adjustment for losses
       realized in net income                                     (30)            10            (20)
                                                          -----------    -----------    -----------
    Net unrealized losses                                      (6,368)         2,165         (4,203)
                                                          -----------    -----------    -----------

Other comprehensive losses                                $    (6,368)   $     2,165    $    (4,203)
                                                          ===========    ===========    ===========



                                                           Nine Months Ended September 30, 1998
                                                          -----------------------------------------
                                                           Before-Tax   Tax (Expense)   Net-of-Tax
                                                             Amount       Benefit          Amount
                                                          -----------   ------------    -----------

Unrealized gains on securities:
   Unrealized holding gains arising during period         $     5,036    $    (1,712)   $     3,324
    Less:  reclassification adjustment for gains
       realized in net income                                     935           (318)           617
                                                          -----------    -----------    -----------
    Net unrealized gains                                        4,101         (1,394)         2,707
                                                          -----------    -----------    -----------

Other comprehensive income                                $     4,101    $    (1,394)   $     2,707
                                                          ===========    ===========    ===========



                                                             Quarter Ended September 30, 1998
                                                          -----------------------------------------
                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                            Amount         Benefit        Amount
                                                          -----------   ------------    -----------

Unrealized gains on securities:
   Unrealized holding gains arising during period         $     4,421    $    (1,503)   $     2,918
    Less:  reclassification adjustment for gains
       realized in net income                                     700           (238)           462
                                                          -----------    -----------    -----------
    Net unrealized gains                                        3,721         (1,265)         2,456
                                                          -----------    -----------    -----------

Other comprehensive income                                $     3,721    $    (1,265)   $     2,456
                                                          ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Quarter and nine months ended September 30, 1999 compared to September 30, 1998.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998. Net income for the quarter and nine months ended September 30, 1999 was $2.0 million and $5.3 million, as compared to $1.4 million and $3.7 million for the same periods in 1998.

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 1999 was $6.4 million and $17.6 million, an increase of $2.0 million or 46.0% for the quarter and $3.9 million or 28.0% for the nine months when compared to the same periods in 1998. Average interest earning assets increased $280.6 million or 47.3%, while the net interest spread decreased from 2.6% at September 30, 1998 to 2.3% at September 30, 1999. Beginning in the second quarter of 1998, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued and to utilize the additional capital provided. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. Also impacting net interest income was the significant increase beginning in the second quarter of 1998 of tax free municipal securities. These securities have lower coupons, but reduce federal income tax expense. Interest expense on Trust Preferred Securities was $1.3 million for the nine months ended September 30, 1999 compared to $.6 million for the same period in 1998 due to the fact the securities were not issued until May 18, 1998.

During the nine months ended September 30, 1999, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $30.8 million or 10.2%, compared to the same period in 1998. The average yield on loans decreased from 8.6% at September 30, 1998 to 8.3% at September 30, 1999.

Average Securities increased $236.5 million or 83.7% for the nine months ended September 30, 1999 when compared to the same period in 1998. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities increased to 6.2% during the nine months ended September 30, 1999 from 5.9% during the same period in 1998.

Interest income from federal funds and other interest earning assets increased $.5 million or 103.7% for the nine months ended September 30, 1999 when compared to the same period in 1998 as a result of the average balance increase of 135.9%. The average yield decreased from 6.0% in 1998 to 5.2% at September 30, 1999 due to lower federal funds rates.

Total interest expense increased $9.1 million or 52.8% to $26.3 million during the nine months ended September 30, 1999 as compared to $17.2 million during the same period in 1998. The increase was attributable to an increase in Average Interest Bearing Liabilities of $254.6 million or 51.9% while the average yield remained unchanged at 4.7% from September 30, 1998 to September 30, 1999. Average Interest Bearing Deposits increased $36.4 million or 10.1% while the average rate paid decreased from 4.3% at September 30, 1998 to 4.1% at September 30, 1999. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $98.5 million or 167.1% as compared to the same period in 1998. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $109.6 million or 173.6% compared to $63.1 million at September 30, 1998. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities, and nonspecified real estate loans.

Average Long Term Junior Subordinated Debentures increased $10.2 million or 103.7% from September 30, 1998 to September 30, 1999 as a result of the issuance of the Preferred Securities. The increase is due to the fact the Junior Subordinated Debentures were not issued until May 18, 1998.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

       SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES



                                       AVERAGE                    YIELD OR       AVERAGE                   YIELD OR
                                       VOLUME        INTEREST     RATE PAID       VOLUME      INTEREST     RATE PAID
                                      ----------    ----------    ----------    ----------   ----------   ----------
                                                             (Dollars in thousands)
                                      Nine Months Ended September 30, 1999      Nine Months Ended September 30, 1998
                                      --------------------------------------    ------------------------------------

INTEREST EARNING
ASSETS:
 Loans                                $  332,171    $   20,654           8.3%   $  301,335   $   19,424          8.6%
 Investment Securities(1)(2)             163,487         8,164           6.7%       89,102        4,796          7.2%
 Mortgage-backed Securities(2)           355,651        15,845           6.0%      193,496        7,633          5.3%
 Other Interest Earning
   Assets                                 22,877           886           5.2%        9,697          435          6.0%
                                      ----------    ----------                  ----------   ----------

TOTAL INTEREST EARNING
ASSETS                                $  874,186    $   45,549           7.0%   $  593,630   $   32,288          7.3%
                                      ==========    ==========                  ==========   ==========


INTEREST BEARING LIABILITIES:
 Deposits                             $  394,795    $   12,121           4.1%   $  358,432   $   11,554          4.3%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                              7,501           271           4.8%        5,028          207          5.5%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas              149,903         5,780           5.2%       53,908        2,164          5.4%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas              172,678         6,897           5.3%       63,110        2,690          5.7%
 Long Term Junior
  Subordinated  Debentures                20,000         1,275           8.5%        9,817          623          8.5%
                                      ----------    ----------                  ----------   ----------

TOTAL INTEREST BEARING
LIABILITIES                           $  744,877    $   26,344           4.7%   $  490,295   $   17,238          4.7%
                                      ==========    ==========    ----------    ==========   ==========   ----------
NET INTEREST SPREAD                                                      2.3%                                    2.6%
                                                                  ==========                              ==========

(1) Interest income includes taxable-equivalent adjustments of $1,567 and $1,272 as of September 30, 1999 and 1998, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $6.8 million for the nine months ended September 30, 1999 compared to $5.8 million for the same period in 1998. Deposit services income increased $1.1 million or 29.4% for the nine months ended September 30, 1999 compared to the same period in 1998. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from September 30, 1998 to September 30, 1999. Other noninterest income increased $.5 million or 47.2% for the nine months ended September 30, 1999 primarily as a result of increases in mortgage servicing release fees income. Gains on sales of securities decreased $.7 million for the nine months ended September 30, 1999 compared to the same period in 1998. During the quarter, short-term municipal securities were sold and were replaced with tax free loans made by the Company's loan department. In addition, short-term U.S. Treasury and agency securities were sold and replaced primarily with premium mortgage backed securities. Sales of securities available for sale were the result of changes in economic conditions as intermediate and long-term interest rates increased over 134 basis points from the lows of last fall due to concerns of increased inflation and the rate of growth in the economy.

The market value of the available for sale and held to maturity securities portfolio at September 30, 1999 was $547.6 million with a net unrealized loss on that date of $12.0 million. The net unrealized loss is comprised of $13.6 million in unrealized losses and $1.6 million in unrealized gains.

Noninterest Expense

Noninterest expense was $16.8 million for the nine months ended September 30, 1999, compared to $14.2 million for the same period of 1998, representing an increase of $2.6 million or 18.4%.

Salaries and employee benefits increased $1.8 million or 21.4% during the nine months ended September 30, 1999 when compared to the same period in 1998. Direct salary expense and payroll taxes increased $1.2 million as a result of personnel additions for the nine months ended September 30, 1999 when compared to the same period in 1998. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $.3 million or 56.1% for the nine months ended September 30, 1999 when compared to the same period in 1998. Health insurance expense increased $.3 million or 44.4% for the nine months ended September 30, 1999 when compared to the same period in 1998.

Net occupancy expense increased $.3 million or 19.7% for the nine months ended September 30, 1999 compared to the same period in 1998, largely due to higher real estate taxes, depreciation expense and the opening of three new branches in 1998.

Other noninterest expense increased $.3 million or 12.1% for the nine months ended September 30, 1999 when compared to the same period in 1998. The increase was due primarily to ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.

Provision for Income Taxes

The provision for the income tax expense for the nine months ended September 30, 1999 was 19.6% compared to 17.6% for the nine months ended September 30, 1998. The increase is due to higher pretax income.

Capital Resources

Total shareholders' equity for the Company at September 30, 1999, of $37.4 million was down $9 million from December 31, 1998, and represented 3.8% of total assets at September 30, 1999 compared to 5.3% of total assets at December 31, 1998. Increases to shareholders' equity during the nine months ended September 30, 1999 were net income of $5.3 million, common stock (12,801 shares) issued through dividend reinvestment of $32,000 and $54,000 due to the exercise of 21,358 shares of incentive stock options. Decreases to shareholders' equity consisted of $1.0 million in dividends paid to shareholders, the purchase of 57,185 shares of treasury stock for $1.1 million, and a decrease of $12.7 million in net unrealized gains on securities available for sale.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 1999, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less are the principal sources of asset liquidity. At September 30, 1999, these investments were 21.1% of Total Assets. Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits and by the lack of significant dependence on public fund deposits.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas. Total Average Loans increased $30.8 million or 10.2% from the nine months ended September 30, 1998 to September 30, 1999. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

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

For the third quarter and nine months ended September 30, 1999, loan charge-offs were $230,000 and $547,000 and recoveries were $68,000 and $219,000, respectively, resulting in net charge-offs of $162,000 and $328,000. For the third quarter and nine months ended September 30, 1998, net charge-offs were $255,000 and $685,000, respectively.

The decrease in net charge-offs for the nine months ended September 30, 1999 occurred primarily as a result of one commercial loan charge-off in the first quarter of 1998. The remainder was due to the large volume of consumer loan charge-offs in the first quarter of 1998. As a result of these and other factors, the necessary provision expense was estimated at $1.0 million for the nine months ended September 30, 1999.

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

Total nonperforming assets at September 30, 1999 were $2,366,000, up $364,000 or 18.2% from $2,002,000 at December 31, 1998. From December 31, 1998 to September 30, 1999, nonaccrual loans increased $273,000 or 63.2% to $705,000. At September 30, 1999, nonaccrual loans represented .2% of total loans and 16.5% of reserve for loan losses. Loans 90 days past due or more increased $216,000 or 37.5% to $792,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Other real estate increased $36,000 or 18.5% to $231,000. Restructured loans decreased $74,000 or 15.6% to $399,000. Repossessed assets decreased $87,000 or 26.7%.

Expansion

During the third quarter of 1999, the Company opened a third full service branch in Longview, Texas.

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

In order to address the Y2K issue, the Company developed and implemented a five phase plan divided into the following major components:

             1.   awareness
             2.   assessment
             3.   renovation
             4.   validation
             5.   implementation

The Company completed all phases of the plan with customer awareness ongoing. Other important segments of the Y2K plan are to identify those loan customers whose possible lack of Y2K preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Y2K operating problems.

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

The Company limited internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has determined that it has little to no exposure to contingencies related to the Y2K issue for products it has sold.

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

The Company developed contingency plans which represent enhancements of the Company's existing business resumption plans to safeguard the Company under various Y2K scenarios. The contingency plans are designed to address critical system failures. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security and other contingency service suppliers.

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

Y2K compliance costs incurred to date total approximately $395,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. At this time management currently estimates additional Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases, at between $40,000 and $90,000. The estimated costs associated with the Y2K project have decreased from the original estimate. The Company's testing indicates less hardware purchases will be required than originally estimated. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Y2K issue in conjunction with the Company's ongoing programs for updating and expanding its delivery infrastructure. The aforementioned Y2K project cost estimate may change as the Company progresses in its Y2K program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Y2K effort.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
               No.
             -------
               27    -    Financial Data Schedule for the nine months ended
                          September 30, 1999.

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
                                           (Principal Executive Officer)


DATE:   11-10-99
     ----------------------


                                       /s/ LEE R. GIBSON
                                       ----------------------------------------
                                           Lee R. Gibson, Executive Vice
                                           President (Principal Financial
                                           and Accounting Officer)



DATE:   11-10-99
     ----------------------

                                  EXHIBIT INDEX


EXHIBIT NO                    DESCRIPTION
----------                    -----------

    27                   Financial Data Schedule for the nine months ended
                         September 30, 1999.
