Form 10-K405
period 1999-12-31
SOUTHSIDE BANCSHARES INC
filed 2000-03-14
CIK 705432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K
(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
                              EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO
                                                   ----    ----
                         COMMISSION FILE NUMBER 0-12247

                           Southside Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

            TEXAS                                    75-1848732
   (State of incorporation)            (I.R.S. Employer Identification No.)

  1201 S. BECKHAM AVENUE, TYLER, TEXAS                 75701
(Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (903) 531-7111

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       As of March 2, 2000, 3,636,515 shares of common stock of Southside Bancshares, Inc. were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant as of February 9, 2000 was $49,510,878.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 20, 2000. (Part III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company") is a Texas corporation organized in 1982 that serves as a bank holding company for Southside Bank (the "Bank"), a Texas-chartered bank organized in 1960. The Company owns all of the capital stock of Southside Delaware Financial Corporation, a Delaware corporation ("Southside Delaware"), that in turn owns all of the capital stock of the Bank. The Company and the Bank are headquartered in Tyler, Texas, which is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area, which has a population of approximately 171,000, and is the largest independent bank headquartered in East Texas. At December 31, 1999, the Company had total assets of $1.0 billion, loans of $387.4 million, deposits of $587.5 million, and shareholders' equity of $37.7 million.

       The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and nonprofit organizations in its primary market area. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

       The Bank's consumer loan services include 1-4 family residential mortgage loans and home improvement loans, automobile loans and other installment loans. The Bank began offering home equity loans in January 1998 when a new Texas law first permitting such loans took effect. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion and commercial real estate loans. The Bank also offers construction loans primarily for owner-occupied 1-4 family residential and commercial real estate.

       The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 1999, the Bank's trust department managed approximately $178 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, L.C., the Bank offers full retail investment services to its customers. In early 1997, the Company formed a consumer finance subsidiary, Countywide Loans, Inc. ("Countywide"), to provide basic financial services such as small loans, check cashing and money orders to individuals.

       The Bank considers its primary market area to be all of Smith and Gregg Counties, Texas, and, to a lesser extent, portions of adjoining counties. The principal economic activities in the Bank's market area include the retail, distribution, manufacturing, medical services, education and oil and gas industries. The Bank serves this market through twelve full service branch locations, including seven branches located in grocery stores. The branches are located in and around Tyler and Longview. The Company opened three branches in 1998 and 1999 in Longview, Texas, a city located approximately 35 miles east of Tyler in adjoining Gregg County. Two longtime Longview banking veterans have joined the Bank to lead the Company in its expansion into the Longview market area. The Company's television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the Greater Longview area. The Bank also maintains three motor bank facilities, and Countywide maintains one location. The Bank's customers may also access various banking services through 20 automated teller machines ("ATMs") owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone, internet and electronic banking products that allow the Bank's customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

       The Company reported net income of $7.9 million and $5.3 million and diluted earnings per share of $2.10 and $1.39 for the years ended December 31, 1999 and 1998, respectively. The Company instituted a cash dividend in 1970 and has paid dividends each year since that time.

       The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Texas Department of Banking (the "TDB") and the Federal Depository Insurance Corporation (the "FDIC"), and are subject to numerous laws and regulations relating to the extension of credit and making of loans to individuals.

       The administrative offices of the Company are located at 1201 S. Beckham Avenue, Tyler, Texas 75701, and the telephone number is 903-531-7111. The Company's website can be found at www.southside.com.

MARKET AREA

       The Company's market area is primarily Smith and Gregg Counties in East Texas. During 1998 and 1999, the Company opened three branches in Gregg County. While the Gregg County market area is expected to grow during the coming years, at present, Tyler, Texas in Smith County, represents the Company's primary market area.

       Tyler's industry base is a diverse mix that includes oil and gas, manufacturing, distribution, conventions and tourism, as well as retirement relocation, to name a few. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ several thousand individuals.

LENDING ACTIVITIES

       The Company's main objective is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas. Total loans as of December 31, 1999 increased $67.7 million or 21.2% while the average balance was up $37.2 million or 12.2% when compared to 1998. Real estate loans as of December 31, 1999 increased $56.9 million or 33.1% from December 31, 1998. Loans to individuals decreased $.9 million or 1.1% from December 31, 1998 and commercial loans increased $11.7 million or 17.3%. The increase in real estate loans is due to a stronger real estate market and an increased commitment by the Company to residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area. Real estate and commercial loans also increased due to the growth of loans made to municipalities in Texas. Most of the loans to municipalities have tax pledges supporting them in addition to collateral. Average loans to municipalities increased approximately $3.8 million during the year ended December 31, 1999. Loans to individuals decreased due to a decision by management that effective January 2, 1998, the Company exited its indirect dealer loan line of business to concentrate more on direct automobile loans. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community.

       The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank's legal lending limit at December 31, 1999 was $7.5 million. The Bank's largest loan relationship at December 31, 1999 was approximately $6.8 million.

       The average yield on loans for the year ended December 31, 1999 decreased to 8.26% from 8.56% for the year ended December 31, 1998. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 1999 due to competitive pressures, the changing mix of the loan portfolio and a lower average prime rate in 1999 compared to 1998. The U.S. prime interest rate decreased 75 basis points during the latter part of 1998 beginning September 1998. Prime increased 75 basis points during 1999, but did not begin increasing until June 1999, at which time prime increased 25 basis points. The final 25 basis point increase did not occur until November 1999. As a result, the prime rate, which is used as a basis to price numerous loans, was on average lower in 1999 than in 1998.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Company's subsidiary, Southside Bank, makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 1999 and 1998, these loans totaled $8.8 million and $9.1 million or 23.3% and 19.6% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

       LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans, Commercial Loans, and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Lending, Construction Loans and Commercial Real Estate Loans.

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 1999, the vast majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $228.7 million in real estate loans, $112.7 million or 49.3% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. A significant portion of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

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

       The Company's fixed rate 1-4 family residential mortgage loans generally have maturities ranging from seven to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan. The Company also makes seven to 30 year amortizing loans with a balloon feature, typically due in fifteen years or less.

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

       Construction Loans

       The Company's construction loans are collateralized by property located primarily in the Company's market area. The Company's emphasis for construction loans is directed toward properties that will be owner occupied. Occasionally, construction loans for projects built on speculation are financed, but these typically have substantial secondary sources of repayment. The Company's construction loans to individuals generally have fixed interest rates during the construction period. Construction loans to individuals are typically made in connection with the granting of the permanent loan on the property.

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

       LOANS TO INDIVIDUALS

       The Bank is a major consumer lender in its trade territory and has been for many years. The majority of consumer loans outstanding are those secured by vehicles, including the "indirect" vehicle loan portfolio, which at December 31, 1999 was approximately $11.1 million. The indirect vehicle loans on the Company's books were originated through automobile dealers but underwritten directly by the Company using the same underwriting guidelines used for its direct vehicle loans. However, due to market forces that were contributing to declining profit margins on indirect vehicle loans, the Company exited the indirect vehicle loan program effective January 2, 1998 to concentrate on direct vehicle loans. Direct vehicle loans accounted for approximately $62.4 million at December 31, 1999. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan. Other major categories for the remainder of the portfolio include loans secured by boats and cash or equivalently secured loans.

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

       LOAN PORTFOLIO COMPOSITION

       The following table sets forth loan totals net of unearned discount by category for the years presented:

                                                                             December 31,
                                                   ----------------------------------------------------------------
                                                       1999         1998          1997         1996         1995
                                                   -----------  -----------  -----------  -----------   -----------
                                                                            (in thousands)
  Real Estate Loans:
     Construction..............................    $    18,489  $    10,509  $    10,299  $     7,821   $     4,558
     1-4 Family Residential....................        112,699       93,215       76,243       62,356        49,909
     Other.....................................         97,556       68,140       55,802       57,198        54,436
  Commercial Loans.............................         79,722       67,977       61,972       51,307        44,217
  Loans to Individuals.........................         78,980       79,882       91,719       79,485        75,658
                                                   -----------  -----------  -----------  -----------   -----------

     Total Loans...............................    $   387,446  $   319,723  $   296,035  $   258,167   $   228,778
                                                   ===========  ===========  ===========  ===========   ===========

The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 1999, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                                  After One
                                                               Due in One         but within           After Five
                                                              Year or Less        Five Years             Years
                                                             ----------------   ----------------   ----------------
                                                                                 (in thousands)
Construction Loans.........................................  $         14,362   $          3,674   $            453
Real Estate Loans-Other....................................            55,948             93,581             60,726
Commercial Loans...........................................            49,512             21,261              8,949
All Other Loans............................................            39,133             35,956              3,891
                                                             ----------------   ----------------   ----------------
      Total Loans..........................................  $        158,955   $        154,472   $         74,019
                                                             ================   ================   ================

Loans with Maturities After
  One Year for Which:                   Interest Rates are Fixed or Predetermined                  $        227,788
                                        Interest Rates are Floating or Adjustable                  $         19,489

     * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

       LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

       The loan loss reserve in place at the end of each year is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Third, Southside Bank is regulated and examined by the FDIC and/or the Texas Department of Banking on an annual basis.

       At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary reserves. A list of loans, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal review officer. This list is updated on a periodic basis, but no less than quarterly by the servicing officer in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

       In addition to maintaining an ongoing review of the loan portfolio, the internal review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to determine the amount of nonspecifically allocated reserve necessary, in addition to the portion which is specifically allocated by loan. The internal review officer also uses the loan portfolio data collected to determine the allocation of reserve for loan loss appropriate for the risk in each of the Company's major loan categories.

       As of December 31, 1999, the Company's review of the loan portfolio indicates that a loan loss reserve of $4.6 million is adequate.

       The table on the following page summarizes the average amount of net loans outstanding; changes in the reserve for loan losses arising from loans charged-off and recoveries on loans previously charged-off; additions to the reserve which have been charged to operating expense; the ratio of net loans charged-off to average loans outstanding; and an allocation of the reserve for loan loss.

                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

                                                                                Years Ended December 31,
                                                          --------------------------------------------------------------
                                                             1999         1998         1997         1996         1995
                                                          ----------   ----------   ----------   ----------   ----------
                                                                               (dollars in thousands)
Average Net Loans Outstanding..........................   $  341,466   $  304,255   $  274,577   $  243,925   $  209,141
                                                          ==========   ==========   ==========   ==========   ==========

Balance of Reserve for Loan Loss at
    Beginning of Period................................   $    3,564   $    3,370   $    3,249   $    3,317   $    3,137
                                                          ----------   ----------   ----------   ----------   ----------

Loan Charge-Offs:
Real Estate-Construction...............................
Real Estate-Other......................................                      (175)                                   (36)
Commercial Loans.......................................         (114)        (405)        (525)         (70)         (61)
Loans to Individuals...................................         (651)        (769)        (704)        (768)        (502)
                                                          ----------   ----------   ----------   ----------   ----------

Total Loan Charge-Offs ................................         (765)      (1,349)      (1,229)        (838)        (599)
                                                          ----------   ----------   ----------   ----------   ----------

Recovery on Loans Previously Charged off:
Real Estate-Construction...............................                                     10
Real Estate-Other......................................            5           36           14            7          272
Commercial Loans.......................................          106           90          133           78          546
Loans to Individuals...................................          209          202          188          185          261
                                                          ----------   ----------   ----------   ----------   ----------

Total Recovery of Loans Previously Charged-Off.........          320          328          345          270        1,079
                                                          ----------   ----------   ----------   ----------   ----------

Net Loan (Charge-Offs) Recoveries......................         (445)      (1,021)        (884)        (568)         480

Provision (Credit) for Loan Loss.......................        1,456        1,215        1,005          500         (300)
                                                          ----------   ----------   ----------   ----------   ----------

Balance at End of Period...............................   $    4,575   $    3,564   $    3,370   $    3,249   $    3,317
                                                          ==========   ==========   ==========   ==========   ==========

Ratio of Net Charge-Offs (Recoveries)
    to Average Loans Outstanding.......................          .13%         .34%         .32%         .23%        (.23%)
                                                          ==========   ==========   ==========   ==========   ==========



Allocation of Reserve for Loan Loss (dollars in thousands):

                                                                          December 31,
                                         --------------------------------------------------------------------------------
                                               1999            1998             1997            1996            1995
                                         --------------   --------------  --------------  ---------------  --------------
                                                 % of             % of            % of            % of             % of
                                         Amount  Total    Amount Total    Amount  Total   Amount  Total    Amount  Total
                                         ------- ------   ------ -------  ------- ------  ------- -------  ------- ------

Real Estate-Construction................ $    91   2.0%   $   52    1.5%  $    52   1.5%  $    39    1.2%  $    23    .7%

Real Estate-Other.......................   1,804  39.4%    1,291   36.2%    1,087  32.3%    1,059   32.6%    1,209  36.4%

Commercial Loans........................   1,558  34.1%    1,182   33.2%    1,181  35.0%    1,129   34.7%    1,059  31.9%

Loans to Individuals....................   1,077  23.5%    1,017   28.5%    1,040  30.9%      948   29.2%      934  28.2%

Unallocated.............................      45   1.0%       22     .6%       10    .3%       74    2.3%       92   2.8%
                                         ------- -----    ------ ------   ------- -----   ------- ------   ------- -----

Balance at End of Period................ $ 4,575   100%   $3,564    100%  $ 3,370   100%  $ 3,249    100%   $3,317   100%
                                         ======= =====    ====== ======   ======= =====   ======= ======   ======= =====



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

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines:

                                                                          NONPERFORMING ASSETS
                                                                         (dollars in thousands)

                                                                              December 31,
                                                  -----------------------------------------------------------------
                                                      1999         1998          1997         1996         1995
                                                  ------------ ------------  -----------  -----------  ------------
Loans 90 Days Past Due:
   Real Estate..................................  $        233 $        412  $       454  $       214  $        266
   Loans to Individuals.........................            58           44          232          170           203
   Commercial...................................            48          120           56           88           183
                                                  ------------ ------------  -----------  -----------  ------------
                                                           339          576          742          472           652
                                                  ------------ ------------  -----------  -----------  ------------
Loans on Nonaccrual:
   Real Estate..................................                          2          108          646           486
   Loans to Individuals.........................           281          263          177          113           116
   Commercial...................................           422          167        1,059          774           654
                                                  ------------ ------------  -----------  -----------  ------------
                                                           703          432        1,344        1,533         1,256
                                                  ------------ ------------  -----------  -----------  ------------
Restructured Loans:
   Real Estate..................................           178          197          214          230           243
   Loans to Individuals.........................           214          222          189          108            49
   Commercial...................................            56           54           32           62            44
                                                  ------------ ------------  -----------  -----------  ------------
                                                          448          473           435          400           336
                                                  ------------ ------------  -----------  -----------  ------------

Total Nonperforming Loans.......................         1,490        1,481        2,521        2,405         2,244

Other Real Estate Owned.........................           140          195          364          273           273
Repossessed Assets..............................           209          326          206          262           240
                                                  ------------ ------------  -----------  -----------  ------------

Total Nonperforming Assets......................  $      1,839 $      2,002  $     3,091  $     2,940  $      2,757
                                                  ============ ============  ===========  ===========  ============

Percentage of Total Assets......................            .2%          .2%          .5%          .6%           .6%

Percentage of Loans and Leases,
   Net of Unearned Income.......................            .5%          .6%         1.0%         1.1%          1.2%

       Total nonperforming assets decreased $163,000 between December 31, 1998 and December 31, 1999. Nonperforming assets as a percentage of assets remained the same as the previous year at .2% and as a percentage of loans decreased .1% to .5%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 1999 in the opinion of management, the Company had $.2 million of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                                                                         Valuation      Carrying
                                                                           Total         Allowance       Value
                                                                        ------------   ------------  ------------
Commercial Loans....................................................... $        422   $        225  $        197
Loans to Individuals...................................................          281             44           237
                                                                        ------------   ------------  ------------

Balance at December 31, 1999........................................... $        703   $        269  $        434
                                                                        ============   ============  ============


                                                                                         Valuation      Carrying
                                                                           Total         Allowance       Value
                                                                        ------------   ------------  ------------
Real Estate Loans...................................................... $          2   $             $          2
Commercial Loans.......................................................          167             32           135
Loans to Individuals...................................................          263             49           214
                                                                        ------------   ------------  ------------

Balance at December 31, 1998........................................... $        432   $         81  $        351
                                                                        ============   ============  ============

       For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $565,000 and $665,000, respectively. During the years ended December 31, 1999 and 1998, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $125,000, $94,000 and $110,000 for the years ended December 31, 1999, 1998 and 1997, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $137,000, $113,000 and $336,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented (in thousands):


                                                                           Years Ended December 31,
                                                          -------------------------------------------------------
                                                                1999               1998                1997
                                                          ----------------   -----------------   ----------------
Balance at beginning of year...........................   $            658   $             672   $            946
    Acquisition of OREO................................                 61
    Disposition of OREO................................               (658)                (14)              (274)
                                                          ----------------   -----------------   ----------------
Balance at end of year.................................   $             61   $             658   $            672
                                                          ================   =================   ================

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

       Average Securities increased $214 million or 65.6% during the year ended December 31, 1999 compared to 1998. Beginning in the second quarter of 1998 and continuing through the second quarter ended June 30, 1999, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy consisted of borrowing long and short-term funds from FHLB Dallas and investing the funds primarily in municipal and mortgage-backed securities. This accounted for the increase in Average Securities. The mix of Average Securities between taxable and tax-exempt securities changed to 83.1% taxable and 16.9% tax-exempt for the year ended 1999 from 78.8% taxable and 21.2% tax-exempt for 1998 due to tax considerations. Average Other Interest Earning Assets, consisting primarily of Federal Funds Sold, increased $4.4 million or 129.3% during the year ended December 31, 1999 compared to 1998.

       The mix of taxable securities reflected a slight decrease in Mortgage-backed Securities. Average Mortgage-backed Securities represented 66.3% of the total securities portfolio for 1999 compared to 69.4% for 1998.

       The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio increased to $548.6 million on December 31, 1999, compared to $488.0 million on December 31, 1998, an increase of $60.6 million or 12.4%. Mortgage-backed Securities increased $6.6 million or 1.9% during 1999 when compared to 1998. State and Political Subdivisions increased $8.1 million or 8.9% during 1999. U.S. Treasury securities decreased during 1999 compared to 1998 by $9.7 million or 50.7%, U.S. Government Agency securities increased $42.3 million or 194.8% and Other Stocks and Bonds increased $13.4 million or 86.3% in 1999 compared to 1998 due to increased purchases of corporate bonds and increases in FHLB Dallas equity securities. During 1999 the two to ten year treasury rates increased approximately 170 basis points and the 30 year treasury rate increased 139 basis points. During the first half of 1999, as rates began to increase, the Company sold a portion of its longer term municipal securities and intermediate term mortgage-backed securities and replaced them primarily with premium mortgage-backed collateral pools and agency floaters.

       As rates continued to increase, the Company purchased additional premium mortgage-backed securities balanced with discount mortgage-backed securities primarily with intermediate term average lives. In the fourth quarter, with rates up significantly, the Company purchased some longer term municipals and U.S. Agency securities balanced with short-term agency securities and premium mortgage-backed securities.

       The market value of the Securities portfolio at December 31, 1999 was $544.7 million, which represented a net unrealized loss on that date of $10.0 million. The net unrealized loss was comprised of $11.2 million in unrealized losses and $1.2 million of unrealized gains. Net unrealized gains and losses on securities available for sale, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the available for sale securities portfolio using an array of interest rate assumptions.

       During the year ended December 31, 1999, the Company transferred a total of $132.4 million securities from AFS to HTM due to changes in market conditions and ALCO objectives. Of the total transferred, $66.3 million were investment securities and $66.1 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $5.6 million, net of tax, at the date of transfer. There were no securities transferred from AFS to HTM during the year ended December 31, 1998. There were no sales from the HTM portfolio during the years ended December 31, 1999 or 1998.

       The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities at December 31, 1999 and 1998 (in thousands):


                                                                                       December 31,
                                                                       --------------------------------------------
                                                                               1999                     1998
                                                                       -------------------     --------------------
Available for Sale:

U.S. Treasury .....................................................    $             9,467     $             19,198
U.S. Government Agencies...........................................                 21,168                   21,377
Mortgage-backed Securities:
   Direct Govt. Agency Issues......................................                232,855                  229,707
   Other Private Issues............................................                 40,821                  103,487
State and Political Subdivisions...................................                 55,543                   90,533
Other Stocks and Bonds.............................................                 28,609                   15,510
                                                                       -------------------     --------------------

      Total........................................................    $           388,463     $            479,812
                                                                       ===================     ====================


                                                                                         December 31,
                                                                       --------------------------------------------
                                                                               1999                   1998
                                                                       -------------------     --------------------
Held to Maturity:

U.S. Government Agencies...........................................    $            42,871     $                347
Mortgage-backed Securities:
   Direct Govt. Agency Issues......................................                 14,967                    7,810
   Other Private Issues............................................                 58,931
State and Political Subdivisions...................................                 43,048
Other Stocks and Bonds.............................................                    289
                                                                       -------------------     --------------------

      Total........................................................    $           160,106     $              8,157
                                                                       ===================     ====================

       The maturities classified according to the sensitivity to changes in interest rates of the December 31, 1999 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                       MATURING OR REPRICING
                                      -------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

                                                                After 1 But         After 5 But
                                           Within 1 Yr.         Within 5 Yrs.       Within 10 Yrs         After 10 Yrs.
                                      -------------------  --------------------  --------------------  --------------------
Available For Sale:                     Amount     Yield       Amount    Yield      Amount     Yield      Amount     Yield
                                      ----------  -------  -----------  -------  -----------   ------  -----------  -------
U.S. Treasury........................ $    8,474    5.54%  $       993    5.24%  $                     $
U.S. Government Agencies.............     10,244    6.21%        4,965    6.36%        5,959    7.37%
Mortgage-backed Securities...........     44,329    7.07%      112,991    7.06%       71,159    6.95%       45,197    6.82%
State and Political Subdivisions.....      1,020    8.00%        2,666    8.20%        9,949    7.70%       41,908    7.68%
Other Stocks and Bonds...............     19,045    5.01%        3,438    6.46%                              6,126    6.12%
                                      ----------           -----------           -----------           -----------

     Total........................... $   83,112    6.35%  $   125,053    7.03%  $    87,067    7.06%  $    93,231    7.16%
                                      ==========           ===========           ===========           ===========



                                                                       MATURING OR REPRICING
                                      -------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

                                                                After 1 But         After 5 But
                                           Within 1 Yr.         Within 5 Yrs.       Within 10 Yrs         After 10 Yrs.
                                      -------------------  --------------------  --------------------  --------------------
Held to Maturity:                       Amount     Yield       Amount    Yield      Amount     Yield      Amount     Yield
                                      ----------  -------  -----------  -------  -----------   ------  -----------  -------
U.S. Government Agencies............  $                    $     7,944    6.75%  $    18,009     6.61% $    16,918     7.53%
Mortgage-backed Securities..........       6,820     6.58%      12,361    6.94%       48,144     6.57%       6,573     6.77%
State and Political Subdivisions             450     7.11%       1,415    7.34%        1,400     7.65%      39,783     8.23%
Other Stocks and Bonds..............                                                                           289     7.77%
                                      ----------           -----------           -----------           -----------

Total...............................  $    7,270     6.61% $    21,720    6.90%  $    67,553     6.60% $    63,563     7.89%
                                      ==========           ===========           ===========           ===========


DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $72.5 million or 14.1% in Total Deposits during 1999 provided the Company with funds for the growth in loans and a portion of the growth in securities. Time Deposits increased $24.0 million or 9.8% during 1999 compared to 1998. Noninterest Bearing Demand Deposits increased $28.2 million or 23% during 1999. Interest Bearing Demand Deposits increased $17.7 million or 13.5% and Saving Deposits increased $2.6 million or 14.9% during 1999. The latter three categories, which are considered the lowest cost deposits, comprised 54.4% of total deposits at December 31, 1999 compared to 52.6% at December 31, 1998. The increase in Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Loans.

       The following table sets forth the Company's deposits by category for the years ended December 31, 1999 and 1998:


                                                                                 Years Ended December 31,
                                                                         ------------------------------------------
                                                                              1999                      1998
                                                                         -----------------       ------------------
                                                                                      (in thousands)
Noninterest Bearing Demand Deposits....................................  $         150,629       $          122,440
Interest Bearing Demand Deposits.......................................            148,625                  130,940
Savings Deposits.......................................................             20,282                   17,649
Time Deposits..........................................................            268,008                  244,005
                                                                         -----------------       ------------------

        Total Deposits.................................................  $         587,544       $          515,034
                                                                         =================       ==================

       During the year ended December 31, 1999, total time deposits of $100,000 or more increased $7.5 million or 8.3% from December 31, 1998. This increase was due to overall bank growth which accounted for an increase of $19.1 million in time certificates of deposit at year ended December 31, 1999, and more than offset the decrease in Public Funds of $11.6 million at December 31, 1999.

       The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 1999 and 1998 (in thousands):

                                                   December 31 ,1999                     December 31, 1998
                                     ---------------------------------------- ----------------------------------------
                                          Time         Other                     Time         Other
                                      Certificates     Time                   Certificates     Time
                                       of Deposit    Deposits       Total      of Deposit     Deposits       Total
                                     ------------- ------------ ------------- ------------  ------------ -------------
Three months or less................ $      29,146 $     11,256 $      40,402 $     20,201  $     29,930 $      50,131
Over three to six months............        14,345       13,228        27,573       10,201         6,564        16,765
Over six to twelve months...........        11,377          459        11,836       13,560                      13,560
Over twelve months..................        18,536                     18,536       10,380                      10,380
                                     ------------- ------------ ------------- ------------  ------------ -------------

        Total....................... $      73,404 $     24,943 $      98,347 $     54,342  $     36,494 $      90,836
                                     ============= ============ ============= ============  ============ =============


       Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $62.4 million or 50.4% during 1999 when compared to 1998. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management committee ("ALCO") objectives.

       Long-term Obligations primarily consisting of FHLB Dallas advances and Junior Subordinated Debentures increased $18.7 million during 1999 to $194.7 million or a 10.6% increase when compared to $176.0 million in 1998. The advances were obtained from FHLB Dallas as part of a strategically planned increase in balance sheet leverage to achieve certain ALCO objectives. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities. On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 Preferred Securities (the "Junior Subordinated Debentures") at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's the East Texas economy entered into a recovery and growth period that continues as we enter the year 2000. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete more vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998 federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions will have a competitive advantage. Currently, the Company must compete against some institutions located in East Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition it faces to continue to increase.

EMPLOYEES

       At December 31, 1999, the Company employed approximately 337 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 1999, were as follows:

B. G. Hartley (Age 70), Chairman of the Board of the Company since 1983. He was elected President of the Company in 1982. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 52), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Company's subsidiary, Southside Bank since 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

Robbie N. Edmonson (Age 67), Vice Chairman of the Board of the Company. He is currently Vice Chairman of the Board and Chief Administrative Officer of the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 48), Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Company's subsidiary, Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 43), Executive Vice President and Chief Financial Officer of the Company and Executive Vice President and Director of the Company's subsidiary, Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

Titus E. Jones (Age 55), Executive Vice President of the Company's subsidiary, Southside Bank, since 1987. He joined Southside Bank in 1965.

Lonny R. Uzzell (Age 46), Executive Vice President of the Company's subsidiary, Southside Bank. He joined Southside Bank in 1981 as an officer in Marketing.

H. Andy Wall (Age 59), Executive Vice President of the Company's subsidiary, Southside Bank, since 1984. He joined Southside Bank in 1968 and became an officer in 1969.

James F. Deakins (Age 66), Senior Vice President - Loan Review of the Company since 1988. He joined Southside Bank in 1987 as a Vice President in commercial lending.

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

         In addition, the FRB has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum

Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the FRB will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1999, the FRB had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

         The Gramm-Leach-Bliley Act. Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), enacted on November 12, 1999 with an effective date of March 11, 2000, expands the types of activities in which a bank holding company may engage. Subject to various limitations, Gramm-Leach-Bliley generally permits bank holding companies to elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities, and activities which the FRB considers to be closely related to banking. A bank holding company may become a financial holding company under the new statute if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the FRB that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the BHC Act.

         Under the new legislation, the FRB serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Gramm-Leach-Bliley also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

         Implementing regulations under Gramm-Leach-Bliley have not yet been promulgated in final form, and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will elect to become a financial holding company.

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

         Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other things, such loans must be approved by the Bank's board of directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.

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

         The Riegle-Neal Act. In addition, in 1994 Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). That statute provides for nationwide interstate banking and branching subject to certain aging and deposit covenants. The Riegle-Neal Act authorizes banks to merge across state lines, thereby creating interstate branches. Current Texas law permits interstate branching only through acquisition of a financial institution that is at least 5 years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Accordingly, a bank outside the state generally cannot branch on a de novo basis into Texas. The new law permits the TDB to approve de novo branching by state-chartered institutions located in states that would permit Texas institutions to branch on a de novo basis into those states. The statute applies to institutions located in 13 states, but it is possible that, over the next few years, additional states will provide for reciprocity in de novo branching, thereby providing for broader application. The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

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

         FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well capitalized" if it has a total Risk-Based Capital Ratio of 10% or more, a Core Capital Ratio of 6% or more and a Leverage Ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8% or more, a Core Capital Ratio of 4% or more and a Leverage Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8%, a Core Capital Ratio of less than 4% or a Leverage Ratio of less than 4%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6%, a Core Capital Ratio of less than 3% and a Leverage Ratio of less than 3%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2%. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position (but not to "critically undercapitalized") if it receives a less-than-satisfactory examination rating by its examiners with respect to its asset quality, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

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

         Furthermore, if a state nonmember bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank. If a bank is classified as "significantly undercapitalized" or "critically undercapitalized," the FDIC is required to take one or more prompt corrective actions. These actions include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as "critically undercapitalized," FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

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

         The federal banking agencies have established guidelines, effective August 9, 1995, which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and management compensation. The agencies may require an institution that fails to meet the standards set forth in the guidelines to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Company cannot predict what effect such guidelines will have on the Bank.

         Deposit Insurance. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2000 to a debt service assessment of $.016 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Bank is required to pay annual deposit premiums to BIF in the amount of $.016 per hundred dollars of deposits. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

         Management of the Company and the Bank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and polices and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

CAPITAL GUIDELINES

       Southside Bank is regulated by the TDB and the FDIC. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

       On December 31, 1999, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 1999 were in excess of the minimum requirements.

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

ECONOMIC ENVIRONMENT

       The monetary policies of regulatory authorities, including the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. The FRB regulates the national supply of bank credit. Among the means available to the FRB are open market operations in United States Government Securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member and nonmember bank deposits, and loans and limitations on interest rates which member banks may pay on time or demand deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

       Also see discussion of "Banking Industry in Texas" above.

ITEM 2.  PROPERTIES

       Southside Bank owns the following properties:

       o A two story building in Tyler, Texas, at 1201 South Beckham Avenue and the property adjacent to the main bank building, known as the Southside Bank Annex. These properties house the executive offices of Southside Bancshares, Inc.

       o Property and a building directly adjacent to the building housing the Southside Bank Annex. The building is referred to as the Operations Annex, where various back office lending and accounts payable operations are located.

       o Land and building located at 1010 East First Street in Tyler where Motor Bank facilities are located.

       o 2.21 acres of land located at the intersection of South Broadway Avenue and Grande Boulevard in Tyler. The tract is occupied by Southside Bank's South Broadway branch, which currently provides a full line of banking services.

       o Property on South Broadway Avenue near the South Broadway branch where Motor Bank facilities are located.

       o Twenty Automatic Teller Machines (ATM) facilities located throughout Smith and Gregg Counties.

       o Building located in the downtown square of Tyler which houses Southside Bank's Downtown branch, providing a full line of banking services.

       o Gentry Parkway branch and Motor Bank facility at 2121 West Gentry Parkway in Tyler.

       o Property at 2001 Judson Road in Longview, Texas, where the Company will construct a permanent branch facility complete with Motor Bank facilities.

       The Company completed expansion and remodeling of its annex building, immediately across the parking lot from the bank headquarters during 1999.

       The Company purchased property in Longview, Texas at 2001 Judson Road during 1998. Construction of a permanent branch facility at this location began during 1999 and is expected to be completed during 2000.

      The Company began an addition to the operations annex building located on the property of the bank's headquarters during 1999. Completion is anticipated during 2000.

      The Company has a contingent contract on property in Lindale on Highway 69, north of Interstate 20. The Company plans to build a branch facility with Motor Bank facilities in the near future.

ITEM 3.  LEGAL PROCEEDINGS

       Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 1999, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

       The Company's common stock began trading on the Nasdaq National Market on May 14, 1998 under the symbol "SBSI." Prior to that the Company's common stock was not actively traded on any established public trading market. The high/low prices shown below represent the closing prices on the Nasdaq National Market for the period from May 14, 1998 to December 31, 1999. Prior to May 14, 1998 high/low prices shown below were acquired from shareholders voluntarily advising the transfer agent. Accordingly, the market information is incomplete. However, the per share prices listed below are, to the Company's knowledge, generally representative of transactions for the periods reported. During the third quarter of 1999, 1998 and 1997, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock dividends.


      Year Ended                  1st qtr.              2nd qtr.             3rd qtr.              4th qtr.
-----------------------     -------------------   -------------------   ------------------    -----------------
December 31, 1999           $     19.11 - 16.37   $     17.38 - 16.19   $    23.54 - 16.80    $   24.03 - 17.58
December 31, 1998           $     19.50 - 16.10   $     26.08 - 19.84   $    24.50 - 16.19    $   19.05 - 16.19

       See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,103 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 29, 2000.

DIVIDENDS

       Cash dividends declared and paid were $.40 per share for the years ended December 31, 1999, 1998 and 1997. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 1999, 1998 and 1997. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 1999. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report (in thousands, except per share data).

                                                                As of and For the Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1999          1998          1997         1996         1995
                                                   -----------  -----------  -----------  -----------   -----------
Investment Securities............................  $   182,452  $   132,794  $    71,835  $    57,825   $    76,919
                                                   ===========  ===========  ===========  ===========   ===========

Mortgage-backed and Related Securities...........  $   347,574  $   341,004  $   141,413  $   114,356   $    99,407
                                                   ===========  ===========  ===========  ===========   ===========

Loans, Net of Reserve for Loan Loss..............  $   382,871  $   316,159  $   292,665  $   254,918   $   225,461
                                                   ===========  ===========  ===========  ===========   ===========

Total Assets.....................................  $ 1,012,565  $   876,329  $   571,189  $   482,755   $   448,673
                                                   ===========  ===========  ===========  ===========   ===========

Deposits.........................................  $   587,544  $   515,034  $   462,674  $   425,950   $   388,308
                                                   ===========  ===========  ===========  ===========   ===========

Long-term Obligations............................  $   194,704  $   176,027  $    28,547  $     9,096   $    13,686
                                                   ===========  ===========  ===========  ===========   ===========

Interest & Deposit Service Income................  $    67,468  $    49,030  $    39,168  $    34,593   $    32,342
                                                   ===========  ===========  ===========  ===========   ===========

Net Income.......................................  $     7,924  $     5,351  $     5,006  $     4,205   $     4,532
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Basic................  $      2.17  $      1.44  $      1.34  $      1.11   $      1.21
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Diluted..............  $      2.10  $      1.39  $      1.30  $      1.10   $      1.19
                                                   ===========  ===========  ===========  ===========   ===========

Cash Dividends Declared Per Common Share.........  $       .40  $       .40  $       .40  $       .40   $       .35
                                                   ===========  ===========  ===========  ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 1999, 1998 and 1997 and financial condition as of December 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock dividends.

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

FINANCIAL CONDITION

       Total assets increased $136.2 million or 15.5% to $1.0 billion at December 31, 1999 from $876.3 million at December 31, 1998. The increase was primarily attributable to a $66.7 million increase in net loans and a $60.6 million increase in the securities portfolio. The securities portfolio totaled $548.6 million at December 31, 1999 compared to $488.0 million at December 31, 1998. Beginning in the second quarter of 1998 and continuing through the second quarter ended June 30, 1999, the Company leveraged the balance sheet to offset interest expense associated with Trust Preferred Securities issued by the Company during May 1998. The leverage strategy consisted of borrowing long and short-term funds from FHLB Dallas and investing the funds primarily in municipal and mortgage-backed securities. During 1999 the two to ten year treasury rates increased approximately 170 basis points and the 30 year treasury rate increased 139 basis points. During the first half of 1999, as rates began to increase, the Company sold a portion of its longer term municipal securities and intermediate term mortgage-backed securities and replaced them primarily with premium mortgage-backed collateral pools and agency floaters.

       As rates continued to increase, the Company purchased additional premium mortgage-backed securities balanced with discount mortgage-backed securities primarily with intermediate term average lives. In the fourth quarter, with rates up significantly, the Company purchased some longer term municipals and U.S. Agency securities balanced with short-term agency securities and premium mortgage-backed securities.

       During the year ended December 31, 1999, the Company transferred a total of $132.4 million securities from AFS to HTM due to changes in market conditions and ALCO objectives. Of the total transferred, $66.3 million were investment securities and $66.1 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $5.6 million, net of tax, at the date of transfer. There were no securities transferred from AFS to HTM during the year ended December 31, 1998. There were no sales from the HTM portfolio during the years ended December 31, 1999 or 1998.

       At December 31, 1999, net loans were $382.9 million compared to $316.2 million at December 31, 1998. The increase in loans and securities was funded primarily by Federal Home Loan Bank ("FHLB") Dallas advances and retail deposit growth.

       Nonperforming assets at December 31, 1999 totaled $1.8 million, representing .2% of total assets, compared to $2.0 million or .2% of total assets at December 31, 1998. Nonaccruing loans increased to $.7 million and the ratio of nonaccruing loans to total loans increased to .2% at December 31, 1999 as compared to $.4 million or .1% at December 31, 1998. Real estate owned decreased to $140,000 at December 31, 1999 from $195,000 at December 31, 1998.

       Deposits increased $72.5 million to $587.5 million at December 31, 1999 from $515.0 million at December 31, 1998. FHLB Dallas advances were $355.9 million at December 31, 1999, an $81.9 million increase from $274.0 million at December 31, 1998. Short-term FHLB Dallas advances increased $63.2 million to $181.2 million at December 31, 1999 from $118.0 million at December 31, 1998. Long-term FHLB Dallas advances increased $18.7 million to $174.7 million at December 31, 1999 from $156.0 million at December 31, 1998. Other borrowings at December 31, 1999 and 1998 totaled $24.8 million and $25.7 million, respectively, and at December 31, 1999 consisted of $4.8 million short-term borrowings and $20.0 million of Long-term Junior Subordinated Debentures. On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

       Shareholders' equity at December 31, 1999 totaled $37.7 million compared to $46.4 million at December 31, 1998. The decrease primarily reflects the decrease in the accumulated other comprehensive income of $14.4 million, repurchase of 74,075 shares of the outstanding stock at an average price of $18.70 per share and the declaration of cash dividends partially offset by the net income recorded for the year ended December 31, 1999.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 1999, 1998 and 1997. The information should be reviewed in conjunction with the other financial statements. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.

                                                                     AVERAGE BALANCES AND YIELDS
                                                                        (dollars in thousands)
                                                                               Years Ended
                                      -------------------------------------------------------------------------------------------
                                              December 31, 1999             December 31, 1998             December 31, 1997
                                      ------------------------------    ---------------------------    --------------------------
                                         AVG.                   AVG.      AVG.                 AVG.      AVG.                AVG.
ASSETS                                 BALANCE    INTEREST     YIELD    BALANCE   INTEREST    YIELD    BALANCE   INTEREST   YIELD
------                                ---------   ---------     ----   ---------  ---------    ----   ---------  ---------   ----

INTEREST EARNING ASSETS:
Loans(1)............................  $ 341,466   $  28,198     8.26%  $ 304,255  $  26,051    8.56%  $ 274,577  $  23,847   8.68%
Securities:
Inv. Sec. (Taxable)(3)..............     73,806       4,391     5.95%     22,974      1,316    5.73%     20,294      1,238   6.10%
Inv. Sec. (Tax-Exempt)(2)(3)........     91,084       6,756     7.42%     69,270      5,270    7.61%     38,768      3,049   7.86%
Mortgage-backed Sec.(3) ............    358,258      22,080     6.16%    226,359     12,116    5.35%    120,977      7,729   6.39%
Marketable Equity Sec...............     17,180         911     5.30%      7,700        449    5.83%      2,415        129   5.34%
Interest Earning Deposits...........      2,936         175     5.96%        962         60    6.24%        602         34   5.65%
Federal Funds Sold..................      4,914         247     5.03%      2,462        137    5.56%      2,285        129   5.65%
                                      ---------   ---------            ---------  ---------           ---------  ---------
Total Interest Earning Assets.......    889,644      62,758     7.05%    633,982     45,399    7.16%    459,918     36,155   7.86%
                                                  ---------                       ---------                      ---------
NONINTEREST EARNING ASSETS:
Cash and Due From Banks.............     29,548                           23,754                         23,945
Bank Premises and Equipment.........     19,891                           17,781                         14,693
Other Assets........................     11,961                           13,961                         10,518
   Less:  Reserve for Loan Loss.....     (4,040)                          (3,492)                        (3,355)
                                      ---------                        ---------                      ---------

Total Assets........................  $ 947,004                        $ 685,986                      $ 505,719
                                      =========                        =========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
INTEREST BEARING LIABILITIES:
 Savings Deposits...................  $  19,272         493     2.56%  $  17,280        467    2.70%  $  16,173        446   2.76%
 Time Deposits......................    246,110      12,372     5.03%    220,421     11,605    5.26%    206,873     11,000   5.32%
 Interest Bearing
    Demand Deposits.................    135,122       3,680     2.72%    125,004      3,413    2.73%    117,496      3,265   2.78%
 Short-term Interest
    Bearing Liabilities.............    162,287       8,535     5.26%     66,786      3,513    5.26%     14,222        773   5.44%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas.........    175,028       9,236     5.28%     84,836      4,701    5.54%     12,151        721   5.93%
 Long-term Junior
    Subordinated Debentures.........     20,000       1,700     8.50%     12,383      1,048    8.50%
                                      ---------   ---------            ---------  ---------           ---------  ---------
 Total Interest Bearing Liabilities.    757,819      36,016     4.75%    526,710     24,747    4.70%    366,915     16,205   4.42%
                                                  ---------                       ---------                      ---------

NONINTEREST BEARING LIABILITIES:
Demand Deposits.....................    137,499                          105,779                         94,005
Other Liabilities...................      9,956                           10,417                          6,873
                                      ---------                        ---------                      ---------
Total Liabilities...................    905,274                          642,906                        467,793

SHAREHOLDERS' EQUITY................     41,730                           43,080                         37,926
                                      ---------                        ---------                      ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...............  $ 947,004                        $ 685,986                      $ 505,719
                                      =========                        =========                      =========

NET INTEREST INCOME.................              $  26,742                       $  20,652                      $  19,950
                                                  =========                       =========                      =========

NET YIELD ON AVERAGE
 EARNING ASSETS.....................                            3.01%                          3.26%                         4.34%
                                                                ====                           ====                          ====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $2,070, $1,722 and $988 as of December 31, 1999, 1998 and 1997, respectively.

(3) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: For the years ended December 31, 1999, 1998 and 1997, loans totaling $703, $432 and $1,344, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

                                                                                Years Ended December 31,
                                                                                  1999 Compared to 1998
                                                                        ----------------------------------------
                                                                           Average       Average      Increase
                                                                           Volume         Yield      (Decrease)
                                                                        ------------   -----------   -----------
INTEREST INCOME:
   Loans............................................................... $      3,098   $      (951)  $     2,147
   Investment Securities (Taxable).....................................        3,022            53         3,075
   Investment Securities (Tax-Exempt) (1)..............................        1,621          (135)        1,486
   Mortgage-backed Securities..........................................        8,505         1,459         9,964
   Marketable Equity Securities........................................          499           (37)          462
   Federal Funds Sold..................................................          122           (12)          110
   Interest Earning Deposits...........................................          118            (3)          115
                                                                        ------------   -----------   -----------
      Total Interest Income............................................       16,985           374        17,359
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................           52           (26)           26
   Time Deposits.......................................................        1,253          (486)          767
   Interest Bearing Demand Deposits....................................          276            (9)          267
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................        5,023            (1)        5,022
   FHLB Dallas Advances................................................        4,748          (213)        4,535
   Long-term Junior Subordinated Debentures............................          652                         652
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................       12,004          (735)       11,269
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      4,981   $     1,109   $     6,090
                                                                        ============   ===========   ===========


                                                                                Years Ended December 31,
                                                                                  1998 Compared to 1997
                                                                        ----------------------------------------
                                                                           Average       Average      Increase
                                                                           Volume         Yield      (Decrease)
                                                                        ------------   -----------   -----------
INTEREST INCOME:
   Loans............................................................... $      2,545   $      (341)  $     2,204
   Investment Securities (Taxable).....................................          145           (67)           78
   Investment Securities (Tax-Exempt) (1)..............................        2,324          (103)        2,221
   Mortgage-backed Securities..........................................        5,812        (1,425)        4,387
   Marketable Equity Securities........................................          307            13           320
   Federal Funds Sold..................................................           10            (2)            8
   Interest Earning Deposits...........................................           23             3            26
                                                                        ------------   -----------   -----------
      Total Interest Income............................................       11,166        (1,922)        9,244
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................           30            (9)           21
   Time Deposits.......................................................          712          (107)          605
   Interest Bearing Demand Deposits....................................          206           (58)          148
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................        2,764           (24)        2,740
   FHLB Dallas Advances................................................        4,024           (44)        3,980
   Long-term Junior Subordinated Debentures............................        1,048                       1,048
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................        8,784          (242)        8,542
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      2,382   $    (1,680)  $       702
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

     COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 1999
                         COMPARED TO DECEMBER 31, 1998

OVERVIEW

       During the year ended December 31, 1999, the Company's net income increased $2.6 million or 48.1% to $7.9 million, from $5.3 million for the same period in 1998. The increase in net income was primarily attributable to an increase in interest income which was partially offset by an increase in noninterest expense and provision for loan losses. The results of operations of the Company are primarily those of the Bank.

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

           Net interest income increased for the year ended December 31, 1999 $5.7 million or 30.3% compared to the same period in 1998. Beginning during the second quarter of 1998 and continuing into 1999, the Company leveraged the balance sheet to offset the interest expense associated with the Trust Preferred Securities issued. The leverage strategy produced a resulting spread for the leveraged portion of the balance sheet which was significantly less than the Company's previous average. The leverage strategy was fully implemented by the second quarter of 1999. The Company's spread and margin reached its low point during that quarter. Due to the Company's overall balance sheet strategy, which is to replace securities with loan growth and replace FHLB Dallas borrowings with deposits, the spread is expected to increase in future quarters. During the second half of the year ended December 31, 1999, the Company's spread gradually increased. Interest income for the year ended December 31, 1999 increased $17.0 million or 38.9% to $60.7 million compared to the same period in 1998. The increased interest income in 1999 was attributable to the increase in Average Interest Earning Assets during the year which was partially offset by a decrease in the Average Interest rate earned. Average Interest Earning Assets, totaling $889.6 million at December 31, 1999, increased $255.7 million or 40.3% over December 31, 1998 primarily as a result of increases in Average Investment and Mortgage-backed securities, and to a lesser extent, Average Loans. During the year ended December 31, 1999, the mix of the Company's Interest Earning Assets reflected a decrease in Loans compared to the prior year end as Loans averaged 38.4% of Total Average Interest Earning Assets compared to 48.0% during 1998, a direct result of the leverage strategy adopted by the Company. Securities averaged 60.7% of the total and Other Interest Earning Asset categories averaged
 .9% for December 31, 1999. During 1998 the comparable mix was 51.5% in Securities and .5% in the Other Interest Earning Asset categories. The overall yield on Investment, Mortgage-backed and Marketable Equity securities increased 45 basis points to 6.32% during 1999 compared to the same period in 1998. This was a result of overall higher interest rates, decreased prepayment speeds on premium mortgage-backed securities which lead to decreased amortization expense and an increase for the year ended December 31, 1999 in the average tax-free municipal securities portfolio. The average yield on the Average Interest Earning Assets decreased 11 basis points during the year ended December 31, 1999 as compared to 1998 primarily as a result of the decrease in the average yield on loans and the increase in the overall mix of earning assets with lower yielding securities. The average yield on loans for the year ended December 31, 1999 decreased to 8.26% from 8.56% for the year ended December 31, 1998. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 1999 due to competitive pressures, the changing mix of the loan portfolio and a lower average prime rate in 1999 compared to 1998. The U.S. prime interest rate decreased 75 basis points during the latter part of 1998 beginning September

1998. Prime increased 75 basis points during 1999, but did not begin increasing until June 1999, at which time prime increased 25 basis points. The final 25 basis point increase did not occur until November 1999. As a result, the prime rate, which is used as a basis to price numerous loans, was on average lower in 1999 than in 1998. The increase in interest income on Loans of $2.1 million or 8.2% was the result of the increase in Average Loans during 1999 which more than offset the decrease in average yield on loans during 1999. Interest income on securities increased $14.6 million in 1999 or 84.0% compared to 1998 due to the increase in the Average Securities and the increase in the average yield of securities during 1999.

       The increase in interest expense for the year ended December 31, 1999 of $11.3 million or 45.5% was attributable to an increase in Average Interest Bearing Liabilities of $231.1 million or 43.9% along with the increase in the average rate paid on Interest Bearing Liabilities of 5 basis points. The average rate paid increased due to an average increase in the ratio of the higher interest bearing liabilities during 1999. Average Time Deposits increased $25.7 million or 11.7% while the average rate paid decreased 23 basis points along with an increase in Average Interest Bearing Demand Deposits of $10.1 million or 8.1% and an increase in Average Savings Deposits of $2.0 million or 11.5%. Average Noninterest Bearing Demand Deposits increased during 1999 $31.7 million or 30.0%. The latter three categories, which are considered the lowest cost deposits, comprised 54.3% of total average deposits during the year ended December 31, 1999 compared to 53.0% during 1998 and 52.4% during 1997. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans. Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $185.7 million or 122.5%, a direct result of the Company's leverage strategy, and contributed to the higher interest expense in 1999 and were the primary source of funding the increase in Average Investment, Mortgage-backed and Marketable Equity securities.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 1999, 1998 and 1997:


                                                                        COMPOSITION OF DEPOSITS
                                                                         (dollars in thousands)

                                                                          Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                            1999                  1998                   1997
                                                   --------------------  -------------------   --------------------
                                                     AVG.         AVG.      AVG.        AVG.       AVG.        AVG.
                                                    BALANCE       RATE    BALANCE       RATE     BALANCE      RATE
                                                   ---------      -----  ---------      ----   ---------      -----
Noninterest Bearing Demand Deposits..............  $ 137,499       N/A   $ 105,779       N/A   $  94,005       N/A
Interest Bearing Demand Deposits.................    135,122      2.72%    125,004      2.73%    117,496      2.78%
Savings Deposits.................................     19,272      2.56%     17,280      2.70%     16,173      2.76%
Time Deposits....................................    246,110      5.03%    220,421      5.26%    206,873      5.32%
                                                   ---------             ---------             ---------

     Total Deposits..............................  $ 538,003      3.08%  $ 468,484      3.31%  $ 434,547      3.39%
                                                   =========             =========             =========


       Average Long-term Junior Subordinated Debentures increased $7.6 million or 61.5%, a result of the sale of 2,000,000 Preferred Securities on May 18, 1998 at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter. This increase in Average Long-term Junior Subordinated Debentures also contributed to the higher average rate paid in 1999 when compared to 1998.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1999 was $1.5 million compared to $1.2 million for December 31, 1998. For the year ended December 31, 1999, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $.4 million, a decrease of 56.4% compared to December 31, 1998. For the year ended December 31, 1998, net charge-offs on loans were $1.0 million.

       The decrease in net charge-offs for 1999 is reflective of the overall economy in the Company's primary market area. Net charge-offs for real estate loans, commercial loans and loans to individuals all decreased.

       As of December 31, 1999, the Company's review of the loan portfolio indicates that a loan loss reserve of $4.6 million is adequate.

NONINTEREST INCOME

       Noninterest income is an important source of earnings. The Company intends to maximize noninterest income in the future by looking for new fee income services to provide customers, continuing to review service charge schedules and competitively and profitably pricing those services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1999 and the comparable year ended December 31, 1998 and indicates the percentage changes (dollars in thousands):

                                                                              Years Ended
                                                                               December 31,
                                                                     -----------------------------         Percent
                                                                          1999            1998             Change
                                                                     -------------   -------------        --------
Deposit services..................................................   $       6,780   $       5,353          26.7%
Gain on sales of securities available for sale....................             149           1,260         (88.2%)
Trust income......................................................             631             528          19.5%
Other.............................................................           1,672           1,162          43.9%
                                                                     -------------   -------------

Total noninterest income..........................................   $       9,232   $       8,303          11.2%
                                                                     =============   =============

       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. Total noninterest income for the year ended December 31, 1999 increased 11.2% or $.9 million compared to 1998. Securities gains decreased $1.1 million or 88.2% from 1998. Of the $149,000 in net securities gains from the AFS portfolio in 1999, there were $856,000 in realized gains and $707,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee (ALCO) and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio. The increase in deposit services income of $1.4 million or 26.7% was a result of the introduction of a new overdraft privilege program in June 1997 and a new free checking account program introduced during the first quarter of 1999, which increased overdraft fees, increased numbers of deposit accounts and increased deposit activity. Trust income increased $103,000 or 19.5% due to growth in the Trust department. Other noninterest income increased $.5 million or 43.9% primarily as a result of increases in mortgage servicing release fees income of $.3 million and an increase in income from Countywide Finance Company of $.1 million.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1999 and the comparable year ended December 31, 1998 and indicates the percentage changes:

                                                                              Years Ended
                                                                              December 31,
                                                                     ----------------------------            Percent
                                                                          1999          1998                 Change
                                                                     -------------   ------------           ---------
                                                                             (in thousands)
Salaries and employee benefits....................................   $     13,427    $     11,318            18.6%
Net occupancy expense.............................................          2,842           2,370            19.9%
Equipment expense.................................................            537             457            17.5%
Advertising, travel and entertainment.............................          1,322           1,124            17.6%
Supplies..........................................................            494             461             7.2%
Postage...........................................................            419             352            19.0%
Other.............................................................          3,483           3,361             3.6%
                                                                     -------------   ------------
Total noninterest expense.........................................   $     22,524    $     19,443            15.8%
                                                                     =============   ============

       Noninterest expense for the year ended December 31, 1999 increased $3.1 million or 15.8% when compared to the year ended December 31, 1998. Salaries and employee benefits increased $2.1 million or 18.6% due to several factors. Direct salary expense and payroll taxes increased $1.6 million or 16.2% as a result of personnel additions to staff the three new branches opened in the second half of 1998, overall bank growth and pay increases. Retirement expense increased $.3 million or 41.5% for the year ended December 31, 1999 due to increasing numbers of employees covered by the retirement plan, increased contributions to the Company's ESOP and additional deferred compensation expense incurred during 1999. Health insurance expense increased $.2 million or 27.6% for the year ended December 31, 1999 due to increased health claims expense.

       Net occupancy expense increased $.5 million or 19.9% for the year ended December 31, 1999 compared to the same period in 1998, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the three new branches opened in the second half of 1998.

       Equipment expense increased $.1 million or 17.5% for the year ended December 31, 1999 when compared to 1998 due to increased equipment usage at the three new branch locations opened in the second half of 1998 and increased equipment costs associated with equipment maintenance.

       Advertising expense increased $.2 million or 17.6% for the year ended December 31, 1999 compared to the same period in 1998. The increase occurred due to increases in direct advertising during 1999 as a result of the opening of the three new branches in 1998 and new products introduced in 1999. Donations also increased during the year ended December 31, 1999 and are included in this total.

       Postage expense increased $.1 million or 19.0% for the year ended December 31, 1999 compared to the same period in 1998, largely due to the increased numbers of deposit accounts and increased volume.

       Other expense increased $.1 million or 3.6% during the year ended December 31, 1999 compared to 1998. The increase was due primarily to ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.

INCOME TAXES

       Income tax expense was $2.0 million for the year ended December 31, 1999 and represented a $.8 million or 63.4% increase from the year ended December 31, 1998. The effective tax rate as a percentage of pre-tax income was 20.2% in 1999, 18.6% in 1998 and 25.2% in 1997. The increase in the effective tax rate and income tax expense for 1999 was primarily a result of higher taxable income.


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

NET INTEREST INCOME

       Net interest income decreased $32,000 or .2% for the year ended December 31, 1998 compared to the same period in 1997. Interest income for the year ended December 31, 1998 increased $8.5 million or 24.2% to $43.7 million compared to the same period in 1997. The increased interest income in 1998 was attributable to the increase in Average Interest Earning Assets during the year. Average Interest Earning Assets, totaling $634.0 million at December 31, 1998, increased $174.1 million or 37.8% over December 31, 1997 primarily as a result of increases in Average Investment and Mortgage-backed Securities and, to a lesser extent, Average Loans. During the year ended December 31, 1998 the mix of the Company's Interest Earning Assets reflected a decrease in Loans compared to the prior year end as Loans averaged 48.0% of Total Average Interest Earning Assets compared to 59.7% during 1997. Securities averaged 51.5% of the total and Other Interest Earning Asset categories averaged .5% for December 31, 1998. During 1997 the comparable mix was 39.7% in Securities and .6% in the Other Interest Earning Asset categories. The average yield on the Average Interest Earning Assets decreased 70 basis points during the year ended December 31, 1998 as compared to 1997 primarily as a result of the decrease in the average yield on securities. The overall yield on Investment and Mortgage-backed securities decreased 79 basis points to 5.87% during 1998 compared to the same period in 1997. This was a result of overall lower interest rates, increased prepayment speeds on premium mortgage-backed securities which lead to increased amortization expense and an increase for the year ended December 31, 1998 in the average tax-free municipal securities portfolio. The increase in interest income on Loans of $2.2 million or 9.2% was the result of the increase in Average Loans during 1998. Interest income on securities increased $6.3 million in 1998 or 56.2% compared to 1997 primarily due to the increase in the Average Securities during 1998.

       The increase in interest expense for the year ended December 31, 1998 of $8.5 million or 52.7% was attributable to an increase in Average Interest Bearing Liabilities of $159.8 million or 43.6% along with the increase in the average rate paid on Interest Bearing Liabilities of 28 basis points. Average Time Deposits increased $13.5 million or 6.5% while the average rate paid decreased 6 basis points along with an increase in Average Interest Bearing Demand Deposits of $7.5 million or 6.4% and an increase in Average Savings Deposits of $1.1 million or 6.8%. Average Noninterest Bearing Demand Deposits increased during 1998 $11.8 million or 12.5%. The latter three categories, which are considered the lowest cost deposits, comprised 53.0% of total average deposits during the year ended December 31, 1998 compared to 52.4% during 1997 and 52.8% during 1996. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans. Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $137.6 million or 521.9% which contributed to the higher interest expense in 1998.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1998 and 1997 was $1.2 million and $1.0 million, respectively. For the year ended December 31, 1998, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $1.0 million, an increase of 15.5% compared to December 31, 1997. For the year ended December 31, 1997, net charge-offs on loans were $.9 million. The increase in net charge-offs for 1998 occurred primarily as a result of the increase in loans over the past four years which have grown $118.7 million, $73.3 million of which were real estate loans, and increased bankruptcies which caused the charge-offs for loans to individuals to remain consistent with last year's charge off level.

NONINTEREST INCOME

       Total noninterest income for the year ended December 31, 1998 increased 46.5% or $2.6 million compared to 1997. Securities gains increased $1.0 million or 440.8% from 1997. Of the $1,260,000 in net securities gains from the AFS portfolio in 1998, there were $1,321,000 in realized gains and $61,000 in realized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. The increase in deposit services income of $1.4 million or 33.8% was a result of the introduction of a new overdraft privilege program, increased numbers of deposit accounts and increased deposit activity. Trust income increased $131,000 or 33.0% due to the growth in the Trust Department. Other noninterest income increased $.1 million or 12.3% primarily as a result of increases in mortgage servicing release fees income.

NONINTEREST EXPENSE

       Noninterest expense for the year ended December 31, 1998 increased $2.5 million or 14.9% when compared to the year ended December 31, 1997. Salaries and employee benefits increased $1.4 million or 14.5% due to several factors. Direct salary expense and payroll taxes increased $1.3 million as a result of personnel additions to staff three new branches opened in 1998, overall bank growth and pay increases. Retirement expense decreased $155,000 or 29.5% for the year ended December 31, 1998.

       Net occupancy expense increased $.3 million or 13.5% for the year ended December 31, 1998 compared to the same period in 1997, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of three new branches opened in 1998.

       Equipment expense increased $43,000 or 10.4% for the year ended December 31, 1998 when compared to 1997 due to increased equipment usage at three new branch locations opened in 1998 and increased equipment costs associated with equipment maintenance.

       Advertising expense increased $118,000 or 11.7% for the year ended December 31, 1998 compared to the same period in 1997. The increase occurred due to increases in direct advertising during 1998 as a result of the opening of three new branches in 1998 and new products introduced in 1998. Donations also increased during the year ended December 31, 1998 and are included in this total.

       Other expense increased $.6 million or 21.8% during the year ended December 31, 1998 compared to 1997. The increase was due primarily to consulting fees paid in relation to the introduction of the overdraft privilege product, increased ATM fees and telephone expense due to added locations. In addition, trust and legal fees increased due to bank asset and transaction growth.

INCOME TAXES

       Income tax expense was $1.2 million for the year ended December 31, 1998 and represented a $.5 million or 27.5% decrease from the year ended December 31, 1997. The decreased income tax expense was primarily a result of lower pre-tax income.

MANAGEMENT OF LIQUIDITY

       Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 1999, these investments were 13.0% of Total Assets, as compared with 19.2% for December 31, 1998, and 18.7% for December 31, 1997. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames at which interest earning assets and interest bearing liabilities are subject to changes in interest rates either at repricing or maturity. Sensitivity is measured as the difference between the volume of assets and liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are referred to as interest sensitivity gaps and are usually calculated separately for various segments of time and on a cumulative basis. Any excess of assets or liabilities results in an interest sensitivity gap. A positive gap denotes net asset sensitivity and a negative gap represents net liability sensitivity. The table on page 35 shows interest sensitivity gaps for four different intervals as of December 31, 1999.

       The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected.

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



                                                                 EXPECTED MATURITY DATE
                                                                 (dollars in thousands)

                                                                 Year Ending December 31,
                            -----------------------------------------------------------------------------------------------------
                                                                                                                         Fair
                               2000         2001         2002         2003         2004      Thereafter     Total        Value
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Fixed Rate Loans..........  $  106,612   $   58,077   $   40,006   $   31,374   $   25,015   $   73,316   $  334,400   $  323,068
                                  8.52%        8.40%        8.23%        7.95%        7.86%        7.69%        8.18%

Adjustable Rate Loans.....      32,854        1,876        4,244        1,453        4,411        7,505       52,343       52,343
                                  9.52%        9.20%        9.60%        9.59%        8.84%        9.44%        9.45%
Mortgage-backed
Securities................      46,222       39,185       33,335       28,455       24,377      176,000      347,574      345,553
                                  7.11%        7.08%        7.06%        7.04%        7.01%        6.79%        6.93%
Investments and Other
Interest Earning Assets...      29,624        9,057        4,803        3,192        4,369      150,585      201,630      199,811
                                  5.31%        6.43%        6.74%        6.61%        7.59%        7.50%        7.10%
Total Interest
Earning Assets............  $  215,312   $  108,195   $   82,388   $   64,474   $   58,172   $  407,406   $  935,947   $  920,775
                                  7.93%        7.77%        7.74%        7.52%        7.56%        7.26%        7.55%

Savings Deposits..........  $    2,704   $    1,352   $            $            $            $   16,226   $   20,282   $   18,423
                                  2.57%        2.57%                                               2.57%        2.57%

NOW Deposits..............       9,779        4,890                                              58,678       73,347       64,661
                                  1.99%        1.99%                                               1.99%        1.99%

Money Market Deposits.....      10,038        5,018                                              60,222       75,278       73,346
                                  3.38%        3.38%                                               3.38%        3.38%

Certificates of Deposit...     196,307       44,933       16,164        4,301        6,303                   268,008      267,765
                                  5.02%        5.66%        5.86%        5.29%        5.46%                     5.19%

FHLB Dallas Advances......     182,169       40,864       29,287       36,417       11,409       55,780      355,926      348,392
                                  5.35%        5.02%        5.22%        5.42%        5.34%        5.76%        5.37%

Other Borrowings..........       4,819                                                           20,000       24,819       24,819
                                  4.69%                                                            8.50%        7.76%

Total Interest
Bearing Liabilities.......  $  405,816   $   97,057   $   45,451   $   40,718   $   17,712   $  210,906   $  817,660   $  797,406
                                  5.03%        5.04%        5.45%        5.41%        5.38%        4.05%        4.83%

         Residential fixed rate loans are assumed to have annual prepayment rates between 10% and 18% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 6% and 18%. Consumer loans are assumed to prepay at an annualized rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 10% to 30%. Premium mortgage-backed securities have interest rate risk associated with prepayment of principal. If overall rates trend down, mortgages may prepay faster causing the yield to decline on the premium mortgage-backed securities. If rates increase, mortgages may prepay slower, increasing the yield and average life of premium mortgage-backed securities.

       The Company assumes 80% of savings accounts, transaction accounts and Money Market accounts at December 31, 1999, are core deposits and are, therefore, expected to roll-off after five years. The remaining savings accounts are assumed to roll-off over the first eighteen months. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

       The following table sets forth certain information as of December 31, 1999 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):


Rate Sensitive Assets (RSA)                   1-3 Mos.     4-12 Mos.        1-5 Yrs.    Over 5 Yrs.     Total
                                          -------------   -----------    ------------   -----------   ------------
Loans(1)................................. $      88,523   $    70,432    $    154,472   $    73,316   $    386,743
Securities...............................        46,093        44,289         146,773       311,414        548,569
Other Interest
  Earning Assets.........................           635                                                        635
                                          -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Assets.............. $     135,251   $   114,721    $    301,245   $   384,730   $    935,947
                                          =============   ===========    ============   ===========   ============

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits................ $      85,227   $   133,601    $     82,961   $   135,126   $    436,915
Other Interest
  Bearing Liabilities....................       117,164        69,824         117,977        75,780        380,745
                                          -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Liabilities......... $     202,391   $   203,425    $    200,938   $   210,906   $    817,660
                                          =============   ===========    ============   ===========   ============

Gap (2)..................................       (67,140)      (88,704)        100,307       173,824        118,287
Cumulative Gap...........................       (67,140)     (155,844)        (55,537)      118,287
Cumulative Ratio of RSA
  to RSL.................................           .67           .62             .91          1.14           1.14
Gap/Total Earning Assets.................          (7.2%)        (9.5%)          10.7%         18.6%          12.6%



-------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 1999.

(2)  Gap equals Total RSA minus Total RSL.

         The Asset Liability Management Committee of Southside Bank closely monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for the Company. Rates have fluctuated several hundred basis points during the last five years. During this time, NOW, MMDA and Savings rates have moved very little. Therefore, when considering rate sensitivity, management does not consider NOW, Savings and MMDA to be one day interest rate sensitive. Management spreads these deposits into several categories from 0 to 10 years for purposes of internal evaluation. As a result of reclassifying these deposits, management considers the Company to be appropriately matched. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor the Bank's gap position along with other liquidity ratios. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

CAPITAL RESOURCES

       Total Shareholders' Equity at December 31, 1999, of $37.7 million decreased 18.8% or $8.7 million from December 31, 1998 and represented 3.7% of total assets at December 31, 1999 compared to 5.3% at December 31, 1998. The decrease in the percent of Shareholders' Equity to Total Assets is a result of the increase in the unrealized losses in the securities portfolio and the increase in Total Assets.

       Net income for 1999 of $7.9 million was the major contributor to the increase in Shareholders' Equity at December 31, 1999 along with the issuance of $.5 million in common stock (38,506 shares) through the Company's dividend reinvestment plan and incentive stock option plan. Decreases to Shareholders' Equity consisted of a net increase in unrealized losses of $14.4 million on securities available for sale, $1.4 million in dividends paid and the purchase of $1.4 million in treasury stock (74,075 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 1999, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

       To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

                                                                                                      To Be Well
                                                                                                    Capitalized Under
                                                                        For Capital                 Prompt Corrective
                                                Actual               Adequacy Purposes              Action Provisions
                                      -----------------------   ----------------------------  -----------------------------
                                        Amount         Ratio         Amount         Ratio         Amount           Ratio
                                      ----------       ------   --------------   -----------  --------------   ------------
As of December 31, 1999:

Total Capital
   (to Risk Weighted Assets)........  $   70,611       13.96%   > or = $40,473   > or = 8.0%  > or = $50,592   > or = 10.0%

Tier 1 Capital
   (to Risk Weighted Assets)........  $   61,782       12.21%   > or = $20,237   > or = 4.0%  > or = $30,355   > or = 6.0%

Tier 1 Capital
   (to Average Assets) (1)..........  $   61,782        6.20%   > or = $39,876   > or = 4.0%  > or = $49,845   > or = 5.0%


As of December 31, 1998:

Total Capital
   (to Risk Weighted Assets)........  $   63,962       14.86%   > or = $34,435   > or = 8.0%  > or = $43,044   > or = 10.0%

Tier 1 Capital
   (to Risk Weighted Assets)........  $   54,280       12.61%   > or = $17,218   > or = 4.0%  > or = $25,827   > or = 6.0%

Tier 1 Capital
   (to Average Assets) (1)..........  $   54,280        6.76%   > or = $32,108   > or = 4.0%  > or = $40,135   > or = 5.0%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

       The table below summarizes key equity ratios for the Company for the years ended December 31, 1999, 1998 and 1997.

                                                                                    Years Ended December 31,
                                                                               -----------------------------------
                                                                                1999         1998            1997
                                                                               ------       -------        -------
Percentage of Net Income to:
   Average Total Assets...............................................           .84%          .78%           .99%
   Average Shareholders' Equity.......................................         18.99%        12.42%         13.20%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic.........................         18.43%        27.78%         29.85%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted.......................         19.05%        28.78%         30.77%
Percentage of Average Shareholders'
   Equity to Average Total Assets.....................................          4.41%         6.28%          7.50%

YEAR 2000 (Y2K) ISSUE

       The Y2K issue concerned the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could have produced inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, was significantly subject to the potential impact of the Y2K issue due to the nature of financial information. The Company has passed the primary critical dates and is not aware of any significant Y2K problems affecting the Company or the marketplace.

       Y2K compliance costs incurred during 1999 and 1998 totaled approximately $395,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. Management currently estimates no additional significant Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases.

OTHER ACCOUNTING ISSUES

       On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS133 will not have a significant effect on the Company's results of operations or its financial position.

EFFECTS OF INFLATION

       The consolidated financial statements of the Company, and their related notes, have been prepared in accordance with generally accepted accounting principles, that require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike many industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this item is set forth in Part IV.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT


                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 2000, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 2000, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 2000, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required under this item beginning on page 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 20, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)
           1. Financial Statements

                  The following consolidated financial statements of Southside
              Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Income for the years ended
                     December 31,  1999, 1998 and 1997.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 1999, 1998 and 1997.
                  Notes to Consolidated Financial Statements.

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

              *, **  10 (a)(i)   -   Deferred Compensation Plan for
                                     B. G. Hartley effective February 13,
                                     1984, as amended June 28, 1990, December
                                     15, 1994, November 20, 1995 and December
                                     21, 1999 (filed as Exhibit 10(a)(i) to
                                     the Registrant's Form 10-K for the year
                                     ended December 31, 1999, and filed
                                     herewith).

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
                                     Deferred Compensation Agreement dated
                                     October 15, 1997 with Lonny Uzzell.

              *        21        -   Subsidiaries of the Registrant.

              *        23        -   Consent of Independent Accountants.

              *        27        -   Financial Data Schedule for the year ended
                                     December 31, 1999.

          ------------------------
              *  Filed herewith.
              ** Compensation plan, benefit plan or employment contract or arrangement.

     (b)  Reports on Form 8-K

          Registrant did not file any Form 8-K's during the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHSIDE BANCSHARES, INC.

                                        BY: /s/ B. G. HARTLEY
                                            -----------------------------------
                                                B. G. Hartley, Chairman of the
                                                Board and Director (Principal
                                                Executive Officer)

                                            /s/ LEE R. GIBSON
                                            -----------------------------------
                                                Lee R. Gibson, CPA, Executive
                                                Vice President (Principal
                                                Financial and Accounting
                                                Officer)


DATED:  March 9, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                          Title                                Date
      ---------                          -----                                ----
/s/    B. G. HARTLEY                     Chairman of the Board           March 9, 2000
-------------------------------------    and Director
         (B. G. Hartley)


/s/    ROBBIE N. EDMONSON                Vice Chairman of the Board      March 9, 2000
-------------------------------------    and Director
         (Robbie N. Edmonson)


/s/    SAM DAWSON                        President and Secretary         March 9, 2000
-------------------------------------    and Director
         (Sam Dawson)


/s/    FRED E. BOSWORTH                  Director                        March 9, 2000
-------------------------------------
         (Fred E. Bosworth)


/s/    HERBERT C. BUIE                   Director                        March 9, 2000
-------------------------------------
         (Herbert C. Buie)


/s/    ROLLINS CALDWELL                  Director                        March 9, 2000
-------------------------------------
         (Rollins Caldwell)


/s/    MICHAEL D. GOLLOB                 Director                        March 9, 2000
-------------------------------------
         (Michael D. Gollob)


/s/    W. D. (JOE) NORTON                Director                        March 9, 2000
-------------------------------------
         (W. D. (Joe) Norton)


/s/    PAUL W. POWELL                    Director                        March 9, 2000
-------------------------------------
         (Paul W. Powell)


/s/    WILLIAM SHEEHY                    Director                        March 9, 2000
-------------------------------------
         (William Sheehy)

                        Report of Independent Accountants



To the Shareholders and Board of Directors
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
February 25, 2000

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)


                                                                                     December 31,    December 31,
                                                                                        1999            1998
                                                                                   --------------   -------------
                                     ASSETS
Cash and due from banks........................................................... $       41,131   $      41,372
Investment securities:
   Available for sale.............................................................         96,244         132,447
   Held to maturity...............................................................         86,208             347
                                                                                   --------------   -------------
     Total Investment securities..................................................        182,452         132,794
Mortgage-backed and related securities:
   Available for sale.............................................................        273,676         333,194
   Held to maturity...............................................................         73,898           7,810
                                                                                   --------------   -------------
     Total Mortgage-backed securities and related securities......................        347,574         341,004
Marketable equity securities:
   Available for sale.............................................................         18,543          14,171
Loans:
   Loans, net of unearned discount................................................        387,446         319,723
   Less: reserve for loan losses..................................................         (4,575)         (3,564)
                                                                                   --------------   -------------
     Net Loans....................................................................        382,871         316,159
Premises and equipment, net.......................................................         21,306          19,166
Other real estate owned, net......................................................            140             195
Interest receivable...............................................................          7,563           6,065
Deferred tax asset................................................................          6,244
Other assets......................................................................          4,741           5,403
                                                                                   --------------   -------------

     TOTAL ASSETS................................................................. $    1,012,565   $     876,329
                                                                                   ==============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing............................................................ $      150,629   $     122,440
   Interest bearing...............................................................        436,915         392,594
                                                                                   --------------   -------------
     Total Deposits...............................................................        587,544         515,034
Short-term obligations:
   Federal funds purchased........................................................             75           4,168
   FHLB Dallas Advances...........................................................        181,222         118,000
   Other obligations..............................................................          4,744           1,523
                                                                                   --------------   -------------
     Total Short-term obligations.................................................        186,041         123,691
Long-term obligations:
   FHLB Dallas Advances...........................................................        174,704         156,027
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures.................................................         20,000          20,000
                                                                                   --------------   -------------
     Total Long-term obligations..................................................        194,704         176,027
Deferred tax liability............................................................                          1,184
Other liabilities.................................................................          6,604          13,980
                                                                                   --------------   -------------
     TOTAL LIABILITIES............................................................        974,893         829,916
                                                                                   --------------   -------------

     Commitments and Contingencies (Note 14 and 15)

Shareholders' equity:
   Common stock: ($2.50 par, 6,000,000 shares authorized,
      3,899,166 and 3,685,775 shares issued)......................................          9,748           9,214
   Paid-in capital................................................................         27,472          24,198
   Retained earnings..............................................................         14,583          11,391
   Treasury stock (256,251 and 182,176 shares at cost)............................         (4,544)         (3,158)
   Accumulated other comprehensive (loss) income..................................         (9,587)          4,768
                                                                                   --------------   -------------
      TOTAL SHAREHOLDERS' EQUITY..................................................         37,672          46,413
                                                                                   --------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................. $    1,012,565   $     876,329
                                                                                   ==============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                               -------------------------------------
                                                                                   1999          1998        1997
                                                                               -----------   -----------  ----------
Interest income
   Loans.....................................................................  $    28,198   $    26,051  $   23,847
   Investment securities.....................................................        9,077         4,864       3,299
   Mortgage-backed and related securities....................................       22,080        12,116       7,729
   Marketable equity securities..............................................          911           449         129
   Other interest earning assets.............................................          422           197         163
                                                                               -----------   -----------  ----------
         Total interest income...............................................       60,688        43,677      35,167
                                                                               -----------   -----------  ----------
Interest expense
   Deposits..................................................................       16,545        15,485      14,711
   Short-term obligations....................................................        8,535         3,513         773
   Long-term obligations.....................................................       10,936         5,749         721
                                                                               ------------  -----------  ----------
         Total interest expense..............................................       36,016        24,747      16,205
                                                                               -----------   -----------  ----------
Net interest income..........................................................       24,672        18,930      18,962
Provision for loan losses....................................................        1,456         1,215       1,005
                                                                               -----------   -----------  ----------
Net interest income after provision for loan losses..........................       23,216        17,715      17,957
                                                                               -----------   -----------  ----------
Noninterest income
   Deposit services..........................................................        6,780         5,353       4,001
   Gain on sales of securities available for sale............................          149         1,260         233
   Trust income..............................................................          631           528         397
   Other.....................................................................        1,672         1,162       1,035
                                                                               -----------   -----------  ----------
         Total noninterest income............................................        9,232         8,303       5,666
                                                                               -----------   -----------  ----------
Noninterest expense
   Salaries and employee benefits............................................       13,427        11,318       9,889
   Net occupancy expense.....................................................        2,842         2,370       2,089
   Equipment expense.........................................................          537           457         414
   Advertising, travel & entertainment.......................................        1,322         1,124       1,006
   Supplies..................................................................          494           461         440
   Postage...................................................................          419           352         331
   Other.....................................................................        3,483         3,361       2,759
                                                                               -----------   -----------  ----------
         Total noninterest expense...........................................       22,524        19,443      16,928
                                                                               -----------   -----------  ----------
Income before federal tax expense............................................        9,924         6,575       6,695
                                                                               -----------   -----------  ----------
Provision (benefit) for federal tax expense
   Current...................................................................        2,033         1,496       1,914
   Deferred..................................................................          (33)         (272)       (225)
                                                                               -----------   -----------  ----------
         Total income taxes..................................................        2,000         1,224       1,689
                                                                               -----------   -----------  ----------

Net Income...................................................................  $     7,924   $     5,351  $    5,006
                                                                               ===========   ===========  ==========


Net Income Per Common Share
   Basic.....................................................................  $      2.17   $      1.44  $     1.34
   Diluted...................................................................  $      2.10   $      1.39  $     1.30


     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                  Accumulated
                                                                                                     Other
                                               Compre-                                               Compre-     Total
                                               hensive                                               hensive     Share-
                                               Income   Common      Paid in   Retained   Treasury     Income    holders'
                                               (Loss)    Stock      Capital   Earnings     Stock      (Loss)     Equity
                                             ---------  --------   ---------  ---------  ---------- ---------- ----------

Balance at December 31, 1998................ $          $   9,214  $  24,198  $  11,391  $  (3,158) $   4,768  $  46,413
Net Income..................................     7,924                            7,924                            7,924
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure below)........................   (14,352)                                               (14,352)   (14,352)
Minimum pension liability adjustment........        (3)                                                    (3)        (3)
                                             ---------
Comprehensive loss.......................... $  (6,431)
                                             =========
Common stock issued (38,506 shares).........                   96        360                                         456
FAS109 - Incentive Stock Options (ISO's)....                              29                                          29
Dividends paid on common stock..............                                     (1,409)                          (1,409)
Purchase of 74,075 shares of
   treasury stock...........................                                                (1,386)               (1,386)
Stock dividend..............................                 438       2,885     (3,323)
                                                        --------   ---------  ---------  ---------- ---------- ----------

Balance at December 31, 1999................            $   9,748  $  27,472  $  14,583  $  (4,544) $  (9,587) $  37,672
                                                        =========  =========- ========== =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period................................... $ (14,254)
Less:  reclassification adjustment for
   gains included in net income.............        98
                                             ---------
Net unrealized losses on securities......... $ (14,352)
                                             =========


Balance at December 31, 1997................ $          $   8,740  $  21,290  $  10,414  $  (1,820) $   1,322  $  39,946
Net Income..................................     5,351                            5,351                            5,351
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................     3,396                                                  3,396      3,396
Minimum pension liability adjustment........        50                                                     50         50
                                             ---------
Comprehensive income........................ $   8,797
                                             =========
Common stock issued (21,160 shares).........                   53        294                                         347
FAS109 - Incentive Stock Options (ISO's)....                              42                                          42
Dividends paid on common stock..............                                     (1,359)                          (1,359)
Purchase of 71,426 shares of
   treasury stock...........................                                                (1,398)               (1,398)
Exercise of 6,000 shares of ISO's...........                                        (22)        60                    38
Stock dividend..............................                 421       2,572     (2,993)
                                                        --------   ---------  ---------  ---------- ---------- ----------

Balance at December 31, 1998................            $   9,214  $  24,198  $  11,391  $  (3,158) $   4,768  $  46,413
                                                        =========  =========- ========== =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $   4,228
Less:  reclassification adjustment for
   gains included in net income.............       832
                                             ---------
Net unrealized gains on securities.......... $   3,396
                                             =========

                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands, except share amounts)

                                                                                                  Accumulated
                                                                                                     Other
                                               Compre-                                               Compre-     Total
                                               hensive                                               hensive     Share-
                                               Income   Common      Paid in   Retained   Treasury     Income    holders'
                                               (Loss)    Stock      Capital   Earnings     Stock      (Loss)     Equity
                                             ---------  --------   ---------  ---------  ---------- ---------- ----------

Balance at December 31, 1996................ $          $   8,290  $  18,501  $   9,628  $    (777) $     842  $  36,484
Net Income..................................     5,006                            5,006                            5,006
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below)........................       445                                                    445        445
Minimum pension liability adjustment........        35                                                     35         35
                                             ---------
Comprehensive income........................ $   5,486
                                             =========
Common stock issued (18,430 shares).........                   46        280                                         326
FAS109 - Incentive Stock Options (ISO's)....                              43                                          43
Dividends paid on common stock..............                                     (1,316)                          (1,316)
Purchase of 65,464 shares of
   treasury stock...........................                                                (1,154)               (1,154)
Exercise of 11,700 shares of ISO's..........                                        (34)       111                    77
Stock dividend..............................                 404       2,466     (2,870)
                                                        --------   ---------  ---------  ---------- ---------- ----------

Balance at December 31, 1997................            $   8,740  $  21,290  $  10,414  $  (1,820) $   1,322  $  39,946
                                                        =========  ========== ========== =========  =========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $     599
Less:  reclassification adjustment for
   gains included in net income.............       154
                                             ---------
Net unrealized gains on securities.......... $     445
                                             =========


     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)


                                                                                        Years Ended December 31,
                                                                                 -------------------------------------
                                                                                     1999          1998         1997
                                                                                 -----------   -----------  ----------
OPERATING ACTIVITIES:
  Net income...................................................................  $     7,924   $     5,351  $    5,006
  Adjustments to reconcile net cash provided by operations:
    Depreciation ..............................................................        1,474         1,397       1,215
    Amortization of premium....................................................        4,657         5,229       1,589
    Accretion of discount and loan fees........................................       (1,774)         (660)       (780)
    Provision for loan losses..................................................        1,456         1,215       1,005
    FAS109-Incentive stock options.............................................           29            42          43
    Gain on sale of securities available for sale..............................         (149)       (1,260)       (233)
    Gain on sale of assets.....................................................          (86)          (51)        (12)
    Gain on sale of other real estate owned....................................         (129)          (32)
    Increase in interest receivable............................................       (1,498)       (2,147)       (618)
    Decrease (increase) in other assets........................................          331        (2,270)        923
    Increase in deferred tax asset.............................................          (33)          (87)       (225)
    Increase in interest payable...............................................          702           558         598
    (Decrease) increase in other payables......................................       (4,862)        7,883         167
                                                                                 -----------   -----------  ----------
        Net cash provided by operating activities..............................        8,042        15,168       8,678

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale.............       81,700        62,413      31,037
    Proceeds from sale of mortgage-backed securities available for sale........      111,969        46,515      37,247
    Proceeds from maturities of investment securities available for sale.......       26,093        10,322      16,366
    Proceeds from maturities of mortgage-backed securities available for sale..       89,702        79,121      33,389
    Proceeds from maturities of investment securities held to maturity.........        3,347           457         936
    Proceeds from maturities of mortgage-backed securities held to maturity....        2,357         5,899      10,214
    Purchases of investment securities available for sale......................     (149,299)     (130,138)    (61,370)
    Purchases of mortgage-backed securities available for sale.................     (222,610)     (333,304)   (108,788)
    Purchases of investment securities held to maturity........................      (21,708)
    Purchases of mortgage-backed securities held to maturity...................       (2,258)
    Purchases of marketable equity securities available for sale...............       (4,372)      (10,913)     (1,038)
    Net increase in loans......................................................      (69,299)      (26,521)    (39,900)
    Purchases of premises and equipment........................................       (4,200)       (3,096)     (5,153)
    Proceeds from sale of premises and equipment...............................          672           212          17
    Proceeds from sale of repossessed assets...................................        1,290         1,617       1,015
    Proceeds from sale of other real estate owned..............................          356           275          98
                                                                                 -----------   -----------  ----------
        Net cash used in investing activities..................................     (156,260)     (297,141)    (85,930)


                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)



                                                                                     Years Ended December 31,
                                                                               -------------------------------------
                                                                                   1999          1998         1997
                                                                               -----------   -----------  ----------
FINANCING ACTIVITIES:
  Net increase in demand and savings accounts................................  $    47,765   $    41,944  $   24,443
  Net increase in certificates of deposit....................................       24,745        10,416      12,281
  Proceeds from FHLB advances................................................      258,100       404,800      58,900
  Repayment of FHLB advances.................................................     (176,201)     (188,320)    (10,449)
  Issuance of guaranteed preferred beneficial interest
     in the company's junior subordinated debentures.........................                     20,000
  Net (decrease) increase in federal funds purchased.........................       (4,093)          284        (916)
  Proceeds from the issuance of common stock.................................          456           347         326
  Purchase of treasury stock.................................................       (1,386)       (1,398)     (1,154)
  Sale of treasury stock.....................................................                         38          77
  Dividends paid.............................................................       (1,409)       (1,359)     (1,316)
                                                                               -----------   -----------  ----------
        Net cash provided by financing activities............................      147,977       286,752      82,192
                                                                               -----------   -----------  ----------

  Net (decrease) increase in cash and cash equivalents.......................         (241)        4,779       4,940
  Cash and cash equivalents at beginning of year.............................       41,372        36,593      31,653
                                                                               -----------   -----------  ----------
  Cash and cash equivalents at end of year...................................  $    41,131   $    41,372  $   36,593
                                                                               ===========   ===========  ==========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid..............................................................  $    35,315   $    24,189  $   15,701
  Income taxes paid..........................................................  $     1,725   $     1,763  $    1,990


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other real estate owned and other repossessed
      assets through foreclosure.............................................  $     1,131   $     1,812  $    1,148


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

      Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 1999. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

      Cash Equivalents. Cash equivalents, for purposes of reporting cash flow, include cash and amounts due from banks.

      Loans. All loans are stated at principal outstanding net of unearned income. Interest income on installment loans is recognized primarily using the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at contract rates of interest. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the reserve for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company's impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

      Loan Fees. The Company treats loan fees, net of direct costs, as an adjustment to the yield of the related loan over its term.

      Reserve for Loan Losses. A reserve for loan losses is provided through charges to income in the form of a provision for loan losses. Loans which management believes are uncollectible are charged against this account with subsequent recoveries, if any, credited to the account. The amount of the reserve for loan losses is determined by management's evaluation of the quality and inherent risks in the loan portfolio, economic conditions and other factors which warrant current recognition.

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

      Other Real Estate Owned. Other Real Estate Owned includes real estate acquired in full or partial settlement of loan obligations. Other Real Estate Owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or
      (2) the fair market value of the property. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the reserve for loan losses. Any subsequent reduction in fair market value is charged to results of operations through the Reserve for Losses on Other Real Estate account. Costs of maintaining and operating foreclosed properties are expensed as incurred. Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

          Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.

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

      Stock Options. The Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 1997, 1998 and 1999.

      Recent Accounting Pronouncements. On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS133 will not have a significant effect on the Company's results of operations or its financial position.

      General. Certain prior period amounts have been reclassified to conform to current year presentation.

  2.  EARNINGS PER SHARE

      Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                                     Years Ended December 31,
                                                                          ------------------------------------------
                                                                               1999            1998         1997
                                                                          -------------  ------------- -------------
      Basic net earnings per share
      Net income......................................................... $       7,924  $       5,351 $       5,006
      Weighted average shares outstanding................................         3,654          3,706         3,743
                                                                          -------------  ------------- -------------
                                                                          $        2.17   $       1.44 $        1.34
                                                                          =============   ============ =============

      Diluted net earnings per share
      Net income......................................................... $       7,924  $       5,351 $       5,006
      Weighted average shares outstanding plus
         assumed conversions.............................................         3,772          3,848         3,859
                                                                          -------------  ------------- -------------
                                                                          $        2.10  $        1.39 $        1.30
                                                                          =============  ============= =============

      Calculation of weighted average shares outstanding plus
         assumed conversions
      Weighted average shares outstanding................................         3,654          3,706         3,743
      Effect of dilutive securities options..............................           118            142           116
                                                                          -------------  ------------- -------------
                                                                                  3,772          3,848         3,859
                                                                          =============  ============= =============

  3.  COMPREHENSIVE INCOME

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS130). This statement, which the Company adopted January 1, 1998, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new standard requires that all items that are required to be recognized under generally accepted accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      The components of comprehensive income are as follows:

                                                                           Year Ended December 31, 1999
                                                                --------------------------------------------------
                                                                   Before-Tax       Tax (Expense)     Net-of-Tax
                                                                     Amount           Benefit          Amount
                                                                ---------------   --------------   ---------------
      Unrealized losses on securities:
         Unrealized holding losses arising during period......  $       (21,597)  $        7,343   $       (14,254)
          Less:  reclassification adjustment for gains
             realized in net income...........................              149              (51)               98
                                                                ---------------   --------------   ---------------
          Net unrealized losses...............................          (21,746)           7,394           (14,352)
      Minimum pension liability adjustment....................               (5)               2                (3)
                                                                ---------------   --------------   ---------------

      Other comprehensive loss................................  $       (21,751)  $        7,396   $       (14,355)
                                                                ===============   ==============   ===============


                                                                           Year Ended December 31, 1998
                                                                --------------------------------------------------
                                                                   Before-Tax       Tax (Expense)     Net-of-Tax
                                                                     Amount          Benefit           Amount
                                                                ---------------   --------------   ---------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period.......  $         6,405   $       (2,177)  $         4,228
          Less:  reclassification adjustment for gains
             realized in net income...........................            1,260             (428)              832
                                                                ---------------   --------------   ---------------
          Net unrealized gains................................            5,145           (1,749)            3,396
      Minimum pension liability adjustment....................               76              (26)               50
                                                                ---------------   --------------   ---------------

      Other comprehensive income..............................  $         5,221   $       (1,775)  $         3,446
                                                                ===============   ==============   ===============

                                                                         Year Ended December 31, 1997
                                                                --------------------------------------------------
                                                                  Before-Tax       Tax (Expense)     Net-of-Tax
                                                                     Amount            Benefit        Amount
                                                                ---------------   --------------   ---------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period.......  $           907   $         (308)  $           599
          Less:  reclassification adjustment for gains
             realized in net income...........................              233              (79)              154
                                                                ---------------   --------------   ---------------
          Net unrealized gains................................              674             (229)              445
      Minimum pension liability adjustment....................               52              (17)               35
                                                                ---------------   --------------   ---------------

      Other comprehensive income..............................  $           726   $         (246)  $           480
                                                                ===============   ==============   ===============


  4.  CASH AND DUE FROM BANKS

  The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 and $1,223,000 as of December 31, 1999 and 1998, respectively.

  5.  INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

  The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 1999 and 1998 were (in thousands):

                                                       AVAILABLE FOR SALE
                                         ------------------------------------------------
                                                        Gross        Gross      Estimated
       December 31,                      Amortized   Unrealized    Unrealized     Market
          1999                              Cost        Gains        Losses       Value
                                         ---------   ----------    ----------   ---------

U.S. Treasury .......................     $  9,502     $            $     35     $  9,467
U.S. Government Agencies ............       21,430                       262       21,168
Mortgage-backed Securities:
  Direct Govt. Agency Issues ........      236,240          404        3,789      232,855
  Other Private Issues ..............       41,400          144          723       40,821
State and Political Subdivisions ....       57,180          485        2,122       55,543
Other Stocks and Bonds ..............       28,841            2          234       28,609
                                          --------     --------     --------     --------
  Total .............................     $394,593     $  1,035     $  7,165     $388,463
                                          ========     ========     ========     ========

                                                        HELD TO MATURITY
                                         ------------------------------------------------
                                                        Gross        Gross      Estimated
       December 31,                      Amortized   Unrealized    Unrealized     Market
          1999                              Cost        Gains        Losses       Value
                                         ---------     --------     --------     --------

U.S. Government Agencies ............     $ 42,871     $    201     $    873     $ 42,199
Mortgage-backed Securities:
  Direct Govt. Agency Issues ........       14,967           21          295       14,693
  Other Private Issues ..............       58,931                     1,748       57,183
State and Political Subdivisions.....       43,048                     1,154       41,894
Other Stocks and Bonds ..............          289            7                       296
                                          --------     --------     --------     --------
  Total .............................     $160,106     $    229     $  4,070     $156,265
                                          ========     ========     ========     ========

                                                       AVAILABLE FOR SALE
                                         ------------------------------------------------
                                                        Gross        Gross      Estimated
       December 31,                      Amortized   Unrealized    Unrealized     Market
          1998                              Cost        Gains        Losses       Value
                                         ---------     --------     --------     --------

U.S. Treasury .......................     $ 19,137     $     64     $      3     $ 19,198
U.S. Government Agencies ............       21,402           16           41       21,377
Mortgage-backed Securities:
  Direct Govt. Agency Issues ........      227,804        2,342          439      229,707
  Other Private Issues ..............      102,577        1,261          351      103,487
State and Political Subdivisions.....       86,055        4,591          113       90,533
Other Stocks and Bonds ..............       15,484           26                    15,510
                                          --------     --------     --------     --------
  Total .............................     $472,459     $  8,300     $    947     $479,812
                                          ========     ========     ========     ========

                                                           HELD TO MATURITY
                                          ------------------------------------------------
                                                         Gross        Gross      Estimated
       December 31,                       Amortized   Unrealized    Unrealized     Market
          1998                               Cost        Gains        Losses       Value
                                          ---------     --------     --------     --------

  U.S. Government Agencies ..........      $  347         $            $            $  347
  Mortgage-backed Securities:
    Direct Govt. Agency Issues.......       7,810             79           79        7,810
                                           ------         ------       ------       ------
    Total ...........................      $8,157         $   79       $   79       $8,157
                                           ======         ======       ======       ======

Interest income recognized on securities for the years presented (in thousands):


                                                 Years Ended December 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -------     -------     -------

U.S. Treasury ..........................     $   707     $   562     $   461
U.S. Government Agencies ...............       3,322         614         578
Mortgage-backed Securities .............      22,080      12,116       7,729
State and Political Subdivisions .......       4,698       3,548       2,067
Other Stocks and Bonds .................       1,261         589         322
                                             -------     -------     -------

Total interest income on securities ....     $32,068     $17,429     $11,157
                                             =======     =======     =======


During the year ended December 31, 1999, the Company transferred a total of $132.4 million securities from AFS to HTM due to changes in market conditions and in connection with certain ALCO goals. Of the total transferred, $66.3 million were investment securities and $66.1 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $5.6 million, net of tax, at the date of transfer. There were no securities transferred from AFS to HTM during the year ended December 31, 1998. There were no sales from the HTM portfolio during the years ended December 31, 1999 or 1998.

Of the $149,000 in net securities gains on sales from the AFS portfolio in 1999, there were $856,000 in realized gains and $707,000 in realized losses. Of the $1,260,000 in net securities gains on sales from the AFS portfolio in 1998, there were $1,321,000 in realized gains and $61,000 in realized losses. The $233,000 in net securities gains on sales from the AFS portfolio in 1997 were comprised of $376,000 in realized gains and $143,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 1999 are presented below. Mortgage-backed securities are presented in total by category.

                                                 Amortized   Aggregate
                                                   Cost      Fair Value
                                                 ---------   ---------
                                                     (in thousands)

Available for sale securities:
   Due in one year or less ...................   $  28,559   $  28,539
   Due after one year through five years .....      12,070      12,062
   Due after five years through ten years ....      15,828      15,908
   Due after ten years .......................      60,496      58,278
                                                 ---------   ---------
                                                   116,953     114,787
Mortgage-backed securities ...................     277,640     273,676
                                                 ---------   ---------
      Total ..................................   $ 394,593   $ 388,463
                                                 =========   =========

Held to maturity securities:
   Due in one year or less ...................   $     450   $     450
   Due after one year through five years .....       9,359       9,345
   Due after five years through ten years ....      19,409      19,303
   Due after ten years .......................      56,990      55,291
                                                 ---------   ---------
                                                    86,208      84,389
Mortgage-backed securities ...................      73,898      71,876
                                                 ---------   ---------
      Total ..................................   $ 160,106   $ 156,265
                                                 =========   =========

Investment securities with book values of $436,357,000 and $306,409,000 were pledged as of December 31, 1999 and 1998, respectively, to collateralize advances, public and trust deposits or for other purposes as required by law.

6.  LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

                                               December 31, December 31,
                                                  1999         1998
                                                --------     --------

Real Estate Loans:
    Construction ..........................     $ 18,489     $ 10,509
    1-4 family residential ................      112,699       93,215
    Other .................................       97,556       68,140
Commercial loans ..........................       79,804       68,117
Loans to individuals ......................       82,747       84,059
                                                --------     --------
Total loans ...............................      391,295      324,040
    Less:  Unearned income ................        3,849        4,317
           Reserve for loan losses ........        4,575        3,564
                                                --------     --------
Net loans .................................     $382,871     $316,159
                                                ========     ========

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                     Years Ended December 31,
                                                 ---------------------------------
                                                  1999         1998          1997
                                                 -------      -------      -------

Balance at beginning of year ...............     $ 3,564      $ 3,370      $ 3,249
       Provision for loan losses ...........       1,456        1,215        1,005
       Loans charged off ...................        (765)      (1,349)      (1,229)
       Recoveries of loans charged off .....         320          328          345
                                                 -------      -------      -------
Balance at end of year .....................     $ 4,575      $ 3,564      $ 3,370
                                                 =======      =======      =======

Nonaccrual loans at December 31, 1999 and 1998 were $703,000 and $432,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 1999 and 1998 were $448,000 and $473,000, respectively.

For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was approximately $565,000 and $665,000, respectively. During the years ended December 31, 1999 and 1998, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $125,000, $94,000 and $110,000 for the years ended December 31, 1999, 1998 and
1997, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $137,000, $113,000 and $336,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114 (in thousands):

                                             Valuation Carrying
                                      Total  Allowance  Value
                                      -----  ---------  -----

Commercial Loans ................     $422     $225     $197
Loans to Individuals ............      281       44      237
                                      ----     ----     ----

Balance at December 31, 1999 ....     $703     $269     $434
                                      ====     ====     ====

                                             Valuation Carrying
                                      Total  Allowance  Value
                                      -----  --------- --------

Real Estate Loans ...............     $  2     $        $  2
Commercial Loans ................      167       32      135
Loans to Individuals ............      263       49      214
                                      ----     ----     ----

Balance at December 31, 1998 ....     $432     $ 81     $351
                                      ====     ====     ====

7.  BANK PREMISES AND EQUIPMENT

                                     December 31, December 31,
                                        1999        1998
                                     ------------ ------------
                                         (in thousands)

Bank premises ....................     $22,347     $20,675
Furniture and equipment ..........      12,290      10,435
                                       -------     -------
                                        34,637      31,110
Less accumulated depreciation ....      13,331      11,944
                                       -------     -------
         Total ...................     $21,306     $19,166
                                       =======     =======

Depreciation expense was $1,474,000, $1,397,000 and $1,215,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rent expense was $424,000, $198,000 and $159,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):

2000             $ 298
2001               270
2002               181
2003               142
2004                27
Thereafter           0
                 -----
                 $ 918
                 =====

8.  OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented (in thousands):


                                        Years Ended December 31,
                                      ---------------------------
                                       1999       1998       1997
                                      -----      -----      -----

Balance at beginning of year ....     $ 658      $ 672      $ 946
    Acquisition of OREO .........        61
    Disposition of OREO .........      (658)       (14)      (274)
                                      -----      -----      -----
Balance at end of year ..........     $  61      $ 658      $ 672
                                      =====      =====      =====

For the years ended December 31, 1999, 1998 and 1997, income from OREO properties exceeded the provision and other expenses by $58,000, $28,000 and $23,000, respectively.

9.  INTEREST BEARING DEPOSITS

                                            December 31, December 31,
                                                1999         1998
                                            ------------ ------------
                                                 (in thousands)

Savings deposits ........................     $ 20,282     $ 17,649
Money Market demand deposits ............       75,278       60,264
NOW demand deposits .....................       73,347       70,676
Certificates and other time deposits
  of $100,000 or more ...................       98,347       90,836
Certificates and other time
  deposits under $100,000 ...............      169,661      153,169
                                              --------     --------

         Total ..........................     $436,915     $392,594
                                              ========     ========

For the years ended December 31, 1999, 1998 and 1997, interest expense on time deposits of $100,000 or more was $3,805,000, $3,369,000 and $2,922,000, respectively.

At December 31, 1999, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2000                    $   196,307
2001                         44,933
2002                         16,164
2003                          4,301
2004 and thereafter           6,303
                        -----------
                        $   268,008
                        ===========

The aggregate amount of demand deposits that has been reclassified as loans were $.9 million and $.5 million for December 31, 1999 and 1998, respectively.

10.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.

                                                                       Years Ended December 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                             (in thousands)

Federal funds purchased
   Balance at end of period ................................     $     75      $  4,168      $  3,884
   Average amount outstanding during the period (1) ........        4,660         3,700         2,695
   Maximum amount outstanding during the period ............       24,068        25,364        12,384
   Weighted average interest rate during the period (2) ....          5.1%          5.7%          5.7%
   Interest rate at end of period ..........................          4.3%          5.1%          7.8%

Securities sold under agreements to repurchase
   Balance at end of period ................................     $             $             $
   Average amount outstanding during the period (1) ........                         59         3,649
   Maximum amount outstanding during the period ............                      7,150        13,027
   Weighted average interest rate during the period (2) ....                        5.6%          5.2%
   Interest rate at end of period


Federal Home Loan Bank ("FHLB") Dallas Advances
   Balance at end of period ................................     $181,222      $118,000      $ 29,000
   Average amount outstanding during the period (1) ........      155,719        61,734         6,798
   Maximum amount outstanding during the period ............      186,500       135,000        29,000
   Weighted average interest rate during the period (2) ....          5.3%          5.3%          5.5%
   Interest rate at end of period ..........................          5.3%          5.0%          4.9%


Treasury tax and loan funds
   Balance at end of period ................................     $  4,744      $  1,523      $  1,647
   Average amount outstanding during the period (1) ........        1,907         1,293         1,080
   Maximum amount outstanding during the period ............        4,747         3,154         2,850
   Weighted average interest rate during the period (2) ....          4.0%          4.2%          5.2%
   Interest rate at end of period ..........................          4.7%          4.1%          5.3%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.

The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

11.  LONG TERM OBLIGATIONS

                                                                       Years Ended December 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                            (in thousands)

FHLB Dallas Advances
   Balance at end of period ................................     $174,704      $156,027      $ 28,547
   Average amount outstanding during the period (1) ........      175,028        84,836        12,151
   Maximum amount outstanding during the period ............      174,870       156,238        28,547
   Weighted average interest rate during the period (2) ....          5.3%          5.5%          5.9%
   Interest rate at end of period ..........................          5.4%          5.3%          6.0%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.

Maturities of fixed rate FHLB Dallas Long-term advances based on scheduled repayments at December 31, 1999 are:

                                           Under            Due             Due          Over           1999
                                           1 Year        1-5 Years      6-10 Years     10 Years         Total
                                        ------------   -------------   ------------   ------------   ------------

   Total Long-term Obligations........  $        947   $     138,277   $     35,112   $        368   $    174,704
                                        ============   =============   ============   ============   ============

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

On May 18, 1998, the Company, through the Trust Issuer, sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

12.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $3.4 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $211,000, $147,000 and $43,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $1,122,000, $802,000 and $792,000 for the years ended December 31, 1999, 1998 and 1997, respectively. There were five retirees and four retirees participating in the health insurance plan as of December 31, 1999 and 1998, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for the year ended December 31, 1999 were $100,000. There were no contributions to the plan for the year ended December 31, 1998 and 1997. At December 31, 1999 and 1998, 96,628 and 97,951 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

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

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 66,142 shares of Southside Bancshares, Inc. stock purchased at fair market value as of December 31, 1999 and 1998. The number of shares have been adjusted as a result of stock dividends.

                                                      December 31, December 31,
Change in Projected Benefit Obligation                    1999         1998
                                                      ------------ ------------
                                                           (in thousands)

Benefit obligation at end of prior year ...........    $ 13,926      $ 11,853
Service cost ......................................         714           578
Interest cost .....................................         957           856
Actuarial (gain) loss .............................      (1,371)        1,107
Benefits paid .....................................        (604)         (468)
Expenses paid .....................................         (74)
                                                       --------      --------
   Benefit obligation at end of year ..............    $ 13,548      $ 13,926
                                                       ========      ========

                                                       December 31, December 31,
Change in Plan Assets                                      1999         1998
                                                       ------------ ------------
                                                            (in thousands)

Fair value of plan assets at end of prior year ....     $ 12,113      $ 10,233
Actual return .....................................        1,891         2,064
Employer contribution .............................          791           284
Benefits paid .....................................         (604)         (468)
Expenses paid .....................................          (74)
                                                        --------      --------
   Fair value of plan assets at end of year .......     $ 14,117      $ 12,113
                                                        ========      ========

                                                       December 31, December 31,
Reconciliation of Funded Status                           1999         1998
                                                       ------------ ------------
                                                             (in thousands)

Funded status .....................................      $   569      $(1,813)
Unrecognized net (gain) loss ......................       (1,127)       1,076
Unrecognized net transition asset .................         (185)        (231)
                                                         -------      -------
   Accrued benefit cost ...........................      $  (743)     $  (968)
                                                         =======      =======

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.75% and 4.50% and 6.75% and 4.50% at December 31, 1999 and 1998, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 1999 and 1998.

Net periodic pension cost for the years ended December 31, 1999, 1998 and 1997 included the following components (in thousands):

                                                  Years Ended December 31,
                                              ---------------------------------
                                               1999         1998         1997
                                              -------      -------      -------

Service cost ..............................   $   714      $   578      $   510
Interest cost .............................       957          856          778
Expected return on assets .................    (1,068)        (900)        (806)
Transition asset recognition ..............       (46)         (46)         (46)
Net loss recognition ......................         9            9
                                              -------      -------      -------
Net periodic benefit cost .................   $   566      $   497      $   436
                                              =======      =======      =======

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws. The expense for this plan for the years ended December 31, 1999, 1998 and 1997 was $83,000, $34,000 and $45,000, respectively.

                                             December 31, December 31,
Change in Projected Benefit Obligation           1999       1998
                                             ------------ ------------
                                                  (in thousands)

Benefit obligation at end of prior year ....     $ 405      $ 510
Service cost ...............................        13
Interest cost ..............................        46         29
Actuarial loss (gain) ......................       227        (77)
Benefits paid ..............................       (56)       (57)
                                                 -----      -----
   Benefit obligation at end of year .......     $ 635      $ 405
                                                 =====      =====


                                                    December 31,   December 31,
Change in Plan Assets                                   1999          1998
                                                    ------------   ------------
                                                           (in thousands)

Fair value of plan assets at end of prior year ....     $             $
Employer contribution .............................       56            57
Benefits paid .....................................      (56)          (57)
                                                        ----          ----
   Fair value of plan assets at end of year .......     $  0          $  0
                                                        ====          ====

                                             December 31, December 31,
Reconciliation of Funded Status                  1999       1998
                                             ------------ ------------
                                                  (in thousands)

Funded status ..............................     $(635)     $(405)
Unrecognized net loss ......................       260         53
Unrecognized net transition obligation .....        21         24
                                                 -----      -----
Accrued benefit cost .......................      (354)      (328)
Additional minimum liability ...............       (79)       (77)
                                                 -----      -----
Accrued benefit liability ..................      (433)      (405)
Intangible asset ...........................        21         24
Accumulated other comprehensive income .....        58         53
                                                 -----      -----
Net amount recognized ......................     $(354)     $(328)
                                                 =====      =====

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.75% and 4.50% and 6.75% and 4.50% at December 31, 1999 and 1998, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 1999 and 1998.

Net periodic postretirement benefit cost for the years ended December 31, 1999, 1998 and 1997 includes the following components (in thousands):

                                         Years Ended December 31,
                                         ------------------------
                                          1999     1998     1997
                                         ------    ----   -------

Service cost .........................     $13     $       $
Interest cost ........................      46      28      37
Transition obligation recognition ....       3       3       3
Net loss recognition .................      21               3
                                           ---     ---     ---
Net periodic benefit cost ............     $83     $31     $43
                                           ===     ===     ===

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS123.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At December 31, 1999 and 1998, there were 140,222 options and 210,757 options available for grant, respectively.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. The Company granted incentive stock options in 1997, 1998 and 1999. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and the changes during the year ended on those dates is presented below:

---------------------------- ---------------------------  --------------------------  --------------------------
                                        1999                         1998                        1997
---------------------------- ---------------------------  --------------------------  --------------------------
                             # SHARES OF     WEIGHTED     # SHARES OF     WEIGHTED    # SHARES OF     WEIGHTED
                              UNDERLYING      AVERAGE      UNDERLYING     AVERAGE      UNDERLYING     AVERAGE
                               OPTIONS       EXERCISE       OPTIONS       EXERCISE      OPTIONS       EXERCISE
                                              PRICES                       PRICES                      PRICES
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Outstanding at beginning
of the year                       375,698         $12.38       311,934        $10.90       243,254         $8.88
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Granted                            75,075         $16.79       159,510        $20.73        83,384        $15.33
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Exercised                          22,425         $17.68        12,882        $19.17        13,545        $15.16
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Forfeited                           4,540         $16.75        82,864        $23.80         1,159        $15.33
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Expired                                 0            N/A             0           N/A             0           N/A
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Outstanding at end of year
                                  423,808         $13.45       375,698        $12.38       311,934        $10.90
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Exercisable at end of year
                                  193,094         $14.11       153,414        $13.71        98,004        $10.45
---------------------------- ------------  -------------  ------------  ------------  ------------  ------------
Weighted-average FV of
options granted during the
year                                $4.78                        $6.72                       $4.71
---------------------------- ------------  -------------  ------------  ------------  ------------  -------------


The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: dividend yield of 2.19%, 1.34%, and 2.25%; risk-free interest rates of 6.05%, 5.18%, and 6.52%; the expected lives of 6 years; the expected volatility is 22.25%.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                          Options Exercisable
                                         -------------------                          -------------------

                              NUMBER        WEIGHTED AVG.                           NUMBER
         RANGE OF           OUTSTANDING       REMAINING        WEIGHTED AVG       EXERCISABLE     WEIGHTED AVG.
      EXERCISE PRICES       AT 12/31/99      CONTR. LIFE      EXERCISE PRICE      AT 12/31/99    EXERCISE PRICE
      ---------------       -----------      -----------      --------------      -----------    --------------

     $  5.69 to $12.34        195,502           5.30              $ 9.90            147,173         $   9.38
     $ 15.33 to $17.38        228,306           5.70              $10.80             45,921         $  10.35
     ----------------         -------           ----              ------           --------          -------
     $  5.69 to $17.38        423,808           5.50              $10.38            193,094         $   9.61


Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS123, the Company's net income and net income per common share for 1999, 1998, and 1997 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                          As           Pro          As          Pro           As           Pro
                                       Reported       Forma      Reported       Forma       Reported       Forma
                                       12/31/99      12/31/99    12/31/98     12/31/98     12/31/97      12/31/97
                                      ----------   -----------  ---------    ----------   ---------     ----------
FAS123 Charge.......................  $            $      316   $            $      184   $             $      136

Net Income..........................  $    7,924   $    7,608   $    5,351   $    5,167   $    5,006    $    4,870

Net Income per Common
   Share-Basic......................  $     2.17   $     2.08   $     1.44   $     1.39   $     1.34    $     1.30

Net Income per Common
   Share-Diluted....................  $     2.10   $     2.02   $     1.39   $     1.34   $     1.30    $     1.26

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

13.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $.40 per share for the years ended December 31, 1999, 1998 and 1997. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year. Retained earnings not available for the payment of dividends at December 31, 1999 were $14.6 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                         For Capital                      Prompt Corrective
                                                Actual                Adequacy Purposes                   Action Provisions
                                      ------------------------     -------------------------       ---------------------------------
                                         Amount        Ratio         Amount        Ratio                Amount            Ratio
                                      -----------     --------     ----------    -----------       -----------------  --------------
As of December 31, 1999:

Total Capital
   (to Risk Weighted Assets)........  $    70,611       13.96%   > or = $40,473  > or = 8.0%      > or = $  50,592    > or = 10.0%
Tier 1 Capital
   (to Risk Weighted Assets)........  $    61,782       12.21%   > or =  20,237  > or = 4.0%      > or = $  30,355    > or =  6.0%
Tier 1 Capital
   (to Average Assets) (1)..........  $    61,782        6.20%   > or =  39,876  > or = 4.0%      > or = $  49,845    > or =  5.0%

As of December 31, 1998:

Total Capital
   (to Risk Weighted Assets)........  $    63,962       14.86%   > or =  34,435  > or = 8.0%      > or = $  43,044    > or = 10.0%
Tier 1 Capital
   (to Risk Weighted Assets)........  $    54,280       12.61%   > or =  17,218  > or = 4.0%      > or = $  25,827    > or =  6.0%
Tier 1 Capital
   (to Average Assets) (1)..........  $    54,280        6.76%   > or =  32,108  > or = 4.0%      > or = $  40,135    > or =  5.0%

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

The table below summarizes key equity ratios for the Company for the years ended December 31, 1999, 1998 and 1997.


                                                                                  Years Ended December 31,
                                                                        ------------------------------------------
                                                                             1999          1998           1997
                                                                        -------------  ------------   ------------
Percentage of Net Income to:
   Average Total Assets...............................................           .84%          .78%           .99%
   Average Shareholders' Equity.......................................         18.99%        12.42%         13.20%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic.........................         18.43%        27.78%         29.85%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted.......................         19.05%        28.78%         30.77%
Percentage of Average Shareholders'
   Equity to Average Total Assets.....................................          4.41%         6.28%          7.50%

14.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 1999, 17,148 shares were sold under this plan at an average price of $18.49 per share, reflective of other trades at the time of each sale. For the year ended December 31, 1998, 15,427 shares were sold under this plan at an average price of $19.74 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 1999, 74,075 shares of treasury stock were purchased under this plan at a cost of $1,386,000. During 1998, 71,426 shares of treasury stock were purchased under this plan at a cost of $1,398,000.

15.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):


                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1999           1998          1997
                                                                        ------------   ------------  ------------
Current tax provision.................................................. $      2,033   $      1,496  $      1,914
Deferred tax benefit...................................................          (33)          (272)         (225)
                                                                        ------------   ------------  ------------
Provision for tax expense charged to operations........................ $      2,000   $      1,224  $      1,689
                                                                        ============   ============  ============


Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):


                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1999           1998          1997
                                                                        ------------   ------------  ------------
Provision for loan losses.............................................. $       (551)  $       (204) $       (323)
Provision for OREO losses..............................................          202                           83
Depreciation...........................................................           45             (6)           29
Retirement and other benefit plans.....................................           (4)          (211)          (60)
FHLB Dallas Stock dividends............................................          308            149            40
Loan origination costs.................................................                                        11
Other..................................................................          (33)                          (5)
                                                                        ------------   ------------  ------------

Deferred tax benefit................................................... $        (33)  $       (272) $       (225)
                                                                        ============   ============  ============

The components of the net deferred tax asset (liability) as of December 31, 1999 and 1998 are summarized below (in thousands):


                                                                                         Assets      Liabilities
                                                                                     ------------    ------------
Allowance for Losses on OREO......................................................   $        101    $
Reserve for Loan Losses...........................................................          1,280
Retirement and Other Benefit Plans................................................            875
Unrealized losses on securities available for sale................................          4,919
Loan Origination Costs............................................................                           (148)
Premises and Equipment............................................................                           (250)
FHLB Dallas Stock Dividends.......................................................                           (602)
Other.............................................................................             69
                                                                                     ------------    ------------
   Gross deferred tax assets (liabilities)........................................          7,244          (1,000)
                                                                                     ------------    ------------

      Net deferred tax asset at December 31, 1999.................................   $      6,244
                                                                                     ============

                                                                                         Assets      Liabilities
                                                                                     ------------    ------------
Allowance for Losses on OREO......................................................   $        308    $
Reserve for Loan Losses...........................................................            729
Retirement and Other Benefit Plans................................................            868
Unrealized gains on securities available for sale.................................                         (2,474)
Loan Origination Costs............................................................                           (148)
Premises and Equipment............................................................                           (187)
FHLB Dallas Stock Dividends.......................................................                           (294)
Other.............................................................................                             14
                                                                                     ------------    ------------
   Gross deferred tax assets (liabilities)........................................          1,905          (3,089)
                                                                                     ------------    ------------

      Net deferred tax liability at December 31, 1998.............................                   $     (1,184)
                                                                                                     ============


A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                         Years Ended December 31,
                                                     ---------------------------------------------------------------
                                                             1999                  1998                  1997
                                                     -------------------   -------------------   -------------------
                                                                 Percent               Percent               Percent
                                                                   of                    of                    of
                                                                 Pre-Tax               Pre-Tax               Pre-Tax
                                                      Amount     Income     Amount     Income     Amount     Income
                                                     --------   --------   --------   --------   --------   --------
Calculated Tax Expense.............................  $  3,374       34.0%  $  2,236       34.0%  $  2,276       34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest................................    (1,661)     (16.7%)   (1,210)     (18.4%)     (706)     (10.5%)

Other Net..........................................       287        2.9%       198        3.0%       119        1.7%
                                                     --------   --------   --------   --------   --------   --------

Provision for Tax Expense Charged to
   Operations......................................  $  2,000       20.2%  $  1,224       18.6%  $  1,689       25.2%
                                                     ========   ========   ========   ========   ========   ========

16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. There were no commitments to purchase securities at December 31, 1999. At December 31, 1998, the Company had commitments to purchase $8,294,000 in securities.

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Company had outstanding unused commitments to extend credit of $52,178,000 and $29,810,000 at December 31, 1999 and 1998, respectively. The Company had outstanding standby letters of credit of $259,000 and $246,000 at December 31, 1999 and 1998, respectively.

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

18.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 49.3% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The Mortgage-backed Securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

19.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 1999 and 1998 were (in thousands):


                                                                                 1999                1998
                                                                          -----------------    ----------------

Beginning Balance of Loans..............................................  $           6,428    $          6,160
  Additional Loans......................................................              2,936               3,917
  Payments..............................................................             (3,599)             (3,649)
                                                                          -----------------    ----------------

Ending Balance of Loans.................................................  $           5,765    $          6,428
                                                                          =================    ================

Other indebtedness of officers and employees as of December 31, 1999 and 1998 was $3,031,000 and $2,656,000, respectively.

The Company incurred legal costs of $150,000, $176,000 and $148,000 during the years ended December 31, 1999, 1998 and 1997, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $54,000, $49,000 and $55,000 in insurance premiums during the years ended December 31, 1999, 1998 and 1997, respectively, to companies of which two outside directors are officers. During 1999 there were no architectural fees paid to outside directors. The Company paid approximately $5,000 and $50,000 in architectural fees during the years ended December 31, 1998 and 1997, respectively, to a company of which an outside director is an officer.


20.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (dollars in thousands).

                                                      At December 31, 1999              At December 31, 1998
                                               --------------------------------   --------------------------------
                                                   Carrying                          Carrying
                                                    Amount         Fair Value         Amount          Fair Value
                                               ---------------  ---------------   --------------   ---------------
Financial assets:
   Cash and due from banks.................... $        41,131  $        41,131   $       41,372   $        41,372
Investment securities:
     Available for sale.......................          96,244           96,244          132,447           132,447
     Held to maturity.........................          86,208           84,389              347               347
Mortgage-backed and related securities:
     Available for sale.......................         273,676          273,676          333,194           333,194
     Held to maturity.........................          73,898           71,876            7,810             7,810
Marketable equity securities:
     Available for sale.......................          18,543           18,543           14,171            14,171
Loans, net....................................         382,871          375,411          316,159           321,238


Financial liabilities:
   Retail deposits............................ $       587,544  $       542,250   $      515,034   $       515,968
   Federal funds purchased....................              75               75            4,168             4,168
   FHLB Dallas advances.......................         355,926          348,392          274,027           261,240
   Junior subordinated debentures.............          20,000           20,000           20,000            20,000

Off-balance sheet liabilities:
   Commitments to extend credit...............          46,007           46,007           24,643            24,643
   Standby letters of credit..................             259              259              246               246
   Credit card arrangements...................           6,171            6,171            5,167             5,167

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

21.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share data)




                                                                                      1999
                                                            -------------------------------------------------------
                                                              Fourth          Third        Second          First
                                                              Quarter        Quarter       Quarter        Quarter
                                                            ------------  ------------  ------------   ------------
Interest income.........................................    $     16,706  $     15,736  $     14,642   $     13,604
Net interest income.....................................           7,034         6,418         5,871          5,349
Income before provision for income taxes................           3,280         2,511         2,205          1,928
Provision for income taxes..............................             699           537           441            323
Net income..............................................           2,581         1,974         1,764          1,605

Net income per share
    Basic...............................................             .71           .54           .48            .44
    Diluted.............................................             .69           .52           .47            .42



                                                                                      1998
                                                            -------------------------------------------------------
                                                              Fourth          Third        Second          First
                                                              Quarter        Quarter       Quarter        Quarter
                                                            ------------  ------------  ------------   ------------
Interest income.........................................    $     12,661  $     11,325  $     10,138   $      9,553
Net interest income.....................................           5,152         4,396         4,533          4,849
Income before provision for income taxes................           2,031         1,653         1,330          1,561
Provision for income taxes..............................             425           248           176            375
Net income..............................................           1,606         1,405         1,154          1,186

Net income per share
    Basic...............................................             .43           .38           .31            .32
    Diluted.............................................             .42           .37           .29            .31

22.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

                                                                               December 31,        December 31,
                                                                            -----------------   ------------------
ASSETS                                                                            1999                 1998
                                                                            -----------------   ------------------
Cash and due from banks.................................................... $           2,648   $           6,329
Investment in bank subsidiary at equity in
   underlying net assets...................................................            53,810              58,794
Investment in nonbank subsidiary at equity in
   underlying net assets...................................................                15                  15
Other assets...............................................................             1,240               1,285
                                                                            -----------------   ------------------

        TOTAL ASSETS....................................................... $          57,713   $          66,423
                                                                            =================   =================

LIABILITIES

Junior subordinated debentures............................................. $          20,000   $          20,000
Other liabilities..........................................................                41                  10
                                                                            -----------------   -----------------

        TOTAL LIABILITIES..................................................            20,041              20,010
                                                                            -----------------   -----------------

SHAREHOLDERS' EQUITY

Common stock ($2.50 par, 6,000,000 shares authorized:
   3,899,166 and 3,685,775 and  shares issued).............................             9,748               9,214
Paid-in capital............................................................            27,472              24,198
Retained earnings..........................................................            14,583              11,391
Treasury stock (256,251 and 182,176 shares)................................            (4,544)             (3,158)
Net unrealized gains on securities available for sale .....................            (9,587)              4,768
                                                                            -----------------   -----------------

        TOTAL SHAREHOLDERS' EQUITY.........................................            37,672              46,413
                                                                            -----------------   -----------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................... $          57,713   $          66,423
                                                                            =================   =================

CONDENSED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1999           1998          1997
                                                                        ------------   ------------  ------------
INCOME                                                                                (in thousands)
Dividends from subsidiary.............................................. $              $        586  $      2,066
                                                                        ------------   ------------  ------------
     TOTAL INCOME......................................................                         586         2,066
                                                                        ------------   ------------  ------------

EXPENSE

Interest expense.......................................................        1,700          1,048
Salaries and employee benefits.........................................          100
Taxes other than income................................................                          27            41
Other..................................................................          348            171            70
                                                                        ------------   ------------  -------------
     TOTAL EXPENSE.....................................................        2,148          1,246           111
                                                                        ------------   ------------  -------------

(Loss) income before federal income tax expense........................       (2,148)          (660)        1,955
Benefit for federal income tax expense.................................          730            424            37
                                                                        ------------   ------------  -------------
(Loss) income before equity in undistributed
   earnings of subsidiaries............................................       (1,418)          (236)        1,992
Equity in undistributed earnings of subsidiaries.......................        9,342          5,587         3,014
                                                                        ------------   ------------  ------------
     NET INCOME........................................................ $      7,924   $      5,351  $      5,006
                                                                        ============   ============  ============


CONDENSED STATEMENTS OF CASH FLOW


                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1999           1998          1997
                                                                        ------------   ------------  ------------
                                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net Income........................................................... $      7,924   $      5,351  $      5,006
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries...................       (9,342)        (5,587)       (3,014)
    (Increase) decrease in other assets................................           45         (1,283)
    Decrease in other liabilities......................................           31             (2)          (40)
                                                                        ------------   ------------  ------------
         Net cash (used in) provided by operating activities...........       (1,342)        (1,521)        1,952

INVESTING ACTIVITIES:
  Investments in subsidiaries..........................................                     (10,000)          (10)
                                                                        ------------   ------------  ------------
         Net cash used in investing activities.........................                     (10,000)          (10)

FINANCING ACTIVITIES:
  Purchase of treasury stock...........................................       (1,386)        (1,398)       (1,154)
  Proceeds from sale of treasury stock.................................                          38            77
  Proceeds from issuance of Common Stock...............................          456            347           326
  Dividends paid.......................................................       (1,409)        (1,359)       (1,316)
  Proceeds from the issuance of junior
    subordinated debentures............................................                      20,000
                                                                        ------------   ------------  ------------
         Net cash provided by (used in) financing activities...........       (2,339)        17,628        (2,067)

  Net increase (decrease) in cash and cash equivalents.................       (3,681)         6,107          (125)
  Cash and cash equivalents at beginning of year.......................        6,329            222           347
                                                                        ------------   ------------  ------------

  Cash and cash equivalents at end of year............................. $      2,648   $      6,329  $        222
                                                                        ============   ============  ============

                                INDEX TO EXHIBITS

                     Exhibit
                        No.
       3 (a)(i)    -   Articles of  Incorporation as amended and in effect on December 31, 1992, of SoBank,
                       Inc. (now named Southside  Bancshares,  Inc.)(filed as Exhibit 3 to the Registrant's
                       Form 10-K for the year ended December 31, 1992, and incorporated herein).

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

*, **  10 (a)(i)   -   Deferred  Compensation  Plan  for B. G.  Hartley  effective  February 13,  1984,  as amended  June 28, 1990,  December 15, 1994,  November 20, 1995 and December 21, 1999
                       (filed  as  Exhibit  10(a)(i)  to the  Registrant's  Form  10-K for the  year  ended
                       December 31, 1999, and filed herewith).

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

*        21        -   Subsidiaries of the Registrant.

*        23        -   Consent of Independent Accountants.

*        27        -   Financial Data Schedule for the year ended December 31, 1999.
--------------------
*      Filed herewith.
**     Compensation plan, benefit plan or employment contract or arrangement.