Form 10-Q
period 2000-03-31
SOUTHSIDE BANCSHARES INC
filed 2000-05-11
CIK 705432

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

For the quarterly period ended              March 31, 2000
                                     ---------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM           to
           ---------     ----------


                     Commission file number         0-12247
                                            -------------------------


                           SOUTHSIDE BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         TEXAS                               75-1848732
             ------------------------------              ------------------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

            1201 S. Beckham, Tyler, Texas                      75701
        --------------------------------------                --------
       (Address of principal executive offices)              (Zip Code)

         (Registrant's telephone number, including area code)  903-531-7111
                                                             ---------------



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

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 7,232,838 shares of Common Stock, par value $1.25, outstanding at April 27, 2000.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                         March 31,    December 31,
                                        ASSETS                                             2000          1999
                                                                                       -----------    -----------
Cash and due from banks ............................................................   $    38,485    $    41,131
Federal funds sold .................................................................         9,325
                                                                                       -----------    -----------
   Cash and cash equivalents .......................................................        47,810         41,131
Investment securities:
   Available for sale ..............................................................        55,747         96,244
   Held to maturity ................................................................       111,514         86,208
                                                                                       -----------    -----------
     Total Investment securities ...................................................       167,261        182,452
Mortgage-backed and related securities:
   Available for sale ..............................................................       193,429        273,676
   Held to maturity ................................................................       146,416         73,898
                                                                                       -----------    -----------
     Total Mortgage-backed securities ..............................................       339,845        347,574
Marketable equity securities:
   Available for sale ..............................................................        18,758         18,543
Loans:
   Loans, net of unearned discount .................................................       403,897        387,446
   Less:  Reserve for loan losses ..................................................        (4,842)        (4,575)
                                                                                       -----------    -----------
     Net Loans .....................................................................       399,055        382,871
Premises and equipment, net ........................................................        21,077         21,306
Interest receivable ................................................................         6,716          7,563
Deferred tax asset .................................................................         6,511          6,244
Other assets .......................................................................         5,456          4,881
                                                                                       -----------    -----------

     TOTAL ASSETS ..................................................................   $ 1,012,489    $ 1,012,565
                                                                                       ===========    ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .............................................................   $   155,095    $   150,629
   Interest bearing ................................................................       440,063        436,915
                                                                                       -----------    -----------
     Total Deposits ................................................................       595,158        587,544
Short-term obligations:
   Federal funds purchased .........................................................           250             75
   FHLB Dallas advances ............................................................       160,084        181,222
   Other obligations ...............................................................         3,020          4,744
                                                                                       -----------    -----------
      Total Short-term obligations .................................................       163,354        186,041
Long-term obligations:
   FHLB Dallas advances ............................................................       174,459        174,704
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ..................................................        20,000         20,000
                                                                                       -----------    -----------
      Total Long-term obligations ..................................................       194,459        194,704
Other liabilities ..................................................................        20,560          6,604
                                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................................       973,531        974,893
                                                                                       -----------    -----------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
       7,807,592 and 7,798,332 shares issued and outstanding) ......................         9,759          9,748
   Paid-in capital .................................................................        27,542         27,472
   Retained earnings ...............................................................        16,660         14,583
   Treasury stock (576,102 and 512,502 shares at cost) .............................        (5,102)        (4,544)
   Accumulated other comprehensive loss ............................................        (9,901)        (9,587)
                                                                                       -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY ...................................................        38,958         37,672
                                                                                       -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 1,012,489    $ 1,012,565
                                                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                  2000         1999
                                                                ---------    --------
Interest income
   Loans ......................................................  $  8,147    $  6,659
   Investment securities ......................................     2,723       1,869
   Mortgage-backed and related securities .....................     6,276       4,866
   Other interest earning assets ..............................       387         210
                                                                 --------    --------
       Total interest income ..................................    17,533      13,604

Interest expense
   Time and savings deposits ..................................     4,811       3,963
   Short-term obligations .....................................     2,543       1,586
   Long-term obligations ......................................     2,776       2,706
                                                                 --------    --------
       Total interest expense .................................    10,130       8,255
                                                                 --------    --------

Net interest income ...........................................     7,403       5,349
Provision for loan losses .....................................       405         325
                                                                 --------    --------

Net interest income after provision for loan losses ...........     6,998       5,024
                                                                 --------    --------
Noninterest income
   Deposit services ...........................................     1,963       1,449
   (Loss) gain on sales of securities available for sale ......      (273)        230
   Other ......................................................       502         545
                                                                 --------    --------
       Total noninterest income ...............................     2,192       2,224
                                                                 --------    --------

Noninterest expense
   Salaries and employee benefits .............................     3,658       3,195
   Net occupancy expense ......................................       773         676
   Equipment expense ..........................................       154         110
   Advertising, travel & entertainment ........................       340         274
   Supplies ...................................................       148         126
   Postage ....................................................        95          93
   Other ......................................................       854         846
                                                                 --------    --------
       Total noninterest expense ..............................     6,022       5,320
                                                                 --------    --------

Income before federal tax expense .............................     3,168       1,928
Provision for federal tax expense .............................       726         323
                                                                 --------    --------

Net Income ....................................................  $  2,442    $  1,605
                                                                 ========    ========


Earnings Per Common Share - Basic .............................  $    .34    $    .22
                                                                 ========    ========
Earnings Per Common Share - Diluted ...........................  $    .33    $    .21
                                                                 ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)



                                                           Compre-
                                                           hensive
                                                           Income         Common       Paid in          Retained   Treasury
                                                           (Loss)         Stock        Capital          Earnings    Stock
                                                         ----------     ----------   -----------       ---------- ----------
Balance at December 31, 1999 ......................       $              $  9,748     $ 27,472          $ 14,583    $ (4,544)
Net Income ........................................          2,442                                         2,442
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ....................................           (314)
                                                          --------
Comprehensive income ..............................       $  2,128
                                                          ========
Common stock issued (9,260 shares) ................                            11           71
Dividends paid ....................................                                                         (365)
Purchase of 63,600 shares of
  Treasury stock ..................................                                                                     (558)
FAS 109 - Incentive Stock Options .................                                         (1)
                                                                         --------     --------          --------    --------
Balance at March 31, 2000 .........................                      $  9,759     $ 27,542          $ 16,660    $ (5,102)
                                                                         ========     ========          ========    ========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period .........................................       $   (494)
Less:  reclassification adjustment for
   losses included in net income ..................           (180)
                                                          --------
Net unrealized losses on securities ...............       $   (314)
                                                          ========


Balance at December 31, 1998 ......................       $              $  9,214     $24,198           $ 11,391    $ (3,158)
Net Income ........................................          1,605                                         1,605
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ....................................         (2,960)
                                                          --------
Comprehensive loss ................................       $ (1,355)
                                                          ========

Common stock issued (7,662 shares) ................                            10          17
Dividends declared on common stock ................                                                         (348)
Purchase of 69,222 shares of
  Treasury stock ..................................                                                                     (637)
FAS 109 - Incentive Stock Options .................                                        14
                                                                         --------     --------          --------    --------
Balance at March 31, 1999 .........................                      $  9,224     $ 24,229          $ 12,648    $ (3,795)
                                                                         ========     ========          ========    ========



Disclosure of reclassification amount:
Unrealized holding losses arising during
   period .........................................       $ (2,808)
Less:  reclassification adjustment for
   gains included in net income ...................            152
                                                          --------
Net unrealized losses on securities ...............       $ (2,960)
                                                          ========



                                                         Accumulated
                                                           Other
                                                           Compre-          Total
                                                           hensive         Share-
                                                           Income          holders'
                                                           (Loss)           Equity
                                                        -------------     ----------
Balance at December 31, 1999 ......................       $ (9,587)        $37,672
Net Income ........................................                          2,442
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ....................................           (314)           (314)

Comprehensive income ..............................

Common stock issued (9,260 shares) ................                             82
Dividends paid ....................................                           (365)
Purchase of 63,600 shares of
  Treasury stock ..................................                           (558)
FAS 109 - Incentive Stock Options .................                             (1)
                                                          --------         -------
Balance at March 31, 2000 .........................       $ (9,901)        $38,958
                                                          ========         =======

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period .........................................
Less:  reclassification adjustment for
   losses included in net income ..................

Net unrealized gains on securities ................



Balance at December 31, 1998 ......................       $  4,768         $46,413
Net Income ........................................                          1,605
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ....................................         (2,960)         (2,960)

Comprehensive loss ................................


Common stock issued (7,662 shares) ................                             27
Dividends declared on common stock ................                           (348)
Purchase of 69,222 shares of
  Treasury stock ..................................                           (637)
FAS 109 - Incentive Stock Options .................                             14
                                                          --------         -------
Balance at March 31, 1999 .........................       $  1,808         $44,114
                                                          ========         =======


Disclosure of reclassification amount:
Unrealized holding losses arising during
   period ........................................
Less:  reclassification adjustment for
   gains included in net income ..................

Net unrealized losses on securities ..............


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                --------------------
                                                                                  2000        1999
                                                                                ---------  ---------
OPERATING ACTIVITIES
 Net income ..................................................................  $  2,442  $  1,605
 Adjustments to reconcile net cash provided by operations:
  Depreciation ...............................................................       434       357
  Amortization of premium ....................................................       382     1,565
  Accretion of discount and loan fee .........................................      (522)     (306)
  Provision for loan losses ..................................................       405       325
  FAS 109 - incentive stock options ..........................................        (1)       14
  Decrease in interest receivable ............................................       847       530
  Increase in other receivables and prepaids .................................      (629)     (529)
  Increase in deferred tax asset .............................................      (105)      (77)
  (Decrease) increase in interest payable ....................................      (181)      119
  Gain on sale of assets .....................................................                 (14)
  Gain on sale of other real estate owned ....................................                  (1)
  Loss (gain) on sales of securities available for sale ......................       273      (230)
  Increase in other payables .................................................    12,413     7,694
                                                                                --------  --------
    Net cash provided by operating activities ................................    15,758    11,052

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale .............    24,890    26,645
 Proceeds from sales of mortgage-backed securities available for sale ........    55,421     8,702
 Proceeds from maturities of investment securities available for sale ........       295     1,190
 Proceeds from maturities of mortgage-backed securities available for sale ...    10,285    27,770
 Proceeds from maturities of investment securities held to maturity ..........        95       347
 Proceeds from maturities of mortgage-backed securities held to maturity .....     1,234       868
 Purchases of investment securities available for sale .......................    (6,366)  (45,381)
 Purchases of mortgage-backed securities available for sale ..................   (56,604)  (80,193)
 Purchases of investment securities held to maturity .........................    (3,829)
 Purchases of mortgage-backed securities held to maturity ....................    (3,110)
 Purchases of marketable equity securities available for sale ................      (215)   (2,565)
 Net increase in loans .......................................................   (16,766)   (2,757)
 Purchases of premises and equipment .........................................      (205)     (403)
 Proceeds from sales of premises and equipment ...............................                  14
 Proceeds from sales of other real estate owned ..............................                  64
 Proceeds from sales of repossessed assets ...................................       231       336
                                                                                --------  --------
    Net cash provided by (used) in investing activities ......................     5,356   (65,363)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2000           1999
                                                                                ----------     ---------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts ......................   $  2,199      $ (1,150)
 Net increase (decrease) in certificates of deposit ..........................      5,415        (6,950)
 Net increase (decrease) in federal funds purchased ..........................        175        (1,923)
 Net (decrease) increase in FHLB Dallas advances .............................    (21,383)       54,689
 Proceeds from the issuance of common stock ..................................         82            27
 Purchase of treasury stock ..................................................       (558)         (637)
 Dividends paid ..............................................................       (365)
                                                                                 --------      --------
      Net cash (used) in provided by financing activities ....................    (14,435)       44,056

Net increase (decrease) in cash and cash equivalents .........................      6,679       (10,255)
Cash and cash equivalents at beginning of period .............................     41,131        41,372
                                                                                 --------      --------
Cash and cash equivalents at end of period ...................................   $ 47,810      $ 31,117
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ...............................................................   $ 10,311      $  8,137
 Income taxes paid ...........................................................   $    600

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ........   $    177      $    174


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated balance sheet as of March 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flow for the three month period ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

At the annual shareholders' meeting on April 20, 2000, the shareholders of Southside Bancshares, Inc. approved increasing the authorized shares of common stock from 6 million to 20 million and a two-for-one stock split effective May 20, 2000 for shareholders of record April 21, 2000. All share amounts have been adjusted to give retroactive recognition to the two-for-one stock split.

2.  Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2000              1999
                                                          ---------          --------
Basic net earnings per share
  Net income ..........................................     $2,442            $1,605
  Weighted average shares outstanding .................      7,280             7,335
                                                            ------            ------
                                                            $  .34            $  .22
                                                            ======            ======

Diluted net earnings per share
  Net income ..........................................     $2,442            $1,605
  Weighted average shares outstanding plus
     assumed conversions ..............................      7,477             7,554
                                                            ------            ------
                                                            $  .33            $  .21
                                                            ======            ======

Calculation of weighted average shares outstanding
  plus assumed conversions
  Weighted average shares outstanding .................      7,280             7,335
  Effect of dilutive securities options ...............        197               219
                                                            ------            ------
                                                             7,477             7,554
                                                            ======            ======

3.  Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130) are as follows:

                                                            Three Months Ended March 31, 2000
                                                         ---------------------------------------
                                                         Before-Tax    Tax (Expense)  Net-of-Tax
                                                           Amount        Benefit        Amount
                                                         ----------    ------------   ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period         $(749)         $ 255          $(494)
    Less:  reclassification adjustment for losses
       realized in net income ...................           (273)            93           (180)
                                                           -----          -----          -----
    Net unrealized loss .........................           (476)           162           (314)
                                                           -----          -----          -----

Other comprehensive loss ........................          $(476)         $ 162          $(314)
                                                           =====          =====          =====

                                                         Three Months Ended March 31, 1999
                                                      ---------------------------------------
                                                      Before-Tax    Tax (Expense)  Net-of-Tax
                                                        Amount        Benefit        Amount
                                                      ----------    ------------   ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period     $(4,255)       $ 1,447        $(2,808)
    Less:  reclassification adjustment for gains
       realized in net income ....................         230            (78)           152
                                                       -------        -------        -------
    Net unrealized losses ........................      (4,485)         1,525         (2,960)
                                                       -------        -------        -------

Other comprehensive loss .........................     $(4,485)       $ 1,525        $(2,960)
                                                       =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2000 compared to
        March 31, 1999.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 2000 compared to the same period in 1999. Net income for the three months ended March 31, 2000 was $2.4 million compared to $1.6 million for the same period in 1999.

At the annual shareholders' meeting on April 20, 2000, the shareholders of Southside Bancshares, Inc. approved increasing the authorized shares of common stock from 6 million to 20 million and a two-for-one stock split effective May 20, 2000 for shareholders of record April 21, 2000. All share amounts have been adjusted to give retroactive recognition to the two-for-one stock split.

Net Interest Income

Net interest income for the three months ended March 31, 2000 was $7.4 million, an increase of $2.1 million or 38.4% for the quarter when compared to the same period in 1999. Average interest earning assets increased $128.2 million or 15.6%, while the net interest spread increased from 2.2% at March 31, 1999 to 2.7% at March 31, 2000. As interest rates increased during 1999 and 2000, the Company's premium mortgage-backed securities increased in yield as prepayment speeds decreased. This increase in yield, along with the increase in average loans, combined to increase the net interest spread.

During the three months ended March 31, 2000, Average Loans, funded by the growth in average deposits and average FHLB Dallas advances, increased $74.1 million or 22.9%, compared to the same period in 1999. The average yield on loans decreased slightly from 8.4% at March 31, 1999 to 8.3% at March 31, 2000, reflective of the change in the overall mix of loans for the two quarters.

Average Securities increased $46.3 million or 9.6% for the three months ended March 31, 2000 when compared to the same period in 1999. The overall yield on Average Securities increased to 7.2% during the three months ended March 31, 2000 from 6.1% during the same period in 1999, primarily due to decreased prepayment speeds on mortgage-backed securities which lead to decreased amortization expense, combined with higher overall interest rates.

Interest income from federal funds and other interest earning assets increased $.2 million or 84.3% for the three months ended March 31, 2000 when compared to 1999 as a result of the average balance increase of 47.3%. The average yield increased from 5.2% in 1999 to 6.5% at March 31, 2000 due to higher rates.

Total interest expense increased $1.9 million or 22.7% to $10.1 million during the three months ended March 31, 2000 as compared to $8.3 million during the same period in 1999. The increase was attributable to an increase in Average Interest Bearing Liabilities of $109.3 million or 15.3% and an increase in the average yield on interest bearing liabilities from 4.7% at March 31, 1999 to 5.0% at March 31, 2000. Average Interest Bearing Deposits increased $56.4 million or 14.4% while the average rate paid increased from 4.1% at March 31, 1999 to 4.3% at March 31, 2000. Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $48.0 million or 36.2% as compared to the same period in 1999. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $4.9 million or 2.9% compared to $169.6 million at March 31, 1999. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually replace short-term FHLB Dallas advances with deposit growth and long-term FHLB advances. Loan growth should gradually replace a portion of the securities portfolio.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from March 31, 1999 to March 31, 2000 as a result of the issuance of the Preferred Securities.

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

                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    -------------------------------------------------------------------

                                    AVERAGE                 AVERAGE     AVERAGE                AVERAGE
                                    VOLUME       INTEREST    YIELD      VOLUME       INTEREST   YIELD
                                   --------------------------------------------------------------------
                                                            (Dollars in thousands)
                                   Three Months Ended March 31, 2000  Three Months Ended March 31, 1999
                                   ---------------------------------  ---------------------------------

INTEREST EARNING
ASSETS:
 Loans (3)                          $397,288     $ 8,237     8.3%       $323,186     $ 6,667     8.4%
 Investment Securities (1)(2)        176,045       3,285     7.5%        142,052       2,364     6.7%
 Mortgage-backed Securities (2)      354,823       6,276     7.1%        342,509       4,866     5.8%
 Other Interest Earning
   Assets                             24,108         387     6.5%         16,362         210     5.2%
                                    --------     -------                --------     ------

TOTAL INTEREST EARNING
ASSETS                              $952,264     $18,185     7.7%       $824,109     $14,107     6.9%
                                    ========     =======                ========     ======


INTEREST BEARING LIABILITIES:
 Deposits                           $447,358     $ 4,811     4.3%       $390,922     $ 3,963     4.1%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                          4,389          62     5.7%         11,500         138     4.9%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas          175,967       2,481     5.7%        120,878       1,448     4.9%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas          174,542       2,351     5.4%        169,645       2,281     5.5%
 Long Term Junior
  Subordinated  Debentures            20,000         425     8.5%         20,000         425     8.5%
                                    --------     -------                --------     ------

TOTAL INTEREST BEARING
LIABILITIES                         $822,256     $10,130     5.0%       $712,945     $ 8,255     4.7%
                                    ========     =======                ========     =======

NET INTEREST SPREAD                                          2.7%                                2.2%
                                                             ====                                ===


(1) Interest income includes taxable-equivalent adjustments of $562 and $495 as of March 31, 2000 and 1999, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(3) Interest income includes taxable-equivalent adjustments of $90 and $8 as of March 31, 2000 and 1999, respectively.

Noninterest Income

Noninterest income was unchanged at $2.2 million for the three months ended March 31, 2000 compared to $2.2 million for the same period in 1999. Deposit services income increased $.5 million or 35.5% for the three months ended March 31, 2000. Deposit services income increased as a direct result of the overdraft privilege program, increased numbers of deposit accounts and increased deposit activity from March 31, 1999 to March 31, 2000. Other noninterest income decreased $43,000 or 7.9% for the three months ended March 31, 2000 primarily as a result of decreases in mortgage servicing release fees income. During the first quarter ended March 31, 2000, the Company had losses on the sale of securities of $.3 million compared to gains on the sales of securities of $.2 million for the same period in 1999. During the first quarter ended March 31, 2000, Southside sold available for sale securities to reduce duration. Sales of securities available for sale were the result of changes in economic conditions and a change in the mix of the securities portfolio.

The market value of the entire securities portfolio at March 31, 2000 was $522.7 million with a net unrealized loss on that date of $18.1 million. The net unrealized loss is comprised of $19.7 million in unrealized losses and $1.6 million in unrealized gains.

Noninterest Expense

Noninterest expense was $6.0 million for the three months ended March 31, 2000, compared to $5.3 million for the same period of 1999, representing an increase of $.7 million or 13.2%.

Salaries and employee benefits increased $.5 million or 14.5% during the three months ended March 31, 2000 when compared to the same period in 1999. Direct salary expense and payroll taxes increased $.4 million or 13.0% as a result of personnel additions for the three months ended March 31, 2000 when compared to the same period in 1999. Retirement expense increased $10,000 or 6.3% for the three months ended March 31, 2000 when compared to the same period in 1999. Health insurance expense increased $.1 million or 34.8% for the three months ended March 31, 2000 when compared to the same period in 1999.

Net occupancy expense increased $.1 million or 14.3% for the three months ended March 31, 2000 compared to the same period in 1999, largely due to higher real estate taxes and depreciation expense.

Equipment expense increased $44,000 or 40.0% for the three months ended March 31, 2000 compared to the same period in 1999 due to additional locations.

Advertising, travel and entertainment expense increased $66,000 or 24.1% for the quarter ended March 31, 2000 compared to the same period in 1999.

Provision for Income Taxes

The provision for the income tax expense for the three months ended March 31, 2000 was 22.9% compared to 16.8% of net income before taxes for the three months ended March 31, 1999. The increase is due to higher pretax income.

Capital Resources

Total shareholders' equity for the Company at March 31, 2000, of $39.0 million was up $1.3 million from December 31, 1999, and represented 3.8% of total assets at March 31, 2000 compared to 3.7% of total assets at December 31, 1999. Increases to shareholders' equity during the three months ended March 31, 2000 were net income of $2.4 million and common stock (9,260 shares) issued through the Company's dividend reinvestment plan of $82,000. Decreases to shareholders' equity consisted of an increase of $.3 million in net unrealized losses on securities available for sale, $.4 million in dividends paid to shareholders and the purchase of 63,600 shares of treasury stock for $.6 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on Southside Bank's (the "Bank") financial statements. At March 31, 2000, the Company and Southside Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2000, these investments were 16.5% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

The Asset Liability Management Committee of Southside Bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $74.1 million or 22.9% from the three months ended March 31, 1999 to March 31, 2000. The majority of the increase is in Real Estate Loans and Commercial Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and an increased commitment in residential mortgage lending. Commercial Loans increased as a result of commercial growth in the Company's market area.

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

For the three months ended March 31, 2000, loan charge-offs were $221,000 and recoveries were $83,000, resulting in net charge-offs of $138,000. For the three months ended March 31, 1999, net charge-offs were $60,000.

The increase in net charge-offs for the three months ended March 31, 2000 occurred primarily as a result of the increase in the average loan portfolio.

As a result of these and other factors, the necessary provision expense was estimated at $.4 million for the three months ended March 31, 2000.

Nonperforming Assets

The categories of nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual and restructured loans, other real estate owned and repossessed assets. Delinquent loans over 90 days past due represent loans for which the payment of principal or interest has not been received in a timely manner. The full collection of both the principal and interest is still expected but is being withheld due to negotiation or other items expected to be resolved in the near future. Generally, a loan is categorized as nonaccrual when principal or interest is past due 90 days or more, unless, in the determination of management, the principal and interest on the loan are well secured and in the process of collection. In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectibility of interest and principal is in serious doubt. When a loan is categorized as nonaccrual, the accrual of interest is discontinued, and any remaining accrued interest is reversed in that period; thereafter, interest income is recorded only when actually received. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists primarily of raw land and oil and gas interests. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at March 31, 2000 were $1,895,000, up $56,000 or 3.0% from $1,839,000 at December 31, 1999. Loans 90 days past due or more increased $185,000 or 54.6% to $524,000. The majority of the 90 day past due loans are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Repossessed assets decreased $54,000 or 25.8% to $155,000. Restructured loans decreased $2,000 or .4% to $446,000. From December 31, 1999 to March 31, 2000, nonaccrual loans decreased $73,000 or 10.4% to $630,000.

Expansion

During the first quarter of 2000, the Company made application to open a second full service branch in Lindale. The Company plans to open this branch during 2000. The Company is completing construction of the new Longview branch on Judson Road and expects to open this location during the latter half of the second quarter.

Year 2000 Compliance (Y2K)

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

     Y2K compliance costs incurred were approximately $395,000, the majority of which was related to hardware and software acquisitions. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Y2K project related efforts. Management currently estimates no additional significant Y2K compliance costs, which are expensed on a current period basis except for fixed asset purchases.

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

          Not Applicable

ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              Exhibit
                 No.
                 27     -     Financial Data Schedule for the three months ended
                              March 31, 2000.

          (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SOUTHSIDE BANCSHARES, INC.
                                               (Registrant)





                                        BY: /s/ B. G. HARTLEY
                                            ------------------------------------
                                            B. G. Hartley, Chairman of the Board
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


DATE:       05-10-00
     -----------------------



                                            /s/ LEE R. GIBSON
                                            ------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:       05-10-00
     -----------------------

                                  EXHIBIT INDEX

Exhibit No                                  Description
----------                                  -----------
    27              Financial Data Schedule for the three months ended March 31, 2000.