Form 10-Q
period 2000-06-30
SOUTHSIDE BANCSHARES INC
filed 2000-08-11
CIK 705432

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

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to
     ___________________


                         Commission file number 0-12247
                                                -------

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                          75-1848732
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      1201 S. Beckham, Tyler, Texas                                75701
----------------------------------------                     -------------------
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

     The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 7,240,482 shares of Common Stock, par value $1.25, outstanding at July 21, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                                                   June 30,       December 31,
                            ASSETS                                   2000             1999
                                                                 -----------      -----------
Cash and due from banks ....................................     $    33,898      $    41,131
                                                                 -----------      -----------
   Cash and cash equivalents ...............................          33,898           41,131
Investment securities:
   Available for sale ......................................          62,472           96,244
   Held to maturity ........................................         111,850           86,208
                                                                 -----------      -----------
     Total Investment securities ...........................         174,322          182,452
Mortgage-backed and related securities:
   Available for sale ......................................         223,970          273,676
   Held to maturity ........................................         144,983           73,898
                                                                 -----------      -----------
     Total Mortgage-backed securities ......................         368,953          347,574
Marketable equity securities:
   Available for sale ......................................          19,344           18,543
Loans:
   Loans, net of unearned discount .........................         429,210          387,446
   Less:  Reserve for loan losses ..........................          (5,085)          (4,575)
                                                                 -----------      -----------
     Net Loans .............................................         424,125          382,871
Premises and equipment, net ................................          21,695           21,306
Interest receivable ........................................           8,256            7,563
Deferred tax asset .........................................           5,559            6,244
Other assets ...............................................           6,630            4,881
                                                                 -----------      -----------

     TOTAL ASSETS ..........................................     $ 1,062,782      $ 1,012,565
                                                                 ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .....................................     $   145,699      $   150,629
   Interest bearing ........................................         496,541          436,915
                                                                 -----------      -----------
     Total Deposits ........................................         642,240          587,544
Short-term obligations:
   Federal funds purchased .................................          10,275               75
   FHLB Dallas advances ....................................         144,008          181,222
   Other obligations .......................................           2,346            4,744
                                                                 -----------      -----------
      Total Short-term obligations .........................         156,629          186,041
Long-term obligations:
   FHLB Dallas advances ....................................         192,244          174,704
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ..........................          20,000           20,000
                                                                 -----------      -----------
      Total Long-term obligations ..........................         212,244          194,704
Other liabilities ..........................................           8,863            6,604
                                                                 -----------      -----------
     TOTAL LIABILITIES .....................................       1,019,976          974,893
                                                                 -----------      -----------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
      7,824,034 and 7,798,332 shares issued and outstanding)           9,780            9,748
   Paid-in capital .........................................          27,640           27,472
   Retained earnings .......................................          18,767           14,583
   Treasury stock (583,552 and 512,502 shares at cost) .....          (5,170)          (4,544)
   Accumulated other comprehensive loss ....................          (8,211)          (9,587)
                                                                 -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY ...........................          42,806           37,672
                                                                 -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........     $ 1,062,782      $ 1,012,565
                                                                 ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)


                                                                 Quarter Ended June 30,    Six Months Ended June 30,
                                                                 ----------------------    -------------------------
                                                                   2000          1999         2000          1999
                                                                 --------      --------     --------      --------
Interest income
   Loans ...................................................     $  8,655      $  6,821     $ 16,802      $ 13,480
   Investment securities ...................................        2,653         2,263        5,376         4,132
   Mortgage-backed and related securities ..................        6,542         5,195       12,818        10,061
   Other interest earning assets ...........................          663           363        1,050           573
                                                                 --------      --------     --------      --------
       Total interest income ...............................       18,513        14,642       36,046        28,246

Interest expense
   Time and savings deposits ...............................        5,601         4,029       10,412         7,992
   Short-term obligations ..................................        2,444         1,987        4,987         3,573
   Long-term obligations ...................................        2,917         2,755        5,693         5,461
                                                                 --------      --------     --------      --------
       Total interest expense ..............................       10,962         8,771       21,092        17,026
                                                                 --------      --------     --------      --------

Net interest income ........................................        7,551         5,871       14,954        11,220
Provision for loan losses ..................................          378           328          783           653
                                                                 --------      --------     --------      --------

Net interest income after provision for loan losses ........        7,173         5,543       14,171        10,567
                                                                 --------      --------     --------      --------
Noninterest income
   Deposit services ........................................        2,043         1,702        4,006         3,151
   (Loss) gain on sales of securities available for sale ...         (186)           74         (459)          304
   Other ...................................................          661           509        1,163         1,054
                                                                 --------      --------     --------      --------
       Total noninterest income ............................        2,518         2,285        4,710         4,509
                                                                 --------      --------     --------      --------

Noninterest expense
   Salaries and employee benefits ..........................        3,965         3,354        7,623         6,549
   Net occupancy expense ...................................          784           684        1,557         1,360
   Equipment expense .......................................          157           109          311           219
   Advertising, travel & entertainment .....................          441           360          781           634
   Supplies ................................................          133           120          281           246
   Postage .................................................          106            98          201           191
   Other ...................................................          922           898        1,776         1,744
                                                                 --------      --------     --------      --------
       Total noninterest expense ...........................        6,508         5,623       12,530        10,943
                                                                 --------      --------     --------      --------

Income before federal tax expense ..........................        3,183         2,205        6,351         4,133
Provision for federal tax expense ..........................          714           441        1,440           764
                                                                 --------      --------     --------      --------

Net Income .................................................     $  2,469      $  1,764     $  4,911      $  3,369
                                                                 ========      ========     ========      ========

Earnings Per Common Share-Basic ............................     $    .34      $    .24     $    .68      $    .46
                                                                 ========      ========     ========      ========

Earnings Per Common Share-Diluted ..........................     $    .33      $    .24     $    .66      $    .45
                                                                 ========      ========     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

                                                                                                           Accumulated
                                                                                                             Other
                                             Compre-                                                         Compre-       Total
                                             hensive                                                         hensive       Share-
                                             Income      Common    Paid in      Retained      Treasury       Income       holders'
                                             (Loss)      Stock     Capital      Earnings       Stock         (Loss)        Equity
                                            --------    --------   --------     --------    -----------    -----------    --------
Balance at December 31, 1999 .............  $           $  9,748   $ 27,472     $ 14,583      $ (4,544)     $ (9,587)     $ 37,672
Net Income ...............................     4,911                               4,911                                     4,911
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure) ...........................     1,376                                                           1,376         1,376
                                            --------
Comprehensive income .....................  $  6,287
                                            ========
Common stock issued (25,702 shares) ......                    32        164                                                    196
Dividends paid on common stock ...........                                          (727)                                     (727)
Purchase of 71,050 shares of
  Treasury stock .........................                                                        (626)                       (626)
FAS 109 - Incentive Stock Options ........                                4                                                      4
                                                        --------   --------     --------      --------      --------      --------

Balance at June 30, 2000 .................              $  9,780   $ 27,640     $ 18,767      $ (5,170)     $ (8,211)     $ 42,806
                                                        ========   ========     ========      ========      ========      ========


Disclosure of reclassification amount:
Unrealized holding gains arising during
   period ................................  $  1,073
Less: reclassification adjustment for
   losses included in net income .........      (303)
                                            --------
Net unrealized gains on securities .......  $  1,376
                                            ========



Balance at December 31, 1998 .............  $           $  9,214   $ 24,198     $ 11,391      $ (3,158)     $  4,768      $ 46,413
Net Income ...............................     3,369                               3,369                                     3,369
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) ...........................    (8,481)                                                         (8,481)       (8,481)
                                            --------
Comprehensive loss .......................  $ (5,112)
                                            ========
Common stock issued (17,459 shares) ......                    44        168                                                    212
Dividends paid on common stock ...........                                          (696)                                     (696)
Purchase of 42,611 shares of
  Treasury stock .........................                                                        (781)                       (781)
FAS 109 - Incentive Stock Options ........                               18                                                     18
                                                        --------   --------     --------      --------      --------      --------

Balance at June 30, 1999 .................              $  9,258   $ 24,384     $ 14,064      $ (3,939)     $ (3,713)     $ 40,054
                                                        ========   ========     ========      ========      ========      ========


Disclosure of reclassification amount:
Unrealized holding losses arising during
   period ................................  $ (8,280)
Less: reclassification adjustment for
   gains included in net income ..........       201
                                            --------
Net unrealized losses on securities ......  $ (8,481)
                                            ========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2000           1999
                                                                                     ---------      ---------
OPERATING ACTIVITIES:
 Net income ....................................................................     $   4,911      $   3,369
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................           871            720
  Amortization of premium ......................................................           710          2,993
  Accretion of discount and loan fees ..........................................        (1,027)          (774)
  Provision for loan losses ....................................................           783            653
  FAS 109 - incentive stock options ............................................             4             18
  Increase in interest receivable ..............................................          (693)          (768)
  (Increase) decrease in other receivables and prepaids ........................        (1,864)           667
  Increase in deferred tax asset ...............................................           (24)          (183)
  Increase in interest payable .................................................           302            409
  Gain on sale of assets .......................................................                          (14)
  Gain on sale of other real estate owned ......................................                           (1)
  Loss (gain) on sales of securities available for sale ........................           459           (304)
  Decrease in other payables ...................................................          (441)          (467)
                                                                                     ---------      ---------
    Net cash provided by operating activities ..................................         3,991          6,318

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............        41,569         41,960
 Proceeds from sales of mortgage-backed securities available for sale ..........       114,485         89,209
 Proceeds from maturities of investment securities available for sale ..........         1,475         11,500
 Proceeds from maturities of mortgage-backed securities available for sale .....        18,483         50,816
 Proceeds from maturities of investment securities held to maturity ............           190            347
 Proceeds from maturities of mortgage-backed securities held to maturity .......         2,762          1,482
 Purchases of investment securities available for sale .........................       (30,671)      (116,523)
 Purchases of mortgage-backed securities available for sale ....................      (152,660)      (163,719)
 Purchases of investment securities held to maturity ...........................        (3,829)
 Purchases of mortgage-backed securities held to maturity ......................        (3,110)
 Purchases of marketable equity securities available for sale ..................          (801)        (3,850)
 Net increase in loans .........................................................       (42,470)       (16,591)
 Purchases of premises and equipment ...........................................        (1,260)        (2,216)
 Proceeds from sales of premises and equipment .................................                           14
 Proceeds from sales of other real estate owned ................................                           64
 Proceeds from sales of repossessed assets .....................................           548            561
                                                                                     ---------      ---------
    Net cash used in investing activities ......................................       (55,289)      (106,946)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ----------------------
                                                                                       2000          1999
                                                                                     --------      --------
FINANCING ACTIVITIES:

 Net (decrease) increase in demand and savings accounts ........................     $ (9,549)     $ 17,315
 Net increase (decrease) in certificates of deposit ............................       64,245        (3,487)
 Net increase in federal funds purchased .......................................       10,200         8,107
 Net (decrease) increase in FHLB Dallas advances ...............................      (19,674)       68,385
 Proceeds from the issuance of common stock ....................................          196           212
 Purchase of treasury stock ....................................................         (626)         (781)
 Dividends paid ................................................................         (727)         (696)
                                                                                     --------      --------

      Net cash provided by financing activities ................................       44,065        89,055
                                                                                     --------      --------

Net decrease in cash and cash equivalents ......................................       (7,233)      (11,573)
Cash and cash equivalents at beginning of period ...............................       41,131        41,372
                                                                                     --------      --------
Cash and cash equivalents at end of period .....................................     $ 33,898      $ 29,799
                                                                                     ========      ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .................................................................     $ 21,394      $ 16,618
 Income taxes paid .............................................................     $  1,750      $    700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ..........     $    433      $    398


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flow for the six month period ended June 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

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

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):


                                                         Six Months Ended June 30,
                                                         -------------------------
                                                             2000       1999
                                                            ------     ------
Basic net earnings per share
  Net income ..........................................     $4,911     $3,369
  Weighted average shares outstanding .................      7,255      7,316
                                                            ------     ------
                                                            $  .68     $  .46
                                                            ======     ======

Diluted net earnings per share
  Net income ..........................................     $4,911     $3,369
  Weighted average shares outstanding plus
     assumed conversions ..............................      7,453      7,524
                                                            ------     ------
                                                            $  .66     $  .45
                                                            ======     ======

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding .................      7,255      7,316
  Effect of dilutive securities options ...............        198        208
                                                            ------     ------
                                                             7,453      7,524
                                                            ======     ======

3. Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                            Six Months Ended June 30, 2000
                                                     -------------------------------------------
                                                     Before-Tax      Tax (Expense)      Net-of-Tax
                                                       Amount           Benefit          Amount
                                                     ----------      -------------      ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period      $ 1,626          $  (553)         $ 1,073
    Less: reclassification adjustment for losses
       realized in net income ....................        (459)             156             (303)
                                                       -------          -------          -------
    Net unrealized gains .........................       2,085             (709)           1,376
                                                       -------          -------          -------

Other comprehensive income .......................     $ 2,085          $  (709)         $ 1,376
                                                       =======          =======          =======

                                                                  Quarter Ended June 30, 2000
                                                           -------------------------------------------
                                                           Before-Tax      Tax (Expense)    Net-of-Tax
                                                             Amount          Benefit          Amount
                                                           ----------      -------------    ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....     $ 2,375          $  (808)         $ 1,567
    Less: reclassification adjustment for losses
       realized in net income .........................        (186)              63             (123)
                                                            -------          -------          -------
    Net unrealized gains ..............................       2,561             (871)           1,690
                                                            -------          -------          -------

Other comprehensive income ............................     $ 2,561          $  (871)         $ 1,690
                                                            =======          =======          =======


                                                                Six Months Ended June 30, 1999
                                                           ---------------------------------------
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
                                                            ========      ========      ========


                                                                    Quarter Ended June 30, 1999
                                                           --------------------------------------------
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
                                                            =======          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 2000 compared to June 30, 1999.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 2000 compared to the same periods in 1999. Net income for the quarter and six months ended June 30, 2000 was $2.5 million and $4.9 million as compared to $1.8 million and $3.4 million for the same periods in 1999.

At the annual shareholders' meeting on April 20, 2000, the shareholders of Southside Bancshares, Inc. approved increasing the authorized shares of common stock from 6 million to 20 million and a two-for-one stock split effective May 20, 2000 for shareholders of record April 21, 2000. All share amounts have been adjusted to give retroactive recognition to the two-for-one stock split.

Net Interest Income

Net interest income for the quarter and six months ended June 30, 2000 was $7.6 million and $15.0 million, an increase of $1.7 million or 28.6% for the quarter and $3.7 million or 33.3% for the six months when compared to the same period in 1999. Average interest earning assets increased $110.5 million or 12.9%, while the net interest spread increased from 2.2% at June 30, 1999 to 2.7% at June 30, 2000. As interest rates increased during 1999 and 2000, the Company's premium mortgage-backed securities increased in yield as prepayment speeds decreased. This increase in yield, along with the increase in average loans, combined to increase the net interest spread. Future increases in the net interest spread will become more difficult due to competition and long-term liabilities purchased at higher rates.

During the six months ended June 30, 2000, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $80.6 million or 24.7%, compared to the same period in 1999. The average yield on loans increased from 8.3% at June 30, 1999 to 8.4% at June 30, 2000, reflective of an overall increase in rates.

Average Securities increased $28.3 million or 5.6% for the six months ended June 30, 2000 when compared to the same period in 1999. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities increased to 7.3% during the six months ended June 30, 2000 from 6.1% during the same period in 1999, due in part to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense, combined with a restructuring of a portion of the securities portfolio into higher yielding securities due to higher overall interest rates.

Interest income from federal funds and other interest earning assets increased $.5 million or 83.2% for the six months ended June 30, 2000 when compared to 1999 as a result of the average balance increase of 7.1%. The average yield increased from 5.3% in 1999 to 9.0% at June 30, 2000 due to higher rates and a special FHLB Dallas dividend of $300,000 on the FHLB Dallas stock the Company owns.

Total interest expense increased $4.1 million or 23.9% to $21.1 million during the six months ended June 30, 2000 as compared to $17.0 million during the same period in 1999. The increase was attributable to an increase in Average Interest Bearing Liabilities of $100.6 million or 13.8% and an increase in the average yield on interest bearing liabilities from 4.7% at June 30, 1999 to 5.1% at June 30, 2000. Average Interest Bearing Deposits increased $68.2 million or 17.4% while the average rate paid increased from 4.1% at June 30, 1999 to 4.5% at June 30, 2000.

During the second quarter ended June 30, 2000, the Company issued $54.4 million of long-term brokered CD's with one-year continuous discrete call options. The average yield on these CD's was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring additional interest rate risk. The options associated with these CD's should provide the Bank with valuable balance sheet opportunities in the future. The higher cost associated with these callable CD's may have a negative impact on the Company's net interest spread during the next several quarters.

During the second quarter, the Bank introduced a new Platinum Money Market deposit account. This account pays a higher rate on larger deposit balances than the Bank's other money market account. As deposits shift to the new money market account, the higher interest cost associated with this change will have a negative impact on the Company's net interest margin. The Bank hopes to attract new deposits due to the competitive rate of this account.

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $25.4 million or 17.7% as compared to the same period in 1999. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $6.9 million or 4.0% compared to $172.2 million at June 30, 1999. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually replace short-term FHLB Dallas advances with deposit growth and long-term FHLB advances. Loan growth should gradually replace a portion of the securities portfolio.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from June 30, 1999 to June 30, 2000.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                       SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                   ----------------------------------------------------------------------------
                                   AVERAGE                    AVERAGE        AVERAGE                   AVERAGE
                                   VOLUME        INTEREST      YIELD         VOLUME      INTEREST       YIELD
                                   ----------------------------------------------------------------------------
                                                                (Dollars in thousands)
                                       Six Months Ended June 30, 2000          Six Months Ended June 30, 1999
                                   ------------------------------------      ----------------------------------
INTEREST EARNING
ASSETS:
 Loans(3)                          $407,097      $ 16,999           8.4%     $326,510     $ 13,498          8.3%
 Investment Securities(1)(2)        174,290         6,525           7.5%      156,050        5,173          6.7%
 Mortgage-backed Securities(2)      359,650        12,818           7.2%      349,583       10,061          5.8%
 Other Interest Earning
   Assets                            23,478         1,050           9.0%       21,917          573          5.3%
                                   --------      --------      --------      --------     --------     --------


TOTAL INTEREST EARNING
ASSETS                             $964,515      $ 37,392           7.8%     $854,060     $ 29,305          6.9%
                                   ========      ========      ========      ========     ========     ========


INTEREST BEARING LIABILITIES:
 Deposits                          $460,744      $ 10,412           4.5%     $392,582     $  7,992          4.1%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                         4,921           141           5.8%        8,322          196          4.7%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas         164,294         4,846           5.9%      135,444        3,377          5.0%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas         179,100         4,843           5.4%      172,157        4,611          5.4%
 Long Term Junior
  Subordinated  Debentures           20,000           850           8.5%       20,000          850          8.5%
                                   --------      --------      --------      --------     --------     --------


TOTAL INTEREST BEARING
LIABILITIES                        $829,059      $ 21,092           5.1%     $728,505     $ 17,026          4.7%
                                   ========      ========      ========      ========     ========     ========

NET INTEREST SPREAD                                                 2.7%                                    2.2%
                                                               ========                                ========

(1) Interest income includes taxable-equivalent adjustments of $1,149 and $1,041 as of June 30, 2000 and 1999, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(3) Interest income includes taxable-equivalent adjustments of $197 and $18 as of June 30, 2000 and 1999, respectively.

Noninterest Income

Noninterest income was $4.7 million for the six months ended June 30, 2000 compared to $4.5 million for the same period in 1999. Deposit services income increased $.9 million or 27.1% for the six months ended June 30, 2000. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from June 30, 1999 to June 30, 2000. Other noninterest income increased $.1 million or 10.3% for the six months ended June 30, 2000 primarily as a result of increases in trust income and other fee income. During the six months ended June 30, 2000, the Company had losses on the sale of securities of $.5 million compared to gains on the sales of securities of $.3 million for the same period in 1999. During the six months ended June 30, 2000, Southside Bank (the "Bank") sold available for sale securities to reduce duration and restructure a portion of the available for sale securities portfolio.

The market value of the entire securities portfolio at June 30, 2000 was $558.4 million with a net unrealized loss on that date of $16.5 million. The net unrealized loss is comprised of $19.1 million in unrealized losses and $2.6 million in unrealized gains.

Noninterest Expense

Noninterest expense was $12.5 million for the six months ended June 30, 2000, compared to $10.9 million for the same period of 1999, representing an increase of $1.6 million or 14.5%.

Salaries and employee benefits increased $1.1 million or 16.4% during the six months ended June 30, 2000 when compared to the same period in 1999. Direct salary expense and payroll taxes increased $.6 million or 10.9% as a result of personnel additions for the six months ended June 30, 2000 when compared to the same period in 1999. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $48,000 or 15.0% for the six months ended June 30, 2000 when compared to the same period in 1999. Health insurance expense increased $.4 million or 72.6% for the six months ended June 30, 2000 when compared to the same period in 1999.

Net occupancy expense increased $.2 million or 14.5% for the six months ended June 30, 2000 compared to the same period in 1999, largely due to higher real estate taxes and depreciation expense.

Equipment expense increased $92,000 or 42.0% for the six months ended June 30, 2000 compared to the same period in 1999 due to additional locations.

Advertising, travel and entertainment expense increased $147,000 or 23.2% for the six months ended June 30, 2000 compared to the same period in 1999 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

Provision for Income Taxes

The provision for the income tax expense for the six months ended June 30, 2000 was 22.7% compared to 18.5% for the six months ended June 30, 1999. The increase in the effective tax rate and income tax expense is primarily a result of higher taxable income.

Capital Resources

Total shareholders' equity for the Company at June 30, 2000, of $42.8 million was up $5.1 million from December 31, 1999, and represented 4.0% of total assets at June 30, 2000 compared to 3.7% of total assets at December 31, 1999. Increases to shareholders' equity during the six months ended June 30, 2000 were net income of $4.9 million and common stock (25,702 shares) issued through the Company's dividend reinvestment and incentive stock option plans of $.2 million and a decrease of $1.4 million in net unrealized losses on securities available for sale. Decreases to shareholders' equity consisted of $.7 million in dividends paid to shareholders and the purchase of 71,050 shares of treasury stock for $.6 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2000, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

It is management's intention to maintain the Company's capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly. Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At June 30, 2000, these investments were 13.0% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

The Asset Liability Management Committee of the Bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $80.6 million or 24.7% from the six months ended June 30, 1999 to June 30, 2000. The majority of the increase is in Real Estate Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and a strong commitment in residential mortgage lending.

Loan Loss Experience and Reserve for Loan Losses

The loan loss reserve is based on the most current review of the loan portfolio at that time. An internal loan review officer of the Company is responsible for an ongoing review of the Bank's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

For the second quarter and six months ended June 30, 2000, loan charge-offs were $211,000 and $432,000 and recoveries were $75,000 and $158,000, respectively, resulting in net charge-offs of $136,000 and $274,000. For the second quarter and six months ended June 30, 1999, loan charge-offs were $185,000 and $317,000, and recoveries were $78,000 and $150,000, respectively, resulting in net charge-offs of $107,000 and $167,000.

The increase of net charge-offs for the six months ended June 30, 2000 occurred primarily as a result of the increase in the average loan portfolio. As a result of these and other factors, the necessary provision expense was estimated at $.8 million for the six months ended June 30, 2000.

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

Total nonperforming assets at June 30, 2000 were $1,915,000, up $76,000 or 4.1 % from $1,839,000 at December 31, 1999. Loans 90 days past due or more increased $324,000 or 95.6% to $663,000. Of this total, 31% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Eleven percent are multi-family real estate properties, 31% are commercial real estate properties and 29% are commercial loans. Restructured loans increased $33,000 or 7.4% to $481,000. From December 31, 1999 to June 30, 2000, nonaccrual loans decreased $166,000 or 23.6% to $537,000. Repossessed assets decreased $115,000 or 55.0%. Other real estate remained unchanged at $140,000.

Expansion

During the second quarter of 2000, the Company received approval from the FDIC to open a second full service branch in Lindale. The Company plans to open this branch during the third quarter of 2000.

The Company acquired property in Whitehouse, Texas in southern Smith County on which it plans to construct a full service branch during 2001, pending regulatory approval.

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

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    An annual meeting of shareholders was held on April 20, 2000.

           (b) The election of four directors (term expiring at the 2003 Annual Meeting) were as follows:

                                           FOR         WITHHELD
                                           ---         --------
                  Herbert C. Buie        2,403,261        1,846
                  Robbie N. Edmonson     2,403,261        1,846
                  W. D. (Joe) Norton     2,403,261        1,846
                  Michael D. Gollob      2,403,261        1,846

                  Directors continuing until the 2001 Annual Meeting are as follows:

                  Fred E. Bosworth
                  B. G. Hartley
                  Paul W. Powell

                  Directors continuing until the 2002 Annual Meeting are as follows:

                  Rollins Caldwell
                  Sam Dawson
                  William Sheehy

           (c) The matters voted upon and the results of the voting were as follows:

                  The shareholders voted 2,363,059 shares in the affirmative, 20,619 shares in the negative, and 21,429 abstentions to approve a charter amendment to increase the authorized but unissued common stock to 20,000,000 shares, to reduce the par value of the common stock and to initiate a two-for-one stock split.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

              Exhibit
                 No.
              -------

              3(a)(iii) -    Articles of Amendment effective May 20,
                             2000 to Articles of Incorporation of
                             Southside Bancshares, Inc. (filed as Exhibit
                             3(a)(iii) to the Registrant's Form 10Q for
                             the quarter ended June 30, 2000, and filed
                             herewith.).

                 27     -    Financial Data Schedule for the six months ended
                             June 30, 2000.

           (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  SOUTHSIDE BANCSHARES, INC.
                                              (Registrant)





                                  BY: /s/  B. G. HARTLEY
                                      -----------------------------------------
                                           B. G. Hartley, Chairman of the Board
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


DATE:   08-11-00
      ------------



                                      /s/  LEE R. GIBSON
                                      -----------------------------------------
                                           Lee R. Gibson, Executive Vice
                                           President (Principal Financial
                                           and Accounting Officer)



DATE:   08-11-00
      ------------

                                  EXHIBIT INDEX

Exhibit No        Description
----------        -----------

27                Financial Data Schedule for the six months ended June 30, 2000.

3(a)(iii) -       Articles of Amendment effective May 20, 2000 to Articles of
                  Incorporation of Southside Bancshares, Inc. (filed as Exhibit
                  3(a)(iii) to the Registrant's Form 10Q for the quarter ended
                  June 30, 2000, and filed herewith.).