Form 10-Q
period 2000-09-30
SOUTHSIDE BANCSHARES INC
filed 2000-11-14
CIK 705432

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

For the quarterly period ended              September 30, 2000
                               ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ to _____________


                  Commission file number        0-12247
                                        ---------------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                     75-1848732
-----------------------------------------         ------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      1201 S. Beckham, Tyler, Texas                           75701
-----------------------------------------         ------------------------------
(Address of principal executive offices)                   (Zip Code)

         (Registrant's telephone number, including area code)   903-531-7111
                                                             ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         The number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date, was 7,243,975 shares of Common Stock, par value $1.25, outstanding at November 7, 2000.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                             September 30,   December 31,
                                                                                                 2000            1999
                                                                                             ------------    ------------
                                                          ASSETS

Cash and due from banks ..................................................................   $     31,598    $     41,131
                                                                                             ------------    ------------
   Cash and cash equivalents .............................................................         31,598          41,131
Investment securities:
   Available for sale ....................................................................         44,636          96,244
   Held to maturity ......................................................................        112,028          86,208
                                                                                             ------------    ------------
     Total Investment securities .........................................................        156,664         182,452
Mortgage-backed and related securities:
   Available for sale ....................................................................        244,051         273,676
   Held to maturity ......................................................................        143,889          73,898
                                                                                             ------------    ------------
     Total Mortgage-backed securities ....................................................        387,940         347,574
Marketable equity securities:
   Available for sale ....................................................................         19,903          18,543
Loans:
   Loans, net of unearned discount .......................................................        467,562         387,446
   Less: Reserve for loan losses .........................................................         (4,979)         (4,575)
                                                                                             ------------    ------------
     Net Loans ...........................................................................        462,583         382,871
Premises and equipment, net ..............................................................         23,846          21,306
Interest receivable ......................................................................          7,596           7,563
Deferred tax asset .......................................................................          5,033           6,244
Other assets .............................................................................          5,373           4,881
                                                                                             ------------    ------------

     TOTAL ASSETS ........................................................................   $  1,100,536    $  1,012,565
                                                                                             ============    ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ...................................................................   $    150,331    $    150,629
   Interest bearing ......................................................................        517,403         436,915
                                                                                             ------------    ------------
     Total Deposits ......................................................................        667,734         587,544
Short-term obligations:
   Federal funds purchased ...............................................................         15,000              75
   FHLB Dallas advances ..................................................................        132,964         181,222
   Other obligations .....................................................................          3,031           4,744
                                                                                             ------------    ------------
      Total Short-term obligations .......................................................        150,995         186,041
Long-term obligations:
   FHLB Dallas advances ..................................................................        201,502         174,704
   Guaranteed Preferred Beneficial Interest in the Company's
   Junior Subordinated Debentures ........................................................         20,000          20,000
                                                                                             ------------    ------------
      Total Long-term obligations ........................................................        221,502         194,704
Other liabilities ........................................................................         14,389           6,604
                                                                                             ------------    ------------
     TOTAL LIABILITIES ...................................................................      1,054,620         974,893
                                                                                             ------------    ------------

Shareholders' equity:
   Common stock: ($1.25 par, 20,000,000 shares authorized,
      7,835,527 and 7,798,332 shares issued and outstanding) .............................          9,794           9,748
   Paid-in capital .......................................................................         27,718          27,472
   Retained earnings .....................................................................         20,767          14,583
   Treasury stock (591,552 and 512,502 shares at cost) ...................................         (5,238)         (4,544)
   Accumulated other comprehensive loss ..................................................         (7,125)         (9,587)
                                                                                             ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY .........................................................         45,916          37,672
                                                                                             ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $  1,100,536    $  1,012,565
                                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                   Quarter Ended        Nine Months Ended
                                                                   September 30,           September 30,
                                                               --------------------    --------------------
                                                                 2000        1999        2000        1999
                                                               --------    --------    --------    --------
Interest income
   Loans ...................................................   $  9,480    $  7,174    $ 26,282    $ 20,654
   Investment securities ...................................      2,460       2,465       7,836       6,597
   Mortgage-backed and related securities ..................      6,888       5,784      19,706      15,845
   Other interest earning assets ...........................        354         313       1,404         886
                                                               --------    --------    --------    --------
       Total interest income ...............................     19,182      15,736      55,228      43,982

Interest expense
   Time and savings deposits ...............................      6,515       4,129      16,927      12,121
   Short-term obligations ..................................      2,327       2,478       7,314       6,051
   Long-term obligations ...................................      3,245       2,711       8,938       8,172
                                                               --------    --------    --------    --------
       Total interest expense ..............................     12,087       9,318      33,179      26,344
                                                               --------    --------    --------    --------

Net interest income ........................................      7,095       6,418      22,049      17,638
Provision for loan losses ..................................        385         375       1,168       1,028
                                                               --------    --------    --------    --------

Net interest income after provision for loan losses ........      6,710       6,043      20,881      16,610
                                                               --------    --------    --------    --------
Noninterest income
   Deposit services ........................................      1,946       1,793       5,952       4,944
   (Loss) gain on sales of securities available for sale ...        (67)        (30)       (526)        274
   Other ...................................................        749         524       1,912       1,578
                                                               --------    --------    --------    --------
       Total noninterest income ............................      2,628       2,287       7,338       6,796
                                                               --------    --------    --------    --------

Noninterest expense
   Salaries and employee benefits ..........................      3,764       3,608      11,387      10,157
   Net occupancy expense ...................................        791         717       2,348       2,077
   Equipment expense .......................................        171         157         482         376
   Advertising, travel & entertainment .....................        394         269       1,175         903
   Supplies ................................................        145         120         426         366
   Postage .................................................        114         107         315         298
   Other ...................................................      1,005         841       2,781       2,585
                                                               --------    --------    --------    --------
       Total noninterest expense ...........................      6,384       5,819      18,914      16,762
                                                               --------    --------    --------    --------

Income before federal tax expense ..........................      2,954       2,511       9,305       6,644
Provision for federal tax expense ..........................        592         537       2,032       1,301
                                                               --------    --------    --------    --------

Net Income .................................................   $  2,362    $  1,974    $  7,273    $  5,343
                                                               ========    ========    ========    ========

Earnings Per Common Share-Basic ............................   $    .32    $    .27    $   1.00    $    .73
                                                               ========    ========    ========    ========
Earnings Per Common Share-Diluted ..........................   $    .32    $    .26    $    .98    $    .71
                                                               ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

                                                                                                   Accumulated
                                                                                                     Other
                                              Compre-                                                Compre-     Total
                                              hensive                                                hensive     Share-
                                               Income     Common    Paid in    Retained   Treasury   Income     holders'
                                               (Loss)     Stock     Capital    Earnings    Stock     (Loss)      Equity
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at December 31, 1999................ $          $   9,748  $  27,472  $  14,583  $  (4,544) $  (9,587) $  37,672
Net Income..................................     7,273                            7,273                            7,273
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................     2,462                                                  2,462      2,462
                                             ---------
Comprehensive income........................ $   9,735
                                             =========
Common stock issued (37,195 shares).........                   46        240                                         286
Dividends paid on common stock..............                                     (1,089)                          (1,089)
Purchase of 79,050 shares of
  Treasury stock............................                                                  (694)                 (694)
FAS 109 - Incentive Stock Options...........                               6                                           6
                                                        ---------  ---------  ---------  ---------  ---------  ----------

Balance at September 30, 2000...............            $   9,794  $  27,718  $  20,767  $  (5,238) $  (7,125) $  45,916
                                                        =========  =========  =========  =========  =========  =========


Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $   2,115
Less:  reclassification adjustment for
   losses included in net income............      (347)
                                             ---------
Net unrealized gains on securities.......... $   2,462
                                             =========


Balance at December 31, 1998................ $          $   9,214  $  24,198  $  11,391  $  (3,158) $   4,768  $  46,413
Net Income..................................     5,343                            5,343                            5,343
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure)..............................   (12,684)                                               (12,684)   (12,684)
                                             ---------
Comprehensive loss.......................... $  (7,341)
                                             =========
Common stock issued (68,318 shares).........                   86        288                                         374
Dividends paid on common stock..............                                     (1,044)                          (1,044)
Purchase of 114,370 shares of
  Treasury stock............................                                                (1,052)               (1,052)
FAS 109 - Incentive Stock Options...........                              29                                          29
Stock dividend..............................                  437      2,886     (3,323)
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Balance at September 30, 1999...............            $   9,737  $  27,401  $  12,367  $  (4,210) $  (7,916) $  37,379
                                                        =========  =========  =========  =========  =========  =========


Disclosure of reclassification amount:
Unrealized holding losses arising during
   period................................... $ (12,503)
Less:  reclassification adjustment for
   gains included in net income.............       181
                                             ---------
Net unrealized losses on securities......... $ (12,684)
                                             =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income ....................................................................   $    7,273    $    5,343
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................        1,270         1,092
  Amortization of premium ......................................................        1,116         4,080
  Accretion of discount and loan fees ..........................................       (1,550)       (1,280)
  Provision for loan losses ....................................................        1,168         1,028
  FAS 109 - incentive stock options ............................................            6            29
  Increase in interest receivable ..............................................          (33)          (67)
  (Increase) decrease in other receivables and prepaids ........................         (592)          590
  (Increase) decrease in deferred tax asset ....................................          (57)           38
  Increase in interest payable .................................................          802           568
  Gain on sale of assets .......................................................                        (37)
  Gain on sale of other real estate owned ......................................                       (100)
  Loss (gain) on sales of securities available for sale ........................          526          (274)
  Increase (decrease) in other payables ........................................        5,270        (5,058)
                                                                                   ----------    ----------
    Net cash provided by operating activities ..................................       15,199         5,952

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............       79,400        69,310
 Proceeds from sales of mortgage-backed securities available for sale ..........      178,813        89,209
 Proceeds from maturities of investment securities available for sale ..........        2,810        22,909
 Proceeds from maturities of mortgage-backed securities available for sale .....       27,265        70,308
 Proceeds from maturities of investment securities held to maturity ............          450           347
 Proceeds from maturities of mortgage-backed securities held to maturity .......        3,963         2,064
 Purchases of investment securities available for sale .........................      (51,198)     (125,288)
 Purchases of mortgage-backed securities available for sale ....................     (245,504)     (203,411)
 Purchases of investment securities held to maturity ...........................       (3,829)       (2,820)
 Purchases of mortgage-backed securities held to maturity ......................       (3,110)
 Purchases of marketable equity securities available for sale ..................       (1,360)       (4,123)
 Net increase in loans .........................................................      (81,521)      (37,874)
 Purchases of premises and equipment ...........................................       (3,810)       (3,051)
 Proceeds from sales of premises and equipment .................................                        667
 Proceeds from sales of other real estate owned ................................                        296
 Proceeds from sales of repossessed assets .....................................          741           956
                                                                                   ----------    ----------
    Net cash used in investing activities ......................................      (96,890)     (120,501)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ..............................   $      4,210    $     40,990
 Net increase in certificates of deposit ..................................         75,980           4,471
 Net increase (decrease) in federal funds purchased .......................         14,925          (4,168)
 Net (decrease) increase in FHLB Dallas advances ..........................        (21,460)         78,088
 Proceeds from the issuance of common stock ...............................            286             374
 Purchase of treasury stock ...............................................           (694)         (1,052)
 Dividends paid ...........................................................         (1,089)         (1,044)
                                                                              ------------    ------------

      Net cash provided by financing activities ...........................         72,158         117,659
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents ......................         (9,533)          3,110
Cash and cash equivalents at beginning of period ..........................         41,131          41,372
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $     31,598    $     44,482
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ............................................................   $     32,377    $     25,777
 Income taxes paid ........................................................   $      2,000    $      1,350

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure .....   $        641    $        887


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flow for the nine month period ended September 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

At the annual shareholders' meeting on April 20, 2000, the shareholders of Southside Bancshares, Inc. approved increasing the authorized shares of common stock from 6 million to 20 million and a two-for-one stock split effective May 20, 2000 for shareholders of record April 21, 2000. All share amounts have been adjusted to give retroactive recognition to the two-for-one stock split.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" has been adjusted to give retroactive recognition to stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         2000             1999
                                                                    --------------   --------------
Basic net earnings per share
  Net income ....................................................   $        7,273   $        5,343
  Weighted average shares outstanding ...........................            7,250            7,313
                                                                    --------------   --------------
                                                                    $         1.00   $          .73
                                                                    ==============   ==============

Diluted net earnings per share
  Net income ....................................................   $        7,273   $        5,343
  Weighted average shares outstanding plus
     assumed conversions ........................................            7,439            7,541
                                                                    --------------   --------------
                                                                    $          .98   $          .71
                                                                    ==============   ==============

Calculation of weighted average shares outstanding plus
  assumed conversions
  Weighted average shares outstanding ...........................            7,250            7,313
  Effect of dilutive securities options .........................              189              228
                                                                    --------------   --------------
                                                                             7,439            7,541
                                                                    ==============   ==============


3. Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                                        Nine Months Ended September 30, 2000
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $         3,205   $       (1,090)  $         2,115
     Less: reclassification adjustment for losses
         included in net income...............................             (526)             179              (347)
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................            3,731           (1,269)            2,462
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $         3,731   $       (1,269)  $         2,462
                                                                ================  ==============   ===============

                                                                          Quarter Ended September 30, 2000
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $         1,579   $         (537)  $         1,042
     Less: reclassification adjustment for losses
         included in net income...............................              (67)              23               (44)
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................            1,646             (560)            1,086
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $         1,646   $         (560)  $         1,086
                                                                ===============   ==============   ===============


                                                                       Nine Months Ended September 30, 1999
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------

  Unrealized losses on securities:
     Unrealized holding losses arising during period..........  $       (18,944)  $        6,441   $       (12,503)
     Less: reclassification adjustment for gains
         included in net income...............................              274              (93)              181
                                                                ---------------   --------------   ---------------
      Net unrealized losses on securities.....................          (19,218)           6,534           (12,684)
                                                                ---------------   --------------   ---------------

  Other comprehensive losses..................................  $       (19,218)  $        6,534   $       (12,684)
                                                                ================  ==============   ===============


                                                                         Quarter Ended September 30, 1999
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)      Net-of-Tax
                                                                     Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------


  Unrealized losses on securities:
     Unrealized holding losses arising during period..........  $        (6,398)  $        2,175   $        (4,223)
     Less: reclassification adjustment for losses
         included in net income...............................              (30)              10               (20)
                                                                ---------------   --------------   ---------------
      Net unrealized losses on securities.....................           (6,368)           2,165            (4,203)
                                                                ---------------   --------------   ---------------


  Other comprehensive losses..................................  $        (6,368)  $        2,165   $        (4,203)
                                                                ===============   ==============   ===============


4. Subsequent Events

In November 2000, the Company formed a wholly-owned non-banking subsidiary Southside Capital Trust II (the "Trust Issuer"). The Trust Issuer was created under the Business Trust Act of Delaware for the sole purpose of issuing and selling Convertible Preferred Securities (the "Securities") and Common Securities and using proceeds from the sale of the Securities and Common Securities to acquire Convertible Junior Subordinated Debentures (the "Debentures") issued by the Company. Accordingly, the Debentures will be the sole assets of the Trust Issuer and payments under the Debentures will be the sole revenue of the Trust Issuer. All of the Common Securities are owned by the Company.

The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Securities. Although the Debentures will be treated as debt of the Company, they qualify for tier 1 capital or tier 2 capital treatment subject to a limitation that the securities included as tier 1 capital not exceed 25% of total tier 1 capital. The Securities are callable at par by the Company on or after December 31, 2005, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The Securities are also callable as early as three years at a premium should the stock price exceed a specified dollar amount. The Securities must be redeemed upon maturity of the Debentures in year 2030.

On November 8, 2000, the Company through the Trust Issuer sold 1,500,000 Convertible Preferred Securities at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $15,000,000. It has a distribution rate of 8.75% per annum payable at the end of each calendar quarter and has a conversion feature to the Company's common stock at $10.50 per share.

5. Recent Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Financial Accounting Standards No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Financial Accounting Standards No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133, an Amendment of Financial Accounting Standards Board Statement No. 133," which defers the effective date of Financial Accounting Standards No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of Financial Accounting Standards No. 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of Financial Accounting Standards No. 133, as amended. Additionally, Financial Accounting Standards No. 133, as amended, should not be applied retroactively to financial statements of prior periods.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standards Board Statement No. 133", which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standards No. 133, as amended. Financial Accounting Standards No. 138 amends the accounting and reporting standards of Financial Accounting Standards No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. Our management anticipates that adoption of Financial Accounting Standards No. 133, as amended, will not have a significant effect on our results of operations or our financial position.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Our management anticipates the adoption of Financial Accounting Standards No. 140 will not have a significant effect on our results of operations or on our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nine months ended September 30, 2000 compared to September 30, 1999.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999. Net income for the quarter and nine months ended September 30, 2000 was $2.4 million and $7.3 million as compared to $2.0 million and $5.3 million for the same periods in 1999.

At the annual shareholders' meeting on April 20, 2000, the shareholders of Southside Bancshares, Inc. approved increasing the authorized shares of common stock from 6 million to 20 million and a two-for-one stock split effective May 20, 2000 for shareholders of record April 21, 2000. All share amounts have been adjusted to give retroactive recognition to the two-for-one stock split.

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 2000 was $7.1 million and $22.0 million, an increase of $677,000 or 10.5% for the quarter and $4.4 million or 25.0% for the nine months when compared to the same period in 1999. Average interest earning assets increased $103.8 million or 11.9%, while the net interest spread increased from 2.24% at September 30, 1999 to 2.57% at September 30, 2000. As interest rates increased during 1999 and 2000, the Company's premium mortgage-backed securities increased in yield as prepayment speeds decreased. This increase in yield, along with the increase in average loans, combined to increase the net interest spread. Future increases in the net interest spread will become more difficult due to competition and long-term liabilities purchased at higher rates.

During the nine months ended September 30, 2000, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $88.6 million or 26.7%, compared to the same period in 1999. The average yield on loans increased from 8.33% at September 30, 1999 to 8.45% at September 30, 2000, reflective of an overall increase in rates.

Average Securities increased $15.3 million or 2.9% for the nine months ended September 30, 2000 when compared to the same period in 1999. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities increased to 7.32% during the nine months ended September 30, 2000 from 6.18% during the same period in 1999, due in part to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense, combined with a restructuring of a portion of the securities portfolio into higher yielding securities due to higher overall interest rates.

Interest income from federal funds and other interest earning assets increased $518,000 or 58.5% for the nine months ended September 30, 2000 when compared to 1999 as a result of the increase in the average yield. The average yield increased from 5.18% in 1999 to 8.23% at September 30, 2000 due to higher rates and a special FHLB Dallas dividend of $300,000 on the FHLB Dallas stock the Company owns.

Total interest expense increased $6.8 million or 25.9% to $33.2 million during the nine months ended September 30, 2000 as compared to $26.3 million during the same period in 1999. The increase was attributable to an increase in Average Interest Bearing Liabilities of $97.2 million or 13.0% and an increase in the average yield on interest bearing liabilities from 4.73% at September 30, 1999 to 5.26% at September 30, 2000. Average Interest Bearing Deposits increased $81.9 million or 20.7% while the average rate paid increased from 4.10% at September 30, 1999 to 4.74% at September 30, 2000.

During the second quarter ended June 30, 2000, the Company issued $54.4 million of long-term brokered CD's with one-year continuous discrete call options. The average yield on these CD's was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring additional interest rate risk. The options associated with these CD's may provide the Bank with balance sheet opportunities in the future. The higher cost associated with these callable CD's will have a negative impact on the Company's net interest spread during the next several quarters.

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

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $1.5 million or 1.0% as compared to the same period in 1999. This increase reflects a strategically planned increase in balance sheet leverage to achieve certain Asset/Liability Management Committee ("ALCO") objectives. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $13.8 million or 8.0% compared to $172.7 million at September 30, 1999. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually replace short-term FHLB Dallas advances with deposit growth and long-term FHLB advances. Loan growth should gradually replace a portion of the securities portfolio.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from September 30, 1999 to September 30, 2000.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                     SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                               ----------------------------------------------------------------------------------
                                AVERAGE                     AVERAGE            AVERAGE                    AVERAGE
                                BALANCE      INTEREST        YIELD             BALANCE     INTEREST        YIELD
                               ------------------------------------          ------------------------------------
                                            (Dollars in thousands)
                               Nine Months Ended September 30, 2000          Nine Months Ended September 30, 1999
                               ------------------------------------          ------------------------------------
INTEREST EARNING
ASSETS:
 Loans (3)                     $  420,749   $  26,609         8.45%          $  332,171   $   20,686        8.33%
 Investment Securities (1)(2)     169,846       9,586         7.54%             163,487        8,164        6.68%
 Mortgage-backed Securities (2)   364,595      19,706         7.22%             355,651       15,845        5.96%
 Other Interest Earning
   Assets                          22,785       1,404         8.23%              22,877          886        5.18%
                               ----------   ---------                        ----------   ----------

TOTAL INTEREST EARNING
ASSETS                         $  977,975   $  57,305         7.83%          $  874,186   $   45,581        6.97%
                               ==========   =========                        ==========   ==========


INTEREST BEARING LIABILITIES:
 Deposits                      $  476,706   $  16,927         4.74%          $  394,795   $   12,121        4.10%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                       5,007         225         6.00%               7,501          271        4.83%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas       153,907       7,089         6.15%             149,903        5,780        5.16%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas       186,428       7,663         5.49%             172,678        6,897        5.34%
 Long Term Junior
  Subordinated  Debentures         20,000       1,275         8.50%              20,000        1,275        8.50%
                               ----------   ---------                        ----------   ----------


TOTAL INTEREST BEARING
LIABILITIES                    $  842,048   $  33,179         5.26%          $  744,877   $   26,344        4.73%
                               ==========   =========       -------          ==========   ==========      -------

NET INTEREST SPREAD                                           2.57%                                         2.24%
                                                            =======                                       =======


(1) Interest income includes taxable-equivalent adjustments of $1,750 and $1,567 as of September 30, 2000 and 1999, respectively.

(2) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(3) Interest income includes taxable-equivalent adjustments of $327 and $32 as of September 30, 2000 and 1999, respectively.

Noninterest Income

Noninterest income was $7.3 million for the nine months ended September 30, 2000 compared to $6.8 million for the same period in 1999. Deposit services income increased $1.0 million or 20.4% for the nine months ended September 30, 2000. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from September 30, 1999 to September 30, 2000. Other noninterest income increased $334,000 or 21.2% for the nine months ended September 30, 2000 primarily as a result of increases in trust income and other fee income. During the nine months ended September 30, 2000, the Company had losses on the sale of securities of $526,000 compared to gains on the sales of securities of $274,000 for the same period in 1999. During the nine months ended September 30, 2000, Southside Bank (the "Bank") sold available for sale securities to reduce duration and restructure a portion of the available for sale securities portfolio.

The market value of the entire securities portfolio at September 30, 2000 was $562.4 million with a net unrealized loss on that date of $12.8 million. The net unrealized loss is comprised of $16.4 million in unrealized losses and $3.6 million in unrealized gains.

Noninterest Expense

Noninterest expense was $18.9 million for the nine months ended September 30, 2000, compared to $16.8 million for the same period of 1999, representing an increase of $2.2 million or 12.8%.

Salaries and employee benefits increased $1.2 million or 12.1% during the nine months ended September 30, 2000 when compared to the same period in 1999. Direct salary expense and payroll taxes increased $1.0 million or 12.2% as a result of personnel additions for the nine months ended September 30, 2000 when compared to the same period in 1999. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense decreased $298,000 or 39.3% for the nine months ended September 30, 2000 when compared to the same period in 1999 primarily as a result of the level of performance of retirement plan assets and actuarial computations. Health insurance expense increased $492,000 or 53.2% for the nine months ended September 30, 2000 when compared to the same period in 1999. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. During the nine month period ended September 30, 2000, the Company experienced higher claims.

Net occupancy expense increased $271,000 or 13.0% for the nine months ended September 30, 2000 compared to the same period in 1999, largely due to higher real estate taxes and depreciation expense.

Equipment expense increased $106,000 or 28.2% for the nine months ended September 30, 2000 compared to the same period in 1999 due to additional locations.

Advertising, travel and entertainment expense increased $272,000 or 30.1% for the nine months ended September 30, 2000 compared to the same period in 1999 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

Other expense increased $196,000 or 7.6% for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increases in FDIC insurance, ATM fees and computer fees.

Provision for Income Taxes

The provision for the income tax expense for the nine months ended September 30, 2000 was 21.8% compared to 19.6% for the nine months ended September 30, 1999. The increase in the effective tax rate and income tax expense is primarily a result of higher taxable income.

Capital Resources

Total shareholders' equity for the Company at September 30, 2000, of $45.9 million was up $8.2 million from December 31, 1999, and represented 4.2% of total assets at September 30, 2000 compared to 3.7% of total assets at December 31, 1999. Increases to shareholders' equity during the nine months ended September 30, 2000 were net income of $7.3 million and common stock (37,195 shares) issued through the Company's dividend reinvestment and incentive stock option plans of $286,000 and a decrease of $2.5 million in net unrealized losses on securities available for sale. Decreases to shareholders' equity consisted of $1.1 million in dividends paid to shareholders and the purchase of 79,050 shares of treasury stock for $694,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of three percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2000, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At September 30, 2000, these investments were 13.0% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

On November 8, 2000, the Company through Southside Capital Trust II sold 1,500,000 shares of Convertible Preferred Securities at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $15 million. It has a distribution rate of 8.75% per annum payable at the end of each calendar quarter and has a conversion feature to the Company's common stock at $10.50 per share.

The proceeds received by the Company from the Trust Issuer will be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the possible repurchase of shares of our common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $88.6 million or 26.7% from the nine months ended September 30, 1999 to September 30, 2000.

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

For the third quarter and nine months ended September 30, 2000, loan charge-offs were $560,000 and $992,000 and recoveries were $70,000 and $228,000, respectively, resulting in net charge-offs of $490,000 and $764,000. For the third quarter and nine months ended September 30, 1999, loan charge-offs were $230,000 and $547,000, and recoveries were $68,000 and $219,000, respectively, resulting in net charge-offs of $162,000 and $328,000.

The increase of net charge-offs for the nine months ended September 30, 2000 occurred primarily as a result of the increase in the average loan portfolio. As a result of these and other factors, the necessary provision expense was estimated at $1.2 million for the nine months ended September 30, 2000.

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

Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists primarily of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at September 30, 2000 were $1,709,000, down $130,000 or 7.1% from $1,839,000 at December 31, 1999. Loans 90 days past due or more increased $193,000 or 56.9% to $532,000. Of this total, 32.5% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been significantly less than those on other properties. Seventeen percent are commercial real estate properties, 42.5% are commercial loans and 8% are loans to individuals. Restructured loans decreased $3,000 or 0.67% to $445,000. From December 31, 1999 to September 30, 2000, nonaccrual loans decreased $220,000 or 31.3% to $483,000. Repossessed assets decreased $143,000 or 68.4%. Other real estate increased $43,000 or 30.7% to $183,000.

Expansion

During the second quarter of 2000, the Company received approval from the FDIC to open a second full service branch in Lindale. The Company plans to open this branch during the next few months.

The Company acquired property in Whitehouse, Texas in southern Smith County on which it plans to construct a full service branch during 2001, pending regulatory approval.

Other Accounting Issues

On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Financial Accounting Standards No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Financial Accounting Standards No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Financial Accounting Standards No. 133, an Amendment of Financial Accounting Standards Board Statement No. 133," which defers the effective date of Financial Accounting Standards No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of Financial Accounting Standards No. 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of Financial Accounting Standards No. 133, as amended. Additionally, Financial Accounting Standards No. 133, as amended, should not be applied retroactively to financial statements of prior periods.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standards Board Statement No. 133", which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standards No. 133, as amended. Financial Accounting Standards No. 138 amends the accounting and reporting standards of Financial Accounting Standards No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. Our management anticipates that adoption of Financial Accounting Standards No. 133, as amended, will not have a significant effect on our results of operations or our financial position.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Our management anticipates the adoption of Financial Accounting Standards No. 140 will not have a significant effect on our results of operations or on our financial position.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           The Company is a party to certain litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

           Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5. OTHER INFORMATION

           Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

              Exhibit
                 No.

                 3(a)(i)   -        Articles of Incorporation of Southside
                                    Bancshares, Inc., as amended.

                 27        -        Financial Data Schedule for the nine months
                                    ended September 30, 2000.

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





                                   SOUTHSIDE BANCSHARES, INC.
                                          (Registrant)





                                   BY:  /s/ B. G. HARTLEY
                                            ------------------------------------
                                            B. G. Hartley, Chairman of the Board
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


DATE:   11-13-2000
     ----------------------


                                        /s/ LEE R. GIBSON
                                            ------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:   11-13-2000
     ----------------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
   3(a)(i)    Articles of Incorporation of Southside Bancshares, Inc., as amended.
  27          Financial Data Schedule for the nine months ended September 30, 2000.