Form 10-K405
period 2000-12-31
SOUTHSIDE BANCSHARES INC
filed 2001-03-15
CIK 705432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K
(MARK ONE)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------                     EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------                     EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 2001, 7,499,916 shares of common stock of Southside Bancshares, Inc. were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant as of March 2, 2001 was $52,226,913.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 19, 2001. (Part III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company"), incorporated in Texas in 1982, is a bank holding company for Southside Bank (the "Bank" or "Southside Bank"), headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 171,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area and is the largest bank based on asset size headquartered in East Texas.

       At December 31, 2000, the Company had total assets of $1.2 billion, total loans of $481.4 million, deposits of $720.6 million, and shareholders' equity of $51.7 million. The Company had net income of $9.8 million and $7.9 million and diluted earnings per share of $1.24 and $1.00 for the years ended December 31, 2000 and 1999, respectively. The Company has paid a cash dividend every year since 1970.

       The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and nonprofit organizations in the communities it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

       The Bank's consumer loan services include 1-4 family residential mortgage loans, home improvement loans, automobile loans and other installment loans. The Bank began offering home equity loans in January 1998 when a new Texas law first permitting such loans took effect. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion and commercial real estate loans. The Bank also offers construction loans primarily for owner-occupied 1-4 family residential and commercial real estate.

       The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2000, the Bank's trust department managed approximately $207 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, L.C., the Bank offers full retail investment services to its customers. In early 1997, the Company formed a consumer finance subsidiary, Countywide Loans, Inc. ("Countywide"), to provide basic financial services such as small loans, check cashing and money orders to individuals, which at December 31, 2000, had $.9 million in loans outstanding.

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

MARKET AREA

       The Company considers its primary market area to be all of Smith and Gregg Counties in East Texas, and to a lesser extent, portions of adjoining counties. During 1998 and 1999, the Bank opened three branches in Gregg County and one branch in Smith County. The Bank plans to open two additional branches in Lindale and Whitehouse, both in Smith County, which should open during 2001. The Company expects its presence in the Gregg County market area to increase in the future, however, the city of Tyler in Smith County presently represents the Company's primary market area.

       The principal economic activities in the Company's market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, Tyler's industry base includes conventions and tourism, as well as retirement relocation. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ over 6,500 individuals. In 1998, Target Stores opened a multi-state distribution center in the greater Tyler area along Interstate 20 that employs over 1,000 workers.

       The Bank serves its markets through twelve full service branch locations, including seven branches located in grocery stores. The branches are located in and around Tyler and Longview. Several longtime Longview banking veterans joined the Bank to lead the Company in its expansion into the Longview market. The Company's television and radio advertising has extended into this market area for several years, providing the Bank name recognition in the greater Longview area.

       The Bank also maintains four motor bank facilities and Countywide maintains one location. The Bank's customers may also access various banking services through 21 ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone, internet and electronic banking products. These products allow the Bank's customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

LENDING ACTIVITIES

       The Company's main objective is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas, with the exception of selected municipal loans. Total loans as of December 31, 2000 increased $94.0 million or 24.3% while the average balance was up $93.1 million or 27.3% when compared to 1999.

       Real estate loans as of December 31, 2000 increased $53.7 million or 23.5% from December 31, 1999. Loans to individuals increased $12.3 million or 15.6% from December 31, 1999 and commercial loans increased $28.0 million or 35.1%.

       The increase in real estate loans is due to a stronger real estate market and a strong commitment by the Company to residential mortgage lending. Commercial loans increased as a result of commercial growth in the Company's market area. Commercial loans also increased due to the growth of loans made to municipalities in Texas. Loans to individuals increased due to greater penetration in the Company's market area. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community.

       The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank's legal lending limit at December 31, 2000 was $10 million. The Bank's largest loan relationship at December 31, 2000 was approximately $7.5 million.

       The average yield on loans for the year ended December 31, 2000 increased to 8.45% from 8.28% for the year ended December 31, 1999. This increase was reflective of the repricing characteristics of the loans and the increase in lending rates during 2000.

       LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       The following table sets forth loan totals net of unearned discount by category for the years presented:


                                                              December 31,
                                      --------------------------------------------------------------
                                         2000         1999         1998         1997         1996
                                      ----------   ----------   ----------   ----------   ----------
                                                              (in thousands)
Real Estate Loans:
   Construction ...................   $   25,108   $   18,489   $   10,509   $   10,299   $    7,821
   1-4 Family Residential .........      134,672      112,699       93,215       76,243       62,356
   Other ..........................      122,665       97,556       68,140       55,802       57,198
Commercial Loans ..................      107,711       79,722       67,977       61,972       51,307
Loans to Individuals ..............       91,279       78,980       79,882       91,719       79,485
                                      ----------   ----------   ----------   ----------   ----------

   Total Loans ....................   $  481,435   $  387,446   $  319,723   $  296,035   $  258,167
                                      ==========   ==========   ==========   ==========   ==========

       For purposes of this discussion, the Company's loans are divided into three categories: Real Estate Loans, Commercial Loans, and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2000, the majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $282.4 million in real estate loans, $134.7 million or 47.7% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

       Management pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled and potential exposures are recognized and reserved for as soon as they are identified. However, the slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

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

       The Company's fixed rate 1-4 family residential mortgage loans generally have maturities ranging from five to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan or amortizing with a balloon feature, typically due in fifteen years or less.

       The Company reviews information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

       In November 1997, Texas voters approved a change to the Texas Constitution allowing home equity loans. The Company began offering this form of real estate lending beginning January 1, 1998 when the law became effective. At December 31, 2000, these loans totaled $17.9 million.

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

       The Company formed a special lending department during 1998 that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax pledges which additionally support these loans in addition to collateral. Average loans to municipalities and school districts increased approximately $16.2 million during the year ended December 31, 2000. At December 31, 2000, the Company had Commercial Loans to municipalities and school districts of $31.1 million and Real estate loans to municipalities and school districts of $1.3 million.

       LOANS TO INDIVIDUALS

       The Bank is a major consumer lender in its trade territory and has been for many years. The majority of consumer loans outstanding are those secured by vehicles, including the "indirect" vehicle loan portfolio, which at December 31, 2000 was approximately $3.9 million. The indirect vehicle loans on the Company's books were originated through automobile dealers but underwritten directly by the Company using the same underwriting guidelines used for its direct vehicle loans. However, due to market forces that were contributing to declining profit margins on indirect vehicle loans, the Company exited the indirect vehicle loan program effective January 2, 1998 to concentrate on direct vehicle loans. Direct vehicle loans accounted for approximately $52.4 million at December 31, 2000. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

       At this point, the economy in the Bank's trade territory appears stable. One area of concern is the nationwide personal bankruptcy rate. Management expects this rate to have some adverse effect on the Company's net charge-offs. Most of the Company's loans to individuals are collateralized, which management believes will limit the exposure in this area should current bankruptcy levels continue.

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

       LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

       The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2000, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                    After One
                                                      Due in One    but within   After Five
                                                     Year or Less   Five Years      Years
                                                     ------------   ----------   ----------
                                                                  (in thousands)
Construction Loans ...............................   $     15,736   $    7,845   $    1,527
Real Estate Loans-Other ..........................        107,403      126,248       23,686
Commercial Loans .................................         86,117       20,492        1,102
All Other Loans ..................................         58,204       29,442        3,633
                                                     ------------   ----------   ----------
      Total Loans ................................   $    267,460   $  184,027   $   29,948
                                                     ============   ==========   ==========

Loans with Maturities After
  One Year for Which:         Interest Rates are Fixed or Predetermined          $  213,346
                              Interest Rates are Floating or Adjustable          $   24,604

     * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Company's subsidiary, Southside Bank, makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 2000 and 1999, these loans totaled $8.9 million and $8.8 million or 17.2% and 23.3% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

       LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

       The loan loss reserve is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Independent Bank Services, L.C., a partially owned subsidiary of the Bank, supplements the internal review officer's process by performing additional loans reviews designed to achieve overall goals of penetration. Third, Southside Bank is regulated and examined by the FDIC and/or the Texas Department of Banking on an annual basis.

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

       Industry experience shows that a portion of the Company's loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company's control, including, among other things, changes in market conditions affecting the value of properties and problems affecting the credit of the borrower. Management's determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the regulators (who have the authority to require additional reserves), and geographic and industry loan concentration.

       In addition to maintaining an ongoing review of the loan portfolio, the internal review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the amount of nonspecifically allocated reserve necessary, in addition to the portion which is specifically allocated by loan. The internal review officer also uses the loan portfolio data collected to determine the allocation of reserve for loan loss appropriate for the risk in each of the Company's major loan categories.

       As of December 31, 2000, the Company's review of the loan portfolio indicates that a loan loss reserve of $5.0 million is adequate.

       The following table presents information regarding the average amount of net loans outstanding, changes in the reserve for loan losses, the ratio of net loans charged-off to average loans outstanding, and an allocation of the reserve for loan loss.


                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES


                                                                                     Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                 2000           1999           1998          1997          1996
                                                              ----------     ----------     ----------    ----------    ----------
                                                                                      (dollars in thousands)
Average Net Loans Outstanding ..............................  $  434,559     $  341,466     $  304,255    $  274,577    $  243,925
                                                              ==========     ==========     ==========    ==========    ==========

Balance of Reserve for Loan Loss at Beginning of Period ....  $    4,575     $    3,564     $    3,370    $    3,249    $    3,317
                                                              ----------     ----------     ----------    ----------    ----------

Loan Charge-Offs:
Real Estate-Construction ...................................         (15)            --             --            --            --
Real Estate-Other ..........................................         (14)            --           (175)           --            --
Commercial Loans ...........................................        (522)          (114)          (405)         (525)          (70)
Loans to Individuals .......................................        (891)          (651)          (769)         (704)         (768)
                                                              ----------     ----------     ----------    ----------    ----------

Total Loan Charge-Offs .....................................      (1,442)          (765)        (1,349)       (1,229)         (838)
                                                              ----------     ----------     ----------    ----------    ----------

Recovery of Loans Previously Charged off:
Real Estate-Construction ...................................          --             --             --            10            --
Real Estate-Other ..........................................          34              5             36            14             7
Commercial Loans ...........................................          57            106             90           133            78
Loans to Individuals .......................................         240            209            202           188           185
                                                              ----------     ----------     ----------    ----------    ----------

Total Recovery of Loans Previously Charged-Off .............         331            320            328           345           270
                                                              ----------     ----------     ----------    ----------    ----------

Net Loan Charge-Offs .......................................      (1,111)          (445)        (1,021)         (884)         (568)

Provision for Loan Loss ....................................       1,569          1,456          1,215         1,005           500
                                                              ----------     ----------     ----------    ----------    ----------

Balance at End of Period ...................................  $    5,033     $    4,575     $    3,564    $    3,370    $    3,249
                                                              ==========     ==========     ==========    ==========    ==========

Ratio of Net Charge-Offs to Average Loans Outstanding ......         .26%           .13%           .34%          .32%          .23%
                                                              ==========     ==========     ==========    ==========    ==========



Allocation of Reserve for Loan Loss (dollars in thousands):

                                                                          December 31,
                                ------------------------------------------------------------------------------------------------
                                      2000                1999                1998                1997                1996
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                           % of               % of                % of                % of                % of
                                Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                                ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
Real Estate-Construction ....   $  230       4.6%   $   91       2.0%   $   52       1.5%   $   52       1.5%   $   39       1.2%

Real Estate-Other ...........    2,124      42.2%    1,804      39.4%    1,291      36.2%    1,087      32.3%    1,059      32.6%

Commercial Loans ............    1,561      31.0%    1,558      34.1%    1,182      33.2%    1,181      35.0%    1,129      34.7%

Loans to Individuals ........    1,097      21.8%    1,077      23.5%    1,017      28.5%    1,040      30.9%      948      29.2%

Unallocated .................       21        .4%       45       1.0%       22        .6%       10        .3%       74       2.3%
                                ------   -------    ------   -------    ------   -------    ------   -------    ------   -------

Balance at End of Period ....   $5,033       100%   $4,575       100%   $3,564       100%   $3,370       100%   $3,249       100%
                                ======   =======    ======   =======    ======   =======    ======   =======    ======   =======


       See "Consolidated Financial Statements - Note 6. Loans and Reserve
                           for Possible Loan Losses."

NONPERFORMING ASSETS

       Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists of two real estate properties. The Company is actively marketing the properties and they are not held for investment purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines:


                                                             NONPERFORMING ASSETS

                                                            Years Ended December 31,
                                          --------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                          --------    --------    --------    --------    --------
                                                          (dollars in thousands)
Loans 90 Days Past Due:
   Real Estate .....................      $    577    $    233    $    412    $    454    $    214
   Loans to Individuals ............            43          58          44         232         170
   Commercial ......................           599          48         120          56          88
                                          --------    --------    --------    --------    --------
                                             1,219         339         576         742         472
                                          --------    --------    --------    --------    --------

Loans on Nonaccrual:
   Real Estate .....................           336                       2         108         646
   Loans to Individuals ............           216         281         263         177         113
   Commercial ......................            78         422         167       1,059         774
                                          --------    --------    --------    --------    --------
                                               630         703         432       1,344       1,533
                                          --------    --------    --------    --------    --------
Restructured Loans:
   Real Estate .....................           160         178         197         214         230
   Loans to Individuals ............           151         214         222         189         108
   Commercial ......................            78          56          54          32          62
                                          --------    --------    --------    --------    --------
                                               389         448         473         435         400
                                          --------    --------    --------    --------    --------

Total Nonperforming Loans ..........         2,238       1,490       1,481       2,521       2,405

Other Real Estate Owned ............            43         140         195         364         273
Repossessed Assets .................           196         209         326         206         262
                                          --------    --------    --------    --------    --------

Total Nonperforming Assets .........      $  2,477    $  1,839    $  2,002    $  3,091    $  2,940
                                          ========    ========    ========    ========    ========

Percentage of Total Assets .........           .22%        .18%        .23%        .54%        .61%

Percentage of Loans and Leases,
   Net of Unearned Income ..........           .51%        .47%        .63%       1.04%       1.14%

       Total nonperforming assets increased $638,000 or 34.7% between December 31, 1999 and December 31, 2000. On January 3, 2001, one loan of $268,000 in the nonperforming asset category, loans 90 days past due, was paid in full. Nonperforming assets as a percentage of assets increased .04% from the previous year and as a percentage of loans increased .04%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2000 in the opinion of management, the Company had $431,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:


                                                         Valuation      Carrying
                                            Total        Allowance        Value
                                         ------------   ------------  ------------
                                                       (in thousands)
Real Estate Loans....................... $        336   $         32  $        304
Commercial Loans........................           78             20            58
Loans to Individuals....................          216             29           187
                                         ------------   ------------  ------------

Balance at December 31, 2000............ $        630   $         81  $        549
                                         ============   ============  ============


                                                         Valuation      Carrying
                                            Total        Allowance        Value
                                         ------------   ------------  ------------
                                                       (in thousands)
Commercial Loans........................ $        422   $        225  $        197
Loans to Individuals....................          281             44           237
                                         ------------   ------------  ------------

Balance at December 31, 1999............ $        703   $        269  $        434
                                         ============   ============  ============

       For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $567,000 and $565,000, respectively. During the years ended December 31, 2000 and 1999, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $122,000, $125,000 and $94,000 for the years ended December 31, 2000, 1999 and 1998, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $138,000, $137,000 and $113,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented:


                                             Years Ended December 31,
                                         --------------------------------
                                           2000        1999        1998
                                         --------    --------    --------
                                                  (in thousands)
Balance at beginning of year .........   $     61    $    658    $    672
    Acquisition of OREO ..............         --          61          --
    Disposition of OREO ..............        (61)       (658)        (14)
                                         --------    --------    --------
Balance at end of year ...............   $     --    $     61    $    658
                                         ========    ========    ========

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

       The Company accounts for debt and equity securities as follows:

       Held to Maturity (HTM). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

       Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

       Management attempts to deploy investable funds into instruments which are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.

       The following table sets forth the carrying amount of Investment Securities, Mortgage-backed Securities and Marketable Equity Securities at December 31, 2000 and 1999:

                                                        December 31,
                                               -----------------------------
Available for Sale:                                2000             1999
                                               ------------     ------------
                                                       (in thousands)
U.S. Treasury .............................    $      6,015     $      9,467
U.S. Government Agencies...................           3,502           21,168
Mortgage-backed Securities:
   Direct Govt. Agency Issues..............         254,667          232,855
   Other Private Issues....................          14,619           40,821
State and Political Subdivisions...........          45,150           55,543
Other Stocks and Bonds.....................          22,336           28,609
                                               ------------     ------------
      Total................................    $    346,289     $    388,463
                                               ============     ============



                                                      December 31,
                                              -----------------------------
Held to Maturity:                                 2000            1999
                                              ------------     ------------
                                                       (in thousands)
U.S. Government Agencies..................    $     39,888     $     42,871
Mortgage-backed Securities:
   Direct Govt. Agency Issues.............          67,498           14,967
   Other Private Issues...................          75,463           58,931
State and Political Subdivisions..........          54,994           43,048
Other Stocks and Bonds....................           9,626              289
                                              ------------     ------------
      Total...............................    $    247,469     $    160,106
                                              ============     ============

       The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, and collateralized mortgage obligations and real estate mortgage investment conduits. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S.

Government agencies, government sponsored enterprises, and direct whole loans) that pool and repackage the participation interests in the form of securities, to investors such as the Company. U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. The whole loans the Company purchases are all AAA rated collateralized mortgage obligations and real estate mortgage investment conduit tranches rated AAA due to credit support and/or insurance coverage.

       Mortgaged-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgaged-backed pass-through security thus approximates the term of the underlying mortgages.

       The Company's mortgaged-backed derivative securities include collateralized mortgage obligations, which include securities issued by entities which have qualified under the Internal Revenue Code as real estate mortgage investment conduits. Collateralized mortgage obligations and real estate mortgage investment conduits (collectively collateralized mortgage obligations) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A collateralized mortgage obligation can be collateralized by loans or securities which are insured or guaranteed by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, or whole loans which, in the Company's case, are all rated AAA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a collateralized mortgage obligation is segmented and paid in accordance with a predetermined priority to investors holding various collateralized mortgage obligation classes. By allocating the principal and interest cash flows from the underlying collateral among the separate collateralized mortgage obligation classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

       Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. However, unlike most fixed-income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with non-callable fixed income securities. Furthermore, mortgage-backed derivative securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile.

       The combined Investment Securities, Mortgage-backed Securities, and Marketable Equity Securities portfolio increased to $593.8 million on December 31, 2000, compared to $548.6 million on December 31, 1999, an increase of $45.2 million or 8.2%. Mortgage-backed Securities increased $64.7 million or 18.6% during 2000 when compared to 1999. State and Political Subdivisions increased $1.6 million or 1.6% during 2000. U.S. Treasury securities decreased during 2000 compared to 1999 by $3.5 million or 36.5%, U.S. Government Agency securities decreased $20.6 million or 32.2% and Other Stocks and Bonds increased $3.1 million or 10.6% in 2000 compared to 1999 due to increased purchases of corporate bonds and increases in FHLB Dallas equity securities. During the first half of 2000, as rates continued to increase, the Company sold securities with an overall lower yield and, in some cases a longer average life and replaced them with securities with higher yields reflective of the interest rate environment at that time.

       During the second quarter ended June 30, 2000, the Company issued $54.4 million of long-term brokered CD's with one-year call options and additional call options every six months thereafter, until the CD matures. The average yield on these CD's was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring significant additional interest rate risk. The options associated with these CD's may provide the Bank with valuable balance sheet opportunities in the future. The higher cost associated with these callable CD's will have a negative impact on net interest spread during the next several quarters. In conjunction with the issuance of these long-term brokered CD's, securities were purchased with an overall duration and yield approximately that of the brokered CD's.

       The market value of the Securities portfolio at December 31, 2000 was $599.8 million, which represented a net unrealized gain on that date of $1.0 million. The net unrealized gain was comprised of $13.5 million in unrealized gains and $12.5 million of unrealized losses. Net unrealized gains and losses on AFS securities, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

       During the month ended January 31, 2000 and the year ended December 31, 1999, the Company transferred securities totaling $91.7 million and $132.4 million, respectively, from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million and $66.3 million were investment securities and $70.5 million and $66.1 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million and $5.6 million, net of tax, at the date of transfer. There were no securities transferred from AFS to HTM during the year ended December 31, 1998. There were no sales from the HTM portfolio during the years ended December 31, 2000 or 1999.

       On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133) and Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities (FAS137). The transition provisions contained in FAS133 provide that at the date of initial application, an entity may transfer any debt security classified as HTM to AFS or trading. Effective January 1, 2001, as part of implementing FAS133 and FAS137, the Company elected to transfer all of its securities out of the HTM category in accordance with FAS133 guidance. Securities transferred on January 1, 2001 and sold during the first quarter ended March 31, 2001, will be accounted for as trading securities. All other securities transferred will be accounted for as AFS securities.

       The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2000 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                     MATURING OR REPRICING
                                        -----------------------------------------------------------------------------

                                                               After 1 But        After 5 But
                                           Within 1 Yr.       Within 5 Yrs.      Within 10 Yrs.       After 10 Yrs.
                                        -----------------   -----------------  -----------------    -----------------
Available For Sale:                      Amount    Yield     Amount    Yield    Amount    Yield      Amount    Yield
                                        --------  -------   --------  -------  --------  -------    --------  -------
                                                                  (dollars in thousands)
U.S. Treasury .......................   $  6,015     6.08%  $     --           $     --             $     --
U.S. Government Agencies ............      3,502     6.09%        --                 --                   --
Mortgage-backed Securities ..........     73,413     7.73%   141,503     7.72%   45,820    7.67%       8,550     7.54%
State and Political Subdivisions ....        630     7.77%     1,308     8.86%    1,640    7.88%      41,572     7.95%
Other Stocks and Bonds ..............     19,974     8.10%     1,139     6.98%      971    7.00%         252     2.79%
                                        --------            --------           --------             --------

     Total ..........................   $103,534     7.65%  $143,950     7.72% $ 48,431    7.66%    $ 50,374     7.85%
                                        ========            ========           ========             ========


                                                                     MATURING OR REPRICING
                                        -----------------------------------------------------------------------------

                                                               After 1 But        After 5 But
                                           Within 1 Yr.       Within 5 Yrs.      Within 10 Yrs.       After 10 Yrs.
                                        -----------------   -----------------  -----------------    -----------------
Held to Maturity:                        Amount    Yield     Amount    Yield    Amount    Yield      Amount    Yield
                                        --------  -------   --------  -------  --------  -------    --------  -------
                                                                  (dollars in thousands)
U.S. Government Agencies.............   $ 12,534     7.28%  $  3,874     6.88% $ 10,023    7.19%    $ 13,457     7.66%
Mortgage-backed Securities...........     20,619     7.20%    46,044     7.37%   25,464    7.32%      50,834     7.31%
State and Political Subdivisions             495     7.15%     1,880     7.27%    2,920    7.73%      49,699     8.12%
Other Stocks and Bonds...............      1,991     6.88%     1,479     7.18%       --                6,156     6.55%
                                        --------            --------           --------             --------

Total................................   $ 35,639     7.21%  $ 53,277     7.33% $ 38,407    7.32%    $120,146     7.64%
                                        ========            ========           ========             ========

DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $133.1 million or 22.6% in Total Deposits during 2000 provided the Company with funds for the growth in loans and a portion of the growth in securities. Time Deposits increased $89.2 million or 34.7% during 2000 compared to 1999. This increase was due in part to $54.4 million of brokered CD's issued during the second quarter ended June 30, 2000. Noninterest Bearing Demand Deposits increased $16.3 million or 10.8% during 2000. Interest Bearing Demand Deposits increased $23.9 million or 15.0% and Saving Deposits increased $3.7 million or 18.4% during 2000. The latter three categories, which are considered the lowest cost deposits, comprised 51.9% of total deposits at December 31, 2000 compared to 56.2% at December 31, 1999. The increase in Total Deposits, not including the brokered CD's issued, was reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Loans.

       The following table sets forth the Company's deposits by category at December 31, 2000 and 1999:

                                                December 31,
                                           -----------------------
                                              2000         1999
                                           ----------   ----------
                                               (in thousands)
Noninterest Bearing Demand Deposits ....   $  166,899   $  150,629
Interest Bearing Demand Deposits .......      183,383      159,505
Savings Deposits .......................       24,007       20,282
Time Deposits ..........................      346,316      257,128
                                           ----------   ----------

        Total Deposits .................   $  720,605   $  587,544
                                           ==========   ==========

       During the year ended December 31, 2000, total time deposits of $100,000 or more increased $63.7 million or 72.8% from December 31, 1999. This increase was due to $54.4 million of brokered CD's issued during the second quarter ended June 30, 2000 and overall bank growth which accounted for an increase of $9.3 million in time certificates of deposit at year ended December 31, 2000, and more than offset the decrease in Public Funds of $1.2 million at December 31, 2000.

       The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2000 and 1999:

                                             December 31, 2000                 December 31, 1999
                                     ---------------------------------  ---------------------------------
                                         Time       Other                  Time        Other
                                     Certificates    Time               Certificates   Time
                                      of Deposit   Deposits    Total     of Deposit   Deposits    Total
                                     ------------  --------  ---------  ------------  --------  ---------
                                                                (in thousands)
Three months or less................ $     22,671  $    377  $  23,048  $     29,146  $    377  $  29,523
Over three to six months............       16,603    12,000     28,603        14,345    13,228     27,573
Over six to twelve months...........       27,076       459     27,535        11,377       459     11,836
Over twelve months..................       71,956        --     71,956        18,536        --     18,536
                                     ------------  --------  ---------  ------------  --------  ---------

        Total....................... $    138,306  $ 12,836  $ 151,142  $     73,404  $ 14,064  $  87,468
                                     ============  ========  =========  ============  ========  =========

       Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $29.8 million or 16.0% during 2000 when compared to 1999. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

                                                                                     Years Ended December 31,
                                                                       ------------------------------------------------
                                                                            2000            1999                1998
                                                                       -------------    -------------     -------------
                                                                                  (dollars in thousands)
Federal Home Loan Bank ("FHLB") Dallas Advances
   Balance at end of period.......................................     $     148,940    $     181,222     $     118,000
   Average amount outstanding during the period(1)................           156,265          155,719            61,734
   Maximum amount outstanding during the period...................           188,899          186,500           135,000
   Weighted average interest rate during the period(2)............              6.3%             5.3%              5.3%
   Interest rate at end of period.................................              6.1%             5.3%              5.0%


(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.


       Long-term Obligations primarily consisting of FHLB Dallas advances and Junior Subordinated Debentures increased $21.9 million during 2000 to $216.6 million or an 11.2% increase when compared to $194.7 million in 1999. The increase is primarily a result of the Company issuing $17.0 million of convertible preferred securities.

       On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $10 per common share.

       On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 Preferred Securities (the "Junior Subordinated Debentures") at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. These securities have a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's the East Texas economy entered into a recovery and growth period that continued throughout the year 2000. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete more vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998 federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions will have a competitive advantage. Currently, the Company must compete against some institutions located in East Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition to increase.

EMPLOYEES

       At December 31, 2000, the Company employed approximately 365 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 2000, were as follows:

B. G. Hartley (Age 71), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 53), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Company's subsidiary, Southside Bank since 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

Robbie N. Edmonson (Age 68), Vice Chairman of the Board of the Company and the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 49), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Company's subsidiary, Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 44), Executive Vice President and Chief Financial Officer of the Company and of the Company's subsidiary, Southside Bank. He is also a Director of Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

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

       THE COMPANY

       As bank holding companies under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company and Southside Delaware are registered with and subject to regulation by the Federal Reserve. The Company and Southside Delaware are required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company and Southside Delaware.

       The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

       Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

       A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

       Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. However, applicable law and regulation provide that the amount of investment in these activities generally are limited to 45% of the total assets of the bank, and these investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and this type of subsidiary are subject to a number of limitations.

       Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. All implementing regulations under the Modernization Act have not yet become effective in final form, and the Company cannot predict the full sweep of the new legislation and have not yet determined whether it will elect to become a financial holding company.

       The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. Federal regulatory agencies also have authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

       Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, Texas banking laws permit a bank holding company which owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas. This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas. The Company has no present plans to acquire or establish banks outside the State of Texas but have not eliminated the possibility of doing so.

       The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

       The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

       Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2000, the Company's Tier 1 leverage capital ratio was 6.31%.

       The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2000, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

       As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the bank through Southside Delaware. The Company's only sources of income are dividends paid by the bank. The Company must pay all of its operating expenses from funds received by it from the bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. In addition, in November 1985 the Federal Reserve adopted a policy statement concerning payment of cash dividends, which generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

THE BANK

       The bank is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision and regular examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation. The Texas Department of Banking and the Federal Deposit Insurance Corporation have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the bank.

       Transactions with Affiliates. The bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as "covered transactions" between the bank and its affiliates may not exceed 10% of the bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the bank, including the Company and Southside Delaware, are deemed to be affiliates of the bank.

       Loans to Insiders. Federal law also constrains the types and amounts of loans that the bank may make to its executive officers, directors and principal shareholders. Among other things, these loans must be approved by the bank's board of directors in advance, must be on terms and conditions as favorable to the bank as those available to an unrelated person and are limited in amount.

       Regulation of Lending Activities. Loans made by the bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the bank are provided if the bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

       Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank's facilities and within its market area. If other banks were to establish branch facilities near the Bank or any of its facilities, it is uncertain whether these branch facilities would have a material adverse effect on the business of the Bank.

       In 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Current Texas law permits interstate branching only through acquisition of a financial institution that is at least five years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Accordingly, a bank with its main office outside of Texas generally cannot branch on a de novo basis into Texas. The new law permits applicable regulatory authorities to approve de novo branching in Texas by institutions located in states that would permit Texas institutions to branch on a de novo basis into those states.

       The Federal Deposit Insurance Corporation has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

       Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the bank, therefore, cannot be predicted accurately.

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

       The ability of the Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. The Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The Federal Deposit Insurance Corporation has the right to prohibit the payment of dividends by the Bank where the payment is deemed to be an unsafe and unsound banking practice. The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirements that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the Federal Deposit Insurance Corporation.

       The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured.

       Capital Adequacy. In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously.

       Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Bank is not subject to any such requirements.

       Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

       Annual Audits. Every bank with total assets in excess of $500 million, such as the Bank, must have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the Federal Deposit Insurance Corporation.

       Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation's "prompt corrective action" regulations divides banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

       If a state nonmember bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Deposit Insurance Corporation. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Deposit Insurance Corporation of a capital restoration plan for the bank.

       If a state nonmember bank is classified as undercapitalized, the Federal Deposit Insurance Corporation may take certain actions to correct the capital position of the bank. If a bank is classified as significantly undercapitalized, the Federal Deposit Insurance Corporation would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

       The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The Federal Deposit Insurance Corporation is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule provides that banks that have assets of less than $100 million, are categorized as "well capitalized," were found to be well managed with a composite rating of "outstanding" and have not been subject to a change in control during the last 12 months, need only be examined by the Federal Deposit Insurance Corporation once every 18 months.

       Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Federal Deposit Insurance Corporation may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the Federal Deposit Insurance Corporation determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

       Risk Based Deposit Insurance Premiums. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are "well capitalized," "adequately capitalized" and "less than adequately capitalized" (that would include "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" banks). The three subcategories with respect to supervisory concerns are "healthy," "supervisory concern" and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund.

       Deposit Insurance. The bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund. The bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the bank is assigned by the Federal Deposit Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the bank's earnings.

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

       On December 31, 2000, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 2000 were in excess of the minimum requirements.

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

       o Property and a building directly adjacent to the building housing the Southside Bank Annex. The building is referred to as the Operations Annex, where various back office lending, accounts payable operations, other support areas and training facilities are located.

       o Land and building located at 1010 East First Street in Tyler where motor bank facilities are located.

       o Property and a building located at the intersection of South Broadway Avenue and Grande Boulevard in Tyler. The tract is occupied by Southside Bank's South Broadway branch, which currently provides a full line of banking services.

       o Property and a building on South Broadway Avenue near the South Broadway branch where motor bank facilities are located.

       o Twenty-one Automatic Teller Machines (ATM) facilities located throughout Smith and Gregg Counties.

       o Building located in the downtown square of Tyler which houses Southside Bank's Downtown branch, providing a full line of banking services.

       o Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway in Tyler.

       o Property at 2001 Judson Road in Longview, Texas, where the Company constructed a permanent branch facility complete with motor bank facilities.

       o Property on U.S. Highway 69 in Lindale, Texas, where the Company will construct a permanent branch facility complete with motor bank facilities.

       o Property in Whitehouse, Texas, where the Company will construct a permanent branch facility complete with motor bank facilities.

       The Company completed expansion and remodeling of the operations annex building, located on the property of the bank's headquarters during 2000. The Company purchased property in Longview, Texas at 2001 Judson Road during 1998. Construction of a permanent branch facility at this location began during 1999 and was completed during 2000. The Company purchased property in Lindale on Highway 69, north of Interstate 20 on which it plans to build a branch facility with motor bank facilities during 2001. During the second quarter of 2000, the Company received approval from the Federal Deposit Insurance Corporation to open a second full service branch in Lindale. The Company plans to open the Lindale branch in temporary facilities during the first half of 2001. The Company also acquired property in Whitehouse, Texas in southern Smith County on which it plans to begin construction of a full service branch during 2001.

ITEM 3.  LEGAL PROCEEDINGS

       Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 2000, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

       The Company's common stock began trading on the Nasdaq National Market on May 14, 1998 under the symbol "SBSI." Prior to that the Company's common stock was not actively traded on any established public trading market. The high/low prices shown below represent the closing prices on the Nasdaq National Market for the period from January 1, 1999 to December 31, 2000. During the second quarter of 2000, the Company declared and paid a two for one stock split. During the fourth quarter of 2000, the Company declared and paid a 5% stock dividend. During the third quarter of 1999 and 1998, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

      Year Ended                  1st qtr.              2nd qtr.             3rd qtr.              4th qtr.
-----------------------     -------------------   -------------------   ------------------    ------------------
December 31, 2000           $    8.99 -    7.97   $    9.45 -    7.93   $    8.36 -   7.33    $    8.41 -   6.98
December 31, 1999           $    9.10 -    7.79   $    8.28 -    7.71   $   11.21 -   8.00    $   11.44 -   8.37

         See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,111 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2001.

DIVIDENDS

       Cash dividends declared and paid were $0.225 per share for the year ended December 31, 2000. Cash dividends declared and paid were $.20 per share for the years ended December 31, 1999 and 1998. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2000, 1999 and 1998. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2000. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report.


                                                             As of and For the Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                       2000         1999         1998        1997          1996
                                                   -----------  -----------  -----------  -----------   -----------
                                                               (in thousands, except per share data)
Investment Securities............................  $   161,285  $   182,452  $   132,794  $    71,835   $    57,825
                                                   ===========  ===========  ===========  ===========   ===========

Mortgage-backed and Related Securities...........  $   412,247  $   347,574  $   341,004  $   141,413   $   114,356
                                                   ===========  ===========  ===========  ===========   ===========

Loans, Net of Reserve for Loan Loss..............  $   476,402  $   382,871  $   316,159  $   292,665   $   254,918
                                                   ===========  ===========  ===========  ===========   ===========

Total Assets.....................................  $ 1,151,881  $ 1,012,565  $   876,329  $   571,189   $   482,755
                                                   ===========  ===========  ===========  ===========   ===========

Deposits.........................................  $   720,605  $   587,544  $   515,034  $   462,674   $   425,950
                                                   ===========  ===========  ===========  ===========   ===========

Long-term Obligations............................  $   216,595  $   194,704  $   176,027  $    28,547   $     9,096
                                                   ===========  ===========  ===========  ===========   ===========

Interest & Deposit Service Income................  $    83,463  $    67,468  $    49,030  $    39,168   $    34,593
                                                   ===========  ===========  ===========  ===========   ===========

Net Income.......................................  $     9,825  $     7,924  $     5,351  $     5,006   $     4,205
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Basic................  $      1.29  $      1.03  $       .69  $       .64   $       .53
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Diluted..............  $      1.24  $      1.00  $       .66  $       .62   $       .52
                                                   ===========  ===========  ===========  ===========   ===========

Cash Dividends Declared Per Common Share.........  $      .225  $       .20  $       .20  $       .20   $       .20
                                                   ===========  ===========  ===========  ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 2000, 1999 and 1998 and financial condition as of December 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

FINANCIAL CONDITION

       Total assets increased $139.3 million or 13.8% to $1.2 billion at December 31, 2000 from $1.0 billion at December 31, 1999. The increase was primarily attributable to a $93.5 million increase in net loans and a $45.2 million increase in the securities portfolio. The securities portfolio totaled $593.8 million at December 31, 2000 compared to $548.6 million at December 31, 1999. At December 31, 2000, net loans were $476.4 million compared to $382.9 million at December 31, 1999. The increase in loans and securities was funded primarily by retail deposit growth.

       Nonperforming assets at December 31, 2000 totaled $2.5 million, representing 0.22% of total assets, compared to $1.8 million or 0.18% of total assets at December 31, 1999. Nonaccruing loans decreased to $630,000 and the ratio of nonaccruing loans to total loans decreased to 0.13% at December 31, 2000 as compared to $703,000 or 0.18% at December 31, 1999. Real estate owned decreased to $43,000 at December 31, 2000 from $140,000 at December 31, 1999. Loans 90 days past due at December 31, 2000 totaled $1.2 million compared to $.3 million at December 31, 1999, an increase of $.9 million.

       Deposits increased $133.1 million to $720.6 million at December 31, 2000 from $587.5 million at December 31, 1999. FHLB Dallas advances were $328.6 million at December 31, 2000, a $27.3 million decrease from $355.9 million at December 31, 1999. Short-term FHLB Dallas advances decreased $32.3 million to $148.9 million at December 31, 2000 from $181.2 million at December 31, 1999. Long-term FHLB Dallas advances increased $4.9 million to $179.6 million at December 31, 2000 from $174.7 million at December 31, 1999. Other borrowings at December 31, 2000 and 1999 totaled $44.3 million and $24.8 million, respectively, and at December 31, 2000 consisted of $7.3 million short-term borrowings, $17.0 million of Long-term Junior Subordinated Convertible Debentures and $20.0 million of Long-term Junior Subordinated Debentures.

       On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $10 per common share.

       On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 Preferred Securities at a liquidation amount of $10 per Preferred Security for an aggregate amount of $20,000,000. It has a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

       Shareholders' equity at December 31, 2000 totaled $51.7 million compared to $37.7 million at December 31, 1999. The increase primarily reflects the net income recorded for the year ended December 31, 2000 and a decrease in the accumulated other comprehensive loss of $6.3 million, partially offset by the repurchase of 94,050 shares of the outstanding stock at an average price of $8.65 per share and the declaration of cash dividends.

LEVERAGE STRATEGY

       In May 1998 the Company implemented a leverage strategy designed to enhance its profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the Federal Home Loan Bank and investing the funds primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. While the strategy of investing a substantial portion of the Company's assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit and interest rate risk of this strategy have enhanced its overall profitability.

       While the Company may increase its leverage to offset interest expense associated with this convertible preferred securities offering, the balance sheet strategy going forward will be to gradually replace a portion of the Company's securities portfolio with higher yielding loans. On the liability side, the Company intends to gradually replace a portion of the short-term Federal Home Loan Bank borrowings with deposits. The intended net result is to increase the Company's net interest spread. Since completing the initial phase of the Company's leverage strategy during the second quarter of 1999, its net interest spread has begun to increase. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to purchase and funding to obtain must be re-evaluated.

RESULTS OF OPERATIONS

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 2000 COMPARED
                              TO DECEMBER 31, 1999

OVERVIEW

       During the year ended December 31, 2000, the Company's net income increased $1.9 million or 24.0% to $9.8 million, from $7.9 million for the same period in 1999. The increase in net income was primarily attributable to an increase in interest income due to a more favorable net interest spread and the growth in earning assets. Noninterest income, not including gains or losses on sales of securities, also grew due to deposit services income. These increases were partially offset by an increase in noninterest expense and losses on sales of securities. Earnings per share of $1.24 represented an increase of $0.24 or 24.0% over the year ended December 31, 1999.

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

       Net interest income for the year ended December 31, 2000 was $29.3 million, an increase of $4.6 million or 18.7% compared to the same period in 1999. Average interest earning assets increased $109.0 million or 12.3%, while the net yield on average earning assets increased from 3.02% at December 31, 1999 to 3.22% at December 31, 2000. As interest rates increased during 1999 and the first half of 2000, the Company's premium mortgage-backed securities increased in yield as prepayment speeds decreased. This increase in yield, along with the increase in average loans, combined to increase the net interest spread. Future increases in the net interest spread will become more difficult due to competition and long-term liabilities purchased at higher rates.

       During the year ended December 31, 2000, average loans, funded primarily by the growth in average deposits and average Federal Home Loan Bank advances, increased $93.1 million or 27.3%, compared to the same period in 1999. The average yield on loans increased from 8.28% at December 31, 1999 to 8.45% at December 31, 2000, reflective of an overall increase in interest rates. The increase in interest income on Loans of $8.0 million or 28.5% was the result of the increase in Average Loans and average yield on loans during 2000.

       Average investment and mortgage-backed securities increased $17.8 million or 3.4% for the year ended December 31, 2000 when compared to the same period in 1999. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities increased to 7.35% during the year ended December 31, 2000 from 6.35% during the same period in 1999, due in part to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense, combined with a restructuring of a portion of the securities portfolio into higher yielding securities due to higher overall interest rates. Interest income on investment and mortgage-backed securities increased $6.2 million in 2000 or 20.0% compared to 1999 due to the increase in the Average Securities and the increase in the average yield of securities during 2000.

       Interest income from marketable equity securities, federal funds and other interest earning assets increased $461,000 or 34.6% for the year ended December 31, 2000 when compared to 1999 as a result of higher rates and a special dividend of $304,000 on the Company's FHLB Dallas stock which more than offset the average balance decrease of 7.5%.

       During the year ended December 31, 2000, the mix of the Company's Interest Earning Assets reflected an increase in Loans compared to the prior year end as Loans averaged 43.5% of Total Average Interest Earning Assets compared to 38.4% during 1999, a direct result of significant loan growth. Securities averaged 56.1% of the total and Other Interest Earning Asset categories averaged 0.4% for December 31, 2000. During 1999 the comparable mix was 60.7% in Securities and 0.9% in the Other Interest Earning Asset categories.

       Total interest expense increased $10.1 million or 28.1% to $46.1 million during the year ended December 31, 2000 as compared to $36.0 million during the same period in 1999. The increase was attributable to an increase in average interest bearing liabilities of $108.5 million or 14.3% and an increase in the average yield on interest bearing liabilities from 4.75% at December 31, 1999 to 5.33% at December 31, 2000. Average interest bearing deposits increased $95.2 million or 23.8% while the average rate paid increased from 4.13% at December 31, 1999 to 4.81% at December 31, 2000. Average Time Deposits increased $74.3 million or 31.8% while the average rate paid increased 87 basis points. Average Interest Bearing Demand Deposits increased $17.9 million or 12.1% and Average Savings Deposits increased $2.9 million or 15.2%. Average Noninterest Bearing Demand Deposits increased during 2000 $8.4 million or 6.1%. The latter three categories, which are considered the lowest cost deposits, comprised 52.0% of total average deposits during the year ended December 31, 2000 compared to 56.6% during 1999 and 54.2% during 1998. The increase in Average Total Deposits is reflective of overall bank growth, brokered CD issuance, branch expansion and, except for the brokered CD's issued, was the primary source of funding the increase in Average Loans.

       During the second quarter ended June 30, 2000, the Company issued $54.4 million of long-term brokered CD's with one-year call options and additional call options every six months thereafter, until the CD matures. The average yield on these CD's was 8.19% with an average life of 10.8 years. Obtaining this long-term funding should enable the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring significant additional interest rate risk. The higher cost associated with these callable CD's will have a negative impact on net interest spread during the next several quarters. The options associated with these CD's may provide the bank with valuable balance sheet opportunities in the future.

       During the second quarter, the bank introduced a new Platinum Money Market Deposit Account. This account pays a higher rate on larger deposit balances than the bank's other money market account. As deposits shift to the new money market account, the higher interest cost associated with this change will have a negative impact on net interest margin. The bank hopes to attract new deposits due to the competitive rate of this account. While the interest rate on this account is higher than the Company's previous money market account, the interest rate is comparable to and in some cases is lower than the rate for short-term borrowings from the FHLB. As new deposits are obtained, short-term FHLB Dallas funds may be replaced which may offset some of the negative impact on the Bank's net interest margin.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 2000, 1999 and 1998:

                                                                      COMPOSITION OF DEPOSITS


                                                                     Years Ended December 31,
                                                   ---------------------------------------------------------------
                                                          2000                  1999                  1998
                                                   -------------------   -------------------   -------------------
                                                                         (dollars in thousands)
                                                      AVG.       AVG.       AVG.       AVG.       AVG.       AVG.
                                                    BALANCE     YIELD     BALANCE     YIELD     BALANCE     YIELD
                                                   ---------   -------   ---------   -------   ---------   -------
Noninterest Bearing Demand Deposits..............  $ 145,883       N/A   $ 137,499       N/A   $ 105,779       N/A
Interest Bearing Demand Deposits.................    165,790      2.99%    147,878      2.83%    131,006      2.79%
Savings Deposits.................................     22,207      2.57%     19,272      2.56%     17,280      2.70%
Time Deposits....................................    307,663      5.95%    233,354      5.08%    214,419      5.30%
                                                   ---------             ---------             ---------

     Total Deposits..............................  $ 641,543      3.72%  $ 538,003      3.08%  $ 468,484      3.31%
                                                   =========             =========             =========

       Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, were $161.2 million, a decrease of $1.1 million or .7% for the year ended December 31, 2000 when compared to the same period in 1999. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $12.0 million or 6.8% during the year ended December 31, 2000 as compared to $175.0 million at December 31, 1999. The advances were obtained from the FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually replace short-term FHLB Dallas advances with deposit growth and long-term FHLB Dallas advances. The Company expects that loan growth should gradually replace a portion of the securities portfolio.

       Average long-term junior subordinated convertible debentures were $2.4 million for the year ended December 31, 2000 compared to zero for the same period in 1999. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. It has a distribution rate of 8.75% per annum payable at the end of each calendar quarter. This increase in Average Long-term Junior Subordinated Convertible Debentures contributed to the higher average rate paid in 2000 when compared to 1999.

       Average long term junior subordinated debentures remained the same at $20 million from December 31, 1999 to December 31, 2000.

       Average long-term and short-term interest bearing liabilities other than deposits increased $13.3 million or 3.7%, a direct result of the Company's leverage strategy and ALCO objectives. This increase contributed to the higher interest expense in 2000, as well as providing the primary source of funding for the increase in average investment, mortgage-backed and marketable equity securities.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 2000, 1999 and 1998. The information should be reviewed in conjunction with the other financial statements. Two major components affecting the Company's earnings are the Interest Earning Assets and Interest Bearing Liabilities. A summary of Average Interest Earning Assets and Interest Bearing Liabilities is set forth below, together with the average yield on the Interest Earning Assets and the average cost of the Interest Bearing Liabilities.

                                                                         AVERAGE BALANCES AND YIELDS
                                                                            (dollars in thousands)
                                                                                  Years Ended
                                           --------------------------------------------------------------------------------------
                                                         December 31, 2000                              December 31, 1999
                                           -----------------------------------------       --------------------------------------
                                              AVG.                              AVG.           AVG.                          AVG.
ASSETS                                      BALANCE            INTEREST        YIELD         BALANCE          INTEREST      YIELD
                                           -----------       -----------       -----       -----------      -----------     -----
INTEREST EARNING ASSETS:
Loans(1)(2) .........................      $   434,559       $    36,733        8.45%      $   341,466      $    28,290     8.28%
Securities:
Inv. Sec. (Taxable)(4) ..............           77,971             5,446        6.98%           73,806            4,391     5.95%
Inv. Sec. (Tax-Exempt)(3)(4) ........           88,462             7,147        8.08%           91,084            6,756     7.42%
Mortgage-backed Sec.(4) .............          374,531            27,155        7.25%          358,258           22,080     6.16%
Marketable Equity Sec ...............           19,351             1,553        8.03%           17,180              911     5.30%
Interest Earning Deposits ...........              964                65        6.74%            2,936              175     5.96%
Federal Funds Sold ..................            2,838               176        6.20%            4,914              247     5.03%
                                           -----------       -----------                   -----------      -----------
Total Interest Earning Assets: ......          998,676            78,275        7.84%          889,644           62,850     7.06%
                                                             -----------                                    -----------

NONINTEREST EARNING ASSETS:
Cash and Due From Banks .............           31,621                                          29,548
Bank Premises and Equipment .........           21,952                                          19,891
Other Assets ........................           17,815                                          11,961
  Less: Reserve for Loan Loss .......           (4,944)                                         (4,040)
                                           -----------                                     -----------

Total Assets ........................      $ 1,065,120                                     $   947,004
                                           ===========                                     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
 Savings Deposits ...................      $    22,207               570        2.57%      $    19,272              493     2.56%
 Time Deposits ......................          307,663            18,307        5.95%          233,354           11,866     5.08%
 Interest Bearing
    Demand Deposits .................          165,790             4,958        2.99%          147,878            4,186     2.83%
 Short-term Interest
    Bearing Liabilities .............          161,162            10,177        6.31%          162,287            8,535     5.26%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas .........          187,011            10,211        5.46%          175,028            9,236     5.28%
 Long-term Junior Subordinated
    Convertible Debentures ..........            2,447               214        8.75%               --               --
 Long-term Junior
    Subordinated Debentures .........           20,000             1,700        8.50%           20,000            1,700     8.50%
                                           -----------       -----------                   -----------      -----------
 Total Interest Bearing
    Liabilities .....................          866,280            46,137        5.33%          757,819           36,016     4.75%
                                                             -----------                                    -----------

NONINTEREST BEARING LIABILITIES:

Demand Deposits .....................          145,883                                          137,499
Other Liabilities ...................           10,480                                            9,956
                                            -----------                                    ------------
Total Liabilities ...................        1,022,643                                          905,274

SHAREHOLDERS' EQUITY ................           42,477                                           41,730
                                           -----------                                     ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ...............      $ 1,065,120                                     $    947,004
                                           ===========                                     ============

NET INTEREST INCOME .................                        $    32,138                                    $    26,834
                                                             ===========                                    ===========

NET YIELD ON AVERAGE
 EARNING ASSETS .....................                                           3.22%                                       3.02%
                                                                                ====                                        ====

                                                 AVERAGE BALANCES AND YIELDS
                                                   (dollars in thousands)
                                                         Years Ended
                                           -----------------------------------------
                                                        December 31, 1998
                                           -----------------------------------------
                                              AVG.                            AVG.
ASSETS                                      BALANCE         INTEREST         YIELD
                                           ---------        ---------      ---------
INTEREST EARNING ASSETS:
Loans(1)(2) .........................      $ 304,255        $  26,059           8.56%
Securities:
Inv. Sec. (Taxable)(4) ..............         22,974            1,316           5.73%
Inv. Sec. (Tax-Exempt)(3)(4) ........         69,270            5,270           7.61%
Mortgage-backed Sec.(4) .............        226,359           12,116           5.35%
Marketable Equity Sec ...............          7,700              449           5.83%
Interest Earning Deposits ...........            962               60           6.24%
Federal Funds Sold ..................          2,462              137           5.56%
                                           ---------        ---------
Total Interest Earning Assets: ......        633,982           45,407           7.16%
                                                            ---------
NONINTEREST EARNING ASSETS:
Cash and Due From Banks .............         23,754
Bank Premises and Equipment .........         17,781
Other Assets ........................         13,961
  Less: Reserve for Loan Loss .......         (3,492)
                                           ---------

Total Assets ........................      $ 685,986
                                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST BEARING LIABILITIES:
 Savings Deposits ...................      $  17,280              467           2.70%
 Time Deposits ......................        214,419           11,369           5.30%
 Interest Bearing
    Demand Deposits .................        131,006            3,649           2.79%
 Short-term Interest
    Bearing Liabilities .............         66,786            3,513           5.26%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas .........         84,836            4,701           5.54%
 Long-term Junior Subordinated
    Convertible Debentures ..........             --               --
 Long-term Junior
    Subordinated Debentures .........         12,383            1,048           8.50%
                                           ---------        ---------
 Total Interest Bearing
    Liabilities .....................        526,710           24,747           4.70%
                                                            ---------

NONINTEREST BEARING LIABILITIES:

Demand Deposits .....................        105,779
Other Liabilities ...................         10,417
                                           ---------
Total Liabilities ...................        642,906

SHAREHOLDERS' EQUITY ................         43,080
                                           ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ...............      $ 685,986
                                           =========

NET INTEREST INCOME .................                       $  20,660
                                                            =========

NET YIELD ON AVERAGE
 EARNING ASSETS .....................                                           3.26%
                                                                                ====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $494, $92 and $8 as of December 31, 2000, 1999 and 1998, respectively.

(3) Interest income includes taxable-equivalent adjustments of $2,363, $2,070 and $1,722 as of December 31, 2000, 1999 and 1998, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: For the years ended December 31, 2000, 1999 and 1998, loans totaling $630, $703 and $432, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):


                                                                  Years Ended December 31,
                                                                   2000 Compared to 1999
                                                             -------------------------------------
                                                              Average       Average       Increase
                                                              Volume         Yield       (Decrease)
                                                             --------       --------     ---------
INTEREST INCOME:
   Loans ..............................................      $  7,882       $    561      $  8,443
   Investment Securities (Taxable) ....................           258            797         1,055
   Investment Securities (Tax-Exempt)(1) ..............          (199)           590           391
   Mortgage-backed Securities .........................         1,039          4,036         5,075
   Marketable Equity Securities .......................            96            546           642
   Federal Funds Sold .................................          (120)            49           (71)
   Interest Earning Deposits ..........................          (130)            20          (110)
                                                             --------       --------      --------
      Total Interest Income ...........................         8,826          6,599        15,425
                                                             --------       --------      --------

INTEREST EXPENSE:
   Savings Deposits ...................................            75              2            77
   Time Deposits ......................................         5,160          1,281         6,441
   Interest Bearing Demand Deposits ...................           561            211           772
   Federal Funds Purchased and Other
      Interest Bearing Liabilities ....................           (60)         1,702         1,642
   FHLB Dallas Advances ...............................           677            298           975
   Long-term Junior Subordinated Convertible
      Debentures ......................................           214             --           214
                                                             --------       --------      --------
      Total Interest Expense ..........................         6,627          3,494        10,121
                                                             --------       --------      --------
   Net Interest Earnings ..............................      $  2,199       $  3,105      $  5,304
                                                             ========       ========      ========





                                                                  Years Ended December 31,
                                                                   1999 Compared to 1998
                                                             -------------------------------------
                                                              Average       Average       Increase
                                                              Volume         Yield       (Decrease)
                                                             --------       --------     ---------
INTEREST INCOME:
   Loans ..............................................      $  3,105      $   (874)      $  2,231
   Investment Securities (Taxable) ....................         3,022            53          3,075
   Investment Securities (Tax-Exempt)(1) ..............         1,621          (135)         1,486
   Mortgage-backed Securities .........................         7,909         2,055          9,964
   Marketable Equity Securities .......................           506           (44)           462
   Federal Funds Sold .................................           124           (14)           110
   Interest Earning Deposits ..........................           118            (3)           115
                                                             --------      --------       --------
      Total Interest Income ...........................        16,405         1,038         17,443
                                                             --------      --------       --------

INTEREST EXPENSE:
   Savings Deposits ...................................            52           (26)            26
   Time Deposits ......................................         1,308          (541)           767
   Interest Bearing Demand Deposits ...................           276            (9)           267
   Federal Funds Purchased and Other
      Interest Bearing Liabilities ....................         5,023            (1)         5,022
   FHLB Dallas Advances ...............................         4,770          (235)         4,535
   Long-term Junior Subordinated Debentures ...........           652            --            652
                                                             --------      --------       --------
      Total Interest Expense ..........................        12,081          (812)        11,269
                                                             --------      --------       --------
   Net Interest Earnings ..............................      $  4,324      $  1,850       $  6,174
                                                             ========      ========       ========

  (1) Interest yields on securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

  NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the period ended December 31, 2000 was $1.6 million compared to $1.5 million for December 31, 1999. For the year ended December 31, 2000, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $1.1 million, an increase of 149.7% compared to December 31, 1999. For the year ended December 31, 1999, net charge-offs on loans were $445,000.

       The increase in net charge-offs for 2000 is reflective of the overall growth in the Company's loan portfolio and the low level of net charge-offs for 1999. Net charge-offs for commercial loans and loans to individuals both increased.

       As of December 31, 2000, the Company's review of the loan portfolio indicates that a loan loss reserve of $5.0 million is adequate.

NONINTEREST INCOME

       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2000 and the comparable year ended December 31, 1999 and indicates the percentage changes:


                                                                   Years Ended
                                                                   December 31,
                                                              -----------------------      Percent
                                                                2000           1999         Change
                                                              --------       --------      --------
                                                               (dollars in thousands)
Deposit services .......................................      $  8,045       $  6,780          18.7%
(Losses) gains on sales of securities available
    for sale ...........................................          (535)           149        (459.1)%
Trust income ...........................................           726            631          15.1%
Other ..................................................         1,991          1,672          19.1%
                                                              --------       --------

Total noninterest income ...............................      $ 10,227       $  9,232          10.8%
                                                              ========       ========

       Total noninterest income for the year ended December 31, 2000 increased 10.8% or $1.0 million compared to 1999. Securities losses increased $684,000 or 459.1% from 1999. Of the $535,000 in net securities losses from the AFS portfolio in 2000, there were $1,553,000 in realized losses and $1,018,000 in realized gains. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the mix of the securities portfolio. As rates increased during 2000, lower yielding securities were sold and replaced with higher yielding securities. The increase in deposit services income of $1.3 million or 18.7% was a result of the introduction of a new overdraft privilege program in June 1997 and a new free checking account program introduced during the first quarter of 1999, which increased overdraft fees, increased numbers of deposit accounts and increased deposit activity. Trust income increased $95,000 or 15.1% due to growth in the Trust department. Other noninterest income increased $319,000 or 19.1% primarily as a result of increases in credit card income, official check fee income and other fee income.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2000 and the comparable year ended December 31, 1999 and indicates the percentage changes:


                                                  Years Ended
                                                   December 31,
                                              ---------------------      Percent
                                                2000         1999         Change
                                              --------     --------      --------
                                              (dollars in thousands)
Salaries and employee benefits .........      $15,165      $13,427         12.9%
Net occupancy expense ..................        3,170        2,842         11.5%
Equipment expense ......................          659          537         22.7%
Advertising, travel and entertainment...        1,623        1,322         22.8%
Supplies ...............................          563          494         14.0%
Postage ................................          422          419          0.7%
Other ..................................        3,852        3,483         10.6%
                                              -------      -------

Total noninterest expense ...........,,,      $25,454      $22,524         13.0%
                                              =======      =======

       Noninterest expense for the year ended December 31, 2000 increased $2.9 million or 13.0% when compared to the year ended December 31, 1999. Salaries and employee benefits increased $1.7 million or 12.9% due to several factors. Direct salary expense and payroll taxes increased $1.5 million or 13.2% as a result of overall bank growth and pay increases. Retirement expense decreased $189,000 or 25.3% for the year ended December 31, 2000 due to actuarial assumptions and a higher return on plan assets. Deferred compensation expense decreased $198,000 or 93.9% due to changes in deferred compensation plans expensed during 1999. Health insurance expense increased $634,000 or 55.5% for the year ended December 31, 2000 due to increased health claims expense.

       Net occupancy expense increased $328,000 or 11.5% for the year ended December 31, 2000 compared to the same period in 1999, largely due to higher real estate taxes and depreciation expense.

       Equipment expense increased $122,000 or 22.7% for the year ended December 31, 2000 when compared to 1999 due to additional locations.

       Advertising, travel and entertainment expense increased $301,000 or 22.8% for the year ended December 31, 2000 compared to the same period in 1999 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

       Other expense increased $369,000 or 10.6% during the year ended December 31, 2000 compared to 1999. The increase was due primarily to ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.

INCOME TAXES

       Income tax expense was $2.7 million for the year ended December 31, 2000 and represented a $660,000 or 33.0% increase from the year ended December 31, 1999. The effective tax rate as a percentage of pre-tax income was 21.3% in 2000, 20.2% in 1999 and 18.6% in 1998. The increase in the effective tax rate and income tax expense for 2000 was primarily a result of higher taxable income.

                 DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

OVERVIEW

       Net income for the year ended December 31, 1999 was $7.9 million as compared to $5.3 million for the same period in 1998, an increase of $2.6 million or 48.1%. The increase in net income was primarily attributable to an increase in interest income which was partially offset by an increase in noninterest expense and provision for loan losses. Earnings per share of $1.00 represented an increase of $0.34, or 51.5% over the year ended December 31, 1998.

NET INTEREST INCOME

       Net interest income increased $5.7 million or 30.3% for the year ended December 31, 1999 compared to the same period in 1998.

       In May 1998, the Company implemented a leverage strategy designed to enhance profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the Federal Home Loan Bank and investing the funds in securities. Margin compression resulted during the implementation phase of the leverage strategy. While the Company experienced margin compression during 1998 and 1999, the leverage strategy began to produce additional net income beginning during 1999.

       Interest income for the year ended December 31, 1999 increased $17.0 million or 38.9% to $60.7 million compared to the same period in 1998. The increased interest income in 1999 was attributable to the increase in Average Interest Earning Assets during the year.

       Average Interest Earning Assets, totaling $889.6 million at December 31, 1999, increased $255.7 million or 40.3% over December 31, 1998 primarily as a result of increases in Average Investment and Mortgage-backed Securities and, to a lesser extent, Average Loans. During the year ended December 31, 1999 the mix of the Company's Interest Earning Assets reflected a decrease in Loans compared to the prior year end as Loans averaged 38.4% of Total Average Interest Earning Assets compared to 48.0% during 1998, a direct result of the Company's leverage strategy. Securities averaged 60.7% of the total and Other Interest Earning Asset categories averaged 0.9% for December 31, 1999. During 1998 the comparable mix was 51.5% in Securities and 0.5% in the Other Interest Earning Asset categories.

       The overall yield on Investment, Mortgage-backed and Marketable Equity securities increased 45 basis points to 6.32% during 1999 compared to the same period in 1998. This change was a result of overall higher interest rates, decreased prepayment speeds on premium mortgage-backed securities which led to decreased amortization expense and an increase for the year ended December 31, 1999 in the average tax-free municipal securities portfolio.

       The average yield on average interest earning assets decreased 10 basis points during the year ended December 31, 1999 as compared to 1998 primarily as a result of the decrease in the average yield on loans and the increase in the overall mix of earning assets with lower yielding securities. The average yield on loans for the year ended December 31, 1999 decreased to 8.28% from 8.56% for the year ended December 31, 1998. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 1999 due to competitive pressures, the changing mix of the loan portfolio and a lower average prime rate in 1999 compared to 1998. The U.S. prime interest rate decreased 75 basis points during the latter part of 1998 beginning September 1998. Prime increased 75 basis points during 1999, but did not begin increasing until June 1999, at which time prime increased 25 basis points. The final 25 basis point increase did not occur until November 1999. As a result, the prime rate, which is used as a basis to price numerous loans, was on average lower in 1999 than in 1998.

       Interest income on loans increased $2.1 million or 8.2% compared to 1998 due to the increase in average loans during 1999 which more than offset the decrease in average yield on loans during 1999.

       Interest income on securities increased $14.6 million in 1999 or 84.0% compared to 1998 primarily due to the increase in the average securities and the increase in the average yield of securities during 1999.

       The increase in interest expense for the year ended December 31, 1999 of $11.3 million or 45.5% was attributable to an increase in Average Interest Bearing Liabilities of $231.1 million or 43.9% along with the increase in the average rate paid on Interest Bearing Liabilities of 5 basis points. Average Time Deposits increased $18.9 million or 8.8% while the average rate paid decreased 22 basis points along with an increase in Average Interest Bearing Demand Deposits of $16.9 million or 12.9% and an increase in Average Savings Deposits of $2.0 million or 11.5%. Average Noninterest Bearing Demand Deposits increased during 1999 $31.7 million or 30.0%. The latter three categories, which are considered the lowest cost deposits, comprised 56.6% of total average deposits during the year ended December 31, 1999 compared to 54.2% during 1998 and 52.4% during 1997. The increase in Average Total Deposits is reflective of overall bank growth and branch expansion and was the primary source of funding the increase in Average Loans.

       Average Long-term and Short-term Interest Bearing Liabilities other than deposits increased $185.7 million or 122.5%, a direct result of the Company's leverage strategy. This increase contributed to the higher interest expense in 1999, as well as providing the primary source of funding for the increase in average investment, mortgage-backed and marketable equity securities.

       Average long-term junior subordinated debentures increased $7.6 million or 61.5%, a result of the sale of 2,000,000 preferred securities on May 18, 1998 at a liquidation amount of $10 per preferred security for an aggregate amount of $20 million. The debentures have a distribution rate of 8.50% per annum payable at the end of each calendar quarter. This increase in average long-term junior subordinated debentures also contributed to the higher average rate paid in 1999 when compared to 1998.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for December 31, 1999 and 1998 was $1.5 million and $1.2 million, respectively. For the year ended December 31, 1999, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $445,000, a decrease of 56.4% compared to December 31, 1998. For the year ended December 31, 1998, net charge-offs on loans were $1.0 million. The decrease in net charge-offs for 1999 is reflective of the overall economy in the Company's primary market area. Net charge-offs for real estate loans, commercial loans and loans to individuals all decreased. As of December 31, 1999, the Company's review of the loan portfolio indicated that a loan loss reserve of $4.6 million was adequate.

NONINTEREST INCOME

       The following table sets forth the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 1999 and the comparable year ended December 31, 1998 and indicates the percentage changes:


                                                            Years Ended
                                                             December 31,
                                                        ---------------------      Percent
                                                          1999         1998         Change
                                                        --------     --------      --------
                                                        (dollars in thousands)
Deposit Services .................................      $6,780      $5,353        26.7%
Gain on Sales of Securities Available for Sale ...         149       1,260       (88.2)%
Trust Income .....................................         631         528        19.5%
Other ............................................       1,672       1,162        43.9%
                                                        ------      ------
     Total Noninterest Income ....................      $9,232      $8,303        11.2%
                                                        ======      ======

       Total noninterest income for the year ended December 31, 1999 increased 11.2% or $929,000 compared to 1998. Securities gains decreased $1.1 million or 88.2% from 1998. Of the $149,000 in net securities gains from the AFS portfolio in 1999, there were $856,000 in realized gains and $707,000 in realized losses. The Company sold securities out of the AFS portfolio to accomplish Asset/Liability Management Committee objectives of obtaining an acceptable total rate of return on a risk adjusted basis on the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the mix of the securities portfolio. The increase in deposit services income of $1.4 million or 26.7% was a result of the introduction of a new overdraft privilege program in June 1997 and a new free checking account program introduced during the first quarter of 1999, which increased overdraft fees, increased numbers of deposit accounts and increased deposit activity. Trust income increased $103,000 or 19.5% due to growth in the Trust Department. Other noninterest income increased $510,000 or 43.9% primarily as a result of increases in mortgage servicing release fees income of $289,000 and an increase in income from Countywide of $112,000.

NONINTEREST EXPENSE

       The following table sets forth the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 1999 and the comparable year ended December 31, 1998 and indicates the percentage changes:




                                                        Years Ended
                                                        December 31,
                                                   ---------------------      Percent
                                                     1999         1998         Change
                                                   --------     --------      --------
                                                   (dollars in thousands)
Salaries and Employee Benefits ..............      $13,427      $11,318         18.6%
Net Occupancy Expense .......................        2,842        2,370         19.9%
Equipment Expense ...........................          537          457         17.5%
Advertising, Travel and Entertainment .......        1,322        1,124         17.6%
Supplies ....................................          494          461          7.2%
Postage .....................................          419          352         19.0%
Other .......................................        3,483        3,361          3.6%
                                                   -------      -------
       Total Noninterest Expense ............      $22,524      $19,443         15.8%
                                                   =======      =======


       Noninterest expense for the year ended December 31, 1999 increased $3.1 million or 15.8% when compared to the year ended December 31, 1998. Salaries and employee benefits increased $2.1 million or 18.6% due to several factors. Direct salary expense and payroll taxes increased $1.6 million or 16.2% as a result of personnel additions to staff the three new branches opened in the second half of 1998, overall bank growth and pay increases. Retirement expense increased $281,000 or 41.5% for the year ended December 31, 1999 due to increasing numbers of employees covered by the retirement plan, increased contributions to the Company's employee stock ownership plan and additional deferred compensation expense incurred during 1999. Health insurance expense increased $247,000 or 27.6% for the year ended December 31, 1999 due to increased health claims.

       Net occupancy expense increased $472,000 or 19.9% for the year ended December 31, 1999 compared to the same period in 1998, largely due to higher real estate taxes, depreciation expense and associated operating costs as a result of the three new branches opened in the second half of 1998.

       Equipment expense increased $80,000 or 17.5% for the year ended December 31, 1999 when compared to 1998 due to increased equipment usage at the three new branch locations opened in the second half of 1998 and increased equipment costs associated with equipment maintenance.

       Advertising, travel and entertainment expense increased $198,000 or 17.6% for the year ended December 31, 1999 compared to the same period in 1998. The increase occurred due to increases in direct advertising during 1999 as a result of the opening of the three new branches in 1998 and new products introduced in 1999. Donations also increased during the year ended December 31, 1999 and are included in this total.

       Postage expense increased $67,000 or 19.0% for the year ended December 31, 1999 compared to the same period in 1998, largely due to the increased numbers of deposit accounts and increased volume.

       Other expense increased $122,000 or 3.6% during the year ended December 31, 1999 compared to 1998. The increase was due primarily to ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, amortization of costs associated with the Company's junior subordinated debentures increased.

INCOME TAXES

       Income tax expense was $2.0 million for the year ended December 31, 1999 and represented a $776,000 or 63.4% increase from the year ended December 31, 1998. The effective tax rate as a percentage of pre-tax income was 20.2% in 1999 and 18.6% in 1998. The increase in the effective tax rate and income tax expense for 1999 was primarily a result of higher taxable income.

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

       Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2000, these investments were 15.5% of Total Assets, as compared with 13.0% for December 31, 1999, and 19.2% for December 31, 1998. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

       The Asset/Liability Management Committee of the bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity with rates shocked plus and minus 200 basis points to ensure the Company a satisfactory liquidity position. Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. Market value of portfolio equity analysis is the general measure used by regulatory authorities for assessing an institution's interest rate risk. The extent to which assets will gain or lose value in relation to the gains or losses of liabilities and/or interest rate contracts determines the appreciation or depreciation in equity on a market-value basis. Such market value analysis is intended to evaluate the impact of immediate and sustained parallel interest-rate shifts of the current yield curve upon the market value of the current balance sheet. In addition, the bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the bank attempts to determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

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

       The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. The table on page 40 shows interest sensitivity gaps for four different intervals as of December 31, 2000.

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


                                                                 EXPECTED MATURITY DATE
                                                                 (dollars in thousands)

                                                                 Year Ending December 31,
                            -------------------------------------------------------------------------------------------------------
                                                                                                                           Fair
                               2001           2002         2003        2004        2005      Thereafter       Total        Value
                            ----------    ----------    ---------   ---------   ----------   -----------   -----------   ----------
Fixed Rate Loans .........  $  214,470    $   90,326    $  49,733   $  28,847   $   15,122   $    29,318   $   427,816   $  426,794
                                  8.29%         8.27%        8.15%       8.05%        8.09%         7.91%         8.22%

Adjustable Rate Loans ....      28,385         5,761        1,713       3,227        3,811        10,092        52,989       52,989
                                 10.37%        10.40%       10.49%       9.88%       10.08%        10.78%        10.40%
Mortgage-backed
Securities ...............      89,151        67,514       51,286      39,017       29,730       135,549       412,247      415,112
                                  7.67%         7.65%        7.64%       7.62%        7.60%         7.42%         7.57%
Investments and Other
Interest Earning Assets ..      45,737         2,609        4,802         383        1,886       126,690       182,107      185,249
                                  7.40%         7.11%        6.99%       7.70%        8.16%         7.83%         7.69%

Total Interest
Earning Assets ...........  $  377,743    $  166,210    $ 107,534   $  71,474   $   50,549   $   301,649   $ 1,075,159   $1,080,144
                                  8.19%         8.07%        7.89%       7.90%        7.95%         7.75%         7.99%

Savings Deposits .........  $    2,400    $    1,201    $   1,201   $   1,201   $    1,201   $    16,803   $    24,007   $   23,520
                                  2.57%         2.57%        2.57%       2.57%        2.57%         2.57%         2.57%

NOW Deposits .............      10,758         5,379        5,379       5,379        5.379        75,299       107,573      103,973
                                  3.04%         3.04%        3.04%       3.04%        3.04%         3.04%         3.04%

Money Market Deposits ....      18,105         6,036        6,036       6,036        6,036        18,106        60,355       61,480
                                  3.38%         3.38%        3.38%       3.38%        3.38%         3.38%         3.38%

Platinum Money Market ....      10,819         1,159        1,159       1,159        1,159            --        15,455       15,856
                                  5.10%         5.10%        5.10%       5.10%        5.10%           --          5.10%

Certificates of Deposit ..     226,106        31,356       30,115       6,659       18,401        33,679       346,316      354,699
                                  6.01%         6.10%        6.86%       5.64%        7.32%         8.19%         6.37%

FHLB Dallas Advances .....     149,804        50,820       61,867      13,752       13,666        38,676       328,585      328,063
                                  6.09%         5.68%        5.54%       5.62%        5.97%         6.07%         5.90%

Other Borrowings .........       7,303            --           --          --           --        36,950        44,253       44,253
                                  4.69%           --           --          --           --          8.61%         7.96%

Total Interest
Bearing Liabilities ......  $  425,295    $   95,951    $ 105,757   $  34,186   $   45,842   $   219,513   $   926,544   $  931,844
                                  5.79%         5.48%        5.63%       4.70%        5.72%         5.29%         5.58%

       Residential fixed rate loans are assumed to have annual prepayment rates between 10% and 18% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 6% and 18%. Consumer loans are assumed to prepay at an annualized rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 10% to 30%. At December 31, 2000, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2000, of the $412.2 million of mortgage-backed and related securities held by the Company, an aggregate of $407.3 million were secured by fixed-rate mortgage loans and an aggregate of $4.9 million were secured by adjustable-rate mortgage loans.

       The Company assumes 70% of savings accounts and transaction accounts at December 31, 2000, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at December 31, 2000 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

       The following table sets forth certain information as of December 31, 2000 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):


Rate Sensitive Assets (RSA) ............        1-3 Mos.        4-12 Mos.          1-5 Yrs.       Over 5 Yrs.        Total
                                              ----------       ----------        ----------       -----------      ----------
Loans(1) ...............................      $  131,093       $  136,366        $  184,028       $   29,318       $  480,805
Securities .............................          67,430           71,743           197,227          257,358          593,758
Other Interest Earning Assets ..........             596               --                --               --              596
                                              ----------       ----------        ----------       ----------       ----------
Total Rate Sensitive Assets ............      $  199,119       $  208,109        $  381,255       $  286,676       $1,075,159
                                              ==========       ==========        ==========       ==========       ==========

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits ..............      $   70,178       $  198,010        $  141,631       $  143,887       $  553,706
Other Interest Bearing Liabilities .....         113,205           43,902           140,105           75,626          372,838
                                              ----------       ----------        ----------       ----------       ----------
Total Rate Sensitive Liabilities .......      $  183,383       $  241,912        $  281,736       $  219,513       $  926,544
                                              ==========       ==========        ==========       ==========       ==========

Gap(2) .................................          15,736          (33,803)           99,519           67,163          148,615
Cumulative Gap .........................          15,736          (18,067)           81,452          148,615
Cumulative Ratio of RSA to RSL .........            1.09             0.96              1.12             1.16             1.16
Gap/Total Earning Assets ...............             1.5%            (3.1)%             9.3%             6.2%            13.8%

--------------------------------------------------------------------------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 2000.

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

CAPITAL RESOURCES

       Total Shareholders' Equity at December 31, 2000, of $51.7 million increased 37.2% or $14.0 million from December 31, 1999 and represented 4.5% of total assets at December 31, 2000 compared to 3.7% at December 31, 1999. The increase in the percent of Shareholders' Equity to Total Assets is a result of the decrease in the unrealized losses in the securities portfolio and the increase in net income.

       Net income for 2000 of $9.8 million was the major contributor to the increase in Shareholders' Equity at December 31, 2000 along with the issuance of $410,000 in common stock (53,964 shares) through the Company's dividend reinvestment plan and incentive stock option plan and a net decrease in unrealized losses of $6.3 million on AFS securities. Decreases to Shareholders' Equity consisted of $1.7 million in dividends paid and the purchase of $813,000 in treasury stock (94,050 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 2000, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

       To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:


                                                                                                                  To Be Well
                                                                                                              Capitalized Under
                                                                                    For Capital               Prompt Corrective
                                                        Actual                   Adequacy Purposes            Action Provisions
                                              -------------------------       -----------------------       ----------------------
                                                 Amount          Ratio          Amount         Ratio          Amount        Ratio
                                              -----------      --------       ---------      --------       -----------    -------
                                                                              (dollars in thousands)

As of December 31, 2000:

Total Capital (to Risk Weighted Assets)
   Consolidated ........................      $    94,817         16.63%      $  45,605          8.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    87,495         15.30%      $  45,741          8.00%      $    57,176      10.00%
                                              ===========      ========       =========      ========       ===========    =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ........................      $    71,169         12.48%      $  22,802          4.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    82,758         14.47%      $  22,870          4.00%      $    34,306       6.00%
                                              ===========      ========       =========      ========       ===========    =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated ........................      $    71,169          6.31%      $  45,148          4.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    82,758          7.33%      $  45,176          4.00%      $    56,470       5.00%
                                              ===========      ========       =========      ========       ===========    =======



As of December 31, 1999:

Total Capital (to Risk Weighted Assets)
   Consolidated ........................      $    70,611         13.96%      $  40,473          8.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    67,687         13.25%      $  40,864          8.00%      $    51,080      10.00%
                                              ===========      ========       =========      ========       ===========    =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ........................      $    61,782         12.21%      $  20,237          4.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    63,343         12.40%      $  20,432          4.00%      $    30,648       6.00%
                                              ===========      ========       =========      ========       ===========    =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated ........................      $    61,782          6.20%      $  39,876          4.00%              N/A        N/A
                                              ===========      ========       =========      ========       ===========    =======
   Bank Only ...........................      $    63,343          6.35%      $  39,875          4.00%      $    49,844       5.00%
                                              ===========      ========       =========      ========       ===========    =======


       (1) Refers to quarterly average assets as calculated by bank regulatory agencies.


       The table below summarizes key equity ratios for the Company for the years ended December 31, 2000, 1999 and 1998.



                                                           Years Ended December 31,
                                                        -----------------------------
                                                        2000         1999       1998
                                                        -----       -----       -----
Percentage of Net Income to:
   Average Total Assets ..........................        .92%        .84%        .78%
   Average Shareholders' Equity ..................      23.13%      18.99%      12.42%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic ....      17.44%      19.42%      28.99%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted ..      18.15%      20.00%      30.30%
Percentage of Average Shareholders'
   Equity to Average Total Assets ................       3.99%       4.41%       6.28%

OTHER ACCOUNTING ISSUES

       On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 and its amendments are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

       In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities (FAS137)-- Deferral of the Effective Date of Financial Accounting Standards No. 133, an Amendment of Financial Accounting Standards Board Statement No. 133," which defers the effective date of Financial Accounting Standards No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of Financial Accounting Standards No. 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of Financial Accounting Standards No. 133, as amended. Additionally, Financial Accounting Standards No. 133, as amended, should not be applied retroactively to financial statements of prior periods.

       In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standards Board Statement No. 133," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standards No. 133, as amended. Financial Accounting Standards No. 138 amends the accounting and reporting standards of Financial Accounting Standards No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. Management anticipates that adoption of Financial Accounting Standards No. 133, as amended, will not have a significant effect on the Company's results of operations or its financial position, except the HTM securities transferred. On January 1, 2001, the Company adopted FAS133 and FAS137. The transition provisions contained in FAS133 provide that at the date of initial application, an entity may transfer any debt security classified as HTM to AFS or trading. Effective January 1, 2001, as part of implementing FAS133 and FAS137, the Company elected to transfer all of its securities out of the HTM category in accordance with FAS133 guidance. Securities transferred on January 1, 2001 and sold during the first quarter ended March 31, 2001, will be accounted for as trading securities. All other securities transferred will be accounted for as AFS securities.

       In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management anticipates the adoption of financial Accounting Standards No. 140 will not have a significant effect on the Company's results of operations or its financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2001, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2001, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2001, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required under this item beginning on page 10 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 19, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)
      1.      Financial Statements

                  The following consolidated financial statements of Southside
              Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Income for the years ended December
                     31, 2000, 1999 and 1998.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 2000, 1999 and 1998.
                  Notes to Consolidated Financial Statements.

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
                                   effect on December 31, 1992, of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                     3(a)(ii) -    Articles of Amendment effective May 9, 1994
                                   to Articles of Incorporation of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant's Form
                                   10-K for the year ended December 31, 1994, and incorporated herein by reference).

                     3(b)     -    Bylaws as amended and in effect on March 23,
                                   1995 of Southside Bancshares, Inc. (filed as
                                   Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

                  **10(a)(i)  -    Deferred Compensation Plan for B. G. Hartley
                                   effective February 13, 1984, as amended June
                                   28, 1990, December 15, 1994, November 20,
                                   1995 and December 21, 1999 (filed as Exhibit
                                   10(a)(i) to the Registrant's Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

                  **10(a)(ii) -    Deferred Compensation Plan for Robbie N.
                                   Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995
                                   (filed as Exhibit 10(a)(ii) to the
                                   Registrant's Form 10-K for the year ended
                                   December 31, 1995, and incorporated herein by reference).

                  **10(b)     -    Officers Long-term Disability Income Plan
                                   effective June 25, 1990 (filed as Exhibit
                                   10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

                  **10(c)     -    Retirement Plan Restoration Plan for the
                                   subsidiaries of SoBank, Inc. (now named
                                   Southside Bancshares, Inc.)(filed as Exhibit
                                   10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                  **10(d)     -    Incentive Stock Option Plan effective April
                                   1, 1993 of SoBank, Inc. (now named Southside
                                   Bancshares, Inc.) (filed as Exhibit 10(d) to the Registrant's Form 10-K for the year ended
                                   December 31, 1994, and incorporated herein by reference).

                  **10(e)     -    Form of Deferred Compensation Agreements
                                   dated June 30, 1994 with each of Titus Jones and Andy Wall as amended November 13, 1995.
                                   (filed as Exhibit 10(e) to the Registrant's
                                   Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

                  **10(f)     -    Form of Deferred Compensation Agreements
                                   dated June 30, 1994 with each of Sam Dawson,
                                   Lee Gibson and Jeryl Story as amended October
                                   15, 1997 and Form of Deferred Compensation
                                   Agreement dated October 15, 1997 with Lonny
                                   Uzzell (filed as Exhibit 10(f) to the
                                   Registrant's Form 10-K for the year ended
                                   December 31, 1997, and incorporated herein by reference).

                   *21        -    Subsidiaries of the Registrant.

                   *23        -    Consent of Independent Accountants.
----------

 *  Filed herewith.
** Compensation plan, benefit plan or employment contract or arrangement.

  (b)  Reports on Form 8-K

       On November 10, 2000, the Company filed Form 8-K reporting Item 5. Other Events, regarding the approval by the board of directors of the Company of a 5% common stock dividend, a $.05 per common share cash dividend and a $.025 per common share special cash dividend. Further, the Company reported the adjustment of the conversion ratio for the Company's convertible trust preferred securities to 1.0 shares of common stock per $10 principal amount of debentures.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHSIDE BANCSHARES, INC.

                                BY: /s/ B. G. HARTLEY
                                   ------------------------------------------
                                   B. G. Hartley, Chairman of the Board
                                   and Director (Principal Executive Officer)

                                    /s/ LEE R. GIBSON
                                   --------------------------------------------
                                   Lee R. Gibson, CPA, Executive Vice President
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)


DATED:  March 1, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                         Title                                  Date
      ---------                         -----                                  ----
/s/ B. G. HARTLEY                       Chairman of the Board              March 1, 2001
------------------------                and Director
    (B. G. Hartley)


/s/ ROBBIE N. EDMONSON                  Vice Chairman of the Board         March 1, 2001
------------------------                and Director
    (Robbie N. Edmonson)


/s/ SAM DAWSON                          President and Secretary            March 1, 2001
------------------------                and Director
    (Sam Dawson)


/s/ FRED E. BOSWORTH                    Director                           March 1, 2001
------------------------
    (Fred E. Bosworth)


/s/ HERBERT C. BUIE                     Director                           March 1, 2001
------------------------
    (Herbert C. Buie)


/s/ ROLLINS CALDWELL                    Director                           March 1, 2001
------------------------
    (Rollins Caldwell)


/s/ MICHAEL D. GOLLOB                   Director                           March 1, 2001
------------------------
    (Michael D. Gollob)


/s/ W. D. (JOE) NORTON                  Director                           March 1, 2001
------------------------
    (W. D. (Joe) Norton)


/s/ PAUL W. POWELL                      Director                           March 1, 2001
------------------------
    (Paul W. Powell)


/s/ WILLIAM SHEEHY                      Director                           March 1, 2001
------------------------
    (William Sheehy)

                        Report of Independent Accountants



To the Shareholders and Board of Directors
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that the we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2001

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)


                                                                       December 31,       December 31,
                                                                          2000                1999
                                                                       ------------       ------------
                                     ASSETS
Cash and due from banks .........................................      $    38,800       $    41,131
Investment securities:
   Available for sale ...........................................           56,777            96,244
   Held to maturity .............................................          104,508            86,208
                                                                       -----------       -----------
     Total Investment securities ................................          161,285           182,452
Mortgage-backed and related securities:
   Available for sale ...........................................          269,286           273,676
   Held to maturity .............................................          142,961            73,898
                                                                       -----------       -----------
     Total Mortgage-backed securities and related securities ....          412,247           347,574
Marketable equity securities:
   Available for sale ...........................................           20,226            18,543
Loans:
   Loans, net of unearned discount ..............................          481,435           387,446
   Less: reserve for loan losses ................................           (5,033)           (4,575)
                                                                       -----------       -----------
     Net Loans ..................................................          476,402           382,871
Premises and equipment, net .....................................           25,475            21,306
Other real estate owned, net ....................................               43               140
Interest receivable .............................................            9,117             7,563
Deferred tax asset ..............................................            2,922             6,244
Other assets ....................................................            5,364             4,741
                                                                       -----------       -----------

     TOTAL ASSETS ...............................................      $ 1,151,881       $ 1,012,565
                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ..........................................      $   166,899       $   150,629
   Interest bearing .............................................          553,706           436,915
                                                                       -----------       -----------
     Total Deposits .............................................          720,605           587,544
Short-term obligations:
   Federal funds purchased ......................................            5,025                75
   FHLB Dallas Advances .........................................          148,940           181,222
   Other obligations ............................................            2,278             4,744
                                                                       -----------       -----------
     Total Short-term obligations ...............................          156,243           186,041
Long-term obligations:
   FHLB Dallas Advances .........................................          179,645           174,704
   Guaranteed Preferred Beneficial Interest in the Company's
      Junior Subordinated Convertible Debentures ................           16,950                --
   Guaranteed Preferred Beneficial Interest in the Company's
      Junior Subordinated Debentures ............................           20,000            20,000
                                                                       -----------       -----------
     Total Long-term obligations ................................          216,595           194,704
Other liabilities ...............................................            6,743             6,604
                                                                       -----------       -----------
     TOTAL LIABILITIES ..........................................        1,100,186           974,893
                                                                       -----------       -----------

     Commitments and Contingencies (Note 14 and 15)

Shareholders' equity:
   Common stock: ($1.25 par, 20,000,000 shares authorized,
         8,215,135 and 7,798,332 shares issued) .................           10,269             9,748
   Paid-in capital ..............................................           30,226            27,472
   Retained earnings ............................................           19,891            14,583
   Treasury stock (606,552 and 512,502 shares at cost) ..........           (5,357)           (4,544)
   Accumulated other comprehensive loss .........................           (3,334)           (9,587)
                                                                       -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY ................................           51,695            37,672
                                                                       -----------       -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................      $ 1,151,881       $ 1,012,565
                                                                       ===========       ===========

     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)


                                                                    Years Ended December 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
Interest income
   Loans ...............................................      $ 36,239       $ 28,198       $ 26,051
   Investment securities ...............................        10,230          9,077          4,864
   Mortgage-backed and related securities ..............        27,155         22,080         12,116
   Marketable equity securities ........................         1,553            911            449
   Other interest earning assets .......................           241            422            197
                                                              --------       --------       --------
         Total interest income .........................        75,418         60,688         43,677
                                                              --------       --------       --------
Interest expense
   Deposits ............................................        23,835         16,545         15,485
   Short-term obligations ..............................        10,177          8,535          3,513
   Long-term obligations ...............................        12,125         10,936          5,749
                                                              --------       --------       --------
         Total interest expense ........................        46,137         36,016         24,747
                                                              --------       --------       --------
Net interest income ....................................        29,281         24,672         18,930
Provision for loan losses ..............................         1,569          1,456          1,215
                                                              --------       --------       --------
Net interest income after provision for loan losses ....        27,712         23,216         17,715
                                                              --------       --------       --------
Noninterest income
   Deposit services ....................................         8,045          6,780          5,353
   (Loss) gain on sales of securities available
     for sale...........................................          (535)           149          1,260
   Trust income ........................................           726            631            528
   Other ...............................................         1,991          1,672          1,162
                                                              --------       --------       --------
         Total noninterest income ......................        10,227          9,232          8,303
                                                              --------       --------       --------
Noninterest expense
   Salaries and employee benefits ......................        15,165         13,427         11,318
   Net occupancy expense ...............................         3,170          2,842          2,370
   Equipment expense ...................................           659            537            457
   Advertising, travel & entertainment .................         1,623          1,322          1,124
   Supplies ............................................           563            494            461
   Postage .............................................           422            419            352
   Other ...............................................         3,852          3,483          3,361
                                                              --------       --------       --------
         Total noninterest expense .....................        25,454         22,524         19,443
                                                              --------       --------       --------
Income before federal tax expense ......................        12,485          9,924          6,575
                                                              --------       --------       --------
Provision (benefit) for federal tax expense
   Current .............................................         2,572          2,033          1,496
   Deferred ............................................            88            (33)          (272)
                                                              --------       --------       --------
         Total income taxes ............................         2,660          2,000          1,224
                                                              --------       --------       --------

Net Income .............................................      $  9,825       $  7,924       $  5,351
                                                              ========       ========       ========

Net Income Per Common Share
   Basic ...............................................      $   1.29       $   1.03       $    .69
   Diluted .............................................      $   1.24       $   1.00       $    .66


       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)




                                                   Compre-
                                                   hensive
                                                   Income       Common     Paid in       Retained   Treasury
                                                   (Loss)        Stock      Capital       Earnings   Stock
                                                  ---------    --------    ---------      -------   --------
Balance at December 31, 1999 ................     $             $ 9,748    $  27,472      $14,583   $ (4,544)
Net Income ..................................         9,825                                 9,825
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below) ........................         6,277
Minimum pension liability adjustment ........           (24)
                                                  ---------

Comprehensive income ........................     $  16,078
                                                  =========

Common stock issued (53,964 shares) .........                        67          343
FAS109 - Incentive Stock Options (ISO's) ....                                      6
Dividends paid on common stock ..............                                              (1,658)
Purchase of 94,050 shares of
   treasury stock ...........................                                                           (813)
Stock dividend ..............................                       454        2,405       (2,859)
                                                                -------    ---------      -------   --------

Balance at December 31, 2000 ................                   $10,269    $  30,226      $19,891   $ (5,357)
                                                                =======    =========      =======   ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................      $   5,924
Less:  reclassification adjustment for
   losses included in net income............           (353)
                                                  ---------
Net unrealized gains on securities..........      $   6,277
                                                  =========

Balance at December 31, 1998................      $             $ 9,214    $  24,198      $11,391   $ (3,158)
Net Income..................................          7,924                                 7,924
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure below)........................        (14,352)
Minimum pension liability adjustment........             (3)
                                                   ---------
Comprehensive loss..........................      $  (6,431)
                                                  =========
Common stock issued (77,012 shares).........                         96          360
FAS109 - Incentive Stock Options (ISO's)....                                      29
Dividends paid on common stock..............                                               (1,409)
Purchase of 148,150 shares of
   treasury stock...........................                                                          (1,386)
Stock dividend..............................                        438        2,885       (3,323)
                                                                -------    ---------      -------   --------

Balance at December 31, 1999................                    $ 9,748    $  27,472      $14,583   $ (4,544)
                                                                =======    =========      =======   ========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period...................................      $ (14,254)
Less:  reclassification adjustment for
   gains included in net income.............             98
                                                  ---------
Net unrealized losses on securities.........      $ (14,352)
                                                  =========



                                                    Accumulated
                                                       Other
                                                      Compre-           Total
                                                      hensive          Shares
                                                      Income          holders'
                                                       (Loss)          Equity
                                                    -----------       ---------
Balance at December 31, 1999 ................        $   (9,587)      $  37,672
Net Income ..................................                             9,825
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below) ........................             6,277           6,277
Minimum pension liability adjustment ........               (24)            (24)

Comprehensive income ........................

Common stock issued (53,964 shares) .........                               410
FAS109 - Incentive Stock Options (ISO's) ....                                 6
Dividends paid on common stock ..............                            (1,658)
Purchase of 94,050 shares of
   treasury stock ...........................                              (813)
Stock dividend ..............................
                                                     ----------       ---------

Balance at December 31, 2000 ................        $   (3,334)      $  51,695
                                                     ==========       =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period...................................
Less:  reclassification adjustment for
   losses included in net income............

Net unrealized gains on securities..........


Balance at December 31, 1998................         $    4,768       $  46,413
Net Income..................................                              7,924
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure below)........................            (14,352)        (14,352)
Minimum pension liability adjustment........                 (3)             (3)

Comprehensive loss..........................

Common stock issued (77,012 shares).........                                456
FAS109 - Incentive Stock Options (ISO's)....                                 29
Dividends paid on common stock..............                             (1,409)
Purchase of 148,150 shares of
   treasury stock...........................                             (1,386)
Stock dividend..............................
                                                      ---------       ---------

Balance at December 31, 1999................         $   (9,587)      $  37,672
                                                     ==========       =========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period...................................
Less:  reclassification adjustment for
   gains included in net income.............

Net unrealized losses on securities.........



                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands, except share amounts)


                                                                                                             Accumulated
                                                                                                                 Other
                                               Compre-                                                          Compre-     Total
                                               hensive                                                          hensive    Shares
                                               Income        Common        Paid in   Retained    Treasury       Income    holders'
                                               (Loss)        Stock         Capital   Earnings     Stock         (Loss)     Equity
                                               ---------    --------      ---------  ----------  --------    ----------- ---------

Balance at December 31, 1997 ............      $           $   8,740    $   21,290   $   10,414    $ (1,820)   $  1,322  $  39,946
Net Income ..............................         5,351                                   5,351                              5,351
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure below) ....................         3,396                                                           3,396      3,396
Minimum pension liability adjustment ....            50                                                              50         50
                                               --------
Comprehensive income ....................      $  8,797
                                               ========
Common stock issued (42,320 shares) .....                         53           294                                             347
FAS109 - Incentive Stock Options (ISO's)                                        42                                              42
Dividends paid on common stock ..........                                                (1,359)                            (1,359)
Purchase of 142,852 shares of
   treasury stock .......................                                                            (1,398)                (1,398)
Exercise of 12,000 shares of ISO's ......                                                   (22)         60                     38
Stock dividend ..........................                        421         2,572       (2,993)
                                                           ---------    ----------   ----------    --------    --------    -------

Balance at December 31, 1998 ............                  $   9,214    $   24,198   $   11,391    $ (3,158)   $  4,768    $46,413
                                                           =========    ==========   ==========    ========    ========    =======

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period ...............................      $  4,228
Less:  reclassification adjustment for
   gains included in net income .........           832
                                               --------

Net unrealized gains on securities ......      $  3,396
                                               ========




       The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)


                                                                                              Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                       2000            1999            1998
                                                                                     ---------       ---------       ---------
OPERATING ACTIVITIES:
  Net income ..................................................................      $   9,825       $   7,924       $   5,351
  Adjustments to reconcile net cash provided by operations:
    Depreciation ..............................................................          1,699           1,474           1,397
    Amortization of premium ...................................................          1,610           4,657           5,229
    Accretion of discount and loan fees .......................................         (2,043)         (1,774)           (660)
    Provision for loan losses .................................................          1,569           1,456           1,215
    FAS109-Incentive stock options ............................................              6              29              42
    Loss (gain) on sale of securities available for sale ......................            535            (149)         (1,260)
    Gain on sale of assets ....................................................             --             (86)            (51)
    Gain on sale of other real estate owned ...................................            (17)           (129)            (32)
    Increase in interest receivable ...........................................         (1,554)         (1,498)         (2,147)
    (Increase) decrease in other assets .......................................           (636)            331          (2,270)
    Decrease (increase) in deferred tax asset .................................            100             (33)            (87)
    Increase in interest payable ..............................................            517             702             558
    (Decrease) increase in other payables .....................................         (2,880)         (4,862)          7,883
                                                                                     ---------       ---------       ---------
        Net cash provided by operating activities .............................          8,731           8,042          15,168

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale ............         87,280          81,700          62,413
    Proceeds from sale of mortgage-backed securities available for sale .......        209,087         111,969          46,515
    Proceeds from maturities of investment securities available for sale ......          6,939          26,093          10,322
    Proceeds from maturities of mortgage-backed securities available
       for sale ...............................................................         38,449          89,702          79,121
    Proceeds from maturities of investment securities held to maturity ........          8,430           3,347             457
    Proceeds from maturities of mortgage-backed securities held to maturity ...          4,991           2,357           5,899
    Purchases of investment securities available for sale .....................        (73,508)       (149,299)       (130,138)
    Purchases of mortgage-backed securities available for sale ................       (308,826)       (222,610)       (333,304)
    Purchases of investment securities held to maturity .......................         (3,829)        (21,708)             --
    Purchases of mortgage-backed securities held to maturity ..................         (3,110)         (2,258)             --
    Purchases of marketable equity securities available for sale ..............         (1,683)         (4,372)        (10,913)
    Net increase in loans .....................................................        (96,366)        (69,299)        (26,521)
    Purchases of premises and equipment .......................................         (5,868)         (4,200)         (3,096)
    Proceeds from sale of premises and equipment ..............................                            672             212
    Proceeds from sale of repossessed assets ..................................          1,003           1,290           1,617
    Proceeds from sale of other real estate owned .............................            390             356             275
                                                                                     ---------       ---------       ---------
        Net cash used in investing activities .................................       (136,621)       (156,260)       (297,141)



                                  (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)


                                                                                        Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                2000              1999               1998
                                                                             -----------       -----------       -----------
FINANCING ACTIVITIES:
  Net increase in demand and savings accounts .........................      $    43,873       $    47,765       $    41,944
  Net increase in certificates of deposit .............................           89,188            24,745            10,416
  Proceeds from FHLB Dallas advances ..................................        1,071,180           258,100           404,800
  Repayment of FHLB Dallas advances ...................................       (1,098,521)         (176,201)         (188,320)
  Issuance of guaranteed preferred beneficial interest
      in the company's junior subordinated debentures .................               --                --            20,000
   Issuance of guaranteed preferred beneficial interest
      in the company's junior subordinated convertible debentures .....           16,950                --                --
  Net increase (decrease) in federal funds purchased ..................            4,950            (4,093)              284
  Proceeds from the issuance of common stock ..........................              410               456               347
  Purchase of treasury stock ..........................................             (813)           (1,386)           (1,398)
  Sale of treasury stock ..............................................               --                --                38
  Dividends paid ......................................................           (1,658)           (1,409)           (1,359)
                                                                             -----------       -----------       -----------
        Net cash provided by financing activities .....................          125,559           147,977           286,752
                                                                             -----------       -----------       -----------

  Net (decrease) increase in cash and cash equivalents ................           (2,331)             (241)            4,779
  Cash and cash equivalents at beginning of year ......................           41,131            41,372            36,593
                                                                             -----------       -----------       -----------
  Cash and cash equivalents at end of year ............................      $    38,800       $    41,131       $    41,372
                                                                             ===========       ===========       ===========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid .......................................................      $    45,620       $    35,315       $    24,189
  Income taxes paid ...................................................      $     2,125       $     1,725       $     1,763


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other real estate owned and other repossessed
      assets through foreclosure ......................................      $     1,266       $     1,131       $     1,812


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

      Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 2000. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

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

      Securities. The Company uses the specific identification method to determine the basis for computing realized gain or loss. The Company accounts for debt and equity securities as follows:

          Held to Maturity (HTM). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

          Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.

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

      Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensations cost is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 1998, 1999 and 2000.

      Recent Accounting Pronouncements. On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 and its amendments are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      In June 1999, the Financial Accounting Standards Board issued Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities (FAS137)-- Deferral of the Effective Date of Financial Accounting Standards No. 133, an Amendment of Financial Accounting Standards Board Statement No. 133," which defers the effective date of Financial Accounting Standards No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of Financial Accounting Standards No. 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of Financial Accounting Standards No. 133, as amended. Additionally, Financial Accounting Standards No. 133, as amended, should not be applied retroactively to financial statements of prior periods.

      In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standards Board Statement No. 133," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standards No. 133, as amended. Financial Accounting Standards No. 138 amends the accounting and reporting standards of Financial Accounting Standards No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. Management anticipates that adoption of Financial Accounting Standards No. 133, as amended, will not have a significant effect on the Company's results of operations or its financial position, except for the HTM securities transferred. On January 1, 2001, the Company adopted FAS133 and FAS137. The transition provisions contained in FAS133 provide that at the date of initial application, an entity may transfer any debt security classified as HTM to AFS or trading. Effective January 1, 2001, as part of implementing FAS133 and FAS137, the Company elected to transfer all of its securities out of the HTM category in accordance with FAS133 guidance. Securities transferred on January 1, 2001 and sold during the first quarter ended March 31, 2001, will be accounted for as trading securities. All other securities transferred will be accounted for as AFS securities.

      In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management anticipates the adoption of financial Accounting Standards No. 140 will not have a significant effect on the Company's results of operations or on its financial position.

      General. Certain prior period amounts have been reclassified to conform to current year presentation.

  2.  EARNINGS PER SHARE

      Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):



                                                              Years Ended December 31,
                                                           ------------------------------
                                                            2000        1999        1998
                                                           ------      ------      ------
Numerator:
     Net income .....................................      $9,825      $7,924      $5,351
                                                           ======      ======      ======

     Numerator for net income per common share ......       9,825       7,924       5,351
     Effect of dilutive securities ..................         142          --          --
                                                           ------      ------      ------

     Numerator for net income per common
          share - assuming dilution .................      $9,967      $7,924      $5,351
                                                           ======      ======      ======

Denominator:
     Denominator for net income per common
          share (weighted-average shares outstanding)       7,612       7,675       7,783
     Effect of dilutive securities:
          Stock options .............................         197         247         298
          Convertible debentures ....................         241          --          --
                                                           ------      ------      ------

Denominator for net income per common
          share - assuming dilution .................       8,050       7,922       8,081
                                                           ======      ======      ======

Net income per common share .........................      $ 1.29      $ 1.03      $  .69
Net income per common share - assuming dilution .....      $ 1.24      $ 1.00      $  .66

  3.  COMPREHENSIVE INCOME

      The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows (in thousands):



                                                                Year Ended December 31, 2000
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount        Benefit       Amount
                                                           ----------   -------------  ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....      $ 8,976       $(3,052)      $ 5,924
    Less:  reclassification adjustment for losses
       realized in net income .........................         (535)          182          (353)
                                                             -------       -------       -------
    Net unrealized gains ..............................        9,511        (3,234)        6,277
Minimum pension liability adjustment ..................          (36)           12           (24)
                                                             -------       -------       -------

Other comprehensive income ............................      $ 9,475       $(3,222)      $ 6,253
                                                             =======       =======       =======



                                                                Year Ended December 31, 1999
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount        Benefit       Amount
                                                           ----------   -------------  ----------
Unrealized losses on securities:
   Unrealized holding losses arising during period ..      $(21,597)      $  7,343       $(14,254)
    Less:  reclassification adjustment for gains
       realized in net income .......................           149            (51)            98
                                                           --------       --------       --------
    Net unrealized losses ...........................       (21,746)         7,394        (14,352)
Minimum pension liability adjustment ................            (5)             2             (3)
                                                           --------       --------       --------

Other comprehensive loss ............................      $(21,751)      $  7,396       $(14,355)
                                                           ========       ========       ========



                                                                 Year Ended December 31, 1998
                                                           --------------------------------------
                                                           Before-Tax   Tax (Expense)  Net-of-Tax
                                                             Amount        Benefit       Amount
                                                           ----------   -------------  ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...      $ 6,405      $(2,177)      $ 4,228
    Less:  reclassification adjustment for gains
       realized in net income .......................        1,260         (428)          832
                                                           -------      -------       -------
    Net unrealized gains ............................        5,145       (1,749)        3,396
Minimum pension liability adjustment ................           76          (26)           50
                                                           -------      -------       -------

Other comprehensive income ..........................      $ 5,221      $(1,775)      $ 3,446
                                                           =======      =======       =======


4.  CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $4.5 million and $250,000 as of December 31, 2000 and 1999, respectively.

5.  INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2000 and 1999 were (in thousands):


                                                        AVAILABLE FOR SALE
                                         ---------------------------------------------------
                                                         Gross       Gross         Estimated
      December 31,                       Amortized    Unrealized   Unrealized        Market
         2000                              Cost          Gains       Losses          Value
         ----                            ---------    ----------   ----------      ---------
U.S. Treasury .....................      $  6,001      $     15      $      1      $  6,015
U.S. Government Agencies ..........         3,502            --            --         3,502
Mortgage-backed Securities:
  Direct Govt. Agency Issues ......       250,190         4,598           121       254,667
  Other Private Issues ............        14,170           532            83        14,619
State and Political Subdivisions ..        43,609         1,741           200        45,150
Other Stocks and Bonds ............        22,327             9            --        22,336
                                         --------      --------      --------      --------
  Total ...........................      $339,799      $  6,895      $    405      $346,289
                                         ========      ========      ========      ========


                                                          HELD TO MATURITY
                                         ---------------------------------------------------
                                                         Gross       Gross         Estimated
      December 31,                       Amortized    Unrealized   Unrealized        Market
         2000                              Cost          Gains       Losses          Value
         ----                            ---------    ----------   ----------      ---------
U.S. Government Agencies ..........      $ 39,888      $    871      $    212      $ 40,547
Mortgage-backed Securities:
  Direct Govt. Agency Issues ......        67,498         2,069           136        69,431
  Other Private Issues ............        75,463         1,182           250        76,395
State and Political Subdivisions ..        54,994         2,353             1        57,346
Other Stocks and Bonds ............         9,626           131            --         9,757
                                         --------      --------      --------      --------
  Total ...........................      $247,469      $  6,606      $    599      $253,476
                                         ========      ========      ========      ========


                                                        AVAILABLE FOR SALE
                                         ---------------------------------------------------
                                                         Gross       Gross         Estimated
      December 31,                       Amortized    Unrealized   Unrealized        Market
         1999                              Cost          Gains       Losses          Value
         ----                            ---------    ----------   ----------      ---------
U.S. Treasury .....................      $  9,502      $     --      $     35      $  9,467
U.S. Government Agencies ..........        21,430            --           262        21,168
Mortgage-backed Securities:
  Direct Govt. Agency Issues ......       236,240           404         3,789       232,855
  Other Private Issues ............        41,400           144           723        40,821
State and Political Subdivisions ..        57,180           485         2,122        55,543
Other Stocks and Bonds ............        28,841             2           234        28,609
                                         --------      --------      --------      --------
  Total ...........................      $394,593      $  1,035      $  7,165      $388,463
                                         ========      ========      ========      ========


                                                          HELD TO MATURITY
                                         ---------------------------------------------------
                                                         Gross       Gross         Estimated
      December 31,                       Amortized    Unrealized   Unrealized        Market
         1999                              Cost          Gains       Losses          Value
         ----                            ---------    ----------   ----------      ---------
U.S. Government Agencies ..........      $ 42,871      $    201      $    873      $ 42,199
Mortgage-backed Securities:
  Direct Govt. Agency Issues ......        14,967            21           295        14,693
  Other Private Issues ............        58,931            --         1,748        57,183
State and Political Subdivisions ..        43,048            --         1,154        41,894
Other Stocks and Bonds ............           289             7            --           296
                                         --------      --------      --------      --------
  Total ...........................      $160,106      $    229      $  4,070      $156,265
                                         ========      ========      ========      ========

  Interest income recognized on securities for the years presented:


                                                  Years Ended December 31,
                                              ----------------------------------
                                                2000         1999        1998
                                              -------      -------      -------
                                                        (in thousands)
U.S. Treasury ..........................      $   403      $   707      $   562
U.S. Government Agencies ...............        4,197        3,322          614
Mortgage-backed Securities .............       27,155       22,080       12,116
State and Political Subdivisions .......        4,913        4,698        3,548
Other Stocks and Bonds .................        2,270        1,261          589
                                              -------      -------      -------

Total interest income on securities ....      $38,938      $32,068      $17,429
                                              =======      =======      =======


During the month ended January 31, 2000 and the year ended December 31, 1999, the Company transferred securities totaling $91.7 million and $132.4 million, respectively, from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million and $66.3 million were investment securities and $70.5 million and $66.1 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million and $5.6 million, net of tax, at the date of transfer. There were no securities transferred from AFS to HTM during the year ended December 31, 1998. There were no sales from the HTM portfolio during the years ended December 31, 2000 or 1999.

On January 1, 2001, the Company adopted FAS133 and FAS137. The transition provisions contained in FAS133 provide that at the date of initial application, an entity may transfer any debt security classified as HTM to AFS or trading. Effective January 1, 2001, as part of implementing FAS133 and FAS137, the Company elected to transfer all of its securities out of the HTM category in accordance with FAS133 guidance. Securities transferred on January 1, 2001 and sold during the first quarter ended March 31, 2001, will be accounted for as trading securities. All other securities transferred will be accounted for as AFS securities.

Of the $535,000 in net securities losses on sales from the AFS portfolio in 2000, there were $1,553,000 in realized losses and $1,018,000 in realized gains. Of the $149,000 in net securities gains on sales from the AFS portfolio in 1999, there were $856,000 in realized gains and $707,000 in realized losses. The $1,260,000 in net securities gains on sales from the AFS portfolio in 1998 were comprised of $1,321,000 in realized gains and $61,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 2000 are presented below. Mortgage-backed securities are presented in total by category.



                                                  Amortized      Aggregate
                                                     Cost       Fair Value
                                                  ---------     ----------
                                                       (in thousands)
Available for sale securities:
   Due in one year or less ..................      $ 27,735      $ 27,759
   Due after one year through five years ....         4,709         4,810
   Due after five years through ten years ...         2,539         2,611
   Due after ten years ......................        40,456        41,823
                                                   --------      --------
                                                     75,439        77,003

Mortgage-backed securities ..................       264,360       269,286
                                                   --------      --------
      Total .................................      $339,799      $346,289
                                                   ========      ========

Held to maturity securities:
   Due in one year or less ..................      $  2,486      $  2,489
   Due after one year through five years ....        15,194        15,387
   Due after five years through ten years ...        12,943        13,013
   Due after ten years ......................        73,885        76,761
                                                   --------      --------
                                                    104,508       107,650

Mortgage-backed securities ..................       142,961       145,826
                                                   --------      --------
      Total .................................      $247,469      $253,476
                                                   ========      ========

Investment securities with book values of $343,955,000 and $436,357,000 were pledged as of December 31, 2000 and 1999, respectively, to collateralize FHLB Dallas advances, public and trust deposits or for other purposes as required by law.

6. LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

                                        December 31,  December 31,
                                            2000          1999
                                        ------------  ------------
Real Estate Loans:                           (in thousands)

    Construction .....................    $ 25,108      $ 18,489
    1-4 family residential ...........     134,672       112,699
    Other ............................     122,665        97,556
Commercial loans .....................     107,737        79,804
Loans to individuals .................      92,607        82,747
                                          --------      --------
Total loans ..........................     482,789       391,295
    Less:  Unearned income ...........       1,354         3,849
           Reserve for loan losses ...       5,033         4,575
                                          --------      --------
           Net loans .................    $476,402      $382,871
                                          ========      ========

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 2000, 1999 and 1998:

                                                 Years Ended December 31,
                                              ------------------------------
                                                2000       1999       1998
                                              --------   --------   --------
                                                      (in thousands)

Balance at beginning of year ..............   $ 4,575    $ 3,564    $ 3,370
       Provision for loan losses ..........     1,569      1,456      1,215
       Loans charged off ..................    (1,442)      (765)    (1,349)
       Recoveries of loans charged off ....       331        320        328
                                              -------    -------    -------
Balance at end of year ....................   $ 5,033    $ 4,575    $ 3,564
                                              =======    =======    =======

Nonaccrual loans at December 31, 2000 and 1999 were $630,000 and $703,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2000 and 1999 were $389,000 and $448,000, respectively.

For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was approximately $567,000 and $565,000, respectively. During the years ended December 31, 2000 and 1999, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $122,000, $125,000 and $94,000 for the years ended December 31, 2000, 1999 and
1998, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $138,000, $137,000 and $113,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

                                                     Valuation  Carrying
                                            Total    Allowance    Value
                                           --------  ---------  --------
                                                  (in thousands)

Real Estate..............................  $    336   $     32  $    304
Commercial Loans.........................        78         20        58
Loans to Individuals.....................       216         29       187
                                           --------   --------  --------

Balance at December 31, 2000.............  $    630   $     81  $    549
                                           ========   ========  ========

                                                     Valuation  Carrying
                                            Total    Allowance    Value
                                           --------  ---------  --------
                                                  (in thousands)

Commercial Loans.........................  $    422   $    225  $    197
Loans to Individuals.....................       281         44       237
                                           --------   --------  --------

Balance at December 31, 1999.............  $    703   $    269  $    434
                                           ========   ========  ========


7. BANK PREMISES AND EQUIPMENT

                                    December 31,  December 31,
                                       2000          1999
                                    ------------  ------------
                                          (in thousands)

Bank premises .....................   $27,002       $22,347
Furniture and equipment ...........    13,473        12,290
                                      -------       -------

                                       40,475        34,637
Less accumulated depreciation .....    15,000        13,331
                                      -------       -------
         Total ....................   $25,475       $21,306
                                      =======       =======

Depreciation expense was $1,699,000, $1,474,000 and $1,397,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rent expense was $447,000, $424,000 and $198,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):

2001                      $   270
2002                          181
2003                          142
2004                           27
2005                           --
Thereafter                     --
                          -------
                          $   620
                          =======

8. OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented:

                                     Years Ended December 31,
                                     ------------------------
                                      2000     1999     1998
                                     ------   ------   ------
                                          (in thousands)

Balance at beginning of year .....   $  61    $ 658    $ 672
    Acquisition of OREO ..........               61
    Disposition of OREO ..........     (61)    (658)     (14)
                                     -----    -----    -----
Balance at end of year ...........   $  --    $  61    $ 658
                                     =====    =====    =====

For the years ended December 31, 2000, 1999 and 1998, income from OREO properties exceeded the provision and other expenses by $2,000, $58,000 and $28,000, respectively.

9. INTEREST BEARING DEPOSITS

                                     December 31,  December 31,
                                         2000          1999
                                     ------------  ------------
                                           (in thousands)

Savings deposits ...................   $ 24,007      $ 20,282
Money Market demand deposits .......     60,355        75,278
Platinum Money Market deposits .....     15,455            --
NOW demand deposits ................    107,573        84,227
Certificates and other time deposits
  of $100,000 or more ..............    151,142        87,468
Certificates and other time
  deposits under $100,000 ..........    195,174       169,660
                                       --------      --------

         Total .....................   $553,706      $436,915
                                       ========      ========

For the years ended December 31, 2000, 1999 and 1998, interest expense on time deposits of $100,000 or more was $7,902,000, $3,427,000 and $3,133,000, respectively.

At December 31, 2000, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2001                              $ 226,106
2002                                 31,356
2003                                 30,115
2004                                  6,659
2005 and thereafter                  52,080
                                  ---------
                                  $ 346,316
                                  =========

The aggregate amount of demand deposits that has been reclassified as loans were $950,000 and $870,000 for December 31, 2000 and 1999, respectively.

10. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.

                                                                    Years Ended December 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
                                                                         (in thousands)

Federal funds purchased
   Balance at end of period .................................   $  5,025    $     75    $  4,168
   Average amount outstanding during the period(1) ..........      2,687       4,660       3,700
   Maximum amount outstanding during the period .............     15,325      24,068      25,364
   Weighted average interest rate during the period(2) ......        6.6%        5.1%        5.7%
   Interest rate at end of period ...........................        6.5%        4.3%        5.1%

Securities sold under agreements to repurchase
   Balance at end of period .................................   $     --    $     --    $     --
   Average amount outstanding during the period(1) ..........         --          --          59
   Maximum amount outstanding during the period .............         --          --       7,150
   Weighted average interest rate during the period(2) ......         --          --         5.6%
   Interest rate at end of period ...........................         --          --          --


Federal Home Loan Bank ("FHLB") Dallas Advances
   Balance at end of period .................................   $148,940    $181,222    $118,000
   Average amount outstanding during the period(1) ..........    156,265     155,719      61,734
   Maximum amount outstanding during the period .............    188,899     186,500     135,000
   Weighted average interest rate during the period(2) ......        6.3%        5.3%        5.3%
   Interest rate at end of period ...........................        6.1%        5.3%        5.0%


Treasury tax and loan funds
   Balance at end of period .................................   $  2,278    $  4,744    $  1,523
   Average amount outstanding during the period(1) ..........      2,210       1,908       1,293
   Maximum amount outstanding during the period .............      4,604       4,747       3,154
   Weighted average interest rate during the period(2) ......        5.8%        4.0%        4.2%
   Interest rate at end of period ...........................        5.8%        4.7%        4.1%

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

11. LONG TERM OBLIGATIONS

                                                                     Years Ended December 31,
                                                                ----------------------------------
                                                                  2000         1999         1998
                                                                --------     --------     --------
                                                                          (in thousands)

FHLB Dallas Advances
   Balance at end of period .................................   $179,645     $174,704     $156,027
   Average amount outstanding during the period (1) .........    187,011      175,028       84,836
   Maximum amount outstanding during the period .............    210,460      174,870      156,238
   Weighted average interest rate during the period (2) .....        5.5%         5.3%         5.5%
   Interest rate at end of period ...........................        5.7%         5.4%         5.3%

(1) The average amount outstanding during the period was computed by dividing the total month-end outstanding principal balances by the number of months in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense (annualized) by average balance outstanding during the period.


Maturities of fixed rate FHLB Dallas Long-term advances based on scheduled repayments at December 31, 2000 are (in thousands):

                                        Under       Due        Due        Over      2000
                                        1 Year   1-5 Years  6-10 Years  10 Years   Total
                                       --------  ---------  ----------  --------  --------

Total Long-term Obligations.........   $    864  $140,105    $ 37,891   $    785  $179,645
                                       ========  ========    ========   ========  ========

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

On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $10 per common share.

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

12. EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $3.7 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $13,000, $211,000 and $147,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $1,451,000, $1,122,000 and $802,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There were six retirees and five retirees participating in the health insurance plan as of December 31, 2000 and 1999, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for the years ended December 31, 2000 and 1999 were $100,000. There were no contributions to the plan for the year ended December 31, 1998. At December 31, 2000 and 1999, 197,260 and 202,919 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an Officers Long-term Disability Income Plan, (the "Disability Plan"), which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the plan if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The Disability Plan provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of this plan are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans.

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 138,899 shares of Southside Bancshares, Inc. stock purchased at fair market value at December 31, 2000 and 1999. The number of shares have been adjusted as a result of stock splits and stock dividends.

                                              December 31,  December 31,
   Change in Projected Benefit Obligation         2000          1999
                                              ------------  ------------
                                                    (in thousands)

Benefit obligation at end of prior year .....   $ 13,548      $ 13,926
Service cost ................................        679           714
Interest cost ...............................      1,030           957
Actuarial loss (gain) .......................        488        (1,371)
Benefits paid ...............................       (634)         (604)
Expenses paid ...............................         --           (74)
                                                --------      --------
   Benefit obligation at end of year ........   $ 15,111      $ 13,548
                                                ========      ========


                                                     December 31,  December 31,
               Change in Plan Assets                     2000          1999
                                                     ------------  ------------
                                                           (in thousands)

Fair value of plan assets at end of prior year .....   $ 14,117      $ 12,113
Actual return ......................................       (123)        1,891
Employer contribution ..............................        485           791
Benefits paid ......................................       (634)         (604)
Expenses paid ......................................         --           (74)
                                                       --------      --------
   Fair value of plan assets at end of year ........   $ 13,845      $ 14,117
                                                       ========      ========


                                                       December 31,  December 31,
             Reconciliation of Funded Status              2000           1999
                                                       ------------  ------------
                                                             (in thousands)

Funded status .......................................   $(1,266)       $   569
Unrecognized net loss (gain) ........................       729         (1,127)
Unrecognized net transition asset ...................      (139)          (185)
                                                        -------        -------
   Accrued benefit cost .............................   $  (676)       $  (743)
                                                        =======        =======

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.50% and 4.50% and 7.75% and 4.50% at December 31, 2000 and 1999, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2000 and 1999.

Net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 included the following components:

                                         Years Ended December 31,
                                      ------------------------------
                                        2000       1999       1998
                                      --------   --------   --------
                                              (in thousands)

Service cost ......................   $   679    $   714    $   578
Interest cost .....................     1,030        957        856
Expected return on assets .........    (1,245)    (1,068)      (900)
Transition asset recognition ......       (46)       (46)       (46)
Net loss recognition ..............        --          9          9
                                      -------    -------    -------
Net periodic benefit cost .........   $   418    $   566    $   497
                                      =======    =======    =======

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

                                                     December 31,  December 31,
      Change in Projected Benefit Obligation            2000           1999
                                                     ------------  ------------
                                                           (in thousands)

Benefit obligation at end of prior year ...........    $ 635          $ 405
Service cost ......................................        3             13
Interest cost .....................................       35             46
Actuarial (gain) loss .............................     (149)           227
Benefits paid .....................................      (56)           (56)
                                                       -----          -----
   Benefit obligation at end of year ..............    $ 468          $ 635
                                                       =====          =====


                                                     December 31,  December 31,
                Change in Plan Assets                    2000          1999
                                                     ------------  ------------
                                                           (in thousands)

Fair value of plan assets at end of prior year .....     $             $
Employer contribution ..............................       56            56
Benefits paid ......................................      (56)          (56)
                                                         ----          ----
   Fair value of plan assets at end of year ........     $ --          $ --
                                                         ====          ====


                                                     December 31,  December 31,
          Reconciliation of Funded Status                2000          1999
                                                     ------------  ------------
                                                           (in thousands)

Funded status ....................................      $(468)        $(635)
Unrecognized net loss ............................        106           260
Unrecognized net transition obligation ...........         19            21
                                                        -----         -----
Accrued benefit cost .............................       (343)         (354)
Additional minimum liability .....................       (112)          (79)
                                                        -----         -----
Accrued benefit liability ........................       (455)         (433)
Intangible asset .................................         19            21
Accumulated other comprehensive income ...........         93            58
                                                        -----         -----
Net amount recognized ............................      $(343)        $(354)
                                                        =====         =====

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.50% and 4.50% and 7.75% and 4.50% at December 31, 2000 and 1999, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2000 and 1999.

Net periodic postretirement benefit cost for the years ended December 31, 2000, 1999 and 1998 includes the following components:

                                    Years Ended December 31,
                                    ------------------------
                                    2000      1999      1998
                                    ----      ----      ----
                                         (in thousands)

Service cost ....................   $  3      $ 13      $ --
Interest cost ...................     35        46        28
Transition obligation recognition      3         3         3
Net loss recognition ............      4        21        --
                                    ----      ----      ----
Net periodic benefit cost .......   $ 45      $ 83      $ 31
                                    ====      ====      ====

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS123.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At December 31, 2000 and 1999, there were 17,688 and 294,435 options available for grant, respectively.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. The Company granted incentive stock options in 1998, 1999 and 2000. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:

                                               2000                           1999                        1998
                                    -------------------------    ------------------------    ------------------------
                                    # SHARES OF     WEIGHTED     # SHARES OF     WEIGHTED    # SHARES OF     WEIGHTED
                                    UNDERLYING      AVERAGE      UNDERLYING      AVERAGE      UNDERLYING     AVERAGE
                                      OPTIONS       EXERCISE       OPTIONS       EXERCISE      OPTIONS       EXERCISE
                                      PRICES                       PRICES                      PRICES
                                    -----------     --------     -----------     --------    -----------     --------
Outstanding at beginning
of the year ....................       890,012       $ 6.41         788,975       $ 5.90        655,075       $ 5.19
                                     ---------       ------       ---------       ------      ---------       ------
Granted ........................       279,971       $ 7.39         157,665       $ 8.00        334,983       $ 9.87
                                     ---------       ------       ---------       ------      ---------       ------
Exercised ......................         9,503       $ 4.42          47,094       $ 2.95         27,059       $ 2.98
                                     ---------       ------       ---------       ------      ---------       ------
Forfeited ......................         3,224       $ 7.84           9,534       $ 7.98        174,024       $11.33
                                     ---------       ------       ---------       ------      ---------       ------
Expired ........................            --          N/A              --          N/A             --          N/A
                                     ---------       ------       ---------       ------      ---------       ------
Outstanding at end of year .....     1,157,256       $ 6.65         890,012       $ 6.41        788,975       $ 5.90
                                     ---------       ------       ---------       ------      ---------       ------
Exercisable at end of year .....       557,034       $ 5.69         405,498       $ 5.22        322,138       $ 4.37
                                     ---------       ------       ---------       ------      ---------       ------
Weighted-average FV of
options granted during the
year ...........................     $    1.83                    $    2.13                   $    3.18
                                     ---------                    ---------                   ---------

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.95%, 2.30%, and 1.37%; risk-free interest rates of 5.95%, 6.05%, and 5.18%; the expected lives of 6 years; the expected volatility is 23.21%.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                Options Outstanding                    Options Exercisable
                    -------------------------------------------   ----------------------------
                       NUMBER     WEIGHTED AVG.                     NUMBER
     RANGE OF       OUTSTANDING     REMAINING     WEIGHTED AVG    EXERCISABLE    WEIGHTED AVG.
 EXERCISE PRICES    AT 12/31/00    CONTR. LIFE   EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE

$ 2.71 to $ 5.88       402,465         4.3           $4.74           366,730        $4.62
$ 7.30 to $ 8.00       754,791         8.3           $7.68           190,304        $7.73
----------------     ---------       -----           -----         ---------        -----
$ 2.71 to $ 8.00     1,157,256         6.9           $6.65           557,034        $5.69
                     =========                                     =========


Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS123, the Company's net income and net income per common share for 2000, 1999, and 1998 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                   As          Pro           As          Pro           As          Pro
                                Reported      Forma       Reported      Forma       Reported      Forma
                                12/31/00     12/31/00     12/31/99     12/31/99     12/31/98     12/31/98
                                --------     --------     --------     --------     --------     --------

FAS123 Charge .............     $     --     $    330     $     --     $    316     $     --     $    184

Net Income ................     $  9,825     $  9,495     $  7,924     $  7,608     $  5,351     $  5,167

Net Income per Common
   Share-Basic ............     $   1.29     $   1.25     $   1.03     $    .99     $    .69     $    .66

Net Income per Common
   Share-Diluted ..........     $   1.24     $   1.20     $   1.00     $    .96     $    .66     $    .64

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

13. SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.225 per share for the year ended December 31, 2000. Cash dividends declared and paid were $0.20 per share for the years ended December 31, 1999 and 1998. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                   Actual             Adequacy Purposes       Action Provisions
                                            ---------------------    --------------------    --------------------
                                              Amount       Ratio       Amount      Ratio       Amount      Ratio
                                            ----------    -------    ----------   -------    ----------   -------
As of December 31, 2000:                                                (in thousands)

Total Capital (to Risk Weighted Assets)
   Consolidated............................ $   94,817     16.63%    $   45,605     8.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   87,495     15.30%    $   45,741     8.00%    $   57,176     10.00%
                                            ==========    ======     ==========   ======     ==========   =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated............................ $   71,169     12.48%    $   22,802     4.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   82,758     14.47%    $   22,870     4.00%    $   34,306      6.00%
                                            ==========    ======     ==========   ======     ==========   =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated............................ $   71,169      6.31%    $   45,148     4.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   82,758      7.33%    $   45,176     4.00%    $   56,470      5.00%
                                            ==========    ======     ==========   ======     ==========   =======

As of December 31, 1999:

Total Capital (to Risk Weighted Assets)
   Consolidated............................ $   70,611     13.96%    $   40,473     8.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   67,687     13.25%    $   40,864     8.00%    $   51,080     10.00%
                                            ==========    ======     ==========   ======     ==========   =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated............................ $   61,782     12.21%    $   20,237     4.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   63,343     12.40%    $   20,432     4.00%    $   30,648      6.00%
                                            ==========    ======     ==========   ======     ==========   =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated............................ $   61,782      6.20%    $   39,876     4.00%           N/A       N/A
                                            ==========    ======     ==========   ======     ==========   =======
   Bank Only............................... $   63,343      6.35%    $   39,875     4.00%    $   49,844      5.00%
                                            ==========    ======     ==========   ======     ==========   =======


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

The table below summarizes key equity ratios for the Company for the years ended December 31, 2000, 1999 and 1998.


                                                               Years Ended December 31,
                                                          ----------------------------------
                                                            2000         1999         1998
                                                          --------     --------     --------
Percentage of Net Income to:
   Average Total Assets .............................         .92%         .84%         .78%
   Average Shareholders' Equity .....................       23.13%       18.99%       12.42%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic .......       17.44%       19.42%       28.99%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted .....       18.15%       20.00%       30.30%
Percentage of Average Shareholders'
   Equity to Average Total Assets ...................        3.99%        4.41%        6.28%

14.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 2000, 44,732 shares were sold under this plan at an average price of $8.24 per share, reflective of other trades at the time of each sale. For the year ended December 31, 1999, 34,296 shares were sold under this plan at an average price of $9.25 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 2000, 94,050 shares of treasury stock were purchased under this plan at a cost of $813,000. During 1999, 148,150 shares of treasury stock were purchased under this plan at a cost of $1,386,000.

15.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

                                                               Years Ended December 31,
                                                          ---------------------------------
                                                            2000        1999         1998
                                                          -------     --------     --------

Current tax provision ...............................     $ 2,572     $ 2,033      $ 1,496
Deferred tax expense (benefit) ......................          88         (33)        (272)
                                                          -------     -------      -------
Provision for tax expense charged to operations .....     $ 2,660     $ 2,000      $ 1,224
                                                          =======     =======      =======

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and book purposes. These differences and the tax effect of each of the major categories are as follows (in thousands):

                                                               Years Ended December 31,
                                                          ---------------------------------
                                                            2000        1999         1998
                                                          -------     --------     --------

Provision for loan losses............................     $  (431)    $  (551)     $  (204)
Provision for OREO losses............................          --         202           --
Depreciation.........................................          42          45           (6)
Retirement and other benefit plans...................          44          (4)        (211)
FHLB Dallas Stock dividends..........................         526         308          149
Other................................................         (93)        (33)          --
                                                          -------     -------      -------

Deferred tax expense (benefit).......................     $    88     $   (33)     $  (272)
                                                          =======     =======      =======

The components of the net deferred tax asset (liability) as of December 31, 2000 and 1999 are summarized below (in thousands):

                                                             Assets     Liabilities
                                                             -------    -----------
Allowance for Losses on OREO ...........................     $   101      $
Reserve for Loan Losses ................................       1,711
Retirement and Other Benefit Plans .....................         831
Unrealized losses on securities available for sale .....       1,685
Loan Origination Costs .................................                      (88)
Premises and Equipment .................................                     (292)
FHLB Dallas Stock Dividends ............................                   (1,128)
Other ..................................................         102
                                                             -------      -------
   Gross deferred tax assets (liabilities) .............       4,430       (1,508)
                                                             -------      -------

      Net deferred tax asset at December 31, 2000 ......     $ 2,922
                                                             =======

                                                             Assets     Liabilities
                                                             -------    -----------
Allowance for Losses on OREO ...........................     $   101    $
Reserve for Loan Losses ................................       1,280
Retirement and Other Benefit Plans .....................         875
Unrealized losses on securities available for sale .....       4,919
Loan Origination Costs .................................                     (148)
Premises and Equipment .................................                     (250)
FHLB Dallas Stock Dividends ............................                     (602)
Other ..................................................          69
                                                             -------      -------
   Gross deferred tax assets (liabilities) .............       7,244       (1,000)
                                                             -------      -------

      Net deferred tax asset at December 31, 1999 ......     $ 6,244
                                                             =======

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                     Years Ended December 31,
                                               -------------------------------------------------------------------
                                                       2000                    1999                    1998
                                               -------------------     -------------------     -------------------
                                                           Percent                 Percent                 Percent
                                                             of                      of                      of
                                                           Pre-Tax                 Pre-Tax                 Pre-Tax
                                               Amount      Income      Amount      Income      Amount      Income
                                               -------     -------     -------     -------     -------     -------

Calculated Tax Expense ...................     $ 4,245      34.0%      $ 3,374      34.0%      $ 2,236      34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest ......................      (2,001)     (16.0%)     (1,661)     (16.7%)     (1,210)     (18.4%)

Other Net ................................         416       3.3%          287       2.9%          198       3.0%
                                               -------      ----       -------      ----       -------      ----

Provision for Tax Expense Charged to
   Operations ............................     $ 2,660      21.3%      $ 2,000      20.2%      $ 1,224      18.6%
                                               =======      ====       =======      ====       =======      ====

16. COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. There were no commitments to purchase securities at December 31, 2000 and 1999. At December 31, 1998, the Company had commitments to purchase $8.3 million in securities.

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

The Company had outstanding unused commitments to extend credit of $54.2 million and $52.2 million at December 31, 2000 and 1999, respectively. The Company had outstanding standby letters of credit of $406,000 and $259,000 at December 31, 2000 and 1999, respectively.

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

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 47.7% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The Mortgage-backed Securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

19. RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 2000 and 1999 were (in thousands):

                                 2000         1999
                               --------     --------

Beginning Balance of Loans     $ 5,765      $ 6,428
  Additional Loans ..........    2,114        2,936
  Payments ..................   (2,639)      (3,599)
                               -------      -------

Ending Balance of Loans .....  $ 5,240      $ 5,765
                               =======      =======

Other indebtedness of officers and employees as of December 31, 2000 and 1999 was $3,673,000 and $3,031,000, respectively.

The Company incurred legal costs of $134,000, $150,000 and $176,000 during the years ended December 31, 2000, 1999 and 1998, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $69,000, $54,000 and $49,000 in insurance premiums during the years ended December 31, 2000, 1999 and 1998, respectively, to companies of which two outside directors are officers.

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

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

                                                    At December 31, 2000          At December 31, 1999
                                                ---------------------------   ---------------------------
                                                  Carrying                      Carrying
                                                   Amount       Fair Value       Amount       Fair Value
                                                ------------   ------------   ------------   ------------
                                                                      (in thousands)
Financial assets:
     Cash and due from banks ................   $     38,800   $     38,800   $     41,131   $     41,131
Investment securities:
     Available for sale .....................         56,777         56,777         96,244         96,244
     Held to maturity .......................        104,508        107,650         86,208         84,389
Mortgage-backed and related securities:
     Available for sale .....................        269,286        269,286        273,676        273,676
     Held to maturity .......................        142,961        145,826         73,898         71,876
Marketable equity securities:
     Available for sale .....................         20,226         20,226         18,543         18,543
Loans, net ..................................        476,402        479,783        382,871        375,411


Financial liabilities:
   Retail deposits ..........................   $    720,605   $    693,873   $    587,544   $    542,250
   Federal funds purchased ..................          5,025          5,025             75             75
   FHLB Dallas advances .....................        328,585        328,063        355,926        348,392
   Junior subordinated debentures ...........         20,000         20,000         20,000         20,000
   Junior subordinated convertible
       debentures ...........................         16,950         16,950             --             --

Off-balance sheet liabilities:
   Commitments to extend credit .............         47,393         47,393         46,007         46,007
   Standby letters of credit ................            406            406            259            259
   Credit card arrangements .................          6,801          6,801          6,171          6,171

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

21.   QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share data)



                                                                                    2000
                                                       ---------------------------------------------------------------
                                                          Fourth           Third           Second           First
                                                         Quarter          Quarter          Quarter          Quarter
                                                       ------------     ------------     ------------     ------------

Interest income ..................................     $     20,190     $     19,182     $     18,513     $     17,533
Net interest income ..............................            7,232            7,095            7,551            7,403
Income before provision for income taxes .........            3,180            2,954            3,183            3,168
Provision for income taxes .......................              628              592              714              726
Net income .......................................            2,552            2,362            2,469            2,442

Net income per share
    Basic ........................................              .34              .31              .32              .32
    Diluted ......................................              .32              .30              .31              .31



                                                                                  1999
                                                       ---------------------------------------------------------------
                                                          Fourth           Third           Second           First
                                                         Quarter          Quarter          Quarter          Quarter
                                                       ------------     ------------     ------------     ------------

Interest income ..................................     $     16,706     $     15,736     $     14,642     $     13,604
Net interest income ..............................            7,034            6,418            5,871            5,349
Income before provision for income taxes .........            3,280            2,511            2,205            1,928
Provision for income taxes .......................              699              537              441              323
Net income .......................................            2,581            1,974            1,764            1,605

Net income per share
    Basic ........................................              .33              .26              .23              .21
    Diluted ......................................              .32              .25              .23              .20

22.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows:

CONDENSED BALANCE SHEETS

                                                                                December 31,      December 31,
                                                                                   2000               1999
                                                                                ------------      ------------
                                                                                        (in thousands)
ASSETS

Cash and due from banks ...................................................     $      7,031      $      2,648
Investment in bank subsidiary at equity in
   underlying net assets ..................................................           79,476            53,810
Investment in nonbank subsidiary at equity in
   underlying net assets ..................................................               15                15
Other assets ..............................................................            2,270             1,240
                                                                                ------------      ------------

        TOTAL ASSETS ......................................................     $     88,792      $     57,713
                                                                                ============      ============

LIABILITIES

Junior subordinated debentures ............................................     $     20,000      $     20,000
Junior subordinated convertible debentures ................................           16,950                --
Other liabilities .........................................................              147                41
                                                                                ------------      ------------

        TOTAL LIABILITIES .................................................           37,097            20,041
                                                                                ------------      ------------

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:
   8,215,135 and 7,798,332 and  shares issued) ............................           10,269             9,748
Paid-in capital ...........................................................           30,226            27,472
Retained earnings .........................................................           19,891            14,583
Treasury stock (606,552 and 512,502 shares) ...............................           (5,357)           (4,544)
Accumulated other comprehensive loss ......................................           (3,334)           (9,587)
                                                                                ------------      ------------

        TOTAL SHAREHOLDERS' EQUITY ........................................           51,695            37,672
                                                                                ------------      ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................     $     88,792      $     57,713
                                                                                ============      ============

CONDENSED STATEMENTS OF INCOME

                                                                    Years Ended December 31,
                                                            ----------------------------------------
                                                                2000          1999          1998
                                                            ------------  ------------  ------------
INCOME                                                                   (in thousands)

Dividends from subsidiary .............................     $         --  $         --  $        586
                                                            ------------  ------------  ------------
     TOTAL INCOME .....................................               --            --           586
                                                            ------------  ------------  ------------

EXPENSE

Interest expense ......................................            1,914         1,700         1,048
Salaries and employee benefits ........................              100           100            --
Taxes other than income ...............................               --            --            27
Other .................................................              382           348           171
                                                            ------------  ------------  ------------
     TOTAL EXPENSE ....................................            2,396         2,148         1,246
                                                            ------------  ------------  ------------

Loss before federal income tax expense ................           (2,396)       (2,148)         (660)
Benefit for federal income tax expense ................              815           730           424
                                                            ------------  ------------  ------------
Loss before equity in undistributed
   earnings of subsidiaries ...........................           (1,581)       (1,418)         (236)
Equity in undistributed earnings of subsidiaries ......           11,406         9,342         5,587
                                                            ------------  ------------  ------------
     NET INCOME .......................................     $      9,825  $      7,924  $      5,351
                                                            ============  ============  ============


CONDENSED STATEMENTS OF CASH FLOW


                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     2000             1999               1998
                                                                 ------------      ------------      ------------
                                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income ...............................................     $      9,825      $      7,924      $      5,351
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries .......          (11,406)           (9,342)           (5,587)
    (Increase) decrease in other assets ....................           (1,030)               45            (1,283)
    Decrease (increase) in other liabilities ...............              105                31                (2)
                                                                 ------------      ------------      ------------
         Net cash used in operating activities .............           (2,506)           (1,342)           (1,521)

INVESTING ACTIVITIES:
  Investments in subsidiaries ..............................           (8,000)               --           (10,000)
                                                                 ------------      ------------      ------------
         Net cash used in investing activities .............           (8,000)               --           (10,000)

FINANCING ACTIVITIES:
  Purchase of treasury stock ...............................             (813)           (1,386)           (1,398)
  Proceeds from sale of treasury stock .....................                                                   38
  Proceeds from issuance of common stock ...................              410               456               347
  Dividends paid ...........................................           (1,658)           (1,409)           (1,359)
  Proceeds from the issuance of junior
      subordinated debentures ..............................               --                --            20,000
  Proceeds from the issuance of junior subordinated
      convertible debentures ...............................           16,950                --                --
                                                                 ------------      ------------      ------------
         Net cash provided by (used in) financing
           activities.......................................           14,889            (2,339)           17,628

  Net increase (decrease) in cash and cash equivalents .....            4,383            (3,681)            6,107
  Cash and cash equivalents at beginning of year ...........            2,648             6,329               222
                                                                 ------------      ------------      ------------

  Cash and cash equivalents at end of year .................     $      7,031      $      2,648      $      6,329
                                                                 ============      ============      ============

                               INDEX TO EXHIBITS

                   EXHIBIT
                   NUMBER          DESCRIPTION
                   -------         -----------
                     3(a)(i)  -    Articles of Incorporation as amended and in
                                   effect on December 31, 1992, of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.)(filed
                                   as Exhibit 3 to the Registrant's Form 10-K
                                   for the year ended December 31, 1992, and
                                   incorporated herein by reference).

                     3(a)(ii) -    Articles of Amendment effective May 9, 1994
                                   to Articles of Incorporation of SoBank, Inc.
                                   (now named Southside Bancshares, Inc.) (filed
                                   as Exhibit 3(a)(ii) to the Registrant's Form
                                   10-K for the year ended December 31, 1994,
                                   and incorporated herein by reference).

                     3(b)     -    Bylaws as amended and in effect on March 23,
                                   1995 of Southside Bancshares, Inc. (filed as
                                   Exhibit 3(b) to the Registrant's Form 10-K
                                   for the year ended December 31, 1994, and
                                   incorporated herein by reference).

                  **10(a)(i)  -    Deferred Compensation Plan for B. G. Hartley
                                   effective February 13, 1984, as amended June
                                   28, 1990, December 15, 1994, November 20,
                                   1995 and December 21, 1999 (filed as Exhibit
                                   10(a)(i) to the Registrant's Form 10-K for
                                   the year ended December 31, 1999, and
                                   incorporated herein by reference).

                  **10(a)(ii) -    Deferred Compensation Plan for Robbie N.
                                   Edmonson effective February 13, 1984, as
                                   amended June 28, 1990 and March 16, 1995
                                   (filed as Exhibit 10(a)(ii) to the
                                   Registrant's Form 10-K for the year ended
                                   December 31, 1995, and incorporated herein by
                                   reference).

                  **10(b)     -    Officers Long-term Disability Income Plan
                                   effective June 25, 1990 (filed as Exhibit
                                   10(b) to the Registrant's Form 10-K for the
                                   year ended June 30, 1990, and incorporated
                                   herein by reference).

                  **10(c)     -    Retirement Plan Restoration Plan for the
                                   subsidiaries of SoBank, Inc. (now named
                                   Southside Bancshares, Inc.)(filed as Exhibit
                                   10(c) to the Registrant's Form 10-K for the
                                   year ended December 31, 1992, and
                                   incorporated herein by reference).

                  **10(d)     -    Incentive Stock Option Plan effective April
                                   1, 1993 of SoBank, Inc. (now named Southside
                                   Bancshares, Inc.) (filed as Exhibit 10(d) to
                                   the Registrant's Form 10-K for the year ended
                                   December 31, 1994, and incorporated herein by
                                   reference).

                  **10(e)     -    Form of Deferred Compensation Agreements
                                   dated June 30, 1994 with each of Titus Jones
                                   and Andy Wall as amended November 13, 1995.
                                   (filed as Exhibit 10(e) to the Registrant's
                                   Form 10-K for the year ended December 31,
                                   1995, and incorporated herein by reference).

                  **10(f)     -    Form of Deferred Compensation Agreements
                                   dated June 30, 1994 with each of Sam Dawson,
                                   Lee Gibson and Jeryl Story as amended October
                                   15, 1997 and Form of Deferred Compensation
                                   Agreement dated October 15, 1997 with Lonny
                                   Uzzell (filed as Exhibit 10(f) to the
                                   Registrant's Form 10-K for the year ended
                                   December 31, 1997, and incorporated herein by
                                   reference).

                   *21        -    Subsidiaries of the Registrant.

                   *23        -    Consent of Independent Accountants.

----------

*   Filed herewith.
**  Compensation plan, benefit plan or employment contract or arrangement.