Form 10-Q
period 2001-03-31
SOUTHSIDE BANCSHARES INC
filed 2001-05-11
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                               ---------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           to
                                                         ----------   ---------


               Commission file number       0-12247
                                      ---------------------


                           SOUTHSIDE BANCSHARES, INC.
       ------------------------------------------------------------------
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
                                                             ---------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

         The number of shares outstanding of each of the issuer's classes of capital stock as of April 30, 2001 was 7,435,507 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share
amounts)


                                                                                       March 31,      December 31,
ASSETS                                                                                    2001            2000
                                                                                       -----------    -----------
Cash and due from banks ............................................................   $    35,576    $    38,800
Federal funds sold .................................................................           450           --
                                                                                       -----------    -----------
   Cash and cash equivalents .......................................................        36,026         38,800
Investment securities:
   Available for sale ..............................................................       125,134         56,777
   Held to maturity ................................................................          --          104,508
                                                                                       -----------    -----------
     Total Investment securities ...................................................       125,134        161,285
Mortgage-backed and related securities:
   Available for sale ..............................................................       477,934        269,286
   Held to maturity ................................................................          --          142,961
                                                                                       -----------    -----------
     Total Mortgage-backed securities ..............................................       477,934        412,247
Marketable equity securities:
   Available for sale ..............................................................        20,226         20,226
Loans:
   Loans, net of unearned discount .................................................       493,543        481,435
   Less:  Reserve for loan losses ..................................................        (5,435)        (5,033)
                                                                                       -----------    -----------
     Net Loans .....................................................................       488,108        476,402
Premises and equipment, net ........................................................        25,674         25,475
Interest receivable ................................................................         7,973          9,117
Deferred tax asset .................................................................          --            2,922
Other assets .......................................................................         5,682          5,407
                                                                                       -----------    -----------

     TOTAL ASSETS ..................................................................   $ 1,186,757    $ 1,151,881
                                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .............................................................   $   159,356    $   166,899
   Interest bearing ................................................................       564,258        553,706
                                                                                       -----------    -----------
     Total Deposits ................................................................       723,614        720,605
Short-term obligations:
   Federal funds purchased .........................................................         1,925          5,025
   FHLB Dallas advances ............................................................       148,265        148,940
   Other obligations ...............................................................           996          2,278
                                                                                       -----------    -----------
      Total Short-term obligations .................................................       151,186        156,243
Long-term obligations:
   FHLB Dallas advances ............................................................       205,852        179,645
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Debentures .............................................        20,000         20,000
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Convertible Debentures .................................        16,950         16,950
                                                                                       -----------    -----------
      Total Long-term obligations ..................................................       242,802        216,595
Deferred tax liability .............................................................           518           --
Other liabilities ..................................................................         9,763          6,743
                                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................................     1,127,883      1,100,186
                                                                                       -----------    -----------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
       8,236,468 and 8,215,135 shares issued and outstanding) ......................        10,296         10,269
   Paid-in capital .................................................................        30,284         30,226
   Retained earnings ...............................................................        21,931         19,891
   Treasury stock (786,552 and 606,552 shares at cost) .............................        (7,006)        (5,357)
   Accumulated other comprehensive gain (loss) .....................................         3,369         (3,334)
                                                                                       -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY ...................................................        58,874         51,695
                                                                                       -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 1,186,757    $ 1,151,881
                                                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                              2001           2000
                                                                           -----------    -----------
Interest income
   Loans ...............................................................   $    10,120    $     8,147
   Investment securities ...............................................         1,992          2,723
   Mortgage-backed and related securities ..............................         7,937          6,276
   Other interest earning assets .......................................           361            387
                                                                           -----------    -----------
       Total interest income ...........................................        20,410         17,533
Interest expense
   Time and savings deposits ...........................................         7,265          4,811
   Short-term obligations ..............................................         2,123          2,543
   Long-term obligations ...............................................         3,706          2,776
                                                                           -----------    -----------
       Total interest expense ..........................................        13,094         10,130
                                                                           -----------    -----------
Net interest income ....................................................         7,316          7,403
Provision for loan losses ..............................................           460            405
                                                                           -----------    -----------
Net interest income after provision for loan losses ....................         6,856          6,998
                                                                           -----------    -----------
Noninterest income
   Deposit services ....................................................         2,227          1,963
   Gain (loss) on sales of securities available for sale ...............         1,808           (273)
   Other ...............................................................           631            502
                                                                           -----------    -----------
       Total noninterest income ........................................         4,666          2,192
                                                                           -----------    -----------
Noninterest expense
   Salaries and employee benefits ......................................         4,068          3,658
   Net occupancy expense ...............................................           844            773
   Equipment expense ...................................................           183            154
   Advertising, travel & entertainment .................................           433            340
   Supplies ............................................................           155            148
   Other ...............................................................         1,173            949
                                                                           -----------    -----------
       Total noninterest expense .......................................         6,856          6,022
                                                                           -----------    -----------

Income before federal tax expense ......................................         4,666          3,168
Provision for federal tax expense ......................................         1,182            726
                                                                           -----------    -----------

Income before cumulative effect of change in accounting principle ......         3,484          2,442
Cumulative effect of change in accounting principle, net of tax ........          (994)          --
                                                                           -----------    -----------

Net Income .............................................................   $     2,490    $     2,442
                                                                           ===========    ===========

Earnings Per Common Share:
Basic:
     Income before cumulative effect of change in accounting principle .   $      0.46    $      0.32
     Net income ........................................................   $      0.33    $      0.32

Diluted:
     Income before cumulative effect of change in accounting principle .   $      0.39    $      0.31
     Net income ........................................................   $      0.29    $      0.31



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)

                                                                                                          Accumulated
                                                                                                            Other
                                                                                                            Compre-      Total
                                               Compre-                                                      hensive     Share-
                                               hensive      Common      Paid in    Retained    Treasury     Income      holders'
                                               Income       Stock       Capital    Earnings     Stock       (Loss)      Equity
                                               --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 2000 ...............   $           $ 10,269    $ 30,226    $ 19,891    $ (5,357)   $ (3,334)   $ 51,695
Net Income .................................      2,490                               2,490                               2,490
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure) .............................      6,703                                                       6,703       6,703
                                               --------
Comprehensive income .......................   $  9,193
                                               ========
Common stock issued (21,333 shares) ........                     27          45                                              72
Dividends declared on common stock .........                                           (450)                               (450)
Purchase of 180,000 shares of
  Treasury stock ...........................                                                     (1,649)                 (1,649)
FAS 109 - Incentive Stock Options ..........                                 13                                              13
                                                           --------    --------    --------    --------    --------    --------

Balance at March 31, 2001 ..................               $ 10,296    $ 30,284    $ 21,931    $ (7,006)   $  3,369    $ 58,874
                                                           ========    ========    ========    ========    ========    ========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period ..................................   $  6,902
Less:  reclassification adjustment for
   gains included in net income ............      1,193
Less:  cumulative effect of change in
   accounting principle ....................       (994)
                                               --------
Net unrealized gains on securities .........   $  6,703
                                               ========

Balance at December 31, 1999 ...............   $           $  9,748    $ 27,472    $ 14,583    $ (4,544)   $ (9,587)   $ 37,672
Net Income .................................      2,442                               2,442                               2,442
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   disclosure) .............................       (314)                                                       (314)       (314)
                                               --------
Comprehensive income .......................   $  2,128
                                               ========

Common stock issued (9,260 shares) .........                     11          71                                              82
Dividends paid on common stock .............                                           (365)                               (365)
Purchase of 63,600 shares of
  Treasury stock ...........................                                                       (558)                   (558)
FAS 109 - Incentive Stock Options ..........                                 (1)                                             (1)
                                                           --------    --------    --------    --------    --------    --------

Balance at March 31, 2000 ..................               $  9,759    $ 27,542    $ 16,660    $ (5,102)   $ (9,901)   $ 38,958
                                                           ========    ========    ========    ========    ========    ========

Disclosure of reclassification amount:
Unrealized holding losses arising during
   period ..................................   $   (494)
Less:  reclassification adjustment for
   losses included in net income ...........       (180)
                                               --------
Net unrealized losses on securities ........   $   (314)
                                               ========




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  2001           2000
                                                                               -----------    -----------
OPERATING ACTIVITIES:
 Net income ................................................................   $     2,490    $     2,442
 Adjustments to reconcile net cash provided by operations:
  Depreciation .............................................................           461            434
  Amortization of premium ..................................................         1,089            382
  Accretion of discount and loan fee .......................................          (581)          (522)
  Provision for loan losses ................................................           460            405
  FAS 109 - incentive stock options ........................................            13             (1)
  Decrease in interest receivable ..........................................         1,144            847
  Increase in other receivables and prepaids ...............................          (359)          (629)
  Increase in deferred tax asset ...........................................           (13)          (105)
  Increase (decrease) in interest payable ..................................           493           (181)
  Increase in other payables ...............................................           795         12,413
  (Gain) loss on sales of securities .......................................        (1,808)           273
  Cumulative effect of change in accounting principle ......................           994           --
  Proceeds from sales of trading securities.................................        99,595           --
                                                                               -----------    -----------
    Net cash provided by operating activities ..............................       104,773         15,758

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...........        18,854         24,890
 Proceeds from sales of mortgage-backed securities available for sale ......        19,003         55,421
 Proceeds from maturities of investment securities available for sale ......        22,924            295
 Proceeds from maturities of mortgage-backed securities available for sale .        25,140         10,285
 Proceeds from maturities of investment securities held to maturity ........          --               95
 Proceeds from maturities of mortgage-backed securities held to maturity ...          --            1,234
 Purchases of investment securities available for sale .....................       (49,623)        (6,366)
 Purchases of mortgage-backed securities available for sale ................      (154,967)       (56,604)
 Purchases of investment securities held to maturity .......................          --           (3,829)
 Purchases of mortgage-backed securities held to maturity ..................          --           (3,110)
 Purchases of marketable equity securities available for sale ..............          --             (215)
 Net increase in loans .....................................................       (12,348)       (16,766)
 Purchases of premises and equipment .......................................          (660)          (205)
 Proceeds from sales of repossessed assets .................................           266            231
                                                                               -----------    -----------
    Net cash (used in) provided by investing activities ....................      (131,411)         5,356



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                                2001           2000
                                                                            -----------    -----------
FINANCING ACTIVITIES:

 Net (decrease) increase in demand and savings accounts .................   $   (20,024)   $     2,199
 Net increase in certificates of deposit ................................        23,033          5,415
 Net (decrease) increase in federal funds purchased .....................        (3,100)           175
 Net increase (decrease) in FHLB Dallas advances ........................        25,532        (21,383)
 Proceeds from the issuance of common stock .............................            72             82
 Purchase of treasury stock .............................................        (1,649)          (558)
 Dividends paid .........................................................          --             (365)
                                                                            -----------    -----------
      Net cash provided by (used in) financing activities ...............        23,864        (14,435)

Net (decrease) increase in cash and cash equivalents ....................        (2,774)         6,679
Cash and cash equivalents at beginning of period ........................        38,800         41,131
                                                                            -----------    -----------
Cash and cash equivalents at end of period ..............................   $    36,026    $    47,810
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ..........................................................   $    12,601    $    10,311
 Income taxes paid ......................................................   $       450    $       600

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of OREO and other repossessed assets through foreclosure ...   $       182    $       177
 Transfer of held to maturity securities to trading securities ..........   $    99,792    $      --




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flow for the three month period ended March 31, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2001           2000
                                                                 -----------    -----------
   Basic Earnings and Shares:
        Income before effect of accounting change ............   $     3,484    $     2,442
        Effect of change in accounting principle .............          (994)          --
                                                                 -----------    -----------
        Net income ...........................................   $     2,490    $     2,442
                                                                 ===========    ===========

        Weighted-average basic shares outstanding ............         7,559          7,644


   Basic Earnings Per Share:
        Income before effect of accounting change ............   $      0.46    $      0.32
        Effect of change in accounting principle .............         (0.13)          --
                                                                 -----------    -----------
        Net income ...........................................   $      0.33    $      0.32
                                                                 ===========    ===========


   Diluted Earnings and Shares:
        Income before effect of accounting change ............   $     3,484    $     2,442
        Add:  Applicable dividend on convertible debentures ..           245           --
                                                                 -----------    -----------
        Adjusted net income ..................................         3,729          2,442
        Effect of change in accounting principle .............          (994)          --
                                                                 -----------    -----------
        Net income ...........................................   $     2,735    $     2,442
                                                                 ===========    ===========


        Weighted-average basic shares outstanding ............         7,559          7,644

        Add:  Stock options ..................................           284            208
                  Convertible debentures .....................         1,695           --
                                                                 -----------    -----------

        Weighted-average diluted shares outstanding ..........         9,538          7,852
                                                                 ===========    ===========


   Diluted Earnings Per Share:
        Income before effect of accounting change ............   $      0.39    $      0.31
        Effect of change in accounting principle .............         (0.10)          --
                                                                 -----------    -----------
        Net income ...........................................   $      0.29    $      0.31
                                                                 ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

3. Comprehensive Income

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                             Three Months Ended March 31, 2001
                                                        -----------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount         Benefit        Amount
                                                        -----------    -----------    -----------
  Unrealized gains on securities:
     Unrealized holding gains arising during period .   $    10,458    $    (3,556)   $     6,902
      Less:  reclassification adjustment for gains
          included in net income ....................         1,808           (615)         1,193
                                                        -----------    -----------    -----------
      Net unrealized gains on securities ............         8,650         (2,941)         5,709
      Less:  cumulative effect of change in
          accounting principle ......................        (1,506)           512           (994)
                                                        -----------    -----------    -----------

  Other comprehensive income ........................   $    10,156    $    (3,453)   $     6,703
                                                        ===========    ===========    ===========

                                                            Three Months Ended March 31, 2000
                                                        -----------------------------------------
                                                         Before-Tax    Tax (Expense)   Net-of-Tax
                                                          Amount         Benefit        Amount
                                                         -----------    -----------   -----------
  Unrealized losses on securities:
     Unrealized holding losses arising during period .   $      (749)   $       255   $      (494)
      Less:  reclassification adjustment for losses
         included in net income ......................          (273)            93          (180)
                                                         -----------    -----------   -----------
      Net unrealized losses on securities ............          (476)           162          (314)
                                                         -----------    -----------   -----------

  Other comprehensive losses .........................   $      (476)   $       162   $      (314)
                                                         ===========    ===========   ===========

4. Recent Accounting Pronouncements

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $1.8 million or an after tax gain of $1.2 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $302,000 or $199,000 (net of taxes) on consolidated net income for the first quarter of 2001.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management anticipates the adoption of financial Accounting Standards No. 140 should not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2001 compared to March 31, 2000.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 2001 compared to the same period in 2000. Net income for the three months ended March 31, 2001 was $2.5 million compared to $2.4 million for the same period in 2000.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Net Interest Income

Net interest income for the three months ended March 31, 2001 was $7.3 million, a decrease of $87,000 or 1.2% for the quarter when compared to the same period in 2000. Average interest earning assets increased $159.9 million or 16.8%, while the net interest spread decreased from 2.73% at March 31, 2000 to 2.08% at March 31, 2001 and the net margin decreased from 3.40% at March 31, 2000 to 2.91% at March 31, 2001. The net interest spread and net margin reported in this Form 10-Q for the period ending March 31, 2001 reflects a decline from those reported in the Company's April 19, 2001 earnings release due to a calculation error. The decrease in net interest spread is primarily a result of higher interest expense associated with brokered CDs issued during the second quarter ended June 30, 2000 and $195,000 of additional interest expense associated with calling a portion of the brokered CDs during the first quarter ended March 31, 2001. In addition, interest expense associated with the trust preferred securities issued November 2, 2000 contributed to the decrease in net interest spread.

During the three months ended March 31, 2001, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $91.7 million or 23.1%, compared to the same period in 2000. The average yield on loans increased from 8.34% at March 31, 2000 to 8.56% at March 31, 2001.

Average Securities increased $67.9 million or 12.8% for the three months ended March 31, 2001 when compared to the same period in 2000. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 7.03% during the three months ended March 31, 2001 from 7.24% during the same period in 2000 is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration.

Interest income from federal funds and other interest earning assets decreased $26,000 or 6.7% for the three months ended March 31, 2001 when compared to 2000 as a result of the decrease in the average yield from 6.46% in 2000 to 6.00% at March 31, 2001 due to lower interest rates.

Total interest expense increased $3.0 million or 29.3% to $13.1 million during the three months ended March 31, 2001 as compared to $10.1 million during the same period in 2000. The increase was attributable to an increase in Average Interest Bearing Liabilities of $125.9 million or 15.3% and an increase in the average yield on interest bearing liabilities from 4.95% at March 31, 2000 to 5.60% at March 31, 2001. Average Interest Bearing Deposits increased $107.1 million or 24.0% while the average rate paid increased from 4.33% at March 31, 2000 to 5.31% at March 31, 2001, which is due in part to the higher cost of long-term brokered CDs and the Company's Platinum Money Market account, both introduced during the second quarter of 2000.

During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CD's with one-year continuous discrete call options. The average yield on these CD's was approximately 8.19% with an average life of approximately 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring additional interest rate risk. The higher cost associated with these callable CD's had a negative impact on the Company's net interest spread during the last several quarters and will continue to have a negative impact through the second quarter ending June 30, 2001.

During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs will be called May 24, 2001. An additional $357,000 of expense will be incurred during the second quarter ending June 30, 2001, associated with the call of these brokered CDs. The combined $54.6 million of long-term brokered CDs called had an average yield of approximately 8.19%. These CDs have been replaced with long-term advances from the FHLB at an average rate of approximately 5.40% and an average life of approximately 4.9 years. As a result, the Company's interest expense on this $54.6 million will decline after the CDs are called.

During the second quarter of 2000, the Bank introduced a new Platinum Money Market deposit account. This account pays a higher rate on larger deposit balances than the Bank's other money market account. As deposits shift to the new money market account, the higher interest cost associated with this change will have a negative impact on the Company's net interest margin. The Bank hopes to attract new deposits due to the competitive rate of this account.

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $21.9 million or 12.2% as compared to the same period in 2000. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $23.7 million or 13.6% compared to $174.5 million at March 31, 2000. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually reduce the percentage of short-term FHLB Dallas advances, as a percent of total funding, with deposit growth and long-term FHLB advances. Loan growth should gradually replace a portion of the securities portfolio.

Average Long-Term Junior Subordinated Convertible Debentures were $17.0 million for the three months ended March 31, 2001 compared to zero for the same period in 2000. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter. This increase in Average Long-term Junior Subordinated Convertible Debentures contributed to the higher average rate paid in 2001 when compared to 2000.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from March 31, 2000 to March 31, 2001.

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

                                    SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                               ----------------------------------------------------------------------------------

                                AVERAGE                    AVERAGE             AVERAGE                   AVERAGE
                                BALANCE       INTEREST      YIELD               BALANCE     INTEREST      YIELD
                               ----------------------------------------------------------------------------------
                                                             (dollars in thousands)

                                   Three Months Ended March 31, 2001           Three Months Ended March 31, 2000
                               -------------------------------------         ------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2)                  $  488,940   $  10,316         8.56%          $  397,288   $    8,237        8.34%
 Investment Securities (3)(4)     139,540       2,448         7.11%             176,045        3,285        7.51%
 Mortgage-backed Securities (4)   459,240       7,937         7.01%             354,823        6,276
7.11%
 Other Interest Earning
   Assets                          24,398         361         6.00%              24,108          387        6.46%
                               ----------   ---------                        ----------   ----------
TOTAL INTEREST EARNING
ASSETS                          1,112,118      21,062         7.68%             952,264       18,185        7.68%
                                            ---------                                     ----------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks            35,766                                        32,884
Bank Premises and Equipment        25,345                                        21,189
Other Assets                       16,792                                        14,109
  Less:  Reserve for Loan Loss     (5,210)                                       (4,679)
                               ----------                                    ----------
TOTAL ASSETS                   $1,184,811                                    $1,015,767
                               ==========                                    ==========


INTEREST BEARING LIABILITIES:
 Deposits                      $  554,504       7,265         5.31%          $  447,358        4,811        4.33%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                       5,358          73         5.53%               4,389           62        5.68%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas       153,072       2,050         5.43%             175,967        2,481        5.67%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas       198,257       2,910         5.95%             174,542        2,351        5.42%
 Long Term Junior Subordinated
  Convertible Debentures           16,950         371         8.75%                 --           --
 Long Term Junior
  Subordinated  Debentures         20,000         425         8.50%              20,000          425        8.50%
                               ----------   ---------                        ----------   ----------
TOTAL INTEREST BEARING
LIABILITIES                       948,141      13,094         5.60%             822,256       10,130        4.95%
                                            ---------                                     ----------

NONINTEREST BEARING
LIABILITIES
Demand Deposits                   162,980                                       146,418
Other Liabilities                  15,881                                         8,645
                               ----------                                    ----------
Total Liabilities               1,127,002                                       977,319

SHAREHOLDERS' EQUITY               57,809                                        38,448
                               ----------                                    ----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY           $1,184,811                                    $1,015,767
                               ==========                                    ==========

NET INTEREST INCOME                         $   7,968                                     $    8,055
                                            =========                                     ==========

NET MARGIN ON AVERAGE
EARNING ASSETS                                                2.91%                                         3.40%
                                                           =======                                       =======


NET INTEREST SPREAD                                           2.08%                                         2.73%
                                                           =======                                      ========

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $196 and $90 as of March 31, 2001 and 2000, respectively.

(3) Interest income includes taxable-equivalent adjustments of $456 and $562 as of March 31, 2001 and 2000, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $4.7 million for the three months ended March 31, 2001 compared to $2.2 million for the same period in 2000. Deposit services income increased $264,000 or 13.4% for the three months ended March 31, 2001. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from March 31, 2000 to March 31, 2001. Other noninterest income increased $129,000 or 25.7% for the three months ended March 31, 2001 primarily as a result of increases in trust income and mortgage servicing release fees income. During the three months ended March 31, 2001, the Company had gains on the sale of securities of $1.8 million compared to losses on the sales of securities of $273,000 for the same period in 2000.

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $1.8 million or an after tax gain of $1.2 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $302,000 or $199,000 (net of taxes) on consolidated net income for the first quarter of 2001.

The market value of the entire securities portfolio at March 31, 2001 was $603.1 million with a net unrealized gain on that date of $5.2 million. The net unrealized gain is comprised of $8.2 million in unrealized gains and $3.0 million in unrealized losses.

Noninterest Expense

Noninterest expense was $6.9 million for the three months ended March 31, 2001, compared to $6.0 million for the same period of 2000, representing an increase of $834,000 or 13.8%.

Salaries and employee benefits increased $410,000 or 11.2% during the three months ended March 31, 2001 when compared to the same period in 2000. Direct salary expense and payroll taxes increased $300,000 or 9.6% as a result of personnel additions for the three months ended March 31, 2001 when compared to the same period in 2000. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $76,000 or 44.4% for the three months ended March 31, 2001 when compared to the same period in 2000, primarily as a result of the level of performance of retirement plan assets and actuarial computations. Health insurance expense increased $34,000 or 9.9% for the three months ended March 31, 2001 when compared to the same period in 2000. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. During the three month period ended March 31, 2001, the Company experienced higher claims.

Net occupancy expense increased $71,000 or 9.2% for the three months ended March 31, 2001 compared to the same period in 2000, largely due to higher real estate taxes, depreciation expense and branch expansion.

Equipment expense increased $29,000 or 18.8% for the three months ended March 31, 2001 compared to the same period in 2000 due to additional locations.

Advertising, travel and entertainment expense increased $93,000 or 27.4% for the three months ended March 31, 2001 compared to the same period in 2000 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

Other expense increased $224,000 or 23.6% for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to increases in professional fees, dues to directors, bank analysis fees and ATM fees.

Provision for Income Taxes

The provision for the income tax expense for the three months ended March 31, 2001 was 25.3% compared to 22.9% for the three months ended March 31, 2000. The increase in the effective tax rate and income tax expense is due to the increase in securities gains for the quarter ended March 31, 2001.

Capital Resources

Total shareholders' equity for the Company at March 31, 2001, of $58.9 million was up $7.2 million from December 31, 2000, and represented 5.0% of total assets at March 31, 2001 compared to 4.5% of total assets at December 31, 2000. Increases to shareholders' equity during the three months ended March 31, 2001 were net income of $2.5 million and common stock (21,333 shares) issued through the Company's incentive stock option plan of $72,000 and an increase of $6.7 million in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $450,000 in dividends declared to shareholders and the purchase of 180,000 shares of the Company's stock for $1.6 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2001, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2001, these investments were 17.0% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

On November 8, 2000, the Company through Southside Capital Trust II sold 1,695,000 shares of Convertible Preferred Securities at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter and have a conversion feature to the Company's common stock at $10 per share.

The proceeds received by the Company from the Trust Issuer will be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the possible repurchase of shares of our common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $91.7 million or 23.1% from the three months ended March 31, 2000 to March 31, 2001. The majority of the increase is in Real Estate Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and a strong commitment in residential mortgage lending.

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

For the three months ended March 31, 2001, loan charge-offs were $198,000 and recoveries were $139,000, resulting in net charge-offs of $59,000. For the three months ended March 31, 2000, loan charge-offs were $221,000 and recoveries were $83,000, resulting in net charge-offs of $138,000.

Net charge-offs decreased for the three months ended March 31, 2001. As a result of this and other factors, the necessary provision expense was estimated at $460,000 for the three months ended March 31, 2001.

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

Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists primarily of three real estate properties. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at March 31, 2001 were $2,062,000, down $415,000 or 16.8% from $2,477,000 at December 31, 2000. Loans 90 days past due or more decreased $380,000 or 31.2% to $839,000. Of this total, 35% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been less than those on other properties. Ten percent are commercial real estate properties, 47% are commercial loans and 7% are loans to individuals. Restructured loans increased $2,000 or 0.5% to $391,000. From December 31, 2000 to March 31, 2001, nonaccrual loans increased $46,000 or 7.3% to $676,000. Repossessed assets decreased $91,000 or 46.4%. Other real estate increased $8,000 or 18.6% to $51,000.

Expansion

The Company purchased property in Lindale on Highway 69, north of Interstate 20 on which it plans to build a branch facility with motor bank facilities during 2001. During the second quarter of 2000, the Company received approval from the Federal Deposit Insurance Corporation to open a second full service branch in Lindale. The Company opened the Lindale branch in temporary facilities April 18, 2001.

The Company also acquired property in Whitehouse, Texas in southern Smith County on which it began construction of a full service branch during the second quarter of 2001.

The Company plans to open a full service branch in a grocery store in the Tyler area during the third quarter of 2001, pending regulatory approval.

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $1.8 million or an after tax gain of $1.2 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $302,000 or $199,000 (net of taxes) on consolidated net income for the first quarter of 2001.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management anticipates the adoption of financial Accounting Standards No. 140 should not have a significant effect on the Company's results of operations or its financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 2000. See Form 10-K, Item
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    An annual meeting of shareholders was held on April 19, 2001.

           (b) The election of three directors (term expiring at the 2004 Annual Meeting) were as follows:

                                                                FOR              WITHHELD
                                                              ---------          --------
                  Fred E. Bosworth                            5,034,934             3,791
                  B. G. Hartley                               5,014,608            24,117
                  Paul W. Powell                              5,017,187            21,538

                  Directors continuing until the 2002 Annual Meeting are as follows:

                  Rollins Caldwell
                  Sam Dawson
                  William Sheehy

                  Directors continuing until the 2003 Annual Meeting are as follows:

                  Herbert C. Buie
                  Robbie N. Edmonson
                  W. D. (Joe) Norton
                  Michael D. Gollob

           (c) The matters voted upon and the results of the voting were as follows:

                  The shareholders voted 4,941,652 shares in the affirmative, 9,064 shares in the negative, and 88,009 abstentions to transact other business that may properly come before the meeting or any adjournments. There was no new business presented at the meeting.

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - None

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

DATE:  May 10, 2001
     ------------------



                                            /s/ LEE R. GIBSON
                                            ------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:  May 10, 2001
     ------------------