Form 10-Q
period 2001-06-30
SOUTHSIDE BANCSHARES INC
filed 2001-08-13
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q






(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001
                               -------------------------------------------------

                                       OR

( ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD FROM           to
                                                        ----------    ----------


                    Commission file number          0-12247
                                          -------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   TEXAS                                   75-1848732
------------------------------------------       ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       1201 S. Beckham, Tyler, Texas                          75701
------------------------------------------       ------------------------------
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

         The number of shares outstanding of each of the issuer's classes of capital stock as of July 31, 2001 was 7,398,933 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                              June 30,      December 31,
                                                  ASSETS                                        2001            2000
                                                                                            ------------    -----------
Cash and due from banks .................................................................   $     34,625    $    38,800
Federal funds sold ......................................................................            500             --
                                                                                            ------------    -----------
   Cash and cash equivalents ............................................................         35,125         38,800
Investment securities:
   Available for sale ...................................................................        122,487         56,777
   Held to maturity .....................................................................             --        104,508
                                                                                            ------------    -----------
     Total Investment securities ........................................................        122,487        161,285
Mortgage-backed and related securities:
   Available for sale ...................................................................        490,382        269,286
   Held to maturity .....................................................................             --        142,961
                                                                                            ------------    -----------
     Total Mortgage-backed securities ...................................................        490,382        412,247
Marketable equity securities:
   Available for sale ...................................................................         20,773         20,226
Loans:
   Loans, net of unearned discount ......................................................        509,658        481,435
   Less:  Reserve for loan losses .......................................................         (5,622)        (5,033)
                                                                                            ------------    -----------
     Net Loans ..........................................................................        504,036        476,402
Premises and equipment, net .............................................................         25,607         25,475
Interest receivable .....................................................................          8,645          9,117
Deferred tax asset ......................................................................             --          2,922
Other assets ............................................................................          6,675          5,407
                                                                                            ------------    -----------
     TOTAL ASSETS .......................................................................   $  1,213,730    $ 1,151,881
                                                                                            ============    ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ..................................................................   $    178,029    $   166,899
   Interest bearing .....................................................................        528,628        553,706
                                                                                            ------------    -----------
     Total Deposits .....................................................................        706,657        720,605
Short-term obligations:
   Federal funds purchased ..............................................................            975          5,025
   FHLB Dallas advances .................................................................        173,088        148,940
   Other obligations ....................................................................          2,500          2,278
                                                                                            ------------    -----------
      Total Short-term obligations ......................................................        176,563        156,243
Long-term obligations:
   FHLB Dallas advances .................................................................        210,748        179,645
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Debentures ..................................................         20,000         20,000
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Convertible Debentures ......................................         16,950         16,950
                                                                                            ------------    -----------
      Total Long-term obligations .......................................................        247,698        216,595
Deferred tax liability ..................................................................            490             --
Other liabilities .......................................................................         21,041          6,743
                                                                                            ------------    -----------
     TOTAL LIABILITIES ..................................................................      1,152,449      1,100,186
                                                                                            ------------    -----------
Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
       8,278,321 and 8,215,135 shares issued and outstanding) ...........................         10,348         10,269
   Paid-in capital ......................................................................         30,559         30,226
   Retained earnings ....................................................................         24,064         19,891
   Treasury stock (830,052 and 606,552 shares at cost) ..................................         (7,416)        (5,357)
   Accumulated other comprehensive gain (loss) ..........................................          3,726         (3,334)
                                                                                            ------------    -----------
      TOTAL SHAREHOLDERS' EQUITY ........................................................         61,281         51,695
                                                                                            ------------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................   $  1,213,730    $ 1,151,881
                                                                                            ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)



                                                               Quarter Ended June 30,     Six Months Ended June 30,
                                                               -----------------------    ------------------------
                                                                  2001         2000          2001          2000
                                                               ----------   ----------    ----------    ----------
Interest income
   Loans ...................................................   $   10,526   $    8,655    $   20,646    $   16,802
   Investment securities ...................................        1,591        2,653         3,583         5,376
   Mortgage-backed and related securities ..................        7,709        6,542        15,646        12,818
   Other interest earning assets ...........................          250          663           611         1,050
                                                               ----------   ----------    ----------    ----------
       Total interest income ...............................       20,076       18,513        40,486        36,046
Interest expense
   Time and savings deposits ...............................        6,739        5,601        14,004        10,412
   Short-term obligations ..................................        1,878        2,444         4,001         4,987
   Long-term obligations ...................................        3,878        2,917         7,584         5,693
                                                               ----------   ----------    ----------    ----------
       Total interest expense ..............................       12,495       10,962        25,589        21,092
                                                               ----------   ----------    ----------    ----------
Net interest income ........................................        7,581        7,551        14,897        14,954
Provision for loan losses ..................................          300          378           760           783
                                                               ----------   ----------    ----------    ----------
Net interest income after provision for loan losses ........        7,281        7,173        14,137        14,171
                                                               ----------   ----------    ----------    ----------
Noninterest income
   Deposit services ........................................        2,323        2,043         4,550         4,006
   Gain (loss) on sales of securities available for sale ...          509         (186)        2,317          (459)
   Other ...................................................          779          661         1,410         1,163
                                                               ----------   ----------    ----------    ----------
       Total noninterest income ............................        3,611        2,518         8,277         4,710
                                                               ----------   ----------    ----------    ----------
Noninterest expense
   Salaries and employee benefits ..........................        4,569        3,965         8,637         7,623
   Net occupancy expense ...................................          872          784         1,716         1,557
   Equipment expense .......................................          186          157           369           311
   Advertising, travel & entertainment .....................          479          441           912           781
   Supplies ................................................          171          133           326           281
   Other ...................................................        1,358        1,028         2,531         1,977
                                                               ----------   ----------    ----------    ----------
       Total noninterest expense ...........................        7,635        6,508        14,491        12,530
                                                               ----------   ----------    ----------    ----------
Income before federal tax expense ..........................        3,257        3,183         7,923         6,351
Provision for federal tax expense ..........................          679          714         1,861         1,440
                                                               ----------   ----------    ----------    ----------
Income before cumulative effect of change in accounting
        principle ..........................................        2,578        2,469         6,062         4,911
Cumulative effect of change in accounting principle,
         net of tax ........................................           --           --          (994)           --
                                                               ----------   ----------    ----------    ----------
Net Income .................................................   $    2,578   $    2,469    $    5,068    $    4,911
                                                               ==========   ==========    ==========    ==========
Earnings Per Common Share:
Basic:
     Income before cumulative effect of change
             in accounting principle .......................   $     0.35   $     0.33    $     0.81    $     0.65
     Net income ............................................   $     0.35   $     0.33    $     0.68    $     0.65

Diluted:
     Income before cumulative effect of change
              in accounting principle ......................   $     0.30   $     0.32    $     0.69    $     0.63
     Net income ............................................   $     0.30   $     0.32    $     0.59    $     0.63



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)



                                                                                                    Accumulated
                                                                                                      Other
                                                                                                     Compre-       Total
                                              Compre-                                                hensive      Share-
                                              hensive    Common     Paid in   Retained   Treasury    Income      holders'
                                              Income      Stock     Capital   Earnings     Stock     (Loss)       Equity
                                             ---------  ---------  ---------  ---------  ---------  -----------  ---------
Balance at December 31, 2000................ $          $  10,269  $  30,226  $  19,891  $  (5,357) $    (3,334) $  51,695
Net Income..................................     5,068                            5,068                              5,068
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................     7,060                                                    7,060      7,060
                                             ---------
Comprehensive income........................ $  12,128
                                             =========
Common stock issued (63,186 shares).........                   79        283                                           362
Dividends paid on common stock..............                                       (895)                              (895)
Purchase of 223,500 shares of
  Treasury stock............................                                                (2,059)                 (2,059)
Tax benefit of incentive stock options......                              50                                            50
                                                        ---------  ---------  ---------  ---------  -----------  ---------

Balance at June 30, 2001....................            $  10,348  $  30,559  $  24,064  $  (7,416) $     3,726  $  61,281
                                                        =========  =========  ========== =========  ===========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $   7,595
Less:  reclassification adjustment for
   gains included in net income.............     1,529
Less:  cumulative effect of change in
   accounting principle.....................      (994)
                                             ---------
Net unrealized gains on securities.......... $   7,060
                                             =========


Balance at December 31, 1999................ $          $   9,748  $  27,472  $  14,583  $  (4,544) $    (9,587) $  37,672
Net Income..................................     4,911                            4,911                              4,911
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   disclosure)..............................     1,376                                                    1,376      1,376
                                             ---------
Comprehensive income........................ $   6,287
                                             =========
Common stock issued (25,702 shares).........                   32        164                                           196
Dividends paid on common stock..............                                       (727)                              (727)
Purchase of 71,050 shares of
  Treasury stock............................                                                  (626)                   (626)
Tax benefit of incentive stock options......                               4                                             4
                                                        ---------  ---------  ---------  ---------  -----------  ---------

Balance at June 30, 2000....................            $   9,780  $  27,640  $  18,767  $  (5,170) $    (8,211) $  42,806
                                                        =========  =========  ========== =========  ===========  =========

Disclosure of reclassification amount:
Unrealized holding gains arising during
   period................................... $   1,073
Less:  reclassification adjustment for
   losses included in net income............      (303)
                                             ---------
Net unrealized gains on securities.......... $   1,376
                                             =========




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ---------------------
                                                                                  2001        2000
                                                                                ---------   ---------
OPERATING ACTIVITIES:
 Net income ..................................................................  $   5,068   $   4,911
 Adjustments to reconcile net cash provided by operations:
  Depreciation ...............................................................        936         871
  Amortization of premium ....................................................      2,882         710
  Accretion of discount and loan fee .........................................       (945)     (1,027)
  Provision for loan losses ..................................................        760         783
  Tax benefit of incentive stock options .....................................         50           4
  Increase (decrease) in interest receivable .................................        472        (693)
  Increase in other receivables and prepaid expenses .........................     (1,310)     (1,864)
  Increase in deferred tax asset .............................................       (225)        (24)
  Increase in interest payable ...............................................        208         302
  Decrease (increase) in other payables ......................................     14,312        (441)
  Gain on sale of premises and equipment .....................................        (12)         --
  Gain on sale of other real estate owned ....................................         (4)         --
  (Gain) loss on sales of securities .........................................     (2,317)        459
  Cumulative effect of change in accounting principle ........................        994          --
  Proceeds from sales of trading securities ..................................     99,595          --
                                                                                ---------   ---------
    Net cash provided by operating activities ................................    120,464       3,991

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale .............     47,360      41,569
 Proceeds from sales of mortgage-backed securities available for sale ........     57,930     114,485
 Proceeds from maturities of investment securities available for sale ........     46,219       1,475
 Proceeds from maturities of mortgage-backed securities available for sale ...     69,516      18,483
 Proceeds from maturities of investment securities held to maturity ..........         --         190
 Proceeds from maturities of mortgage-backed securities held to maturity .....         --       2,762
 Purchases of investment securities available for sale .......................    (98,812)    (30,671)
 Purchases of mortgage-backed securities available for sale ..................   (251,062)   (152,660)
 Purchases of investment securities held to maturity .........................         --      (3,829)
 Purchases of mortgage-backed securities held to maturity ....................         --      (3,110)
 Purchases of marketable equity securities available for sale ................       (547)       (801)
 Net increase in loans .......................................................    (28,939)    (42,470)
 Purchases of premises and equipment .........................................     (1,082)     (1,260)
 Proceeds from sale of premises and equipment ................................         26          --
 Proceeds from sale of other real estate owned ...............................         12          --
 Proceeds from sales of repossessed assets ...................................        579         548
                                                                                ---------   ---------
    Net cash used in investing activities ....................................   (158,800)    (55,289)



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  -------------------
                                                                                    2001       2000
                                                                                  --------   --------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts ........................  $    617   $ (9,549)
 Net (decrease) increase in certificates of deposit ............................   (14,565)    64,245
 Net (decrease) increase in federal funds purchased ............................    (4,050)    10,200
 Net increase (decrease) in FHLB Dallas advances ...............................    55,251    (19,674)
 Proceeds from the issuance of common stock ....................................       362        196
 Purchase of treasury stock ....................................................    (2,059)      (626)
 Dividends paid ................................................................      (895)      (727)
                                                                                  --------   --------
      Net cash provided by financing activities ................................    34,661     44,065

Net decrease in cash and cash equivalents ......................................    (3,675)    (7,233)
Cash and cash equivalents at beginning of period ...............................    38,800     41,131
                                                                                  --------   --------
Cash and cash equivalents at end of period .....................................  $ 35,125   $ 33,898
                                                                                  ========   ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .................................................................  $ 25,381   $ 21,394
 Income taxes paid .............................................................  $  1,125   $  1,750

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure ...  $    545   $    433
 Transfer of held to maturity securities to trading securities .................  $ 99,792   $     --




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2001, and the related consolidated statements of income, shareholders' equity and cash flow for the six month period ended June 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):



                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 2001            2000
                                                              ---------       ---------
Basic Earnings and Shares:
     Income before effect of accounting change .............  $   6,062       $   4,911
     Effect of change in accounting principle ..............       (994)             --
                                                              ---------       ---------
     Net income ............................................  $   5,068       $   4,911
                                                              =========       =========
     Weighted-average basic shares outstanding .............      7,498           7,619

Basic Earnings Per Share:
     Income before effect of accounting change .............  $    0.81       $    0.65
     Effect of change in accounting principle ..............      (0.13)             --
                                                              ---------       ---------
     Net income ............................................  $    0.68       $    0.65
                                                              =========       =========

Diluted Earnings and Shares:
     Income before effect of accounting change .............  $   6,062       $   4,911
     Add:  Applicable dividend on convertible debentures ...        489              --
                                                              ---------       ---------
     Adjusted net income ...................................      6,551           4,911
     Effect of change in accounting principle ..............       (994)             --
                                                              ---------       ---------
     Net income ............................................  $   5,557       $   4,911
                                                              =========       =========

     Weighted-average basic shares outstanding .............      7,498           7,619

     Add:  Stock options ...................................        306             208
           Convertible Debentures ..........................      1,695              --
                                                              ---------       ---------

     Weighted-average diluted shares outstanding ...........      9,499           7,827
                                                              =========       =========

Diluted Earnings Per Share:
     Income before effect of accounting change .............  $    0.69       $    0.63
     Effect of change in accounting principle ..............      (0.10)             --
                                                              ---------       ---------
     Net income ............................................  $    0.59       $    0.63
                                                              =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

3. Comprehensive Income

The components of accumulated comprehensive income as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                                          Six Months Ended June 30, 2001
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)     Net-of-Tax
                                                                    Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $        11,508   $       (3,913)  $         7,595
      Less:  reclassification adjustment for gains
          included in net income..............................            2,317             (788)            1,529
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................            9,191           (3,125)            6,066
      Less:  cumulative effect of change in
          accounting principle................................           (1,506)             512              (994)
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $        10,697   $       (3,637)  $         7,060
                                                                ================  ==============   ===============


                                                                           Quarter Ended June 30, 2001
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)     Net-of-Tax
                                                                    Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $         1,050   $         (357)  $           693
      Less:  reclassification adjustment for gains
          included in net income..............................              509             (173)              336
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................              541             (184)              357
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $           541   $         (184)  $           357
                                                                ================  ==============   ===============



                                                                          Six Months Ended June 30, 2000
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)     Net-of-Tax
                                                                    Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $         1,626   $         (553)  $         1,073
      Less:  reclassification adjustment for losses
         included in net income...............................             (459)             156              (303)
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................            2,085             (709)            1,376
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $         2,085   $         (709)  $         1,376
                                                                ================  ==============   ===============



                                                                            Quarter Ended June 30, 2000
                                                                --------------------------------------------------
                                                                   Before-Tax      Tax (Expense)     Net-of-Tax
                                                                    Amount           Benefit           Amount
                                                                ---------------   --------------   ---------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period...........  $         2,375   $         (808)  $         1,567
      Less:  reclassification adjustment for losses
         included in net income...............................             (186)              63              (123)
                                                                ---------------   --------------   ---------------
      Net unrealized gains on securities......................            2,561             (871)            1,690
                                                                ---------------   --------------   ---------------

  Other comprehensive income..................................  $         2,561   $         (871)  $         1,690
                                                                ================  ==============   ===============

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $2.3 million or an after tax gain of $1.5 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $811,000 or $535,000 (net of taxes) on consolidated net income for the first six months of 2001.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of financial Accounting Standards No. 140 did not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 2001 compared to June 30, 2000.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 2001 compared to the same period in 2000. Net income for the quarter and six months ended June 30, 2001 was $2.6 million and $5.1 million compared to $2.5 million and $4.9 million for the same period in 2000.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Net Interest Income

Net interest income for the six months ended June 30, 2001 was $14.9 million, a decrease of $57,000 or 0.4% for the six months when compared to the same period in 2000. Average interest earning assets increased $155.3 million or 16.1%, while the net interest spread decreased from 2.68% at June 30, 2000 to 2.14% at June 30, 2001 and the net margin decreased from 3.40% at June 30, 2000 to 2.93% at June 30, 2001. The decrease in net interest spread is primarily a result of higher interest expense associated with brokered CDs issued during the second quarter ended June 30, 2000 and $556,000 of additional interest expense associated with calling the brokered CDs during the first six months ended June 30, 2001. In addition, interest expense associated with the trust preferred securities issued November 2, 2000 contributed to the decrease in net interest spread.

During the six months ended June 30, 2000, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $87.5 million or 21.5%, compared to the same period in 2000. The average yield on loans increased slightly from 8.40% at June 30, 2000 to 8.59% at June 30, 2001.

Average Securities increased $67.3 million or 12.6% for the six months ended June 30, 2001 when compared to the same period in 2000. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 6.76% during the six months ended June 30, 2001 from 7.29% during the same period in 2000. The decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration.

Interest income from federal funds and other interest earning assets decreased $439,000 or 41.8% for the six months ended June 30, 2001 when compared to 2000 as a result of the decrease in the average yield from 8.99% in 2000 to 5.13% at June 30, 2001. The decrease is due to lower interest rates and a special FHLB Dallas dividend of $300,000 received on the FHLB Dallas stock the Company owns in the second quarter of 2000.

Total interest expense increased $4.5 million or 21.3% to $25.6 million during the six months ended June 30, 2001 as compared to $21.1 million during the same period in 2000. The increase was attributable to an increase in Average Interest Bearing Liabilities of $126.7 million or 15.3% and an increase in the average yield on interest bearing liabilities from 5.12% at June 30, 2000 to 5.40% at June 30, 2001. Average Interest Bearing Deposits increased $89.2 million or 19.4% while the average rate paid increased from 4.54% at June 30, 2000 to 5.14% at June 30, 2001, which is due in part to the higher cost of long-term brokered CDs and the Company's Platinum Money Market account, both introduced during the second quarter of 2000.

During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CD's with one-year continuous discrete call options. The average yield on these CD's was approximately 8.19% with an average life of approximately 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring additional interest rate risk. The higher cost associated with these callable CD's had a negative impact on the Company's net interest spread during the last several quarters ending June 30, 2001.

During April and May of 2001, the Company completed the call of $54.6 million of brokered CDs. The Company recorded additional interest expense associated with the CDs of $556,000 and $361,000 for the six months and quarter ended June 30, 2001, respectively. These long-term callable brokered CDs had an average yield of approximately 8.19% and were replaced with long-term advances from the FHLB Dallas at an average yield of approximately 5.40% and an average life of approximately 4.65 years at June 30, 2001. As a result, the Company's interest expense on this $54.6 million has declined.

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

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $6.5 million or 3.9% as compared to the same period in 2000. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $27.0 million or 15.1% compared to $179.1 million at June 30, 2000. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company plans to gradually reduce the percentage of short-term FHLB Dallas advances, as a percent of total funding, with deposit growth and long-term FHLB advances. Loan growth should gradually replace a portion of the securities portfolio.

Average Long-Term Junior Subordinated Convertible Debentures were $17.0 million for the six months ended June 30, 2001 compared to zero for the same period in 2000. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter. This increase in Average Long-term Junior Subordinated Convertible Debentures contributed to the higher average rate paid in 2001 when compared to 2000.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from June 30, 2000 to June 30, 2001.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                             SUMMARY OF INTEREST  EARNING  ASSETS AND  INTEREST  BEARING LIABILITIES
                                    -----------------------------------------------------------------------------------------
                                       AVERAGE                          AVERAGE        AVERAGE                       AVERAGE
                                       BALANCE          INTEREST         YIELD         BALANCE         INTEREST       YIELD
                                    --------------------------------------------     ----------------------------------------
                                                                       (dollars in thousands)
                                           Six Months Ended June 30, 2001                Six Months  Ended June 30, 2000
                                    --------------------------------------------     ----------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2)                       $   494,581       $    21,071          8.59%     $   407,097     $    16,999        8.40%
 Investment Securities (3)(4) .         129,672             4,519          7.03%         174,290           6,525        7.53%
 Mortgage-backed Securities (4)         471,560            15,646          6.69%         359,650          12,818        7.17%
 Other Interest Earning
   Assets                                24,014               611          5.13%          23,478           1,050        8.99%
                                    -----------       -----------                     -----------     ----------
TOTAL INTEREST EARNING
ASSETS                                1,119,827            41,847          7.54%         964,515          37,392        7.80%
                                                      -----------                                     ----------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks                  34,633                                          31,846
Bank Premises and Equipment              25,474                                          21,194
Other Assets                             17,504                                          15,307
  Less:  Reserve for Loan Loss           (5,374)                                         (4,809)
                                    -----------                                     -----------
TOTAL ASSETS                        $ 1,192,064                                     $ 1,028,053
                                    ===========                                     ===========


INTEREST BEARING LIABILITIES:
 Deposits                           $   549,952            14,004          5.14%     $   460,744          10,412        4.54%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                             4,931               122          4.99%           4,921             141        5.76%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas             157,743             3,879          4.96%         164,294           4,846        5.93%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas             206,135             5,992          5.86%         179,100           4,843        5.44%
 Long Term Junior Subordinated
  Convertible Debentures                 16,950               742          8.75%              --              --
 Long Term Junior
  Subordinated  Debentures               20,000               850          8.50%          20,000             850        8.50%
                                    -----------       -----------                     -----------     ----------
TOTAL INTEREST BEARING
LIABILITIES                             955,711            25,589          5.40%         829,059          21,092        5.12%
                                                      -----------                                     ----------
NONINTEREST BEARING
LIABILITIES
Demand Deposits                         163,028                                          148,848
Other Liabilities                        14,673                                           10,879
                                    -----------                                       -----------
Total Liabilities                     1,133,412                                          988,786

SHAREHOLDERS' EQUITY                     58,652                                           39,267
                                    -----------                                       -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 1,192,064                                      $ 1,028,053
                                    ===========                                       ===========

NET INTEREST INCOME                                   $    16,258                                     $   16,300
                                                      ===========                                     ==========
NET MARGIN ON AVERAGE
EARNING ASSETS                                                             2.93%                                        3.40%
                                                                        =======                                      =======
NET INTEREST SPREAD                                                        2.14%                                        2.68%
                                                                        =======                                      =======

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2) Interest income includes taxable-equivalent adjustments of $425 and $197 as of June 30, 2001 and 2000, respectively.
(3) Interest income includes taxable-equivalent adjustments of $936 and $1,149 as of June 30, 2001 and 2000, respectively.
(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $8.3 million for the six months ended June 30, 2001 compared to $4.7 million for the same period in 2000. Deposit services income increased $544,000 or 13.6% for the six months ended June 30, 2001. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from June 30, 2000 to June 30, 2001. Other noninterest income increased $247,000 or 21.2% for the six months ended June 30, 2001 primarily as a result of increases in trust income and mortgage servicing release fees income. During the six months ended June 30, 2001, the Company had gains on the sale of securities of $2.3 million compared to losses on the sales of securities of $459,000 for the same period in 2000.

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $2.3 million or an after tax gain of $1.5 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $811,000 or $535,000 (net of taxes) on consolidated net income for the first six months of 2001.

The market value of the entire securities portfolio at June 30, 2001 was $633.6 million with a net unrealized gain on that date of $5.7 million. The net unrealized gain is comprised of $8.4 million in unrealized gains and $2.7 million in unrealized losses.

Noninterest Expense

Noninterest expense was $14.5 million for the six months ended June 30, 2001, compared to $12.5 million for the same period of 2000, representing an increase of $2.0 million or 15.7%.

Salaries and employee benefits increased $1.0 million or 13.3% during the six months ended June 30, 2001 when compared to the same period in 2000. Direct salary expense and payroll taxes increased $738,000 or 11.7% as a result of personnel additions for the six months ended June 30, 2001 when compared to the same period in 2000. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $270,000 or 73.2% for the six months ended June 30, 2001 when compared to the same period in 2000, primarily as a result of the level of performance of retirement plan assets and actuarial computations. Health, life and other employee related insurance expense increased $6,000 or 0.6% for the six months ended June 30, 2001 when compared to the same period in 2000. The Company has a self-insured health plan which is supplemented with stop loss insurance policies.

Net occupancy expense increased $159,000 or 10.2% for the six months ended June 30, 2001 compared to the same period in 2000, largely due to higher real estate taxes, depreciation expense and branch expansion.

Equipment expense increased $58,000 or 18.6% for the six months ended June 30, 2001 compared to the same period in 2000 due to additional locations, equipment and increased maintenance costs.

Advertising, travel and entertainment expense increased $131,000 or 16.8% for the six months ended June 30, 2001 compared to the same period in 2000 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

Other expense increased $554,000 or 28.0% for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to increases in professional fees, dues to directors, bank analysis fees, trust expense and ATM fees.

Provision for Income Taxes

The provision for the income tax expense for the six months ended June 30, 2001 was 23.5% compared to 22.7% for the six months ended June 30, 2000. The increase in the effective tax rate and income tax expense is due to the increase in pre-tax income as a result of securities gains for the six months ended June 30, 2001.

Capital Resources

Total shareholders' equity for the Company at June 30, 2001, of $61.3 million was up $9.6 million from December 31, 2000, and represented 5.0% of total assets at June 30, 2001 compared to 4.5% of total assets at December 31, 2000. Increases to shareholders' equity during the six months ended June 30, 2001 were net income of $5.1 million and common stock (63,186 shares) issued through the Company's dividend reinvestment and incentive stock option plans of $362,000 and an increase of $7.1 million in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $895,000 in dividends paid to shareholders and the purchase of 223,500 shares of the Company's stock for $2.1 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2001, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At June 30, 2001, these investments were 18.2% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $87.5 million or 21.5% from the six months ended June 30, 2000 to June 30, 2001. The majority of the increase is in Real Estate Loans. The increase in Real Estate Loans is due to a stronger real estate market, interest rates and a strong commitment in residential mortgage lending.

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

For the second quarter and six months ended June 30, 2001, loan charge-offs were $409,000 and $607,000 and recoveries were $297,000 and $436,000, respectively, resulting in net charge-offs of $112,000 and $171,000. For the second quarter and six months ended June 30, 2000, loan charge-offs were $211,000 and $432,000 and recoveries were $75,000 and $158,000, respectively, resulting in net charge-offs of $136,000 and $274,000.

Net charge-offs decreased for the six months ended June 30, 2001. As a result of this and other factors, the necessary provision expense was estimated at $760,000 for the six months ended June 30, 2001.

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

Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists primarily of two real estate properties. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at June 30, 2001 were $2,260,000, down $217,000 or 8.8% from $2,477,000 at December 31, 2000. Loans 90 days past due or more decreased $325,000 or 26.7% to $894,000. Of this total, 60% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been less than those on other properties. Sixteen percent are commercial real estate properties, 2% are nonfarm nonresidential real estate loans, 20% are commercial loans and 2% are loans to individuals. Restructured loans decreased $24,000 or 6.2% to $365,000. From December 31, 2000 to June 30, 2001, nonaccrual loans increased $174,000 or 27.6% to $804,000. Repossessed assets decreased $42,000 or 21.4%. Other real estate remained unchanged at $43,000 from December 31, 2000 to June 30, 2001.

Expansion

The Company also acquired property in Whitehouse, Texas in southern Smith County on which it began construction of a full service branch during the second quarter of 2001. The Company anticipates opening during the second quarter of 2002.

The Company plans to open a full service branch in a grocery store in the Tyler area during the first quarter of 2002.

Recent Accounting Issues

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $2.3 million or an after tax gain of $1.5 million. These separate transactions allowed Southside to reposition the investment portfolio while having a positive impact of $811,000 or $535,000 (net of taxes) on consolidated net income for the first six months of 2001.

In September 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of Financial Accounting Standards Board Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of Financial Accounting Standards No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of financial Accounting Standards No. 140 did not have a significant effect on the Company's results of operations or its financial position.

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

           Not Applicable

ITEM 5.  OTHER INFORMATION

           Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

    Exhibit
      No.
    -------

*, ** 10(a)(i)   - Deferred Compensation Plan for B. G. Hartley effective
                   February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21, 1999 and June 29, 2001
                   (filed as Exhibit 10(a)(i) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and filed herewith).

*, ** 10(g)      - Post Retirement Agreement for B. G. Hartley effective June
                   20, 2001 (filed as Exhibit 10(g) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and filed herewith).
----------
*   Filed herewith.
**  Compensation plan, benefit plan or employment contract or arrangement.

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


DATE:      August 10, 2001
     -------------------------



                                       /s/  LEE R. GIBSON
                                       -----------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:       August 10, 2001
     -------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
10(a)(i)            Deferred Compensation Plan for B. G. Hartley effective
                    February 13, 1984, as amended June 28, 1990, December 15,
                    1994, November 20, 1995, December 21, 1999 and June 29,
                    2001.

10(g)               Post Retirement Agreement for B. G. Hartley effective
                    June 20, 2001.