Form 10-Q
period 2001-09-30
SOUTHSIDE BANCSHARES INC
filed 2001-11-09
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q






(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM               to
                                               -------------     --------------


                          Commission file number            0-12247
                                                -------------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TEXAS                                      75-1848732
----------------------------------             ---------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        1201 S. Beckham, Tyler, Texas                         75701
-------------------------------------------       ------------------------------
 (Address of principal executive offices)                   (Zip Code)

         (Registrant's telephone number, including area code)   903-531-7111
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

         The number of shares outstanding of each of the issuer's classes of capital stock as of October 31, 2001 was 7,840,354 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                           September 30,      December 31,
                                             ASSETS                                            2001               2000
                                                                                           -------------      ------------
Cash and due from banks ..............................................................     $      32,624      $     38,800
Investment securities:
   Available for sale ................................................................           150,254            56,777
   Held to maturity ..................................................................                --           104,508
                                                                                           -------------      ------------
     Total Investment securities .....................................................           150,254           161,285
Mortgage-backed and related securities:
   Available for sale ................................................................           473,610           269,286
   Held to maturity ..................................................................                --           142,961
                                                                                           -------------      ------------
     Total Mortgage-backed securities ................................................           473,610           412,247
Marketable equity securities:
   Available for sale ................................................................            21,096            20,226
Loans:
   Loans, net of unearned discount ...................................................           524,673           481,435
   Less: Reserve for loan losses .....................................................            (5,758)           (5,033)
                                                                                           -------------      ------------
     Net Loans .......................................................................           518,915           476,402
Premises and equipment, net ..........................................................            25,500            25,475
Interest receivable ..................................................................             8,347             9,117
Deferred tax asset ...................................................................                --             2,922
Other assets .........................................................................             7,874             5,407
                                                                                           -------------      ------------

     TOTAL ASSETS ....................................................................     $   1,238,220      $  1,151,881
                                                                                           =============      ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ...............................................................     $     169,085      $    166,899
   Interest bearing ..................................................................           560,197           553,706
                                                                                           -------------      ------------
     Total Deposits ..................................................................           729,282           720,605
Short-term obligations:
   Federal funds purchased ...........................................................             5,425             5,025
   FHLB Dallas advances ..............................................................           149,680           148,940
   Other obligations .................................................................             2,226             2,278
                                                                                           -------------      ------------
      Total Short-term obligations ...................................................           157,331           156,243
Long-term obligations:
   FHLB Dallas advances ..............................................................           224,360           179,645
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Debentures ...............................................            20,000            20,000
   Guaranteed Preferred Beneficial Interest in the Company's
        Junior Subordinated Convertible Debentures ...................................            16,950            16,950
                                                                                           -------------      ------------
      Total Long-term obligations ....................................................           261,310           216,595
Deferred tax liability ...............................................................             2,841                --
Other liabilities ....................................................................            19,472             6,743
                                                                                           -------------      ------------
     TOTAL LIABILITIES ...............................................................         1,170,236         1,100,186
                                                                                           -------------      ------------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
       8,696,157 and 8,215,135 shares issued and outstanding) ........................            10,870            10,269
   Paid-in capital ...................................................................            34,923            30,226
   Retained earnings .................................................................            21,806            19,891
   Treasury stock (877,052 and 606,552 shares at cost) ...............................            (7,972)           (5,357)
   Accumulated other comprehensive income (loss) .....................................             8,357            (3,334)
                                                                                           -------------      ------------
      TOTAL SHAREHOLDERS' EQUITY .....................................................            67,984            51,695
                                                                                           -------------      ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................     $   1,238,220      $  1,151,881
                                                                                           =============      ============


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)


                                                                     Quarter Ended                  Nine Months Ended
                                                                     September 30,                    September 30,
                                                               -------------------------      --------------------------
                                                                  2001           2000            2001            2000
                                                               ----------     ----------      ----------      ----------
Interest income
   Loans .................................................     $   10,021     $    9,480      $   30,667      $   26,282
   Investment securities .................................          1,625          2,460           5,208           7,836
   Mortgage-backed and related securities ................          7,167          6,888          22,813          19,706
   Other interest earning assets .........................            214            354             825           1,404
                                                               ----------     ----------      ----------      ----------
       Total interest income .............................         19,027         19,182          59,513          55,228

Interest expense
   Time and savings deposits .............................          5,869          6,515          19,873          16,927
   Short-term obligations ................................          2,018          2,327           6,019           7,314
   Long-term obligations .................................          3,796          3,245          11,380           8,938
                                                               ----------     ----------      ----------      ----------
       Total interest expense ............................         11,683         12,087          37,272          33,179
                                                               ----------     ----------      ----------      ----------

Net interest income ......................................          7,344          7,095          22,241          22,049
Provision for loan losses ................................            454            385           1,214           1,168
                                                               ----------     ----------      ----------      ----------

Net interest income after provision for loan losses ......          6,890          6,710          21,027          20,881
                                                               ----------     ----------      ----------      ----------
Noninterest income
   Deposit services ......................................          2,318          1,946           6,868           5,952
   Gain (loss) on sales of securities available for sale .            637            (67)          2,954            (526)
   Other .................................................            866            749           2,276           1,912
                                                               ----------     ----------      ----------      ----------
       Total noninterest income ..........................          3,821          2,628          12,098           7,338
                                                               ----------     ----------      ----------      ----------

Noninterest expense
   Salaries and employee benefits ........................          4,366          3,764          13,003          11,387
   Net occupancy expense .................................            939            791           2,498           2,181
   Equipment expense .....................................            194            171             563             482
   Advertising, travel & entertainment ...................            357            394           1,269           1,175
   Supplies ..............................................            128            145             454             426
   Other .................................................          1,309          1,119           3,997           3,263
                                                               ----------     ----------      ----------      ----------
       Total noninterest expense .........................          7,293          6,384          21,784          18,914
                                                               ----------     ----------      ----------      ----------

Income before federal tax expense ........................          3,418          2,954          11,341           9,305
Provision for federal tax expense ........................            629            592           2,490           2,032
                                                               ----------     ----------      ----------      ----------

Income before cumulative effect of change in accounting
        principle ........................................          2,789          2,362           8,851           7,273
Cumulative effect of change in accounting principle,
         net of tax ......................................             --             --            (994)             --
                                                               ----------     ----------      ----------      ----------

Net Income ...............................................     $    2,789     $    2,362      $    7,857      $    7,273
                                                               ==========     ==========      ==========      ==========

Earnings Per Common Share:
Basic:
     Income before cumulative effect of change
             in accounting principle .....................     $     0.36     $     0.30      $     1.13      $     0.91
     Net income ..........................................     $     0.36     $     0.30      $     1.00      $     0.91

Diluted:
     Income before cumulative effect of change
              in accounting principle ....................     $     0.30     $     0.29      $     0.97      $     0.89
     Net income ..........................................     $     0.30     $     0.29      $     0.87      $     0.89



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)


                                                                                                     Other
                                                                                                     Compre-   Accumulated
                                              Share-     Compre-                                     hensive      Total
                                              holders'   hensive    Common     Paid in   Retained   Treasury     Income
                                              Equity     Income      Stock     Capital   Earnings     Stock      (Loss)
                                             ---------  ---------  ---------  ---------  ---------  ---------  -----------
Balance at December 31, 2000................ $          $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334) $    51,695
Net Income..................................     7,857                            7,857                              7,857
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   Note 3)..................................    11,691                                                 11,691       11,691
                                             ---------
Comprehensive income........................ $  19,548
                                             =========
Common stock issued (106,716 shares)........                  133        497                                           630
Dividends paid on common stock..............                                     (1,343)                            (1,343)
Purchase of 270,500 shares of
  Treasury stock............................                                                (2,615)                 (2,615)
Tax benefit of incentive stock options......                              69                                            69
Stock dividend declared.....................                  468      4,131     (4,599)
                                                        ---------  ---------  ---------  ---------  ---------  -----------
Balance at September 30, 2001...............            $  10,870  $  34,923  $  21,806  $  (7,972) $   8,357  $    67,984
                                                        =========  =========- ========== =========  =========  ===========



Balance at December 31, 1999................ $      --  $   9,748  $  27,472  $  14,583  $  (4,544) $  (9,587) $    37,672
Net Income..................................     7,273                            7,273                              7,273
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   Note 3)..................................     2,462                                                  2,462        2,462
                                             ---------
Comprehensive income........................ $   9,735
                                             =========
Common stock issued (37,195 shares).........                   46        240                                           286
Dividends paid on common stock..............                                     (1,089)                            (1,089)
Purchase of 79,050 shares of
  Treasury stock............................                                                  (694)                   (694)
Tax benefit of incentive stock options......                               6                                             6
                                                        ---------  ---------  ---------  ---------  ---------  -----------

Balance at September 30, 2000...............            $   9,794  $  27,718  $  20,767  $  (5,238) $  (7,125) $    45,916
                                                        =========  =========  =========  =========  =========  ===========



     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                ----------      ----------
OPERATING ACTIVITIES:
 Net income ...............................................................     $    7,857      $    7,273
 Adjustments to reconcile net cash provided by operations:
  Depreciation ............................................................          1,419           1,270
  Amortization of premium .................................................          5,356           1,116
  Accretion of discount and loan fee ......................................         (1,161)         (1,550)
  Provision for loan losses ...............................................          1,214           1,168
  Tax benefit of incentive stock options ..................................             69               6
  Decrease (increase) in interest receivable ..............................            770             (33)
  Increase in other receivables and prepaid expenses ......................         (2,180)           (592)
  Increase in deferred tax asset ..........................................           (259)            (57)
  Increase in interest payable ............................................            218             802
  Increase in other payables ..............................................         12,459           5,270
  Gain on sale of premises and equipment ..................................            (12)             --
  Gain on sale of other real estate owned .................................             (4)             --
  (Gain) loss on sales of securities ......................................         (2,954)            526
  Cumulative effect of change in accounting principle .....................            994              --
  Proceeds from sales of trading securities ...............................         99,595              --
                                                                                ----------      ----------
    Net cash provided by operating activities .............................        123,381          15,199

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ..........         66,001          79,400
 Proceeds from sales of mortgage-backed securities available for sale .....        120,451         178,813
 Proceeds from maturities of investment securities available for sale .....         58,494           2,810
 Proceeds from maturities of mortgage-backed securities available for sale         118,897          27,265
 Proceeds from maturities of investment securities held to maturity .......             --             450
 Proceeds from maturities of mortgage-backed securities held to maturity ..             --           3,963
 Purchases of investment securities available for sale ....................       (153,408)        (51,198)
 Purchases of mortgage-backed securities available for sale ...............       (344,884)       (245,504)
 Purchases of investment securities held to maturity ......................             --          (3,829)
 Purchases of mortgage-backed securities held to maturity .................             --          (3,110)
 Purchases of marketable equity securities available for sale .............           (870)         (1,360)
 Net increase in loans ....................................................        (44,997)        (81,521)
 Purchases of premises and equipment ......................................         (1,458)         (3,810)
 Proceeds from sale of premises and equipment .............................             26              --
 Proceeds from sale of other real estate owned ............................             12              --
 Proceeds from sales of repossessed assets ................................            975             741
                                                                                ----------      ----------
    Net cash used in investing activities .................................       (180,761)        (96,890)


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ................................     $    8,487      $    4,210
 Net increase in certificates of deposit ....................................            190          75,980
 Net increase in federal funds purchased ....................................            400          14,925
 Net increase (decrease) in FHLB Dallas advances ............................         45,455         (21,460)
 Proceeds from the issuance of common stock .................................            630             286
 Purchase of treasury stock .................................................         (2,615)           (694)
 Dividends paid .............................................................         (1,343)         (1,089)
                                                                                  ----------      ----------
      Net cash provided by financing activities .............................         51,204          72,158

Net decrease in cash and cash equivalents ...................................         (6,176)         (9,533)
Cash and cash equivalents at beginning of period ............................         38,800          41,131
                                                                                  ----------      ----------
Cash and cash equivalents at end of period ..................................     $   32,624      $   31,598
                                                                                  ==========      ==========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ..............................................................     $   37,054      $   32,377
 Income taxes paid ..........................................................     $    1,875      $    2,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure      $    1,270      $      641
 Transfer of held to maturity securities to trading securities ..............     $   99,792      $       --


The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2001, and the related consolidated statements of income for the three and nine month periods ending September 30, 2001, and the statements of shareholders' equity and cash flows for the nine month periods ended September 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):



                                                                    Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2001            2000
                                                               ----------      ----------
Basic Earnings and Shares:
     Income before effect of accounting change ...........     $    8,851      $    7,273
     Effect of change in accounting principle ............           (994)             --
                                                               ----------      ----------
     Net income ..........................................     $    7,857      $    7,273
                                                               ==========      ==========

     Weighted-average basic shares outstanding ...........          7,858           7,995
                                                               ==========      ==========


Basic Earnings Per Share:
     Income before effect of accounting change ...........     $     1.13      $     0.91
     Effect of change in accounting principle ............          (0.13)             --
                                                               ----------      ----------
     Net income ..........................................     $     1.00      $     0.91
                                                               ==========      ==========


Diluted Earnings and Shares:
     Income before effect of accounting change ...........     $    8,851      $    7,273
     Add: Applicable dividend on convertible debentures ..            734              --
                                                               ----------      ----------
     Adjusted net income .................................          9,585           7,273
     Effect of change in accounting principle ............           (994)             --
                                                               ----------      ----------
     Net income ..........................................     $    8,591      $    7,273
                                                               ==========      ==========


     Weighted-average basic shares outstanding ...........          7,858           7,995
     Add: Stock options ..................................            378             209
               Convertible debentures ....................          1,695              --
                                                               ----------      ----------

     Weighted-average diluted shares outstanding .........          9,931           8,204
                                                               ==========      ==========


Diluted Earnings Per Share:
     Income before effect of accounting change ...........     $     0.97      $     0.89
     Effect of change in accounting principle ............          (0.10)             --
                                                               ----------      ----------
     Net income ..........................................     $     0.87      $     0.89
                                                               ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

3. Comprehensive Income

The components of accumulated comprehensive income as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows:

                                                              Nine Months Ended September 30, 2001
                                                         ---------------------------------------------
                                                         Before-Tax      Tax (Expense)      Net-of-Tax
                                                           Amount           Benefit           Amount
                                                         ----------      -------------      ----------
Unrealized gains on securities:
   Unrealized holding gains arising during period ..     $   19,162      $      (6,515)     $   12,647
    Less:  reclassification adjustment for gains
        included in net income .....................          2,954             (1,004)          1,950
                                                         ----------      -------------      ----------
    Net unrealized gains on securities .............         16,208             (5,511)         10,697
    Less:  cumulative effect of change in
        accounting principle .......................         (1,506)               512            (994)
                                                         ----------      -------------      ----------

Other comprehensive income .........................     $   17,714      $      (6,023)     $   11,691
                                                         ==========      =============      ==========


                                                                Quarter Ended September 30, 2001
                                                         ---------------------------------------------
                                                         Before-Tax      Tax (Expense)      Net-of-Tax
                                                           Amount           Benefit           Amount
                                                         ----------      -------------      ----------
  Unrealized gains on securities:
     Unrealized holding gains arising during period....  $    7,654      $      (2,602)     $    5,052
      Less:  reclassification adjustment for gains
          included in net income.......................         637               (216)            421
                                                         ----------      -------------      ----------
      Net unrealized gains on securities...............       7,017             (2,386)          4,631
                                                         ----------      -------------      ----------

  Other comprehensive income...........................  $    7,017      $      (2,386)     $    4,631
                                                         ==========      =============      ==========



                                                             Nine Months Ended September 30, 2000
                                                         ---------------------------------------------
                                                         Before-Tax      Tax (Expense)      Net-of-Tax
                                                           Amount           Benefit           Amount
                                                         ----------      -------------      ----------
  Unrealized gains on securities:
     Unrealized holding gains arising during period....  $    3,205      $      (1,090)     $    2,115
      Less:  reclassification adjustment for losses
         included in net income........................        (526)               179            (347)
                                                         ----------      -------------      ----------
      Net unrealized gains on securities...............       3,731             (1,269)          2,462
                                                         ----------      -------------      ----------

  Other comprehensive income...........................  $    3,731      $      (1,269)     $    2,462
                                                         ==========      =============      ==========




                                                                Quarter Ended September 30, 2000
                                                         ---------------------------------------------
                                                         Before-Tax      Tax (Expense)      Net-of-Tax
                                                           Amount           Benefit           Amount
                                                         ----------      -------------      ----------
  Unrealized gains on securities:
     Unrealized holding gains arising during period....  $    1,579      $        (537)     $    1,042
      Less:  reclassification adjustment for losses
         included in net income........................         (67)                23             (44)
                                                         ----------      -------------      ----------
      Net unrealized gains on securities...............       1,646               (560)          1,086
                                                         ----------      -------------      ----------

  Other comprehensive income...........................  $    1,646      $        (560)     $    1,086
                                                         ==========      =============      ==========

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $3.0 million or an after tax gain of $1.9 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nine months ended September 30, 2001 compared to September 30, 2000.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 2001 compared to the same period in 2000. Net income for the quarter and nine months ended September 30, 2001 was $2.8 million and $7.9 million compared to $2.4 million and $7.3 million for the same period in 2000.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Net Interest Income

Net interest income for the nine months ended September 30, 2001 was $22.2 million, an increase of $192,000 or 0.9% for the nine months when compared to the same period in 2000. Average interest earning assets increased $157.7 million or 16.1%, while the net interest spread decreased from 2.57% at September 30, 2000 to 2.12% at September 30, 2001 and the net margin decreased from 3.30% at September 30, 2000 to 2.89% at September 30, 2001. The decrease in net interest spread is the result of several factors including higher interest expense associated with brokered CDs issued during the second quarter ended June 30, 2000 and $556,000 of additional interest expense associated with calling the brokered CDs during the first six months ended June 30, 2001. In addition, interest expense associated with the trust preferred securities issued November 2, 2000 contributed to the decrease in net interest spread. Significantly lower interest rates have also contributed to the lower net interest spread.

During the nine months ended September 30, 2000, Average Loans, funded primarily by the growth in average deposits, increased $82.8 million or 19.7%, compared to the same period in 2000. The average yield on loans decreased slightly from 8.45% at September 30, 2000 to 8.33% at September 30, 2001. The decrease in yield on average loans is a direct result of the significant decrease in the prime interest rate combined with the repricing of specific bank loan relationships to current market levels.

Average Securities increased $73.9 million or 13.8% for the nine months ended September 30, 2001 when compared to the same period in 2000. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 6.50% during the nine months ended September 30, 2001 from 7.32% during the same period in 2000. The decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to continue to lower the overall portfolio duration as interest rates decline.

Interest income from federal funds and other interest earning assets decreased $579,000 or 41.2% for the nine months ended September 30, 2001 when compared to 2000 as a result of the decrease in the average yield from 8.23% in 2000 to 4.62% at September 30, 2001. The decrease is due to lower interest rates and a special FHLB Dallas dividend of $300,000 received on the FHLB Dallas stock the Company owns in the second quarter of 2000.

Total interest expense increased $4.1 million or 12.3% to $37.3 million during the nine months ended September 30, 2001 as compared to $33.2 million during the same period in 2000. The increase was attributable to an increase in Average Interest Bearing Liabilities of $126.0 million or 15.0% which more than offset the decrease in the average yield on interest bearing liabilities from 5.26% at September 30, 2000 to 5.15% at September 30, 2001. Average Interest Bearing Deposits increased $72.7 million or 15.3% while the average rate paid increased from 4.74% at September 30, 2000 to 4.84% at September 30, 2001, which is due in part to the higher cost of the brokered CDs called during the second quarter ended June 30, 2001 and the Company's Platinum Money Market account introduced during the second quarter of 2000.

During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CD's with one-year continuous discrete call options. The average yield on these CD's was approximately 8.19% with an average life of approximately 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring additional interest rate risk. The higher cost associated with these callable CD's had a negative impact on the Company's net interest spread during the last six quarters ending September 30, 2001.

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

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $15.0 million or 9.4% as compared to the same period in 2000. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $21.3 million or 11.4% compared to $207.7 million at September 30, 2000. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company's plan is to gradually reduce the percentage of short-term FHLB Dallas advances, as a percent of total funding, with deposit growth and long-term FHLB advances. As loan growth occurs, the loan portfolio should gradually increase as a percent of total assets while the securities portfolio as a percentage of assets should decline.

Average Long-Term Junior Subordinated Convertible Debentures were $17.0 million for the nine months ended September 30, 2001 compared to zero for the same period in 2000. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from September 30, 2000 to September 30, 2001.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                  SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                  -------------------------------------------------------------------

                                        AVERAGE                         AVERAGE       AVERAGE                      AVERAGE
                                        BALANCE          INTEREST        YIELD        BALANCE        INTEREST       YIELD
                                      -----------       -----------   -----------   -----------     -----------   ---------
                                                                          (dollars in thousands)
                                          Nine Months Ended September 30, 2001        Nine Months Ended September 30, 2000
                                      -------------------------------------------   ---------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2) ...................     $   503,507       $    31,372          8.33%  $   420,749     $    26,609        8.45%
 Investment Securities (3)(4) ...         129,476             6,768          6.99%      169,846           9,586        7.54%
 Mortgage-backed Securities (4) .         478,819            22,813          6.37%      364,595          19,706
                                                                                                                       7.22%
 Other Interest Earning
   Assets .......................          23,872               825          4.62%       22,785           1,404        8.23%
                                      -----------       -----------                 -----------     -----------
TOTAL INTEREST EARNING
ASSETS ..........................       1,135,674            61,778          7.27%      977,975          57,305        7.83%
                                                        -----------                                 -----------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks .........          33,129                                        31,477
Bank Premises and Equipment .....          25,489                                        21,319
Other Assets ....................          19,142                                        16,775
  Less:  Reserve for Loan Loss ..          (5,491)                                       (4,903)
                                      -----------                                   -----------
TOTAL ASSETS ....................     $ 1,207,943                                   $ 1,042,643
                                      ===========                                   ===========


INTEREST BEARING LIABILITIES:
 Deposits .......................     $   549,415            19,873          4.84%  $   476,706          16,927        4.74%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities ...................           5,298               176          4.44%        5,007             225        6.00%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas .....         168,600             5,843          4.63%      153,907           7,089        6.15%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas .....         207,746             8,993          5.79%      186,428           7,663        5.49%
 Long Term Junior Subordinated
  Convertible Debentures ........          16,950             1,112          8.75%           --              --
 Long Term Junior
  Subordinated  Debentures ......          20,000             1,275          8.50%       20,000           1,275        8.50%
                                      -----------       -----------                 -----------     -----------
TOTAL INTEREST BEARING
LIABILITIES .....................         968,009            37,272          5.15%      842,048          33,179        5.26%
                                                        -----------                                 -----------

NONINTEREST BEARING
LIABILITIES
Demand Deposits .................         164,689                                       149,564
Other Liabilities ...............          14,889                                        10,292
                                      -----------                                   -----------
Total Liabilities ...............       1,147,587                                     1,001,904

SHAREHOLDERS' EQUITY ............          60,356                                        40,739
                                      -----------                                   -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY ............     $ 1,207,943                                   $ 1,042,643
                                      ===========                                   ===========

NET INTEREST INCOME .............                       $    24,506                                 $    24,126
                                                        ===========                                 ===========

NET MARGIN ON AVERAGE
EARNING ASSETS ..................                                            2.89%                                     3.30%
                                                                            =====                                     =====


NET INTEREST SPREAD .............                                            2.12%                                     2.57%
                                                                            =====                                     =====


(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2) Interest income includes taxable-equivalent adjustments of $705 and $327 as of September 30, 2001 and 2000, respectively.
(3) Interest income includes taxable-equivalent adjustments of $1,560 and $1,750 as of September 30, 2001 and 2000, respectively.
(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $12.1 million for the nine months ended September 30, 2001 compared to $7.3 million for the same period in 2000. Deposit services income increased $916,000 or 15.4% for the nine months ended September 30, 2001. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from September 30, 2000 to September 30, 2001. Other noninterest income increased $364,000 or 19.0% for the nine months ended September 30, 2001 primarily as a result of increases in trust income and mortgage servicing release fees income. During the nine months ended September 30, 2001, the Company had gains on the sale of securities of $3.0 million compared to losses on the sales of securities of $526,000 for the same period in 2000.

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $3.0 million or an after tax gain of $1.9 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

The market value of the entire securities portfolio at September 30, 2001 was $645.0 million with a net unrealized gain on that date of $12.8 million. The net unrealized gain is comprised of $13.4 million in unrealized gains and $0.6 million in unrealized losses.

Noninterest Expense

Noninterest expense was $21.8 million for the nine months ended September 30, 2001, compared to $18.9 million for the same period of 2000, representing an increase of $2.9 million or 15.2%.

Salaries and employee benefits increased $1.6 million or 14.2% during the nine months ended September 30, 2001 when compared to the same period in 2000. Direct salary expense and payroll taxes increased $897,000 or 9.4% as a result of personnel additions for the nine months ended September 30, 2001 when compared to the same period in 2000. Branch expansion combined with overall bank growth and normal payroll increases accounted for this increase. Retirement expense increased $571,000 or 124.1% for the nine months ended September 30, 2001 when compared to the same period in 2000, primarily as a result of the number of participants, the level of performance of retirement plan assets and actuarial computations. Health, life and other employee related insurance expense increased $149,000 or 10.5% for the nine months ended September 30, 2001 when compared to the same period in 2000. The Company has a self-insured health plan which is supplemented with stop loss insurance policies.

Net occupancy expense increased $317,000 or 14.5% for the nine months ended September 30, 2001 compared to the same period in 2000, largely due to branch expansion, depreciation expense and higher real estate taxes.

Equipment expense increased $81,000 or 16.8% for the nine months ended September 30, 2001 compared to the same period in 2000 due to additional locations, equipment and increased maintenance costs.

Advertising, travel and entertainment expense increased $94,000 or 8.0% for the nine months ended September 30, 2001 compared to the same period in 2000 due to an increased advertising budget and additional expenses associated with additional locations and growth in assets.

Other expense increased $734,000 or 22.5% for the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to increases in professional fees, dues to directors, bank analysis fees, trust expense and ATM fees.

Provision for Income Taxes

The provision for the income tax expense for the nine months ended September 30, 2001 was 22.0% compared to 21.8% for the nine months ended September 30, 2000. The increase in the effective tax rate and income tax expense is due to the increase in pre-tax income as a result of securities gains for the nine months ended September 30, 2001.

Capital Resources

Total shareholders' equity for the Company at September 30, 2001, of $68.0 million was up $16.3 million from December 31, 2000, and represented 5.5% of total assets at September 30, 2001 compared to 4.5% of total assets at December 31, 2000. Increases to shareholders' equity during the nine months ended September 30, 2001 were net income of $7.9 million and common stock (106,716 shares) issued through the Company's dividend reinvestment and incentive stock option plans of $630,000 and an increase of $11.7 million in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $1,343,000 in dividends paid to shareholders and the purchase of 270,500 shares of the Company's stock for $2.6 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2001, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At September 30, 2001, these investments were 16.6% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

The proceeds received by the Company from the Trust Issuer continue to be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the possible repurchase of shares of our common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $82.8 million or 19.7% from the nine months ended September 30, 2000 to September 30, 2001. The majority of the increase is in Real Estate Loans and Loans to Municipalities in the state of Texas. The increase in Real Estate Loans is due to a stronger real estate market, lower interest rates and a strong commitment in residential mortgage lending. The increase in Loans to Municipalities is reflective of the Company's continued effort to penetrate this market.

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

For the third quarter and nine months ended September 30, 2001, loan charge-offs were $421,000 and $1,028,000 and recoveries were $103,000 and $539,000, respectively, resulting in net charge-offs of $318,000 and $489,000. For the third quarter and nine months ended September 30, 2000, loan charge-offs were $560,000 and $992,000 and recoveries were $70,000 and $228,000, respectively, resulting in net charge-offs of $490,000 and $764,000.

Net charge-offs decreased for the nine months ended September 30, 2001. As a result of this and other factors, the necessary provision expense was estimated at $1,214,000 for the nine months ended September 30, 2001.

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

Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists primarily of three commercial real estate properties and two residential real estate properties. The Company is actively marketing all properties and none are being held for investment purposes.

Total nonperforming assets at September 30, 2001 were $2,610,000, up $133,000 or 5.4% from $2,477,000 at December 31, 2000. Loans 90 days past due or more decreased $275,000 or 22.6% to $944,000. Of this total, 43% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been less than those on other properties. Twelve percent are construction and land development loans, 4% are nonfarm nonresidential real estate loans, 29% are commercial loans and 12% are loans to individuals. Restructured loans decreased $42,000 or 10.8% to $347,000. From December 31, 2000 to September 30, 2001, nonaccrual loans increased $162,000 or 25.7% to $792,000. Repossessed assets increased $44,000 or 22.4%. Other real estate increased $244,000 or 567.4% from $43,000 at December 31, 2000 to $287,000 at September 30, 2001.

Expansion

During the next six months Southside plans to open four new full service branches. Three of the full service branches will be located in grocery stores in Longview, Whitehouse and Tyler. The fourth full service branch will be located in the city of Whitehouse in a high growth area of southern Smith County.

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

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, Southside transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. Southside sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $3.0 million or an after tax gain of $1.9 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

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


DATE:  November 6, 2001
     --------------------



                                       /s/  LEE R. GIBSON
                                           -------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:  November 6, 2001
     --------------------