Form 10-K
period 2001-12-31
SOUTHSIDE BANCSHARES INC
filed 2002-03-12
CIK 705432

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K
(MARK ONE)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------                   EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------                   EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

                         COMMISSION FILE NUMBER 0-12247

                           Southside Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                    TEXAS                               75-1848732
          (State of incorporation)          (I.R.S. Employer Identification No.)

    1201 S. BECKHAM AVENUE, TYLER, TEXAS                 75701
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         As of March 1, 2002, 7,803,539 shares of common stock of Southside Bancshares, Inc. were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant as of January 31, 2002 was $75,395,249.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 18, 2002. (Part III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       Southside Bancshares, Inc. (the "Company"), incorporated in Texas in 1982, is a bank holding company for Southside Bank (the "Bank" or "Southside Bank"), headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 175,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area and is the largest bank based on asset size headquartered in East Texas.

       At December 31, 2001, the Company had total assets of $1.3 billion, total loans of $537.9 million, deposits of $758.0 million, and shareholders' equity of $68.6 million. The Company had net income of $11.7 million and $9.8 million and diluted earnings per share of $1.26 and $1.18 for the years ended December 31, 2001 and 2000, respectively. The Company has paid a cash dividend every year since 1970.

       The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and nonprofit organizations in the communities it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

       The Bank's consumer loan services include 1-4 family residential mortgage loans, home equity, home improvement loans, automobile loans and other installment loans. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion and commercial real estate loans. The Bank also offers construction loans primarily for owner-occupied 1-4 family residential and commercial real estate.

       The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2001, the Bank's trust department managed approximately $333 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, L.C., the Bank offers full retail investment services to its customers. Countywide Loans, Inc. ("Countywide"), the Company's consumer finance subsidiary, provides basic financial services such as small loans, check cashing and money orders to individuals, which at December 31, 2001, had $766,000 in loans outstanding.

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

MARKET AREA

       The Company considers its primary market area to be all of Smith and Gregg Counties in East Texas, and to a lesser extent, portions of adjoining counties. During 2001, the Bank opened one branch in Smith County. During the first quarter of 2002, the Bank opened one branch in Gregg County and one branch in Smith County. The Bank plans to open two additional branches, both in Smith County, which should open during the second quarter of 2002. The Company expects its presence in the Gregg County market area to continue to increase in the future, however, the city of Tyler in Smith County presently represents the Company's primary market area.

       The principal economic activities in the Company's market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, Tyler's industry base includes conventions and tourism, as well as retirement relocation. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ over 7,000 individuals.

       The Bank serves its markets through fifteen full service branch locations, eight of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale and Whitehouse. The Company's television and radio advertising has extended into these market areas for several years, providing the Bank name recognition throughout Smith and Gregg counties. Continued advertising combined with strategically placed full service branches have expanded Southside's name recognition.

       The Bank also maintains six motor bank facilities and Countywide maintains one location. The Bank's customers may also access various banking services through 25 ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone, internet and electronic banking products. These products allow the Bank's customers to apply for loans, access account information and conduct various transactions from their telephones and computers.

LENDING ACTIVITIES

       The Company's main objective is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas, with the exception of selected municipal loans. Total loans as of December 31, 2001 increased $56.5 million or 11.7% while the average balance was up $75.9 million or 17.5% when compared to 2000.

       Real estate loans as of December 31, 2001 increased $30.1 million or 10.7% from December 31, 2000. Loans to individuals increased $4.6 million or 5.0% from December 31, 2000 and commercial loans decreased $1.2 million or 1.5%.

       The increase in real estate loans is due to a stronger real estate market and a strong commitment by the Company to residential mortgage lending. The growth of loans made to municipalities in Texas was a result of the Company's continued strong commitment in this area. Loans to individuals increased due to greater penetration in the Company's market area. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

       The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank's legal lending limit at December 31, 2001 was $12 million. The Bank's largest loan relationship at December 31, 2001 was approximately $10.5 million.

       The average yield on loans for the year ended December 31, 2001 decreased to 8.17% from 8.45% for the year ended December 31, 2000. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 2001.

             LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       The following table sets forth loan totals net of unearned discount by category for the years presented:


                                                                 December 31,
                                   ----------------------------------------------------------------------
                                      2001           2000           1999           1998           1997
                                   ----------     ----------     ----------     ----------     ----------
Real Estate Loans:
   Construction ..............     $   23,631     $   25,108     $   18,489     $   10,509     $   10,299
   1-4 Family Residential ....        147,774        134,672        112,699         93,215         76,243
   Other .....................        139,870        121,381         95,556         68,140         55,802
Commercial Loans .............         76,470         77,644         66,581         66,795         61,844
Municipals Loans .............         54,266         31,351         15,141          1,182            128
Loans to Individuals .........         95,887         91,279         78,980         79,882         91,719
                                   ----------     ----------     ----------     ----------     ----------

   Total Loans ...............     $  537,898     $  481,435     $  387,446     $  319,723     $  296,035
                                   ==========     ==========     ==========     ==========     ==========


       For purposes of this discussion, the Company's loans are divided into four categories: Real Estate Loans, Commercial Loans, Municipals Loans and Loans to Individuals.

       REAL ESTATE LOANS

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2001, the majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $311.3 million in real estate loans, $147.8 million or 47.5% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. The Company's loan policy requires appraisal prior to funding any real estate loans and also outlines the requirements for appraisals on renewals.

       Management pursues an aggressive policy of reappraisal on any real estate loan that becomes troubled and potential exposures are recognized and reserved for as soon as they are identified. However, the slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

       Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Commercial Real Estate Loans.

       1-4 Family Residential Mortgage Loans

       Residential loan originations are generated by the Company's in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, mortgage brokers and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of the Company's 1-4 family residential mortgage originations are secured by properties located in Smith and Gregg Counties. Historically, the Company has sold a portion of its loan originations to secondary market investors pursuant to ongoing purchase commitments.

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

       The Company also makes home equity loans and at December 31, 2001, these loans totaled $20.8 million.

       Construction Loans

       The Company's construction loans are collateralized by property located primarily in the Company's market area. The Company's emphasis for construction loans is directed toward properties that will be owner occupied. Occasionally, construction loans for projects built on speculation are financed, but these typically have substantial secondary sources of repayment. The Company's construction loans to individuals have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically made in connection with the granting of the permanent loan on the property.

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

       COMMERCIAL LOANS

       The Company's commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category since no industry classification represents over 10% of loans. The medical community represents a concentration of risk in the Company's Commercial loan and Commercial Real Estate loan portfolio (see "Market Area"). Risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.

       In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

       MUNICIPAL LOANS

       The Company formed a special lending department during 1998 that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax or revenue pledges which additionally support these loans in addition to collateral. Total loans to municipalities and school districts as of December 31, 2001 increased $22.9 million while the average balance was up $19.4 million when compared to 2000. At December 31, 2001, the Company had commercial loans to municipalities and school districts of $53.1 million and real estate loans to municipalities and school districts of $1.2 million.

       LOANS TO INDIVIDUALS

       The Bank is a major consumer lender in its trade territory and has been for many years. The majority of consumer loans outstanding are collateralized by vehicles, which accounted for approximately $79.3 million at December 31, 2001. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

       At this point, the economy in the Bank's trade territory has shown some signs of slowing but appears stable. Two areas of concern are the nationwide slowdown, or recession and the personal bankruptcy rate. Management expects these two events to have some adverse effect on the Company's net charge-offs. Most of the Company's loans to individuals are collateralized, which management believes should limit the exposure in this area should current bankruptcy levels continue.

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

       LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

       The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2001, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                            After One
                                                              Due in One    but within   After Five
                                                             Year or Less   Five Years      Years
                                                             ------------   ----------   ----------
                                                                          (in thousands)
Construction Loans.........................................  $     21,351   $      893   $    1,387
Real Estate Loans-Other....................................       130,269      136,872       20,503
Commercial Loans...........................................        67,004        7,813        1,653
Municipal Loans............................................         8,754       21,874       23,638
All Other Loans............................................        59,741       31,079        5,067
                                                             ------------   ----------   ----------
      Total Loans..........................................  $    287,119   $  198,531   $   52,248
                                                             ============   ==========   ==========

Loans with Maturities After
  One Year for Which:                   Interest Rates are Fixed or Predetermined        $  249,883
                                        Interest Rates are Floating or Adjustable        $   50,715

     * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans are reflected in the due after five years column.

       LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Company's subsidiary, Southside Bank, makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 2001 and 2000, these loans totaled $8.1 million and $8.9 million or 11.8% and 17.2% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

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

       As of December 31, 2001, the Company's review of the loan portfolio indicates that a loan loss reserve of $5.9 million is adequate.

       The following table presents information regarding the average amount of net loans outstanding, changes in the reserve for loan losses, the ratio of net loans charged-off to average net loans outstanding, and an allocation of the reserve for loan loss.


                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES



                                                                                    Years Ended December 31,
                                                                ----------------------------------------------------------------
                                                                   2001         2000          1999          1998         1997
                                                                ----------   ----------    ----------    ----------   ----------
                                                                                     (dollars in thousands)
Average Net Loans Outstanding ..............................    $  510,468   $  434,559    $  341,466    $  304,255   $  274,577
                                                                ==========   ==========    ==========    ==========   ==========

Balance of Reserve for Loan Loss at Beginning of Period ....    $    5,033   $    4,575    $    3,564    $    3,370   $    3,249
                                                                ----------   ----------    ----------    ----------   ----------


Loan Charge-Offs:
Real Estate-Construction ...................................            --          (15)           --            --           --
Real Estate-Other ..........................................           (35)         (14)           --          (175)          --
Commercial Loans ...........................................          (325)        (522)         (114)         (405)        (525)
Loans to Individuals .......................................        (1,024)        (891)         (651)         (769)        (704)
                                                                ----------   ----------    ----------    ----------   ----------

Total Loan Charge-Offs .....................................        (1,384)      (1,442)         (765)       (1,349)      (1,229)
                                                                ----------   ----------    ----------    ----------   ----------

Recovery of Loans Previously Charged off:
Real Estate-Construction ...................................            --           --            --            --           10
Real Estate-Other ..........................................            30           34             5            36           14
Commercial Loans ...........................................           288           57           106            90          133
Loans to Individuals .......................................           292          240           209           202          188
                                                                ----------   ----------    ----------    ----------   ----------

Total Recovery of Loans Previously Charged-Off .............           610          331           320           328          345
                                                                ----------   ----------    ----------    ----------   ----------

Net Loan Charge-Offs .......................................          (774)      (1,111)         (445)       (1,021)        (884)

Provision for Loan Loss ....................................         1,667        1,569         1,456         1,215        1,005
                                                                ----------   ----------    ----------    ----------   ----------

Balance at End of Period ...................................    $    5,926   $    5,033    $    4,575    $    3,564   $    3,370
                                                                ==========   ==========    ==========    ==========   ==========

Ratio of Net Charge-Offs to Average Net Loans Outstanding ..          0.15%        0.26%         0.13%         0.34%        0.32%
                                                                ==========   ==========    ==========    ==========   ==========

Allocation of Reserve for Loan Loss (dollars in thousands):

                                                                           December 31,
                                         --------------------------------------------------------------------------------
                                             2001              2000            1999            1998             1997
                                         --------------   --------------  --------------  ---------------  --------------
                                                  % of             % of            % of            % of             % of
                                         Amount  Total    Amount  Total   Amount  Total   Amount   Total   Amount   Total
                                         ------- ------   ------ -------  ------- ------  ------- -------  ------- ------
Real Estate-Construction................ $   220   3.7%   $  230    4.6%  $    91   2.0%  $    52    1.5%  $    52   1.5%

Real Estate-Other.......................   2,790  47.1%    2,124   42.2%    1,804  39.4%    1,291   36.2%    1,087  32.3%

Commercial Loans........................   1,399  23.6%    1,561   31.0%    1,558  34.1%    1,182   33.2%    1,181  35.0%

Loans to Individuals....................   1,420  24.0%    1,097   21.8%    1,077  23.5%    1,017   28.5%    1,040  30.9%

Unallocated.............................      97   1.6%       21    0.4%       45   1.0%       22    0.6%       10   0.3%
                                         ------- ------   ------ -------  ------- ------  ------- -------  ------- ------

Balance at End of Period................ $ 5,926   100%   $5,033    100%  $ 4,575   100%  $ 3,564    100%  $ 3,370   100%
                                         ======= ======   ====== =======  ======= ======  ======= =======  ======= ======


                See "Consolidated Financial Statements - Note 6.
                  Loans and Reserve for Possible Loan Losses."

NONPERFORMING ASSETS

       Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The OREO consists of three real estate properties. The Company is actively marketing the properties and they are not held for investment purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines:


                                                                NONPERFORMING ASSETS

                                                                    December 31,
                                                  ------------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                  --------  --------  --------  --------  --------
                                                               (dollars in thousands)
Loans 90 Days Past Due:
   Real Estate..................................  $    404  $    577  $    233  $    412  $    454
   Loans to Individuals.........................       211        43        58        44       232
   Commercial...................................       330       599        48       120        56
                                                  --------  --------  --------  --------  --------
                                                       945     1,219       339       576       742
                                                  --------  --------  --------  --------  --------

Loans on Nonaccrual:
   Real Estate..................................       506       336         -         2       108
   Loans to Individuals.........................       235       216       281       263       177
   Commercial...................................       155        78       422       167     1,059
                                                  --------  --------  --------  --------  --------
                                                       896       630       703       432     1,344
                                                  --------  --------  --------  --------  --------

Restructured Loans:
   Real Estate..................................       130       160       178       197       214
   Loans to Individuals.........................        91       151       214       222       189
   Commercial...................................        62        78        56        54        32
                                                  --------  --------  --------  --------  --------
                                                       283       389       448       473       435
                                                  --------  --------  --------  --------  --------

Total Nonperforming Loans.......................     2,124     2,238     1,490     1,481     2,521

Other Real Estate Owned.........................        65        43       140       195       364
Repossessed Assets..............................       213       196       209       326       206
                                                  --------  --------  --------  --------  --------

Total Nonperforming Assets......................  $  2,402  $  2,477  $  1,839  $  2,002  $  3,091
                                                  ========  ========  ========  ========  ========

Percentage of Total Assets......................      0.19%     0.22%     0.18%     0.23%     0.54%

Percentage of Loans and Leases,
   Net of Unearned Income.......................      0.45%     0.51%     0.47%     0.63%     1.04%

       Total nonperforming assets decreased $75,000 or 3.0% between December 31, 2000 and December 31, 2001. Nonperforming assets as a percentage of assets decreased .03% from the previous year and as a percentage of loans decreased ..06%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2001 in the opinion of management, the Company had $397,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:



                                                    Valuation     Carrying
                                         Total      Allowance      Value
                                        -------     ---------     --------
                                                  (in thousands)
Real Estate Loans .................     $   506     $      68     $    438
Commercial Loans ..................         155            11          144
Loans to Individuals ..............         235            35          200
                                        -------     ---------     --------

Balance at December 31, 2001 ......     $   896     $     114     $    782
                                        =======     =========     ========


                                                    Valuation     Carrying
                                         Total      Allowance      Value
                                        -------     ---------     --------
                                                  (in thousands)
Real Estate Loans..................     $   336     $      32     $    304
Commercial Loans...................          78            20           58
Loans to Individuals...............         216            29          187
                                        -------     ---------     --------

Balance at December 31, 2000.......     $   630     $      81     $    549
                                        =======     =========     ========

       For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was approximately $801,000 and $567,000, respectively. During the years ended December 31, 2001 and 2000, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $70,000, $122,000 and $125,000 for the years ended December 31, 2001, 2000 and 1999, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $113,000, $138,000 and $137,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented:

                                              Years Ended December 31,
                                        ------------------------------------
                                          2001          2000          1999
                                        --------      --------      --------
                                                   (in thousands)
Balance at beginning of year ......     $     --      $     61      $    658
    Acquisition of OREO ...........            8            --            61
    Disposition of OREO ...........           (8)          (61)         (658)
                                        --------      --------      --------
Balance at end of year ............     $     --      $     --      $     61
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

       The following table sets forth the carrying amount of investment securities, mortgage-backed securities and marketable equity securities at December 31, 2001 and 2000:

                                                     December 31,
                                               -----------------------
Available for Sale:                               2001         2000
                                               ----------   ----------
                                                    (in thousands)
U.S. Treasury .............................    $   11,065   $    6,015
U.S. Government Agencies...................        21,229        3,502
Mortgage-backed Securities:
   Direct Govt. Agency Issues..............       407,077      254,667
   Other Private Issues....................        47,001       14,619
State and Political Subdivisions...........       126,421       45,150
Other Stocks and Bonds.....................        21,390       22,336
                                               ----------   ----------
      Total................................    $  634,183   $  346,289
                                               ==========   ==========

                                                     December 31,
                                               -----------------------
Held to Maturity:                                 2001         2000
                                               ----------   ----------
                                                    (in thousands)
U.S. Government Agencies...................    $       --   $   39,888
Mortgage-backed Securities:
   Direct Govt. Agency Issues..............            --       67,498
   Other Private Issues....................            --       75,463
State and Political Subdivisions...........            --       54,994
Other Stocks and Bonds.....................            --        9,626
                                               ----------   ----------
      Total................................    $       --   $  247,469
                                               ==========   ==========

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

       The combined Investment securities, mortgage-backed securities, and marketable equity securities portfolio increased to $634.2 million on December 31, 2001, compared to $593.8 million on December 31, 2000, an increase of $40.4 million or 6.8%. Mortgage-backed securities increased $41.8 million or 10.1% during 2001 when compared to 2000. State and Political Subdivisions increased $26.3 million or 26.2% during 2001. U.S. Treasury securities increased during 2001 compared to 2000 by $5.1 million or 84.0%, U. S. Government Agency securities decreased $22.2 million or 51.1%. Other stocks and bonds decreased $10.6 million or 33.1% in 2001 compared to 2000 due to sales of corporate bonds which more than offset increases of $1.1 million or 5.2% due to FHLB Dallas stock dividends and purchases in 2001 compared to 2000. During 2001, interest rates declined and the yield curve steepened as short-term interest rates decreased significantly more than long-term interest rates. The Company used this low interest rate environment to reposition the securities portfolio in an attempt to reduce the overall duration. Several lower coupon, longer duration mortgage-backed securities were replaced with higher coupon or shorter duration mortgage-backed securities. Long duration U. S. Government agency securities were replaced with long duration municipal securities. Specific municipal securities with final maturities greater than twenty years and larger blocks of long term municipal security zero coupon bonds were both replaced with thirteen to twenty year coupon municipal securities.

         On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities into the available for sale category and the trading category. Southside sold the securities transferred into the trading category during the first quarter of 2001. The effect of selling the securities in the trading category is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. During 2001, Southside sold available for sale securities which resulted in realized gains of $4.1 million or an after tax gain of $2.7 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

       During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, during the first half of 2000 primarily through the purchase of securities without incurring significant additional interest rate risk. The options associated with these CDs provided the Bank with valuable balance sheet opportunities. The higher cost associated with these callable CDs had a negative impact on net interest spread during the five quarters ended June 30, 2001. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield approximately that of the brokered CDs.

       During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40% and an average life of approximately 4.9 years. As a result, the Company's interest expense on this $54.6 million declined after the CDs were called.

       The market value of the Securities portfolio at December 31, 2001 was $634.2 million, which represented a net unrealized gain on that date of $9.0 million. The net unrealized gain was comprised of $10.6 million in unrealized gains and $1.6 million of unrealized losses. Net unrealized gains and losses on AFS securities, which is a component of Shareholders' Equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on Shareholders' Equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

       During the month ended January 31, 2000, the Company transferred securities totaling $91.7 million from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million were investment securities and $70.5 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, at the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2001 or 2000. There were no securities classified as HTM for the year ended December 31, 2001.

       The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2001 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                  MATURING OR REPRICING
                                     -------------------------------------------------------------------------------

                                                            After 1 But         After 5 But
                                        Within 1 Yr.       Within 5 Yrs.       Within 10 Yrs.        After 10 Yrs.
                                     -----------------   -----------------   ------------------   ------------------
Available For Sale:                   Amount    Yield     Amount    Yield     Amount     Yield     Amount     Yield
                                     --------  -------   --------  -------   --------   -------   --------   -------
                                                                   (dollars in thousands)
U.S. Treasury......................  $  5,954     1.94%  $  5,111     3.52%  $     --        --   $     --        --
U.S. Government Agencies...........    14,929     1.82%     6,300     4.46%        --        --         --        --
Mortgage-backed Securities.........   161,379     5.73%   243,309     5.78%    45,366      5.77%     4,024      5.73%
State and Political Subdivisions...       581     7.44%     3,461     7.73%     3,834      7.99%   118,545      7.28%
Other Stocks and Bonds.............    21,027     3.00%       103     7.42%        --        --        260      3.34%
                                     --------            --------            --------             --------

     Total.........................  $203,870     5.06%  $258,284     5.73%  $ 49,200      5.94%  $122,829      7.22%
                                     ========            ========            ========             ========

DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $37.3 million or 5.2% in total deposits during 2001 provided the Company with funds for a portion of the growth in loans. Time deposits decreased $534,000 or 0.2% during 2001 compared to 2000. This decrease was due to $54.6 million of brokered CDs called during the second quarter ended June 30, 2001. Time deposits not including brokered CDs increased $54.1 million or 18.5% during 2001 compared to 2000, due in part to State of Texas time deposits increasing $27.1 million. Noninterest bearing demand deposits increased $4.9 million or 2.9% during 2001. Interest bearing demand deposits increased $27.4 million or 14.9% and Saving Deposits increased $5.6 million or 23.4% during 2001. The latter three categories, which are considered the lowest cost deposits, comprised 54.4% of total deposits at December 31, 2001 compared to 51.9% at December 31, 2000. The increase in total deposits was reflective of overall bank growth and branch expansion.

       The following table sets forth the Company's deposits by category at December 31, 2001 and 2000:

                                                     December 31,
                                               -----------------------
                                                  2001         2000
                                               ----------   ----------
                                                     (in thousands)
Noninterest Bearing Demand Deposits.........   $  171,802   $  166,899
Interest Bearing Demand Deposits............      210,742      183,383
Savings Deposits............................       29,628       24,007
Time Deposits...............................      345,782      346,316
                                               ----------   ----------

        Total Deposits......................   $  757,954   $  720,605
                                               ==========   ==========

       During the year ended December 31, 2001, total time deposits of $100,000 or more decreased $11.8 million or 7.8% from December 31, 2000. This decrease was due to $54.6 million of brokered CDs called during the second quarter ended June 30, 2001. Total time deposits of $100,000 or more not including brokered CDs actually increased $42.8 million or 44.4% during 2001 compared to 2000 due in part to State of Texas time deposits increasing $27.1 million.

       The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2001 and 2000:

                                              December 31, 2001                 December 31, 2000
                                     ---------------------------------  ---------------------------------
                                         Time       Other                   Time       Other
                                     Certificates    Time               Certificates   Time
                                      of Deposit   Deposits    Total     of Deposit   Deposits    Total
                                     ------------  --------  ---------  ------------  --------  ---------
                                                                 (in thousands)
Three months or less................ $     30,450  $ 18,500  $  48,950  $     22,671  $    377  $  23,048
Over three to six months............       24,044    21,000     45,044        16,603    12,000     28,603
Over six to twelve months...........       19,265       459     19,724        27,076       459     27,535
Over twelve months..................       25,669        --     25,669        71,956        --     71,956
                                     ------------  --------  ---------  ------------  --------  ---------

        Total....................... $     99,428  $ 39,959  $ 139,387  $    138,306  $ 12,836  $ 151,142
                                     ============  ========  =========  ============  ========  =========

       Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $13.7 million or 8.7% during 2001 when compared to 2000. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

                                                                             Years Ended December 31,
                                                                       ----------------------------------
                                                                         2001        2000          1999
                                                                       ---------   ---------    ---------
                                                                            (dollars in thousands)
Federal Home Loan Bank ("FHLB") Dallas short-term advances
   Balance at end of period.......................................     $ 114,177   $ 148,940    $ 181,222
   Average amount outstanding during the period (1)...............       165,100     156,265      155,719
   Maximum amount outstanding during the period...................       207,744     188,899      186,500
   Weighted average interest rate during the period (2)...........           4.3%        6.3%         5.3%
   Interest rate at end of period.................................           3.3%        6.1%         5.3%


(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.


       Long-term Obligations primarily consisting of FHLB Dallas advances and junior subordinated debentures increased $81.1 million during 2001 to $297.7 million or a 37.4% increase when compared to $216.6 million in 2000. The increase was primarily the result of the Company replacing $54.6 million of long-term callable brokered CDs the Company called during 2001 with long-term FHLB Dallas advances. The Company also added additional long-term FHLB Dallas advances as long-term interest rates decreased.

       On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $9.52 per common share. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

       On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 preferred securities (the "junior subordinated debentures") at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities have a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

THE BANKING INDUSTRY IN TEXAS

       The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market caused a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's the East Texas economy entered into a recovery and growth period that continued throughout the year 2000. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. During 2001 the economy in the Bank's trade territory has shown some signs of slowing but appears stable. The two areas of concern are the nationwide economic slowdown or recession and the personal bankruptcy rate. Management expects these trends to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete more vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998 federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions have a competitive advantage. Currently, the Company must compete against several institutions located in East Texas and elsewhere in the Company's service area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company expects the competition to increase.

EMPLOYEES

       At December 31, 2001, the Company employed approximately 388 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 2001, were as follows:

B. G. Hartley (Age 72), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 54), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Company's subsidiary, Southside Bank since 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

Robbie N. Edmonson (Age 69), Vice Chairman of the Board of the Company and the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 50), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Company's subsidiary, Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 45), Executive Vice President and Chief Financial Officer of the Company and of the Company's subsidiary, Southside Bank. He is also a Director of Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

       All the individuals named above serve in their capacity as officers of the Company and/or Southside Bank at the pleasure of each entities' Board of Directors.

SUPERVISION AND REGULATION

       Banking is a complex, highly regulated industry. Consequently, the Company's growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities. These authorities include, but are not limited to, the board of governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Department of Banking of the State of Texas, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

       The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Bank and the Company establishes a comprehensive framework for the Company's respective operations and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds, the Bank's depositors and the public, rather than the Company's shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Southside

       General. As bank holding companies under the Bank Holding Company Act of 1956, as amended, the Company and Southside Delaware are registered with and subject to regulation by the Federal Reserve. The Company and Southside Delaware are both required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company and Southside Delaware.

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

       The Modernization Act. Traditionally, the activities of bank holding companies had been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, amended the Bank Holding Company Act and expanded the types of activities in which a bank holding company may engage by electing to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." In addition to traditional lending activities, activities that are deemed "financial in nature" include securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve considers to be closely related to banking.

       A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is "well managed" and has at least a "satisfactory" rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company elects to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

       In a similar manner, the Modernization Act expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a "financial subsidiary" if the bank and each of its depository institution affiliates are "well capitalized", "well managed" and have at least a "satisfactory" rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally are limited to 45% of the total assets of the bank, and these investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and this type of subsidiary are subject to a number of limitations.

       Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. All implementing regulations under the Modernization Act have not yet become effective in final form, and the Company cannot predict the full sweep of the new legislation and have not yet determined whether it will elect to become a financial holding company or if the Company will conduct any activities through financial subsidiaries.

       Interstate Banking. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, Texas banking laws permit a bank holding company which owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas. This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas. The Company has no present plans to acquire or establish banks outside the State of Texas but have not eliminated the possibility of doing so.

       Capital Adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as Southside Delaware and the Company, and the Federal Deposit Insurance Corporation monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider the Company's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank.

       The Federal Reserve's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

       The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital, and the Tier 1 component must comprise at least 50% of qualifying total capital.

       Under regulatory capital guidelines, the Company must maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. As of December 31, 2001, the Company's total risk-based capital ratio was 17.08%, the Company's Tier 1 risk-based capital ratio was 13.44% and the Company's leverage capital ratio was 6.50%.

       The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets and that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

       Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the bank through Southside Delaware. The Company's sources of income are dividends paid by the Bank. The Company must pay all of its operating expenses from funds the Company received from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. In addition, in November 1985 the Federal Reserve adopted a policy statement concerning payment of cash dividends, which generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. The Company is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Company maintain an adequate level of capital as described above.

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

       USA Patriot Act of 2001. On October 26, 2001, President Bush signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the "Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within ninety days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a "shell bank." Proposed regulations interpreting other provisions of the Patriot Act are expected to be issued during 2002.

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

       Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on the business of the Bank.

       In 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Texas law permits interstate branching in two manners, with certain exceptions. First, a financial institution with its main office outside of Texas may establish a branch in the State of Texas by acquiring a financial institution located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition. In addition, a financial institution with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the financial institution's main office is located in a state that would permit Texas institutions to establish a branch on a de novo basis in that state.

       The Federal Deposit Insurance Corporation has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

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

       Dividends. All dividends paid by the Bank are paid to the Company, the sole indirect shareholder of the Bank, through Southside Delaware. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

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

       The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on the Banks future profitability, which cannot be accurately estimated or assured.

       Capital Adequacy. In 1990, the federal Banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously.

       Community Reinvestment Act. Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the Federal Deposit Insurance Corporation is charged with preparing a written evaluation of the Bank's record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An unsatisfactory Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks have a Community Reinvestment Act rating of at least satisfactory. The Bank was last examined for compliance with the Community Reinvestment Act on October 9, 2001 and received a rating of "outstanding."

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

       Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation's "prompt corrective action" regulations divides banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

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

       Deposit Insurance. The Bank's deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the Federal Deposit Insurance Corporation imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. There is currently a 27 basis point spread between the highest and the lowest assessment rates, so that banks classified as strongest were subject in 2001 to 0% assessment, and banks classified as weakest were subject to an assessment rate of .27%. In addition to the insurance assessment, each insured bank was subject in 2001 to an assessment of approximately $1.90 per one hundred dollars of deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Under these assessment criteria, the Bank was required to pay annual deposit premiums to the Bank Insurance Fund in 2001 in the amount of $1.90 per hundred dollars of deposits. The Bank's deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

       All of the above laws and regulations add to the cost of the Company's operations and thus have a negative impact on profitability. You should note that there has been a tremendous expansion experienced in recent years by financial service providers that are not subject to the same rules and regulations as are applicable to Southside Delaware and the Company. The Company's management and the Bank's management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

CAPITAL GUIDELINES

       Southside Bank is regulated by the TDB and the FDIC. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

       On December 31, 2001, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 2001 were in excess of the minimum requirements.

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

ITEM 2.  PROPERTIES

         Southside Bank owns or operates the following properties:

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

         o Longview main branch and motor bank facility at 2001 Judson Road in Longview, Texas.

         o Property on U.S. Highway 69 in Lindale, Texas, where the Company constructed a branch facility complete with motor bank facilities.

         o Property in Whitehouse, Texas, where the Company constructed a branch facility complete with motor bank facilities.

         o Twenty-five Automatic Teller Machines (ATM) facilities located throughout Smith and Gregg Counties.

         The Company completed the construction of the Lindale branch and motor bank facility on Highway 69 during the fourth quarter of 2001. Construction of the branch and motor bank facility in Whitehouse was completed and the branch opened during February 2002. The Company opened a third full service branch in a grocery store in Longview in January 2002.

         The Company currently operates full service banks in eight grocery stores in the following locations:

         o        One in Lindale, Texas

         o        Three in Longview, Texas

         o        Four in Tyler, Texas

ITEM 3.  LEGAL PROCEEDINGS

       Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 2001, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

       The Company's common stock began trading on the Nasdaq National Market on May 14, 1998 under the symbol "SBSI." Prior to that the Company's common stock was not actively traded on any established public trading market. The high/low prices shown below represent the closing prices on the Nasdaq National Market for the period from January 1, 2000 to December 31, 2001. During the third quarter of 2001, the Company declared and paid a 5% stock dividend. During the second and fourth quarter of 2000, the Company declared and paid a two for one stock split and a 5% stock dividend, respectively. During the third quarter of 1999, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

   Year Ended            1st qtr.        2nd qtr.        3rd qtr.           4th qtr.
-----------------     -------------   -------------   --------------    ---------------
December 31, 2001     $ 8.93 - 7.74   $ 9.53 - 8.64   $ 12.30 - 9.73    $ 12.78 - 12.05
December 31, 2000     $ 8.56 - 7.59   $ 9.00 - 7.56   $  7.97 - 6.98    $  8.01 -  6.65

       See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

       There were approximately 1,075 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2002.

DIVIDENDS

       Cash dividends declared and paid were $0.25 and $0.225 per share for the years ended December 31, 2001 and 2000, respectively. Cash dividends declared and paid were $.20 per share for the year ended December 31, 1999. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2001, 2000 and 1999. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2001. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report.

                                                                As of and For the Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                       2001        2000         1999         1998           1997
                                                   -----------  -----------  -----------  -----------   -----------
                                                                   (in thousands, except per share data)
Investment Securities............................  $   158,818  $   161,285  $   182,452  $   132,794   $    71,835
                                                   ===========  ===========  ===========  ===========   ===========

Mortgage-backed and Related Securities...........  $   454,078  $   412,247  $   347,574  $   341,004   $   141,413
                                                   ===========  ===========  ===========  ===========   ===========

Loans, Net of Reserve for Loan Loss..............  $   531,972  $   476,402  $   382,871  $   316,159   $   292,665
                                                   ===========  ===========  ===========  ===========   ===========

Total Assets.....................................  $ 1,276,737  $ 1,151,881  $ 1,012,565  $   876,329   $   571,189
                                                   ===========  ===========  ===========  ===========   ===========

Deposits.........................................  $   757,954  $   720,605  $   587,544  $   515,034   $   462,674
                                                   ===========  ===========  ===========  ===========   ===========

Long-term Obligations............................  $   297,663  $   216,595  $   194,704  $   176,027   $    28,547
                                                   ===========  ===========  ===========  ===========   ===========

Interest & Deposit Service Income................  $    87,559  $    83,463  $    67,468  $    49,030   $    39,168
                                                   ===========  ===========  ===========  ===========   ===========

Net Income.......................................  $    11,731  $     9,825  $     7,924  $     5,351   $     5,006
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Basic................  $      1.49  $      1.23  $      0.98  $      0.66   $      0.61
                                                   ===========  ===========  ===========  ===========   ===========

Net Income Per Common Share-Diluted..............  $      1.26  $      1.18  $      0.95  $      0.63   $      0.59
                                                   ===========  ===========  ===========  ===========   ===========

Cash Dividends Declared Per Common Share.........  $      0.25  $     0.225  $      0.20  $      0.20   $      0.20
                                                   ===========  ===========  ===========  ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 2001, 2000 and 1999 and financial condition as of December 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CRITICAL ACCOUNTING POLICIES

       The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgements and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgements and assumptions made by management, actual results could differ from these judgements and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

       The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to Item 1 entitled Loan Loss Experience and Reserve for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

FINANCIAL CONDITION

       Total assets increased $124.9 million or 10.8% to $1.3 billion at December 31, 2001 from $1.2 billion at December 31, 2000. The increase was primarily attributable to a $55.6 million increase in net loans and a $40.4 million increase in the securities portfolio. The securities portfolio totaled $634.2 million at December 31, 2001 compared to $593.8 million at December 31, 2000. At December 31, 2001, net loans were $532.0 million compared to $476.4 million at December 31, 2000. The increase in loans and securities was funded primarily by FHLB Dallas advances and deposits.

       Nonperforming assets at December 31, 2001 totaled $2.4 million, representing 0.19% of total assets, compared to $2.5 million or 0.22% of total assets at December 31, 2000. Nonaccruing loans increased to $896,000 and the ratio of nonaccruing loans to total loans increased to 0.17% at December 31, 2001 as compared to $630,000 and 0.13% at December 31, 2000. Other real estate owned increased to $65,000 at December 31, 2001 from $43,000 at December 31, 2000. Loans 90 days past due at December 31, 2001 totaled $945,000 compared to $1.2 million at December 31, 2000, a decrease of $274,000. Restructured loans at December 31, 2001 totaled $283,000 compared to $389,000 at December 31, 2000, a decrease of $106,000.

       Deposits increased $37.3 million to $758.0 million at December 31, 2001 from $720.6 million at December 31, 2000. FHLB Dallas advances were $374.9 million at December 31, 2000, a $46.3 million increase from $328.6 million at December 31, 2000. Short-term FHLB Dallas advances decreased $34.8 million to $114.2 million at December 31, 2001 from $148.9 million at December 31, 2000. Long-term FHLB Dallas advances increased $81.1 million to $260.7 million at December 31, 2001 from $179.6 million at December 31, 2000. Other borrowings at December 31, 2001 and 2000 totaled $65.4 million and $44.3 million, respectively, and at December 31, 2001 consisted of $28.4 million short-term borrowings, $17.0 million of Long-term Junior Subordinated Convertible Debentures and $20.0 million of Long-term Junior Subordinated Debentures.

       On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $9.52 per common share. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

       On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 preferred securities (the "junior subordinated debentures") at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities have a distribution rate of 8.50% per annum payable at the end of each calendar quarter.

       Shareholders' equity at December 31, 2001 totaled $68.6 million compared to $51.7 million at December 31, 2000. The increase primarily reflects the net income recorded for the year ended December 31, 2001 and an increase in the accumulated other comprehensive income of $9.2 million, partially offset by the repurchase of 314,025 shares of the outstanding stock at an average price of $10.04 per share and the payment of cash dividends.

       During 2001 the economy in the Bank's trade territory has shown some signs of slowing but appears stable. The two areas of concern are the nationwide economic slowdown or recession and the personal bankruptcy rate. Management expects these trends to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

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

       The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets. On the liability side, the Company will attempt to gradually reduce Federal Home Loan Bank borrowings as a percentage of total deposits. The intended net result is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under ALCO scenarios modeled.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 2001 COMPARED
                              TO DECEMBER 31, 2000

OVERVIEW

       During the year ended December 31, 2001, the Company's net income increased $1.9 million or 19.4% to $11.7 million, from $9.8 million for the same period in 2000. The increase in net income was primarily attributable to an increase in noninterest income and net interest income due to the increase in earning assets. Noninterest income increased primarily due to the gain on securities available for sale and increases in deposit services income. These increases were partially offset by an increase in noninterest expense, provision for loan losses and the cumulative effect of change in accounting principle due to the implementation of FAS 133 in 2001. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of several new branches. Earnings per share of $1.26 represented an increase of $0.08 or 6.8% over the year ended December 31, 2000.

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

       Net interest income for the year ended December 31, 2001 was $30.6 million, an increase of $1.3 million or 4.6% compared to the same period in 2000. Average interest earning assets increased $145.0 million or 14.5%, while the net yield on average earning assets decreased from 3.22% at December 31, 2000 to 2.96% at December 31, 2001. As interest rates decreased during 2001, the Company's premium mortgage-backed securities decreased in yield as prepayment speeds increased. This decrease in yield, along with the decrease in the yield on average loans, combined to decrease the net yield on average earning assets.

       During the year ended December 31, 2001, average loans, funded by the growth in average deposits, increased $75.9 million or 17.5%, compared to the same period in 2000. The average yield on loans decreased from 8.45% at December 31, 2000 to 8.17% at December 31, 2001, reflective of an overall decrease in interest rates. The increase in interest income on loans of $4.5 million or 12.3% was the result of the increase in average loans.

       Average investment and mortgage-backed securities increased $68.3 million or 12.6% for the year ended December 31, 2001 when compared to the same period in 2000. This increase was primarily a result of increasing the Company's leverage strategy to offset interest expense associated with the convertible preferred securities issued in November 2000. The overall yield on average securities decreased to 6.36% during the year ended December 31, 2001 from 7.35% during the same period in 2000, due in part to increased prepayment speeds on mortgage-backed securities which led to increased amortization expense. The repositioning of the securities portfolio in an attempt to lower duration also decreased the overall yield on the securities portfolio. Interest income on investment and mortgage-backed securities decreased $910,000 in 2001 or 2.4% compared to 2000 due to the decrease in the average yield of securities during 2001, which more than offset the increase in the average balance.

       Interest income from marketable equity securities, federal funds and other interest earning assets decreased $789,000 or 44.0% for the year ended December 31, 2001 when compared to 2000 as a result of lower rates in 2001 and a special dividend of $304,000 in 2000 on the Company's FHLB Dallas stock which more than offset the average balance increase of 3.1%.

       During the year ended December 31, 2001, the mix of the Company's interest earning assets reflected an increase in loans compared to the prior year end as loans averaged 44.6% of total average interest earning assets compared to 43.5% during 2000, a direct result of significant loan growth. Securities averaged 55.1% of the total and other interest earning asset categories averaged 0.3% for December 31, 2001. During 2000 the comparable mix was 56.1% in securities and 0.4% in the other interest earning asset categories.

       Total interest expense increased $1.4 million or 3.1% to $47.6 million during the year ended December 31, 2001 as compared to $46.1 million during the same period in 2000. The increase was attributable to an increase in average interest bearing liabilities of $110.5 million or 12.8%. Average interest bearing deposits increased $58.3 million or 11.8% while the average rate paid decreased from 4.81% at December 31, 2000 to 4.49% at December 31, 2001. Average time deposits increased $40.5 million or 13.2% while the average rate paid decreased 29 basis points. Average interest bearing demand deposits increased $13.6 million or 8.2% and average savings deposits increased $4.2 million or 18.8%. Average noninterest bearing demand deposits increased during 2001 $20.9 million or 14.4%. The latter three categories, which are considered the lowest cost deposits, comprised 51.7% of total average deposits during the year ended December 31, 2001 compared to 52.0% during 2000 and 56.6% during 1999. The increase in average total deposits is reflective of overall bank growth and branch expansion.

       During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring significant additional interest rate risk. The higher cost associated with these callable CDs had a negative impact on net interest spread during the five quarters ended June 30, 2001. The options associated with these CDs provided the bank with valuable balance sheet opportunities. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield approximately that of the brokered CDs.

       During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40% and an average life of approximately 4.9 years. As a result, the Company's interest expense on this $54.6 million declined after the CDs were called.

       During the second quarter ended June 30, 2000, the bank introduced a new Platinum Money Market Deposit Account. This account pays a higher rate on larger deposit balances than the bank's other money market account. As deposits shift to the new money market account, the higher interest cost associated with this change will have a negative impact on net interest margin. The bank hopes to attract new deposits due to the competitive rate of this account. While the interest rate on this account is higher than the Company's previous money market account, the interest rate is comparable to short-term borrowings from the FHLB.

       The following table sets forth the Company's deposit averages by category for the years ended December 31, 2001, 2000 and 1999:

                                                                   COMPOSITION OF DEPOSITS

                                                                   Years Ended December 31,
                                                   ------------------------------------------------------
                                                         2001               2000               1999
                                                   ----------------   ----------------   ----------------
                                                                  (dollars in thousands)
                                                    AVG.       AVG.      AVG.     AVG.     AVG.      AVG.
                                                    BALANCE   YIELD    BALANCE   YIELD    BALANCE   YIELD
                                                   ---------  -----   ---------  -----   ---------  -----
Noninterest Bearing Demand Deposits..............  $ 166,828    N/A   $ 145,883    N/A   $ 137,499    N/A
Interest Bearing Demand Deposits.................    179,438   2.54%    165,790   2.99%    147,878   2.83%
Savings Deposits.................................     26,380   2.35%     22,207   2.57%     19,272   2.56%
Time Deposits....................................    348,190   5.66%    307,663   5.95%    233,354   5.08%
                                                   ---------          ---------          ---------

     Total Deposits..............................  $ 720,836   3.45%  $ 641,543   3.72%  $ 538,003   3.08%
                                                   =========          =========          =========

       Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, were $170.2 million, an increase of $9.0 million or 5.6% for the year ended December 31, 2001 when compared to the same period in 2000. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $28.7 million or 15.3% during the year ended December 31, 2001 as compared to $187.0 million at December 31, 2000. The long-term advances were obtained from the FHLB Dallas primarily to replace long-term brokered CDs called during the second quarter ended June 30, 2001. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

       Average long-term junior subordinated convertible debentures were $17.0 million for the year ended December 31, 2001 compared to $2.4 million for the same period in 2000. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

       Average long term junior subordinated debentures remained the same at $20 million from December 31, 2000 to December 31, 2001.

       Average long-term and short-term interest bearing liabilities other than deposits increased $52.2 million or 14.1%, a direct result of replacing the long-term brokered CDs called during the second quarter ended June 30, 2001 with long-term FHLB Dallas advances. This increase contributed to the higher interest expense in 2001, as well as providing the primary source of funding for the increase in average investment, mortgage-backed and marketable equity securities.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 2001, 2000 and 1999. The information should be reviewed in conjunction with the other financial statements. Two major components affecting the Company's earnings are the interest earning assets and interest bearing liabilities. A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                                                    AVERAGE BALANCES AND YIELDS
                                                                       (dollars in thousands)
                                                                             Years Ended
                                  ------------------------------------------------------------------------------------------------
                                          December 31, 2001                December 31, 2000                December 31, 1999
                                  ------------------------------   ------------------------------   ------------------------------
                                      AVG.                 AVG.        AVG.                  AVG.       AVG.                  AVG.
ASSETS                              BALANCE     INTEREST   YIELD     BALANCE     INTEREST   YIELD     BALANCE     INTEREST   YIELD
------                            -----------   --------   -----   -----------   --------   -----   -----------   --------   -----
INTEREST EARNING ASSETS:
Loans(1)(2) ..................... $   510,468   $ 41,693    8.17%  $   434,559   $ 36,733    8.45%  $   341,466   $ 28,290    8.28%
Securities:
Inv. Sec. (Taxable)(4) ..........      37,585      2,062    5.49%       77,971      5,446    6.98%       73,806      4,391    5.95%
Inv. Sec. (Tax-Exempt)(3)(4) ....      96,283      7,193    7.47%       88,462      7,147    8.08%       91,084      6,756    7.42%
Mortgage-backed Sec.(4) .........     475,443     29,507    6.21%      374,531     27,155    7.25%      358,258     22,080    6.16%
Marketable Equity Sec ...........      20,746        854    4.12%       19,351      1,553    8.03%       17,180        911    5.30%
Interest Earning Deposits .......         977         58    5.94%          964         65    6.74%        2,936        175    5.96%
Federal Funds Sold ..............       2,145         93    4.34%        2,838        176    6.20%        4,914        247    5.03%
                                  -----------   --------           -----------   --------           -----------   --------
Total Interest Earning Assets ...   1,143,647     81,460    7.12%      998,676     78,275    7.84%      889,644     62,850    7.06%
                                                --------                         --------                         --------
NONINTEREST EARNING ASSETS:
Cash and Due From Banks .........      32,849                           31,621                           29,548
Bank Premises and Equipment .....      25,552                           21,952                           19,891
Other Assets ....................      24,320                           17,815                           11,961
   Less: Reserve for Loan Loss ..      (5,572)                          (4,944)                          (4,040)
                                  -----------                      -----------                      -----------

Total Assets .................... $ 1,220,796                      $ 1,065,120                      $   947,004
                                  ===========                      ===========                      ===========

LIABILITIES AND SHAREHOLDERS'
EQUITY:

INTEREST BEARING LIABILITIES:
 Savings Deposits ............... $    26,380        621    2.35%  $    22,207        570    2.57%  $    19,272        493    2.56%
 Time Deposits ..................     348,190     19,714    5.66%      307,663     18,307    5.95%      233,354     11,866    5.08%
 Interest Bearing
    Demand Deposits .............     179,438      4,557    2.54%      165,790      4,958    2.99%      147,878      4,186    2.83%
 Short-term Interest
    Bearing Liabilities .........     170,184      7,302    4.29%      161,162     10,177    6.31%      162,287      8,535    5.26%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas .....     215,674     12,186    5.65%      187,011     10,211    5.46%      175,028      9,236    5.28%
 Long-term Junior Subordinated
    Convertible Debentures ......      16,950      1,483    8.75%        2,447        214    8.75%           --         --
 Long-term Junior
    Subordinated Debentures .....      20,000      1,700    8.50%       20,000      1,700    8.50%       20,000      1,700    8.50%
                                  -----------   --------           -----------   --------           -----------   --------
 Total Interest Bearing
    Liabilities .................     976,816     47,563    4.87%      866,280     46,137    5.33%      757,819     36,016    4.75%
                                                --------                         --------                         --------
NONINTEREST BEARING LIABILITIES:
Demand Deposits .................     166,828                          145,883                          137,499
Other Liabilities ...............      14,400                           10,480                            9,956
                                  -----------                      -----------                      -----------
Total Liabilities ...............   1,158,044                        1,022,643                          905,274

SHAREHOLDERS' EQUITY ............      62,752                           42,477                           41,730
                                  -----------                      -----------                      -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ........... $ 1,220,796                      $ 1,065,120                      $   947,004
                                  ===========                      ===========                      ===========

NET INTEREST INCOME .............               $ 33,897                         $ 32,138                         $ 26,834
                                                ========                         ========                         ========

NET YIELD ON AVERAGE
 EARNING ASSETS ...................                         2.96%                            3.22%                            3.02%
                                                           =====                            =====                            =====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2) Interest income includes taxable-equivalent adjustments of $991, $494 and $92 as of December 31, 2001, 2000 and 1999, respectively.
(3) Interest income includes taxable-equivalent adjustments of $2,287, $2,363 and $2,070 as of December 31, 2001, 2000 and 1999, respectively.
(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: For the years ended December 31, 2001, 2000 and 1999, loans totaling $896, $630 and $703, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

                                                                                 Years Ended December 31,
                                                                                   2001 Compared to 2000
                                                                        ----------------------------------------
                                                                          Average        Average       Increase
                                                                           Volume         Yield       (Decrease)
                                                                        ------------   -----------   -----------
INTEREST INCOME:
   Loans (1)........................................................... $      6,235   $    (1,275)  $     4,960
   Investment Securities (Taxable).....................................       (2,393)         (991)       (3,384)
   Investment Securities (Tax-Exempt) (1)..............................          606          (560)           46
   Mortgage-backed Securities..........................................        6,630        (4,278)        2,352
   Marketable Equity Securities........................................          105          (804)         (699)
   Federal Funds Sold..................................................          (37)          (46)          (83)
   Interest Earning Deposits...........................................            1            (8)           (7)
                                                                        ------------   -----------   -----------
      Total Interest Income............................................       11,147        (7,962)        3,185
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................          101           (50)           51
   Time Deposits.......................................................        2,326          (919)        1,407
   Interest Bearing Demand Deposits....................................          386          (787)         (401)
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................          543        (3,418)       (2,875)
   FHLB Dallas Advances................................................        1,609           366         1,975
   Long-term Junior Subordinated Convertible Debentures................        1,269            --         1,269
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................        6,234        (4,808)        1,426
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      4,913   $    (3,154)  $     1,759
                                                                        ============   ===========   ===========



                                                                                 Years Ended December 31,
                                                                                   2000 Compared to 1999
                                                                        ----------------------------------------
                                                                          Average        Average       Increase
                                                                           Volume         Yield       (Decrease)
                                                                        ------------   -----------   -----------
INTEREST INCOME:
   Loans (1)........................................................... $      7,858   $       585   $     8,443
   Investment Securities (Taxable).....................................          258           797         1,055
   Investment Securities (Tax-Exempt) (1)..............................         (199)          590           391
   Mortgage-backed Securities..........................................        1,039         4,036         5,075
   Marketable Equity Securities........................................          127           515           642
   Federal Funds Sold..................................................         (120)           49           (71)
   Interest Earning Deposits...........................................         (130)           20          (110)
                                                                        ------------   -----------   -----------
      Total Interest Income............................................        8,833         6,592        15,425
                                                                        ------------   -----------   -----------

INTEREST EXPENSE:
   Savings Deposits....................................................           75             2            77
   Time Deposits.......................................................        4,198         2,243         6,441
   Interest Bearing Demand Deposits....................................          527           245           772
   Federal Funds Purchased and Other
      Interest Bearing Liabilities.....................................          (60)        1,702         1,642
   FHLB Dallas Advances................................................          647           328           975
   Long-term Junior Subordinated Convertible Debentures................          214            --           214
                                                                        ------------   -----------   -----------
      Total Interest Expense...........................................        5,601         4,520        10,121
                                                                        ------------   -----------   -----------
   Net Interest Earnings............................................... $      3,232   $     2,072   $     5,304
                                                                        ============   ===========   ===========


     (1) Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

     NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the period ended December 31, 2001 was $1.7 million compared to $1.6 million for December 31, 2000. For the year ended December 31, 2001, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $774,000, a decrease of 30.3% compared to December 31, 2000. For the year ended December 31, 2000, net charge-offs on loans were $1.1 million.

       The decrease in net charge-offs for 2001 is reflective of the decrease in charge-offs and the increase in recoveries. Net charge-offs for commercial loans decreased $428,000 from December 31, 2000 more than offsetting the increase in net charge-offs for loans to individuals of $81,000 from December 31, 2000.

       As of December 31, 2001, the Company's review of the loan portfolio indicates that a loan loss reserve of $5.9 million is adequate.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2001 and the comparable year ended December 31, 2000 and indicates the percentage changes:


                                                                             Years Ended
                                                                            December 31,
                                                                     ---------------------------     Percent
                                                                         2001           2000         Change
                                                                     ------------   ------------    --------
                                                                       (dollars in thousands)
Deposit services..................................................   $      9,377   $      8,045        16.6%
Gains (losses) on sales of securities available for sale..........          4,073           (535)      861.3%
Trust income......................................................            961            726        32.4%
Other.............................................................          2,305          1,991        15.8%
                                                                     ------------   ------------

Total noninterest income..........................................   $     16,716   $     10,227        63.4%
                                                                     ============   ============

       Total noninterest income for the year ended December 31, 2001 increased 63.4% or $6.5 million compared to 2000. Securities gains increased $4.6 million or 861.3% from 2000. Of the $4.1 million in net securities gains from the AFS portfolio in 2001, there were $2.1 million in realized losses and $6.2 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at repositioning and reducing the overall duration of the securities portfolio and maximizing the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2001, interest rates declined and the yield curve steepened as short-term interest rates decreased significantly more than long-term interest rates. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to lower the overall duration. Several lower coupon, longer duration mortgage-backed securities were replaced with higher coupon or shorter duration mortgage-backed securities. Long duration U. S. Government agency securities were replaced with long duration municipal securities. Specific municipal securities with maturities greater than twenty years and larger blocks of long-term municipal security zero coupon bonds were replaced with thirteen to twenty year coupon municipal securities.

       The increase in deposit services income of $1.3 million or 16.6% was a result of the overdraft privilege program, increased numbers of deposit accounts and increased deposit activity. Trust income increased $235,000 or 32.4% due to growth in the Trust department. Other noninterest income increased $314,000 or 15.8% primarily as a result of increases in bank owned life insurance income and an increase in mortgage servicing release fees income. During the fourth quarter ended December 31, 2001, the Company purchased Bank Owned Life Insurance in the amount of $15 million on all of its eligible Bank and Company officers at the level of Vice President and above. The increase in cash surrender value is shown as a component of noninterest income.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2001 and the comparable year ended December 31, 2000 and indicates the percentage changes:

                                                                             Years Ended
                                                                            December 31,
                                                                     ----------------------------     Percent
                                                                         2001            2000         Change
                                                                     ------------    ------------    --------
                                                                       (dollars in thousands)
Salaries and employee benefits....................................   $     17,696    $     15,165        16.7%
Net occupancy expense.............................................          3,358           2,947        13.9%
Equipment expense.................................................            734             659        11.4%
Advertising, travel and entertainment.............................          1,650           1,623         1.7%
Supplies..........................................................            615             563         9.2%
Professional fees.................................................            617             545        13.2%
Other.............................................................          4,749           3,952        20.2%
                                                                     ------------    ------------

Total noninterest expense.........................................   $     29,419    $     25,454        15.6%
                                                                     ============    ============

       Noninterest expense for the year ended December 31, 2001 increased $4.0 million or 15.6% when compared to the year ended December 31, 2000. Salaries and employee benefits increased $2.5 million or 16.7% due to several factors. Direct salary expense and payroll taxes increased $1.4 million or 10.9% as a result of branch expansion, overall bank growth and pay increases. Retirement expense increased $850,000 or 148.6% for the year ended December 31, 2001 due to increased numbers of participants, actuarial assumptions and a lower return on plan assets. Health and life insurance expense increased $282,000 or 15.8% for the year ended December 31, 2001 due to increased health claims expense and reinsurance costs.

       Net occupancy expense increased $411,000 or 13.9% for the year ended December 31, 2001 compared to the same period in 2000, largely due to higher real estate taxes, depreciation expense and branch expansion.

       Equipment expense increased $75,000 or 11.4% for the year ended December 31, 2001 when compared to 2000 due to additional locations. Supplies expense increased $52,000 or 9.2% as a result of bank growth and branch expansion. Professional fees increased $72,000 or 13.2% due to additional internal audit, loan review and data processing related fees.

       Other expense increased $797,000 or 20.2% during the year ended December 31, 2001 compared to 2000. The increase was due primarily to increases in dues to directors, ATM fees, bank analysis fees, trust expense, and costs associated with the Bank's website and online banking. Also, costs associated with the Company's junior subordinated debentures increased.

INCOME TAXES

       Income tax expense was $3.5 million for the year ended December 31, 2001 and represented an $864,000 or 32.5% increase from the year ended December 31, 2000. The effective tax rate as a percentage of pre-tax income was 21.7% in 2001, 21.3% in 2000 and 20.2% in 1999. The increase in the effective tax rate and income tax expense for 2001 was primarily a result of higher taxable income.

                 DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

OVERVIEW

       During the year ended December 31, 2000, the Company's net income increased $1.9 million or 24.0% to $9.8 million, from $7.9 million for the same period in 1999. The increase in net income was primarily attributable to an increase in interest income due to a more favorable net interest spread and the growth in earning assets. Noninterest income, not including gains or losses on sales of securities, also grew due to deposit services income. These increases were partially offset by an increase in noninterest expense and losses on sales of securities. Earnings per share of $1.18 represented an increase of $0.23 or 24.2% over the year ended December 31, 1999.

NET INTEREST INCOME

       Net interest income increased $4.6 million or 18.7% for the year ended December 31, 2000 compared to the same period in 1999.

       Interest income for the year ended December 31, 2000 increased $14.7 million or 24.3% to $75.4 million compared to the same period in 1999. The increased interest income in 2000 was attributable to the increase in average interest earning assets during the year.

       Average interest earning assets, totaling $998.7 million at December 31, 2000, increased $109.0 million or 12.3% over December 31, 1999 primarily as a result of increases in average loans and, to a lesser extent, average investment and mortgage-backed securities. During the year ended December 31, 2000 the mix of the Company's interest earning assets reflected an increase in loans compared to the prior year end as loans averaged 43.5% of total average interest earning assets compared to 38.4% during 1999, a direct result of significant loan growth. Securities averaged 56.1% of the total and other interest earning asset categories averaged 0.4% for December 31, 2000. During 1999 the comparable mix was 60.7% in securities and 0.9% in the other interest earning asset categories.

       The overall yield on investment, mortgage-backed and marketable equity securities increased 105 basis points to 7.37% during 2000 compared to the same period in 1999, due in part to decreased prepayment speeds on premium mortgage-backed securities which led to decreased amortization expense, combined with a restructuring of a portion of the securities portfolio into higher yielding securities due to higher overall interest rates.

       The average yield on average interest earning assets increased 78 basis points during the year ended December 31, 2000 as compared to 1999 primarily as a result of the increase in the average yield on loans and the increase in the overall mix of earning assets with higher yielding securities. The average yield on loans for the year ended December 31, 2000 increased to 8.45% from 8.28% for the year ended December 31, 1999. This increase was reflective of an overall increase in interest rates.

       Interest income on loans increased $8.0 million or 28.5% compared to 1999 due to the increase in average loans and average yield on loans during 2000.

       Interest income on securities increased $6.9 million in 2000 or 21.4% compared to 1999 primarily due to the increase in the average securities and the increase in the average yield on securities during 2000.

       The increase in interest expense for the year ended December 31, 2000 of $10.1 million or 28.1% was attributable to an increase in average interest bearing liabilities of $108.5 million or 14.3% and an increase in the average yield on interest bearing liabilities from 4.75% at December 31, 1999 to 5.33% at December 31, 2000. Average interest bearing deposits increased $95.2 million or 23.8% while the average rate paid increased from 4.13% at December 31, 1999 to 4.81% at December 31, 2000. Average time deposits increased $74.3 million or 31.8% while the average rate paid increased 87 basis points along with an increase in average interest bearing demand deposits of $17.9 million or 12.1% and an increase in average savings deposits of $2.9 million or 15.2%. Average noninterest bearing demand deposits increased $8.4 million or 6.1% during 2000. The latter three categories, which are considered the lowest cost deposits, comprised 52.0% of total average deposits during the year ended December 31, 2000 compared to 56.6% during 1999 and 54.2% during 1998. The increase in average total deposits is reflective of overall bank growth, brokered CD issuance, branch expansion, and except for the brokered CDs issued, was the primary source of funding the increase in average loans.

       Average long-term junior subordinated convertible debentures were $2.4 million for the year ended December 31, 2000 compared to zero for the same period in 1999. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter. This increase in Average Long-term Junior Subordinated Convertible Debentures contributed to the higher average rate paid in 2000 when compared to 1999.

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

PROVISION FOR LOAN LOSSES

       The provision for loan losses at December 31, 2000 and 1999 was $1.6 million and $1.5 million, respectively. For the year ended December 31, 2000, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $1.1 million, an increase of 149.7% compared to December 31, 1999. For the year ended December 31, 1999, net charge-offs on loans were $445,000.

       The increase in net charge-offs for 2000 is reflective of the overall growth in the Company's loan portfolio and the low level of net charge-offs for 1999. Net charge-offs for commercial loans and loans to individuals both increased. As of December 31, 2000, the Company's review of the loan portfolio indicated that a loan loss reserve of $5.0 million was adequate.

NONINTEREST INCOME

       The following table sets forth the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2000 and the comparable year ended December 31, 1999 and indicates the percentage changes:


                                                                          Years Ended
                                                                         December 31,
                                                                  ---------------------------     Percent
                                                                      2000           1999         Change
                                                                  ------------   ------------    --------
                                                                    (dollars in thousands)
Deposit services..............................................    $      8,045   $      6,780        18.7%
(Losses) gain on sales of securities available for sale.......            (535)           149      (459.1%)
Trust income..................................................             726            631        15.1%
Other.........................................................           1,991          1,672        19.1%
                                                                  ------------   ------------
     Total Noninterest Income.................................    $     10,227   $      9,232        10.8%
                                                                  ============   ============


       Total noninterest income for the year ended December 31, 2000 increased 10.8% or $1.0 million compared to 1999. Securities losses increased $684,000 or 459.1% from 1999. Of the $535,000 in net securities losses from the AFS portfolio in 2000, there were $1.5 million in realized losses and $1.0 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at maximizing the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the mix of the securities portfolio. As rates increased during 2000, lower yielding securities were sold and replaced with higher yielding securities. The increase in deposit services income of $1.3 million or 18.7% was a result of the introduction of an overdraft privilege program in June 1997 and a free checking account program introduced during the first quarter of 1999, which increased overdraft fees, increased numbers of deposit accounts and increased deposit activity. Trust income increased $95,000 or 15.1% due to growth in the Trust department. Other noninterest income increased $319,000 or 19.1% primarily as a result of increases in credit card income, official check fee income and other fee income.

NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2000 and the comparable year ended December 31, 1999 and indicates the percentage changes:

                                                                             Years Ended
                                                                             December 31,
                                                                     ----------------------------     Percent
                                                                         2000           1999          Change
                                                                     ------------    ------------    --------
                                                                       (dollars in thousands)
Salaries and employee benefits....................................   $     15,165    $     13,427        12.9%
Net occupancy expense.............................................          2,947           2,655        11.0%
Equipment expense.................................................            659             537        22.7%
Advertising, travel and entertainment.............................          1,623           1,322        22.8%
Supplies..........................................................            563             494        14.0%
Professional fees.................................................            545             591        (7.8%)
Other.............................................................          3,952           3,498        13.0%
                                                                     -------------   ------------

Total noninterest expense.........................................   $     25,454    $     22,524        13.0%
                                                                     =============   ============

       Noninterest expense for the year ended December 31, 2000 increased $2.9 million or 13.0% when compared to the year ended December 31, 1999. Salaries and employee benefits increased $1.7 million or 12.9% due to several factors. Direct salary expense and payroll taxes increased $1.5 million or 13.2% as a result of overall bank growth and pay increases. Retirement expense decreased $189,000 or 25.3% for the year ended December 31, 2000 due to actuarial assumptions and a higher return on plan assets. Deferred compensation expense decreased $198,000 or 93.9% due to changes in deferred compensation plans expensed during 1999. Health and life insurance expense increased $634,000 or 55.5% for the year ended December 31, 2000 due to increased health claims expense.

       Net occupancy expense increased $292,000 or 11.0% for the year ended December 31, 2000 compared to the same period in 1999, largely due to higher real estate taxes and depreciation expense.

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

       Other expense increased $454,000 or 13.0% during the year ended December 31, 2000 compared to 1999. The increase was due primarily to ATM fees and telephone expense due to added locations. In addition, bank exam and bank analysis fees increased due to bank asset and transaction growth. Also, costs associated with the Company's junior subordinated debentures increased.


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

       Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2001, these investments were 20.1% of Total Assets, as compared with 15.5% for December 31, 2000, and 13.0% for December 31, 1999. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring the Company's interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

       The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. The table on page 43 shows interest sensitivity gaps for four different intervals as of December 31, 2001.

       In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of December 31, 2001, were within policy guidelines. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment assumptions and changes in spreads. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Nonaccrual loans are not included in the Loan totals. All instruments are classified as other than trading.

                             EXPECTED MATURITY DATE
                             (dollars in thousands)


                                                                  Years Ending December 31,
                        ------------------------------------------------------------------------------------------------------------
                                                                                                                             Fair
                            2002          2003          2004          2005          2006      Thereafter       Total        Value
                        -----------   -----------   -----------   -----------   -----------   -----------   -----------  -----------
Fixed Rate Loans ...... $   200,560   $    93,718   $    54,264   $    33,117   $    17,432   $    51,352   $   450,443  $   465,546
                               8.06%         7.91%         7.67%         7.45%         7.28%         6.26%         7.70%

Adjustable Rate
 Loans ................      35,844         2,675         5,960         8,766         9,471        23,843        86,559       86,559
                               5.25%         5.44%         5.42%         5.35%         5.14%        5.72%          5.40%
Mortgage-backed
Securities ............     157,184       103,217        67,538        44,011        28,543        53,585       454,078      454,078
                               5.78%         5.78%         5.78%         5.77%         5.77%         5.61%         5.76%
Investments and Other
Interest Earning
Assets ................      43,233        11,852           387         1,693         1,043       122,639       180,847      180,847
                               2.49%         4.17%         7.70%         8.05%         7.22%         7.29%         5.95%

Total Interest
Earning Assets ........ $   436,821   $   211,462   $   128,149   $    87,587   $    56,489   $   251,419   $ 1,171,927  $ 1,187,030
                               6.46%         6.63%         6.57%         6.41%         6.16%         6.57%         6.51%



Savings Deposits ...... $     2,963   $     1,481   $     1,481   $     1,481   $     1,481   $    20,741   $    29,628  $    28,118
                               1.65%         1.65%         1.65%         1.65%         1.65%         1.65%         1.65%

NOW Deposits ..........      38,402         4,166         4,166         4,166         4,166        58,328       113,394      106,587
                               1.61%         1.00%         1.00%         1.00%         1.00%         1.00%         1.21%

Money Market
Deposits ..............      20,607         6,869         6,869         6,869         6,869        20,606        68,689       67,891
                               1.80%         1.77%         1.77%         1.77%         1.77%         1.77%         1.78%

Platinum Money
Market ................      20,061         2,149         2,149         2,149         2,151            --        28,659       28,966
                               1.96%         1.95%         1.95%         1.95%         1.95%           --          1.96%

Certificates of
Deposit ...............     255,205        48,256        19,985        10,786        11,200           350       345,782      352,691
                               3.86%         5.09%         4.87%         6.53%         5.16%         6.50%         4.22%

FHLB Dallas Advances ..     114,758       110,867        57,233        18,920        29,616        43,496       374,890      379,589
                               3.32%         4.88%         4.69%         5.55%         5.37%         6.15%         4.59%

Other Borrowings ......      28,400            --            --            --            --        36,950        65,350       65,350
                               1.86%           --            --            --            --          8.61%         5.68%

Total Interest
Bearing Liabilities ... $   480,396   $   173,788   $    91,883   $    44,371   $    55,483   $   180,471   $ 1,026,392  $ 1,029,192
                               3.25%         4.66%         4.23%         4.47%         4.32%         3.97%         3.81%

         Residential fixed rate loans are assumed to have annual prepayment rates between 9% and 25% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 10% and 39%. Consumer loans are assumed to prepay at an annualized rate between 10% and 35%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 10% to 37%. At December 31, 2001, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2001, of the $454.1 million of mortgage-backed and related securities held by the Company, an aggregate of $449.9 million were secured by fixed-rate mortgage loans and an aggregate of $4.2 million were secured by adjustable-rate mortgage loans.

         The Company assumes 70% of savings accounts and transaction accounts at December 31, 2001, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at December 31, 2001 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

         The following table sets forth certain information as of December 31, 2001 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

                                           1-3 Mos.         4-12 Mos.       1-5 Yrs.       Over 5 Yrs.        Total
                                         ------------     ------------    ------------    ------------    ------------
Rate Sensitive Assets (RSA)

Loans(1) .............................   $    158,421     $    128,698    $    198,531    $     51,352    $    537,002
Securities ...........................         82,145          121,725         258,284         172,029         634,183
Other Interest Earning Assets ........            742               --              --              --             742
                                         ------------     ------------    ------------    ------------    ------------
Total Rate Sensitive Assets ..........   $    241,308     $    250,423    $    456,815    $    223,381    $  1,171,927
                                         ============     ============    ============    ============    ============

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits ............   $    141,248     $    195,990    $    148,889    $    100,025    $    586,152
Other Interest Bearing Liabilities ...        100,505           42,653         216,636          80,446         440,240
                                         ------------     ------------    ------------    ------------    ------------
Total Rate Sensitive Liabilities .....   $    241,753     $    238,643    $    365,525    $    180,471    $  1,026,392
                                         ============     ============    ============    ============    ============

Gap (2) ..............................           (445)          11,780          91,290          42,910         145,535
Cumulative Gap .......................           (445)          11,335         102,625         145,535
Cumulative Ratio of RSA to RSL .......           1.00             1.02            1.12            1.14            1.14
Gap/Total Earning Assets .............           (0.0%)            1.0%            7.8%            3.7%           12.4%

================================================================================

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 2001.

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

CAPITAL RESOURCES

         Total Shareholders' Equity at December 31, 2001 of $68.6 million increased 32.7% or $16.9 million from December 31, 2000 and represented 5.4% of total assets at December 31, 2001 compared to 4.5% at December 31, 2000. The increase in the percent of Shareholders' Equity to Total Assets is a result of the increase in the unrealized gains in the securities portfolio and the increase in net income.

         Net income for 2001 of $11.7 million was the major contributor to the increase in Shareholders' Equity at December 31, 2001 along with the net increase in unrealized gains of $9.2 million on AFS securities and the issuance of $895,000 in common stock (143,856 shares) through the Company's dividend reinvestment plan and incentive stock option plan. Decreases to Shareholders' Equity consisted of $1.9 million in dividends paid and the purchase of $3.2 million in treasury stock (314,025 shares). The Company purchased treasury stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 2001, the Company issued a 5% stock dividend, which had no net effect on Shareholders' Equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:


                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                               --------------------------   --------------------------   --------------------------
                                                  Amount        Ratio         Amount         Ratio          Amount        Ratio
                                               ------------  ------------   ------------  ------------   ------------  ------------
                                                                              (dollars in thousands)
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
   Consolidated .............................  $    102,996         17.08%  $     48,245          8.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     96,676         16.03%  $     48,243          8.00%  $     60,304         10.00%
                                               ============  ============   ============  ============   ============  ============

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated .............................  $     81,058         13.44%  $     24,122          4.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     90,862         15.07%  $     24,122          4.00%  $     36,182          6.00%
                                               ============  ============   ============  ============   ============  ============

Tier 1 Capital (to Average Assets) (1)
   Consolidated .............................  $     81,058          6.50%  $     49,858          4.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     90,862          7.29%  $     49,857          4.00%  $     62,321          5.00%
                                               ============  ============   ============  ============   ============  ============



As of December 31, 2000:

Total Capital (to Risk Weighted Assets)
   Consolidated .............................  $     94,817         16.63%  $     45,605          8.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     87,495         15.30%  $     45,741          8.00%  $     57,176         10.00%
                                               ============  ============   ============  ============   ============  ============

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated .............................  $     71,169         12.48%  $     22,802          4.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     82,758         14.47%  $     22,870          4.00%  $     34,306          6.00%
                                               ============  ============   ============  ============   ============  ============

Tier 1 Capital (to Average Assets) (1)
   Consolidated .............................  $     71,169          6.31%  $     45,148          4.00%           N/A           N/A
                                               ============  ============   ============  ============   ============  ============
   Bank Only ................................  $     82,758          7.33%  $     45,176          4.00%  $     56,470          5.00%
                                               ============  ============   ============  ============   ============  ============


(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

         The table below summarizes key equity ratios for the Company for the years ended December 31, 2001, 2000 and 1999.

                                                                  Years Ended December 31,
                                                          --------------------------------------
                                                             2001          2000          1999
                                                          ----------    ----------    ----------
Percentage of Net Income to:
   Average Total Assets ...............................          .96%          .92%          .84%
   Average Shareholders' Equity .......................        18.69%        23.13%        18.99%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic .........        16.78%        18.29%        20.41%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted .......        19.84%        19.07%        21.05%
Percentage of Average Shareholders'
   Equity to Average Total Assets .....................         5.14%         3.99%         4.41%

ACCOUNTING CHANGES

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 and its amendments are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

         In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standard No. 133," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standard No. 133, as amended. Financial Accounting Standard No. 138 amends the accounting and reporting standards of Financial Accounting Standard No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process.

         On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities into the available for sale category and the trading category. Southside sold the securities transferred into the trading category during the first quarter of 2001. The effect of selling the securities in the trading category is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. During 2001, Southside sold available for sale securities which resulted in realized gains of $4.1 million or an after tax gain of $2.7 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 8 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   The information required under this item beginning on page 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 18, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)
           1. Financial Statements

                  The following consolidated financial statements of Southside
              Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Income for the years ended
                     December 31, 2001, 2000 and 1999.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 2001, 2000 and 1999.
                  Notes to Consolidated Financial Statements.

         2.       Financial Statement Schedules

                           All schedules are omitted because they are not
                  applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.       Exhibits

                       Exhibit
                         No.
                     -----------
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

              **     10 (a)(i)   -   Deferred Compensation Plan for B. G. Hartley effective February
                                     13, 1984, as amended June 28, 1990, December 15, 1994, November
                                     20, 1995, December 21, 1999 and June 29, 2001 (filed as Exhibit
                                     10(a)(i) to the Registrant's Form 10-Q for the quarter ended June
                                     30, 2001, and incorporated herein by reference).

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

              **     10 (g)     -    Post Retirement Agreement for B. G. Hartley effective June 20,
                                     2001 (filed as Exhibit 10(g) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

              *      21         -    Subsidiaries of the Registrant.

              *      23         -    Consent of Independent Accountants.

             ----------
              *   Filed herewith.

             ** Compensation plan, benefit plan or employment contract or arrangement.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOUTHSIDE BANCSHARES, INC.

                           BY: /s/ B. G. HARTLEY
                               -------------------------------------------------
                                    B. G. Hartley, Chairman of the Board
                                    and Director (Principal Executive Officer)

                               /s/ LEE R. GIBSON
                               -------------------------------------------------
                                    Lee R. Gibson, CPA, Executive Vice President
                                    and Chief Financial Officer (Principal
DATED: March 7, 2002                Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                             Title                         Date
              ---------                             -----                         ----
         /s/ B. G. HARTLEY                   Chairman of the Board             March 7, 2002
   -------------------------------------     and Director
            (B. G. Hartley)


         /s/ ROBBIE N. EDMONSON              Vice Chairman of the Board        March 7, 2002
   -------------------------------------     and Director
            (Robbie N. Edmonson)


         /s/ SAM DAWSON                      President and Secretary           March 7, 2002
   -------------------------------------     and Director
            (Sam Dawson)


         /s/ FRED E. BOSWORTH                Director                          March 7, 2002
   -------------------------------------
            (Fred E. Bosworth)


         /s/ HERBERT C. BUIE                 Director                          March 7, 2002
   -------------------------------------
            (Herbert C. Buie)


         /s/ ROLLINS CALDWELL                Director                          March 7, 2002
   -------------------------------------
            (Rollins Caldwell)


         /s/ MICHAEL D. GOLLOB               Director                          March 7, 2002
   -------------------------------------
            (Michael D. Gollob)


         /s/ W. D. (JOE) NORTON              Director                          March 7, 2002
   -------------------------------------
            (W. D. (Joe) Norton)


         /s/ PAUL W. POWELL                  Director                          March 7, 2002
   -------------------------------------
            (Paul W. Powell)


         /s/ WILLIAM SHEEHY                  Director                          March 7, 2002
   -------------------------------------
            (William Sheehy)

                        Report of Independent Accountants



To the Shareholders and Board of Directors of Southside Bancshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements on January 1, 2001, the Company changed its method of accounting for debt and equity securities.



/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
March 4, 2002

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                            December 31,        December 31,
                                                                               2001                 2000
                                                                          ---------------     ---------------
                                     ASSETS
Cash and due from banks ..............................................    $        52,681     $        38,800
Investment securities:
   Available for sale ................................................            158,818              56,777
   Held to maturity, at cost (market value $0 and $107,650) ..........                 --             104,508
                                                                          ---------------     ---------------
     Total Investment securities .....................................            158,818             161,285
Mortgage-backed and related securities:
   Available for sale ................................................            454,078             269,286
   Held to maturity, at cost (market value $0 and $145,826) ..........                 --             142,961
                                                                          ---------------     ---------------
     Total Mortgage-backed securities and related securities .........            454,078             412,247
Marketable equity securities:
   Available for sale ................................................             21,287              20,226
Loans:
   Loans,  net of unearned discount ..................................            537,898             481,435
   Less:  reserve for loan losses ....................................             (5,926)             (5,033)
                                                                          ---------------     ---------------
     Net Loans .......................................................            531,972             476,402
Premises and equipment, net ..........................................             27,748              25,475
Interest receivable ..................................................              8,622               9,117
Deferred tax asset ...................................................                 --               2,922
Other assets .........................................................             21,531               5,407
                                                                          ---------------     ---------------

     TOTAL ASSETS ....................................................    $     1,276,737     $     1,151,881
                                                                          ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ...............................................    $       171,802     $       166,899
   Interest bearing ..................................................            586,152             553,706
                                                                          ---------------     ---------------
     Total Deposits ..................................................            757,954             720,605
Short-term obligations:
   Federal funds purchased ...........................................             25,900               5,025
   FHLB Dallas advances ..............................................            114,177             148,940
   Other obligations .................................................              2,500               2,278
                                                                          ---------------     ---------------
     Total Short-term obligations ....................................            142,577             156,243
Long-term obligations:
   FHLB Dallas advances ..............................................            260,713             179,645
   Junior subordinated convertible debentures ........................             16,950              16,950
   Junior subordinated debentures ....................................             20,000              20,000
                                                                          ---------------     ---------------
     Total Long-term obligations .....................................            297,663             216,595
Deferred tax liability ...............................................              1,634                  --
Other liabilities ....................................................              8,324               6,743
                                                                          ---------------     ---------------
     TOTAL LIABILITIES ...............................................          1,208,152           1,100,186
                                                                          ---------------     ---------------

     Commitments and Contingencies (Note 14 and 15)

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
           8,733,297 and 8,215,135 shares issued) ....................             10,917              10,269
   Paid-in capital ...................................................             35,195              30,226
   Retained earnings .................................................             25,133              19,891
   Treasury stock (920,577 and 606,552 shares at cost) ...............             (8,511)             (5,357)
   Accumulated other comprehensive gain (loss) .......................              5,851              (3,334)
                                                                          ---------------     ---------------
      TOTAL SHAREHOLDERS' EQUITY .....................................             68,585              51,695
                                                                          ---------------     ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................    $     1,276,737     $     1,151,881
                                                                          ===============     ===============


         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                            Years Ended December 31,
                                                                               -------------------------------------------------
                                                                                   2001              2000               1999
                                                                               -------------     -------------     -------------
Interest income
   Loans ..................................................................    $      40,702     $      36,239     $      28,198
   Investment securities ..................................................            6,968            10,230             9,077
   Mortgage-backed and related securities .................................           29,507            27,155            22,080
   Marketable equity securities ...........................................              854             1,553               911
   Other interest earning assets ..........................................              151               241               422
                                                                               -------------     -------------     -------------
         Total interest income ............................................           78,182            75,418            60,688
                                                                               -------------     -------------     -------------
Interest expense
   Deposits ...............................................................           24,892            23,835            16,545
   Short-term obligations .................................................            7,302            10,177             8,535
   Long-term obligations ..................................................           15,369            12,125            10,936
                                                                               -------------     -------------     -------------
         Total interest expense ...........................................           47,563            46,137            36,016
                                                                               -------------     -------------     -------------
Net interest income .......................................................           30,619            29,281            24,672
Provision for loan losses .................................................            1,667             1,569             1,456
                                                                               -------------     -------------     -------------
Net interest income after provision for loan losses .......................           28,952            27,712            23,216
                                                                               -------------     -------------     -------------
Noninterest income
   Deposit services .......................................................            9,377             8,045             6,780
   Gain (loss) on sales of securities available for sale ..................            4,073              (535)              149
   Trust income ...........................................................              961               726               631
   Other ..................................................................            2,305             1,991             1,672
                                                                               -------------     -------------     -------------
         Total noninterest income .........................................           16,716            10,227             9,232
                                                                               -------------     -------------     -------------
Noninterest expense
   Salaries and employee benefits .........................................           17,696            15,165            13,427
   Net occupancy expense ..................................................            3,358             2,947             2,655
   Equipment expense ......................................................              734               659               537
   Advertising, travel & entertainment ....................................            1,650             1,623             1,322
   Supplies ...............................................................              615               563               494
   Professional fees ......................................................              617               545               591
   Other ..................................................................            4,749             3,952             3,498
                                                                               -------------     -------------     -------------
         Total noninterest expense ........................................           29,419            25,454            22,524
                                                                               -------------     -------------     -------------
Income before federal tax expense .........................................           16,249            12,485             9,924
                                                                               -------------     -------------     -------------
Provision (benefit) for federal tax expense
   Current ................................................................            3,728             2,572             2,033
   Deferred ...............................................................             (204)               88               (33)
                                                                               -------------     -------------     -------------
         Total income taxes ...............................................            3,524             2,660             2,000
                                                                               -------------     -------------     -------------

Income before cumulative effect of change in accounting
        principle .........................................................           12,725             9,825             7,924
Cumulative effect of change in accounting principle,
         net of tax .......................................................             (994)               --                --
                                                                               -------------     -------------     -------------

Net Income ................................................................    $      11,731     $       9,825     $       7,924
                                                                               =============     =============     =============

Earnings Per Common Share:
Basic:
     Income before cumulative effect of change in accounting principle ....    $        1.62     $        1.23     $        0.98
     Cumulative effect of change in accounting principle, net of tax ......            (0.13)               --                --
                                                                               -------------     -------------     -------------
     Net income ...........................................................    $        1.49     $        1.23     $        0.98
                                                                               =============     =============     =============

Diluted:
     Income before cumulative effect of change in accounting principle ....    $        1.36     $        1.18     $        0.95
     Cumulative effect of change in accounting principle, net of tax ......            (0.10)               --                --
                                                                               -------------     -------------     -------------
     Net income ...........................................................    $        1.26     $        1.18     $        0.95
                                                                               =============     =============     =============


         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                   Accumulated
                                                                                                     Other
                                              Compre-                                                Compre-     Total
                                              hensive                                                hensive     Share-
                                              Income      Common    Paid in    Retained   Treasury   Income     holders'
                                              (Loss)      Stock     Capital    Earnings    Stock     (Loss)     Equity
                                             ---------   --------  ---------  ---------  ---------- ---------- ----------
Balance at December 31, 2000................ $          $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334) $  51,695
Net Income..................................    11,731                           11,731                           11,731
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   Note 3)..................................     9,241                                                  9,241      9,241
Minimum pension liability adjustment........       (56)                                                   (56)       (56)
                                             ---------
Comprehensive income........................ $  20,916
                                             =========
Common stock issued (143,856 shares)........                  180        715                                         895
Tax benefit of incentive stock options......                             123                                         123
Dividends paid on common stock..............                                     (1,890)                          (1,890)
Purchase of 314,025 shares of
   treasury stock...........................                                                (3,154)               (3,154)
Stock dividend..............................                  468      4,131     (4,599)                              --
                                                        ---------  ---------  ---------  ---------- ---------- ---------

Balance at December 31, 2001................            $  10,917  $  35,195  $  25,133  $  (8,511) $   5,851  $  68,585
                                                        =========  =========  =========  =========  =========  =========


Balance at December 31, 1999................ $          $   9,748  $  27,472  $  14,583  $  (4,544) $  (9,587) $  37,672
Net Income..................................     9,825                            9,825                            9,825
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   Note 3)..................................     6,277                                                  6,277      6,277
Minimum pension liability adjustment........       (24)                                                   (24)       (24)
                                             ---------
Comprehensive income........................ $  16,078
                                             =========
Common stock issued (53,964 shares).........                   67        343                                         410
Tax benefit of incentive stock options......                               6                                           6
Dividends paid on common stock..............                                     (1,658)                          (1,658)
Purchase of 94,050 shares of
   treasury stock...........................                                                  (813)                 (813)
Stock dividend..............................                  454      2,405     (2,859)                              --
                                                        ---------  ---------  ---------  ---------- ---------- ---------

Balance at December 31, 2000................            $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334) $  51,695
                                                        =========  =========- ========== =========  =========  =========


                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands, except share amounts)


                                                                                                    Accumulated
                                                                                                      Other
                                              Compre-                                                 Compre-     Total
                                              hensive                                                 hensive     Share-
                                              Income     Common     Paid in   Retained    Treasury    Income     holders'
                                              (Loss)     Stock      Capital   Earnings     Stock      (Loss)      Equity
                                             ---------  --------   ---------  ---------  ---------- ----------- ---------
Balance at December 31, 1998................ $          $   9,214  $  24,198  $  11,391  $  (3,158) $   4,768   $  46,413
Net Income..................................     7,924                            7,924                             7,924
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   Note 3)..................................   (14,352)                                               (14,352)    (14,352)
Minimum pension liability adjustment........        (3)                                                    (3)         (3)
                                             ---------
Comprehensive loss.......................... $  (6,431)
                                             =========
Common stock issued (77,012 shares).........                   96        360                                          456
Tax benefit of incentive stock options......                              29                                           29
Dividends paid on common stock..............                                     (1,409)                           (1,409)
Purchase of 148,150 shares of
   treasury stock...........................                                                (1,386)                (1,386)
Stock dividend..............................                  438      2,885     (3,323)
                                                        ---------  ---------  ---------  ---------- ----------  ----------

Balance at December 31, 1999................            $   9,748  $  27,472  $  14,583  $  (4,544) $  (9,587)  $  37,672
                                                        =========  =========- ========== =========  =========   =========



         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)


                                                                                            Years Ended December 31,
                                                                                    -----------------------------------------
                                                                                       2001           2000           1999
                                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income ....................................................................   $    11,731    $     9,825    $     7,924
  Adjustments to reconcile net cash provided by operations:
    Depreciation ................................................................         1,966          1,699          1,474
    Amortization of premium .....................................................         7,595          1,610          4,657
    Accretion of discount and loan fees .........................................        (1,301)        (2,043)        (1,774)
    Provision for loan losses ...................................................         1,667          1,569          1,456
    Tax benefit of incentive stock options ......................................           123              6             29
    Decrease (increase) in interest receivable ..................................           495         (1,554)        (1,498)
    (Increase) decrease in other assets .........................................       (16,085)          (636)           331
    (Increase) decrease in deferred tax asset ...................................          (176)           100            (33)
    (Decrease) increase in interest payable .....................................          (461)           517            702
    Increase (decrease) in other payables .......................................         2,179         (2,880)        (4,862)
    (Gain) loss on sale of securities available for sale ........................        (4,073)           535           (149)
    Gain on sale of assets ......................................................           (45)            --            (86)
    Gain on sale of other real estate owned .....................................            (6)           (17)          (129)
    Cumulative effect of change in accounting principle .........................           994             --             --
    Proceeds from sales of trading securities ...................................        99,595             --             --
                                                                                    -----------    -----------    -----------
        Net cash provided by operating activities ...............................       104,198          8,731          8,042

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale ..............       100,810         87,280         81,700
    Proceeds from sale of mortgage-backed securities available for sale .........       170,521        209,087        111,969
    Proceeds from maturities of investment securities available for sale ........        67,939          6,939         26,093
    Proceeds from maturities of mortgage-backed securities available for sale ...       164,532         38,449         89,702
    Proceeds from maturities of investment securities held to maturity ..........            --          8,430          3,347
    Proceeds from maturities of mortgage-backed securities held to maturity .....            --          4,991          2,357
    Purchases of investment securities available for sale .......................      (207,194)       (73,508)      (149,299)
    Purchases of mortgage-backed securities available for sale ..................      (424,780)      (308,826)      (222,610)
    Purchases of investment securities held to maturity .........................            --         (3,829)       (21,708)
    Purchases of mortgage-backed securities held to maturity ....................            --         (3,110)        (2,258)
    Purchases of marketable equity securities available for sale ................        (1,061)        (1,683)        (4,372)
    Net increase in loans .......................................................       (59,040)       (96,366)       (69,299)
    Purchases of premises and equipment .........................................        (4,256)        (5,868)        (4,200)
    Proceeds from sale of premises and equipment ................................            62             --            672
    Proceeds from sale of repossessed assets ....................................         1,381          1,003          1,290
    Proceeds from sale of other real estate owned ...............................           389            390            356
                                                                                    -----------    -----------    -----------
        Net cash used in investing activities ...................................      (190,697)      (136,621)      (156,260)

                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)


                                                                                      Years Ended December 31,
                                                                              -----------------------------------------
                                                                                 2001           2000            1999
                                                                              -----------    -----------    -----------
FINANCING ACTIVITIES:
  Net increase in demand and savings accounts .............................   $    37,882    $    43,873    $    47,765
  Net (decrease) increase in certificates of deposit ......................          (533)        89,188         24,745
  Proceeds from FHLB Dallas advances ......................................     4,975,117      1,071,180        258,100
  Repayment of FHLB Dallas advances .......................................    (4,928,812)    (1,098,521)      (176,201)
  Issuance of junior subordinated convertible debentures ..................            --         16,950             --
  Net increase (decrease) in federal funds purchased ......................        20,875          4,950         (4,093)
  Proceeds from the issuance of common stock ..............................           895            410            456
  Purchase of treasury stock ..............................................        (3,154)          (813)        (1,386)
  Dividends paid ..........................................................        (1,890)        (1,658)        (1,409)
                                                                              -----------    -----------    -----------
        Net cash provided by financing activities .........................       100,380        125,559        147,977
                                                                              -----------    -----------    -----------

  Net increase (decrease) in cash and cash equivalents ....................        13,881         (2,331)          (241)
  Cash and cash equivalents at beginning of year ..........................        38,800         41,131         41,372
                                                                              -----------    -----------    -----------
  Cash and cash equivalents at end of year ................................   $    52,681    $    38,800    $    41,131
                                                                              ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid ...........................................................   $    48,024    $    45,620    $    35,315
  Income taxes paid .......................................................   $     3,025    $     2,725    $     1,725


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other repossessed assets and real estate
      through foreclosure .................................................   $     1,803    $     1,266    $     1,131
  Transfer of held to maturity securities to trading securities ...........        99,792             --             --


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

         Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 2001. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

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

         Other Real Estate Owned. Other Real Estate Owned includes real estate acquired in full or partial settlement of loan obligations. Other Real Estate Owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair market value of the property. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the reserve for loan losses. Any subsequent reduction in fair market value is charged to results of operations through the Reserve for Losses on Other Real Estate Owned account. Costs of maintaining and operating foreclosed properties are expensed as incurred. Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

         Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensations cost is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board
         (FASB) published Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 1999, 2000 and 2001.

         Accounting Changes. On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS133). FAS133 and its amendments are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

         In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138, "Accounting for Derivative Instruments and Hedging Activities, an Amendment of Financial Accounting Standards Board Statement No. 133," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply Financial Accounting Standard No. 133, as amended. Financial Accounting Standard No. 138 amends the accounting and reporting standards of Financial Accounting Standard No. 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process.

         On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities into the available for sale category and the trading category. Southside sold the securities transferred into the trading category during the first quarter of 2001. The effect of selling the securities in the trading category is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. During 2001, Southside sold available for sale securities which resulted in realized gains of $4.1 million or an after tax gain of $2.7 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         General. Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income or equity.

2. Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                       2001           2000           1999
                                                                    -----------    -----------   -----------
Basic Earnings and Shares:
     Income before cumulative effect of
       accounting change ........................................   $    12,725    $     9,825   $     7,924
     Cumulative effect of change in accounting
       principle, net of tax ....................................          (994)            --            --
                                                                    -----------    -----------   -----------
     Net income .................................................   $    11,731    $     9,825   $     7,924
                                                                    ===========    ===========   ===========

     Weighted-average basic shares outstanding ..................         7,848          7,993         8,059
                                                                    ===========    ===========   ===========


Basic Earnings Per Share:
     Income before cumulative effect of
       accounting change ........................................   $      1.62    $      1.23   $      0.98
     Cumulative effect of change in accounting
       principle, net of tax ....................................         (0.13)            --            --
                                                                    -----------    -----------   -----------
     Net income .................................................   $      1.49    $      1.23   $      0.98
                                                                    ===========    ===========   ===========


Diluted Earnings and Shares:
     Income before cumulative effect
       of accounting change .....................................   $    12,725    $     9,825   $     7,924
     Add:  Applicable dividend on convertible debentures ........           979            142            --
                                                                    -----------    -----------   -----------
     Adjusted net income ........................................        13,704          9,967         7,924
     Cumulative effect of change in accounting
       principle, net of tax ....................................          (994)            --            --
                                                                    -----------    -----------   -----------
     Net income .................................................   $    12,710    $     9,967   $     7,924
                                                                    ===========    ===========   ===========


     Weighted-average basic shares outstanding ..................         7,848          7,993         8,059
     Add:  Stock options ........................................           428            207           259
           Convertible debentures ...............................         1,780            253            --
                                                                    -----------    -----------   -----------

     Weighted-average diluted shares outstanding ................        10,056          8,453         8,318
                                                                    ===========    ===========   ===========


Diluted Earnings Per Share:
     Income before cumulative effect of
        accounting change .......................................   $      1.36    $      1.18   $      0.95
     Cumulative effect of change in accounting
       principle, net of tax ....................................         (0.10)            --            --
                                                                    -----------    -----------   -----------
     Net income .................................................   $      1.26    $      1.18   $      0.95
                                                                    ===========    ===========   ===========

3. COMPREHENSIVE INCOME

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows (in thousands):


                                                                   Year Ended December 31, 2001
                                                          -----------------------------------------------
                                                            Before-Tax      Tax (Expense)    Net-of-Tax
                                                              Amount          Benefit          Amount
                                                          -------------    -------------    -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....   $      18,075    $      (6,146)   $      11,929
    Less:  reclassification adjustment for gains
       realized in net income .........................           4,073           (1,385)           2,688
                                                          -------------    -------------    -------------
    Net unrealized gains ..............................          14,002           (4,761)           9,241
Minimum pension liability adjustment ..................             (85)              29              (56)
                                                          -------------    -------------    -------------

Other comprehensive income ............................   $      13,917    $      (4,732)   $       9,185
                                                          =============    =============    =============


                                                                   Year Ended December 31, 2000
                                                          -----------------------------------------------
                                                            Before-Tax      Tax (Expense)    Net-of-Tax
                                                              Amount          Benefit          Amount
                                                          -------------    -------------    -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....   $       8,976    $      (3,052)   $       5,924
    Less:  reclassification adjustment for losses
       realized in net income .........................            (535)             182             (353)
                                                          -------------    -------------    -------------
    Net unrealized gains ..............................           9,511           (3,234)           6,277
Minimum pension liability adjustment ..................             (36)              12              (24)
                                                          -------------    -------------    -------------

Other comprehensive income ............................   $       9,475    $      (3,222)   $       6,253
                                                          =============    =============    =============



                                                                   Year Ended December 31, 1999
                                                          -----------------------------------------------
                                                            Before-Tax      Tax (Expense)    Net-of-Tax
                                                              Amount          Benefit          Amount
                                                          -------------    -------------    -------------
Unrealized losses on securities:
   Unrealized holding losses arising during period ....   $     (21,597)   $       7,343    $     (14,254)
    Less:  reclassification adjustment for gains
       realized in net income .........................             149              (51)              98
                                                          -------------    -------------    -------------
    Net unrealized losses .............................         (21,746)           7,394          (14,352)
Minimum pension liability adjustment ..................              (5)               2               (3)
                                                          -------------    -------------    -------------

Other comprehensive loss ..............................   $     (21,751)   $       7,396    $     (14,355)
                                                          =============    =============    =============


4. CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 and $4.5 million as of December 31, 2001 and 2000, respectively.

5. INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2001 and 2000 are reflected in the tables below (in thousands). There were no securities classified in the HTM category at December 31, 2001.


                                                                   AVAILABLE FOR SALE
                                           ---------------------------------------------------------------------
                                                                  Gross             Gross            Estimated
         December 31,                         Amortized        Unrealized        Unrealized           Market
            2001                                Cost              Gains            Losses             Value
                                           ---------------   ---------------   ---------------   ---------------
U.S. Treasury ..........................   $        11,000   $            67   $             2   $        11,065
U.S. Government Agencies ...............            21,101               135                 7            21,229
Mortgage-backed Securities:
  Direct Govt. Agency Issues ...........           401,207             7,098             1,228           407,077
  Other Private Issues .................            46,194               877                70            47,001
State and Political Subdivisions .......           124,249             2,415               243           126,421
Other Stocks and Bonds .................            21,387                 3                --            21,390
                                           ---------------   ---------------   ---------------   ---------------
  Total ................................   $       625,138   $        10,595   $         1,550   $       634,183
                                           ===============   ===============   ===============   ===============



                                                                   AVAILABLE FOR SALE
                                           ---------------------------------------------------------------------
                                                                  Gross             Gross            Estimated
         December 31,                         Amortized        Unrealized        Unrealized           Market
            2000                                Cost              Gains            Losses             Value
                                           ---------------   ---------------   ---------------   ---------------
U.S. Treasury ..........................   $         6,001   $            15   $             1   $         6,015
U.S. Government Agencies ...............             3,502                --                --             3,502
Mortgage-backed Securities:
  Direct Govt. Agency Issues ...........           250,190             4,598               121           254,667
  Other Private Issues .................            14,170               532                83            14,619
State and Political Subdivisions .......            43,609             1,741               200            45,150
Other Stocks and Bonds .................            22,327                 9                --            22,336
                                           ---------------   ---------------   ---------------   ---------------
  Total ................................   $       339,799   $         6,895   $           405   $       346,289
                                           ===============   ===============   ===============   ===============



                                                                    HELD TO MATURITY
                                           ---------------------------------------------------------------------
                                                                  Gross             Gross            Estimated
         December 31,                         Amortized        Unrealized        Unrealized           Market
            2000                                Cost              Gains            Losses             Value
                                           ---------------   ---------------   ---------------   ---------------
U.S. Government Agencies ...............   $        39,888   $           871   $           212   $        40,547
Mortgage-backed Securities:
  Direct Govt. Agency Issues ...........            67,498             2,069               136            69,431
  Other Private Issues .................            75,463             1,182               250            76,395
State and Political Subdivisions .......            54,994             2,353                 1            57,346
Other Stocks and Bonds .................             9,626               131                --             9,757
                                           ---------------   ---------------   ---------------   ---------------
  Total ................................   $       247,469   $         6,606   $           599   $       253,476
                                           ===============   ===============   ===============   ===============

Interest income recognized on securities for the years presented:


                                                        Years Ended December 31,
                                           ---------------------------------------------------
                                                2001              2000              1999
                                           ---------------   ---------------   ---------------
                                                             (in thousands)
U.S. Treasury ..........................   $           347   $           403   $           707
U.S. Government Agencies ...............             1,262             4,197             3,322
Mortgage-backed Securities .............            29,507            27,155            22,080
State and Political Subdivisions .......             5,114             4,913             4,698
Other Stocks and Bonds .................             1,099             2,270             1,261
                                           ---------------   ---------------   ---------------

Total interest income on securities ....   $        37,329   $        38,938   $        32,068
                                           ===============   ===============   ===============


During the month ended January 31, 2000, the Company transferred securities totaling $91.7 million from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million were investment securities and $70.5 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, at the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2001 or 2000. There were no securities classified as HTM for the year ended December 31, 2001.

On January 1, 2001, Southside adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, Southside transferred held to maturity securities into the available for sale category and the trading category. Southside sold the securities transferred into the trading category during the first quarter of 2001. The effect of selling the securities in the trading category is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. During 2001, Southside sold available for sale securities which resulted in realized gains of $4.1 million or an after tax gain of $2.7 million. These separate transactions allowed Southside to reduce the overall duration of and reposition the securities portfolio.

Of the $4.1 million in net securities gains from the AFS portfolio in 2001, there were $2.1 million in realized losses and $6.2 million in realized gains. Of the $535,000 in net securities losses on sales from the AFS portfolio in 2000, there were $1.5 million in realized losses and $1.0 million in realized gains. Of the $149,000 in net securities gains on sales from the AFS portfolio in 1999, there were $856,000 in realized gains and $707,000 in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 2001 are presented below. Mortgage-backed securities are presented in total by category.


                                                         Amortized        Aggregate
                                                           Cost           Fair Value
                                                     ---------------   ---------------
                                                                (in thousands)
Available for sale securities:
   Due in one year or less .......................   $        42,499   $        42,491
   Due after one year through five years .........            14,696            14,975
   Due after five years through ten years ........             3,699             3,834
   Due after ten years ...........................           116,843           118,805
                                                     ---------------   ---------------
                                                             177,737           180,105
Mortgage-backed securities .......................           447,401           454,078
                                                     ---------------   ---------------
      Total ......................................   $       625,138   $       634,183
                                                     ===============   ===============


Investment securities with book values of $376.2 million and $344.0 million were pledged as of December 31, 2001 and 2000, respectively, to collateralize FHLB Dallas advances, public and trust deposits or for other purposes as required by law.

6. LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:


                                                       December 31,      December 31,
                                                          2001              2000
                                                     ---------------   ---------------
Real Estate Loans:                                             (in thousands)
    Construction .................................   $        23,631   $        25,108
    1-4 family residential .......................           147,774           134,672
    Other ........................................           139,870           121,381
Commercial loans .................................            76,476            77,670
Municipal Loans ..................................            54,266            31,351
Loans to individuals .............................            96,233            92,607
                                                     ---------------   ---------------
Total loans ......................................           538,250           482,789
    Less:  Unearned income .......................               352             1,354
           Reserve for loan losses ...............             5,926             5,033
                                                     ---------------   ---------------
Net loans ........................................   $       531,972   $       476,402
                                                     ===============   ===============


The following is a summary of the Reserve for Loan Losses for the years ended December 31, 2001, 2000 and 1999:

                                                                  Years Ended December 31,
                                                     -----------------------------------------------------
                                                          2001                2000               1999
                                                     ---------------    ---------------    ---------------
                                                                        (in thousands)
Balance at beginning of year .....................   $         5,033    $         4,575    $         3,564
       Provision for loan losses .................             1,667              1,569              1,456
       Loans charged off .........................            (1,384)            (1,442)              (765)
       Recoveries of loans charged off ...........               610                331                320
                                                     ---------------    ---------------    ---------------
Balance at end of year ...........................   $         5,926    $         5,033    $         4,575
                                                     ===============    ===============    ===============


Nonaccrual loans at December 31, 2001 and 2000 were $896,000 and $630,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2001 and 2000 were $283,000 and $389,000, respectively.

For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was approximately $801,000 and $567,000, respectively. During the years ended December 31, 2001 and 2000, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $70,000, $122,000 and $125,000 for the years ended December 31, 2001, 2000 and
1999, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $113,000, $138,000 and $137,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:


                                                              Valuation     Carrying
                                                   Total      Allowance      Value
                                                ----------   ----------   ----------
                                                           (in thousands)
Real Estate .................................   $      506   $       68   $      438
Commercial Loans ............................          155           11          144
Loans to Individuals ........................          235           35          200
                                                ----------   ----------   ----------

Balance at December 31, 2001 ................   $      896   $      114   $      782
                                                ==========   ==========   ==========



                                                              Valuation     Carrying
                                                   Total      Allowance      Value
                                                ----------   ----------   ----------
                                                           (in thousands)
Real Estate .................................   $      336   $       32   $      304
Commercial Loans ............................           78           20           58
Loans to Individuals ........................          216           29          187
                                                ----------   ----------   ----------

Balance at December 31, 2000 ................   $      630   $       81   $      549
                                                ==========   ==========   ==========


7. BANK PREMISES AND EQUIPMENT

                                                              December 31,       December 31,
                                                                  2001              2000
                                                             ---------------   ---------------
                                                                       (in thousands)
Bank premises ............................................   $        29,409   $        27,002
Furniture and equipment ..................................            15,216            13,473
                                                             ---------------   ---------------

                                                                      44,625            40,475
Less accumulated depreciation ............................            16,877            15,000
                                                             ---------------   ---------------
         Total ...........................................   $        27,748   $        25,475
                                                             ===============   ===============


Depreciation expense was $1,966,000, $1,699,000 and $1,474,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense was $468,000, $447,000 and $424,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):


                            2002             $            350
                            2003                          317
                            2004                          209
                            2005                          187
                            2006                          147
                                             ----------------
                                             $          1,210
                                             ================

8. OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented:

                                                              Years Ended December 31,
                                                -----------------------------------------------------
                                                     2001               2000                1999
                                                ---------------    ---------------    ---------------
                                                                    (in thousands)
Balance at beginning of year ................   $            --    $            61    $           658
    Acquisition of OREO .....................                 8                 --                 61
    Disposition of OREO .....................                (8)               (61)              (658)
                                                ---------------    ---------------    ---------------
Balance at end of year ......................   $            --    $            --    $            61
                                                ===============    ===============    ===============


For the year ended December 31, 2001, provision and other expense from ORE properties exceeded income by $16,000. For the years ended December 31, 2000 and 1999, income from OREO properties exceeded the provision and other expenses by $2,000 and $58,000, respectively.


9. INTEREST BEARING DEPOSITS

                                                       December 31,      December 31,
                                                          2001               2000
                                                     ---------------   ---------------
                                                              (in thousands)
Savings deposits .................................   $        29,628   $        24,007
Money market demand deposits .....................            68,689            60,355
Platinum money market deposits ...................            28,659            15,455
NOW demand deposits ..............................           113,394           107,573
Certificates and other time deposits
  of $100,000 or more ............................           139,387           151,142
Certificates and other time
  deposits under $100,000 ........................           206,395           195,174
                                                     ---------------   ---------------

         Total ...................................   $       586,152   $       553,706
                                                     ===============   ===============

For the years ended December 31, 2001, 2000 and 1999, interest expense on time deposits of $100,000 or more was $8.2 million, $7.9 million and $3.4 million, respectively.

At December 31, 2001, the scheduled maturities of certificates and other time deposits are as follows (in thousands):


                            2002                    $           255,205
                            2003                                 48,256
                            2004                                 19,985
                            2005                                 10,786
                            2006 and thereafter                  11,550
                                                    -------------------
                                                    $           345,782
                                                    ===================

The aggregate amount of demand deposits that has been reclassified as loans were $1.9 million and $1.0 million for December 31, 2001 and 2000, respectively.

10. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.


                                                                                 Years Ended December 31,
                                                                         2001               2000               1999
                                                                    ---------------    ---------------    ---------------
                                                                                        (in thousands)
Federal funds purchased
   Balance at end of period .....................................   $        25,900    $         5,025    $            75
   Average amount outstanding during the period (1) .............             3,285              2,687              4,660
   Maximum amount outstanding during the period .................            25,900             15,325             24,068
   Weighted average interest rate during the period (2) .........               4.0%               6.6%               5.1%
   Interest rate at end of period ...............................               1.9%               6.5%               4.3%


Federal Home Loan Bank ("FHLB") Dallas advances
   Balance at end of period .....................................   $       114,177    $       148,940    $       181,222
   Average amount outstanding during the period (1) .............           165,100            156,265            155,719
   Maximum amount outstanding during the period .................           207,744            188,899            186,500
   Weighted average interest rate during the period (2) .........               4.3%               6.3%               5.3%
   Interest rate at end of period ...............................               3.3%               6.1%               5.3%


Treasury tax and loan funds
   Balance at end of period .....................................   $         2,500    $         2,278    $         4,744
   Average amount outstanding during the period (1) .............             1,799              2,210              1,908
   Maximum amount outstanding during the period .................             3,301              4,604              4,747
   Weighted average interest rate during the period (2) .........               3.6%               5.8%               4.0%
   Interest rate at end of period ...............................               1.4%               5.8%               4.7%

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

11.  LONG TERM OBLIGATIONS

                                                                                   Years Ended December 31,
                                                                             -------------------------------------
                                                                               2001          2000           1999
                                                                             --------      ---------      --------
                                                                                           (in thousands)
FHLB Dallas advances
   Balance at end of period............................................      $260,713       $179,645      $174,704
   Average amount outstanding during the period (1)....................       215,674        187,011       175,028
   Maximum amount outstanding during the period........................       260,713        210,460       174,870
   Weighted average interest rate during the period (2)................          5.7%           5.5%          5.3%
   Interest rate at end of period......................................          5.2%           5.7%          5.4%

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate FHLB Dallas Long-term advances based on scheduled repayments at December 31, 2001 are (in thousands):

                                           Under            Due             Due           Over          2001
                                           1 Year        1-5 Years       6-10 Years     10 Years        Total
                                        ------------   -------------   ------------   ------------   ------------
   Total long-term obligations........  $        581   $     216,637   $     42,738   $        757   $    260,713
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

On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $9.52 per common share. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.


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

12.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $3.9 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $369,000, $13,000 and $211,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $1,897,000, $1,451,000 and $1,122,000 for the years ended December 31, 2001, 2000 and 1999, respectively. There were ten retirees and six retirees participating in the health insurance plan as of December 31, 2001 and 2000, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. There were no contributions to the plan for the year ended December 31, 2001. Contributions to the plan for the years ended December 31, 2000 and 1999 were $100,000. At December 31, 2001 and 2000, 215,573 and 207,123 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

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

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1,000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 145,844 shares of Southside Bancshares, Inc. stock purchased at fair market value at December 31, 2001 and 2000. The number of shares have been adjusted as a result of stock splits and stock dividends.

                                                        December 31,    December 31,
    Change in Projected Benefit Obligation                  2001            2000
                                                        ------------    ------------
                                                               (in thousands)
Benefit obligation at end of prior year ............... $     15,111    $     13,548
Service cost ..........................................          877             679
Interest cost .........................................        1,270           1,030
Actuarial loss ........................................        2,859             488
Benefits paid .........................................         (674)           (634)
Expenses paid .........................................          (44)             --
                                                        ------------    ------------
    Benefit obligation at end of year ................. $     19,399    $     15,111
                                                        ============    ============


                                                        December 31,    December 31,
    Change in Plan Assets                                  2001             2000
                                                        ------------    ------------
                                                               (in thousands)
Fair value of plan assets at end of prior year ........ $     13,845    $     14,117
Actual return .........................................          524            (123)
Employer contribution .................................        1,150             485
Benefits paid .........................................         (674)           (634)
Expenses paid .........................................          (44)             --
                                                        ------------    ------------
    Fair value of plan assets at end of year .......... $     14,801    $     13,845
                                                        ============    ============

                                                        December 31,    December 31,
    Reconciliation of Funded Status                         2001            2000
                                                        ------------    ------------
                                                               (in thousands)
Funded status ......................................... $     (4,598)   $     (1,266)
Unrecognized net loss .................................        4,211             729
Unrecognized net transition asset .....................          (92)           (139)
                                                        ------------    ------------
    Accrued benefit cost .............................. $       (479)   $       (676)
                                                        ============    ============

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% and 4.50% and 7.50% and 4.50% at December 31, 2001 and 2000, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2001 and 2000.

Net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 included the following components:

                                                            Years Ended December 31,
                                                          -----------------------------
                                                           2001       2000       1999
                                                          -------    -------    -------
                                                                 (in thousands)
Service cost ..........................................   $   877    $   679    $   714
Interest cost .........................................     1,270      1,030        957
Expected return on assets .............................    (1,217)    (1,245)    (1,068)
Transition asset recognition ..........................       (46)       (46)       (46)
Net loss recognition ..................................        70         --          9
                                                          -------    -------    -------
Net periodic benefit cost .............................   $   954    $   418    $   566
                                                          =======    =======    =======

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

                                                       December 31, December 31,
    Change in Projected Benefit Obligation                 2001        2000
                                                       -----------  ------------
                                                             (in thousands)
Benefit obligation at end of prior year ...............   $ 468        $ 635
Service cost ..........................................      16            3
Interest cost .........................................      54           35
Actuarial loss (gain) .................................     306         (149)
Benefits paid .........................................     (56)         (56)
                                                          -----        -----
   Benefit obligation at end of year ..................   $ 788        $ 468
                                                          =====        =====

                                                       December 31, December 31,
    Change in Plan Assets                                 2001         2000
                                                       -----------  ------------
                                                             (in thousands)
Fair value of plan assets at end of prior year ........   $ --        $ --
Employer contribution .................................     56          56
Benefits paid .........................................    (56)        (56)
                                                          ----        ----
   Fair value of plan assets at end of year ...........   $ --        $ --
                                                          ====        ====

                                                       December 31, December 31,
    Reconciliation of Funded Status                        2001         2000
                                                       -----------  ------------
                                                             (in thousands)
Funded status .........................................   $(788)       $(468)
Unrecognized net loss .................................     387          106
Unrecognized net transition obligation ................      16           19
                                                          -----        -----
Accrued benefit cost ..................................    (385)        (343)
Additional minimum liability ..........................    (195)        (112)
                                                          -----        -----
Accrued benefit liability .............................    (580)        (455)
Intangible asset ......................................      16           19
Accumulated other comprehensive income ................     179           93
                                                          -----        -----
Net amount recognized .................................   $(385)       $(343)
                                                          =====        =====

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% and 4.50% and 7.50% and 4.50% at December 31, 2001 and 2000, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2001 and 2000.

Net periodic postretirement benefit cost for the years ended December 31, 2001, 2000 and 1999 includes the following components:

                                                            Years Ended December 31,
                                                          -----------------------------
                                                           2001       2000       1999
                                                          -------    -------    -------
                                                                 (in thousands)
Service cost ............................................   $16        $ 3       $13
Interest cost ...........................................    54         35        46
Transition obligation recognition .......................     3          3         3
Net loss recognition ....................................    26          4        21
                                                            ---        ---       ---
Net periodic benefit cost ...............................   $99        $45       $83
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

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At December 31, 2001 and 2000, there were 18,486 options available for grant. At December 31, 1999, there were 309,105 options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were no incentive stock options granted in 2001. The Company granted incentive stock options in 1999 and 2000. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and the changes during the year ended on those dates is presented below:

                                            2001                         2000                       1999
                                  -----------------------      ----------------------      -----------------------
                                                 WEIGHTED                     WEIGHTED                    WEIGHTED
                                 # SHARES OF      AVERAGE     # SHARES OF     AVERAGE     # SHARES OF      AVERAGE
                                  UNDERLYING     EXERCISE      UNDERLYING     EXERCISE     UNDERLYING     EXERCISE
                                   OPTIONS        PRICES        OPTIONS        PRICES       OPTIONS        PRICES
                                  ----------      -------      ----------     -------      ----------      -------
Outstanding at beginning
of the year                      1,215,201        $6.34          934,560        $6.10        828,459        $5.62
Granted                                 --           --          294,005        $7.04        165,562        $7.62
Exercised                         (109,895)       $4.37           (9,978)       $4.21        (49,450)       $2.81
Forfeited                               --           --           (3,386)       $7.46        (10,011)       $7.60
Expired                                 --           --               --           --             --           --
Outstanding at end of year       1,105,306        $6.54        1,215,201        $6.34        934,560        $6.10
Exercisable at end of year         671,385        $6.05          584,886        $5.42        425,765        $4.97
Weighted-average FV of
options granted during the
year                                   N/A                     $    1.83                    $   2.13

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2000 and 1999, respectively: dividend yield of 2.95% and 2.30%; risk-free interest rates of 5.95% and 6.05%; the expected lives of 6 years; the expected volatility is 23.21% and 22.25%.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding                       Options Exercisable
                  ---------------------------------------------     -------------------------------

                    NUMBER     WEIGHTED AVG.                           NUMBER
   RANGE OF       OUTSTANDING    REMAINING        WEIGHTED AVG.      EXERCISABLE     WEIGHTED AVG.
EXERCISE PRICES   AT 12/31/01   CONTR. LIFE      EXERCISE PRICE      AT 12/31/01    EXERCISE PRICE
$ 2.58 to $ 5.60     335,989         3.5             $4.74             335,989           $4.74
$ 6.95 to $ 7.89     769,317         7.4             $7.32             335,396           $7.36
----------------   ---------         ---             -----           ---------           -----
$ 2.58 to $ 7.89   1,105,306         6.2             $6.54             671,385           $6.05
                   =========                                         =========

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS123, the Company's net income and net income per common share for 2001, 2000, and 1999 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                    As        Pro        As       Pro        As       Pro
                                 Reported    Forma    Reported   Forma    Reported   Forma
                                 12/31/01   12/31/01  12/31/00  12/31/00  12/31/99  12/31/99
                                 --------   --------  --------  --------  --------  --------
FAS123 Charge .................   $    --   $   333   $    --   $   330   $    --   $   316

Net Income ....................   $11,731   $11,398   $ 9,825   $ 9,495   $ 7,924   $ 7,608

Net Income per Common
   Share-Basic ................   $  1.49   $  1.45   $  1.23   $  1.19   $  0.98   $  0.94

Net Income per Common
   Share-Diluted ..............   $  1.26   $  1.23   $  1.18   $  1.14   $  0.95   $  0.91

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

13.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.25 and $0.225 per share for the years ended December 31, 2001 and 2000, respectively. Cash dividends declared and paid were $0.20 per share for the year ended December 31, 1999. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                   Actual               Adequacy Purposes     Action Provisions
                                            ---------------------    --------------------    ---------------------
                                              Amount       Ratio        Amount    Ratio        Amount      Ratio
                                            ----------    -------    ----------   -------    ----------   --------
                                                                         (in thousands)
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)
   Consolidated...........................  $  102,996     17.08%    $   48,245     8.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   96,676     16.03%    $   48,243     8.00%    $   60,304     10.00%
                                            ==========    =======    ==========   =======    ==========   ========

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated...........................  $   81,058     13.44%    $   24,122     4.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   90,862     15.07%    $   24,122     4.00%    $   36,182      6.00%
                                            ==========    =======    ==========   =======    ==========   ========

Tier 1 Capital (to Average Assets)(1)
   Consolidated...........................  $   81,058      6.50%    $   49,858     4.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   90,862      7.29%    $   49,857     4.00%    $   62,321      5.00%
                                            ==========    =======    ==========   =======    ==========   ========


As of December 31, 2000:

Total Capital (to Risk Weighted Assets)
   Consolidated...........................  $   94,817     16.63%    $   45,605     8.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   87,495     15.30%    $   45,741     8.00%    $   57,176     10.00%
                                            ==========    =======    ==========   =======    ==========   ========

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated...........................  $   71,169     12.48%    $   22,802     4.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   82,758     14.47%    $   22,870     4.00%    $   34,306      6.00%
                                            ==========    =======    ==========   =======    ==========   ========

Tier 1 Capital (to Average Assets)(1)
   Consolidated...........................  $   71,169      6.31%    $   45,148     4.00%           N/A        N/A
                                            ==========    =======    ==========   =======    ==========   ========
   Bank Only..............................  $   82,758      7.33%    $   45,176     4.00%    $   56,470      5.00%
                                            ==========    =======    ==========   =======    ==========   ========

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

The table below summarizes key equity ratios for the Company for the years ended December 31, 2001, 2000 and 1999.

                                                            Years Ended December 31,
                                                          -----------------------------
                                                           2001       2000       1999
                                                          -------    -------    -------
Percentage of Net Income to:
   Average Total Assets .................................     .96%      .92%       .84%
   Average Shareholders' Equity .........................   18.69%    23.13%     18.99%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic ...........   16.78%    18.29%     20.41%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted .........   19.84%    19.07%     21.05%
Percentage of Average Shareholders'
   Equity to Average Total Assets .......................    5.14%     3.99%      4.41%

14.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 2001, 37,894 shares were sold under this plan at an average price of $10.96 per share, reflective of other trades at the time of each sale. For the year ended December 31, 2000, 44,732 shares were sold under this plan at an average price of $8.24 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 2001, 314,025 shares of treasury stock were purchased under this plan at a cost of $3.2 million. During 2000, 94,050 shares of treasury stock were purchased under this plan at a cost of $813,000.

15.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

                                                            Years Ended December 31,
                                                          -----------------------------
                                                           2001       2000       1999
                                                          -------    -------    -------
Current tax provision .................................   $ 3,728    $ 2,572   $ 2,033
Deferred tax expense (benefit) ........................      (204)        88       (33)
                                                          -------    -------   -------
Provision for tax expense charged to operations .......   $ 3,524    $ 2,660   $ 2,000
                                                          =======    =======   =======

The components of the net deferred tax asset (liability) as of December 31, 2001 and 2000 are summarized below (in thousands):

                                                            Assets   Liabilities
                                                           --------  -----------
Allowance for losses on OREO ............................   $    67    $
Reserve for loan losses .................................     2,015
Retirement and other benefit plans ......................       928
Unrealized gains on securities available for sale .......               (3,075)
Loan origination costs ..................................                  (88)
Premises and equipment ..................................                 (321)
FHLB Dallas stock dividends .............................               (1,326)
Other ...................................................       166
                                                            -------    -------
   Gross deferred tax assets (liabilities) ..............     3,176     (4,810)
                                                            -------    -------

      Net deferred tax liability at December 31, 2001 ...              $(1,634)
                                                                       =======

                                                            Assets   Liabilities
                                                           --------  -----------
Allowance for Losses on OREO ...........................   $   101    $
Reserve for Loan Losses ................................     1,711
Retirement and Other Benefit Plans .....................       831
Unrealized losses on securities available for sale .....     1,685
Loan Origination Costs .................................                  (88)
Premises and Equipment .................................                 (292)
FHLB Dallas Stock Dividends ............................               (1,128)
Other ..................................................       102
                                                           -------    -------
   Gross deferred tax assets (liabilities) .............     4,430     (1,508)
                                                           -------    -------

      Net deferred tax asset at December 31, 2000 ......   $ 2,922
                                                           =======

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                 Years Ended December 31,
                                                 ---------------------------------------------------------
                                                        2001                2000                1999
                                                 ------------------  ------------------  ------------------
                                                           Percent              Percent             Percent
                                                             of                   of                  of
                                                           Pre-Tax              Pre-Tax             Pre-Tax
                                                 Amount    Income     Amount    Income    Amount    Income
                                                 ------    -------    ------    -------   ------    -------
Calculated Tax Expense .......................   $ 5,525     34.0%    $ 4,245     34.0%   $ 3,374     34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest ..........................    (2,417)   (14.9%)    (2,001)   (16.0%)   (1,661)   (16.7%)

Other Net ....................................       416      2.6%        416      3.3%       287      2.9%
                                                 -------    -----     -------    -----    -------    -----

Provision for Tax Expense Charged to
   Operations ................................   $ 3,524     21.7%    $ 2,660     21.3%   $ 2,000     20.2%
                                                 =======    =====     =======    =====    =======    =====

16.  COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. At December 31, 2001, the Company had commitments to purchase $800,000 in securities. There were no commitments to purchase securities at December 31, 2000 and 1999.

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

The Company had outstanding unused commitments to extend credit of $46.9 million and $54.2 million at December 31, 2001 and 2000, respectively. The Company had outstanding standby letters of credit of $775,000 and $406,000 at December 31, 2001 and 2000, respectively.

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

18.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 47.5% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The mortgage-backed securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

19.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 2001 and 2000 were (in thousands):

                                                            2001      2000
                                                          -------    -------
Beginning Balance of Loans ............................   $ 5,240    $ 5,765
  Additional Loans ....................................     2,101      2,114
  Payments ............................................    (3,525)    (2,639)
                                                          -------    -------

Ending Balance of Loans ...............................   $ 3,816    $ 5,240
                                                          =======    =======

Other indebtedness of officers and employees as of December 31, 2001 and 2000 was $4.3 million and $3.7 million, respectively.

The Company incurred legal costs of $145,000, $134,000 and $150,000 during the years ended December 31, 2001, 2000 and 1999, respectively, from a law firm of which an outside director of the Company is a partner. The Company paid approximately $88,000, $69,000 and $54,000 in insurance premiums during the years ended December 31, 2001, 2000 and 1999, respectively, to companies of which two outside directors are officers.

20.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company's financial instruments, are as follows:

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

         Federal funds purchased: Federal funds purchased generally have an original term to maturity of one day and thus are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

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

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

                                                    At December 31, 2001   At December 31, 2000
                                                   ---------------------- ---------------------
                                                    Carrying               Carrying
                                                    Amount    Fair Value   Amount   Fair Value
                                                   ---------- ----------- --------- ----------
                                                                  (in thousands)
Financial assets:
   Cash and due from banks ......................   $ 52,681   $ 52,681   $ 38,800   $ 38,800
Investment securities:
     Available for sale .........................    158,818    158,818     56,777     56,777
     Held to maturity ...........................         --         --    104,508    107,650
Mortgage-backed and related securities:
     Available for sale .........................    454,078    454,078    269,286    269,286
     Held to maturity ...........................         --         --    142,961    145,826
Marketable equity securities:
     Available for sale .........................     21,287     21,287     20,226     20,226
Loans, net ......................................    531,972    547,075    476,402    479,783


Financial liabilities:
   Retail deposits ..............................   $757,954   $726,491   $720,605   $693,873
   Federal funds purchased ......................     25,900     25,900      5,025      5,025
   FHLB Dallas advances .........................    374,890    379,589    328,585    328,063
   Junior subordinated debentures ...............     20,000     20,000     20,000     20,000
   Junior subordinated convertible
       debentures ...............................     16,950     16,950     16,950     16,950

Off-balance sheet liabilities:
   Commitments to extend credit .................     39,285     39,285     47,393     47,393
   Standby letters of credit ....................        775        775        406        406
   Credit card arrangements .....................      7,655      7,655      6,801      6,801

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

21.   QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share data)

                                                                           2001
                                                          -----------------------------------------
                                                          Fourth      Third     Second      First
                                                          Quarter    Quarter    Quarter     Quarter
                                                          --------   --------   --------   --------
Interest income .......................................   $ 18,669   $ 19,027   $ 20,076   $ 20,410
Net interest income ...................................      8,378      7,344      7,581      7,316
Income before provision for income taxes ..............      4,908      3,418      3,257      4,666
Provision for income taxes ............................      1,034        629        679      1,182
Income before cumulative effect of
  accounting change ...................................      3,874      2,789      2,578      3,484
Cumulative effect of change in
  accounting principle ................................         --         --         --       (994)
Net income ............................................      3,874      2,789      2,578      2,490

Earnings per share
    Basic:
      Income before cumulative effect of
        accounting change .............................   $   0.49   $   0.36   $   0.33   $   0.44
      Cumulative effect of change in
        accounting principle ..........................         --         --         --      (0.13)
                                                          --------   --------   --------   --------
      Net income ......................................   $   0.49   $   0.36   $   0.33   $   0.31
                                                          ========   ========   ========   ========
    Diluted:
      Income before cumulative effect of
        accounting change .............................   $   0.40   $   0.30   $   0.29   $   0.37
      Cumulative effect of change in
        accounting principle ..........................         --         --         --      (0.10)
                                                          --------   --------   --------   --------
      Net income ......................................   $   0.40   $   0.30   $   0.29   $   0.27
                                                          ========   ========   ========   ========

                                                                           2000
                                                          -----------------------------------------
                                                          Fourth      Third     Second      First
                                                          Quarter    Quarter    Quarter     Quarter
                                                          --------   --------   --------   --------
Interest income .......................................   $20,190    $19,182    $18,513     $17,533
Net interest income ...................................     7,232      7,095      7,551       7,403
Income before provision for income taxes ..............     3,180      2,954      3,183       3,168
Provision for income taxes ............................       628        592        714         726
Net income ............................................     2,552      2,362      2,469       2,442

Earnings per share
    Basic .............................................   $  0.32    $  0.30    $  0.31     $  0.30
    Diluted ...........................................      0.29       0.29       0.30        0.30

22.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows:

CONDENSED BALANCE SHEETS

                                                       December 31, December 31,
                                                           2001         2000
                                                       -----------  ------------
                                                             (in thousands)
ASSETS

Cash and due from banks ..............................   $   6,288    $   7,031
Investment in bank subsidiary at equity in
   underlying net assets .............................      96,933       79,476
Investment in nonbank subsidiary at equity in
   underlying net assets .............................          15           15
Other assets .........................................       2,352        2,270
                                                         ---------    ---------

        TOTAL ASSETS .................................   $ 105,588    $  88,792
                                                         =========    =========

LIABILITIES

Junior subordinated debentures .......................   $  20,000    $  20,000
Junior subordinated convertible debentures ...........      16,950       16,950
Other liabilities ....................................          53          147
                                                         ---------    ---------

        TOTAL LIABILITIES ............................      37,003       37,097
                                                         ---------    ---------

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares
  authorized:
     8,733,297 and 8,215,135 and  shares issued) .....      10,917       10,269
Paid-in capital ......................................      35,195       30,226
Retained earnings ....................................      25,133       19,891
Treasury stock (920,577 and 606,552 shares) ..........      (8,511)      (5,357)
Accumulated other comprehensive income (loss) ........       5,851       (3,334)
                                                         ---------    ---------

        TOTAL SHAREHOLDERS' EQUITY ...................      68,585       51,695
                                                         ---------    ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 105,588    $  88,792
                                                         =========    =========

CONDENSED STATEMENTS OF INCOME

                                                                  December 31, December 31, December 31,
                                                                      2001        2000         1999
                                                                  -----------  ------------ ------------
                                                                             (in thousands)
INCOME

Dividends from subsidiary .......................................   $  6,000     $     --     $     --
                                                                    --------     --------     --------
     TOTAL INCOME ...............................................      6,000           --           --
                                                                    --------     --------     --------

EXPENSE

Interest expense ................................................      3,183        1,914        1,700
Salaries and employee benefits ..................................          1          100          100
Other ...........................................................        481          382          348
                                                                    --------     --------     --------
     TOTAL EXPENSE ..............................................      3,665        2,396        2,148
                                                                    --------     --------     --------

Income (loss) before federal income tax expense .................      2,335       (2,396)      (2,148)
Benefit for federal income tax expense ..........................      1,246          815          730
                                                                    --------     --------     --------
Income (loss) before equity in undistributed
   earnings of subsidiaries .....................................      3,581       (1,581)      (1,418)
Equity in undistributed earnings of subsidiaries ................      8,150       11,406        9,342
                                                                    --------     --------     --------
     NET INCOME .................................................   $ 11,731     $  9,825     $  7,924
                                                                    ========     ========     ========

CONDENSED STATEMENTS OF CASH FLOW

                                                                  December 31, December 31, December 31,
                                                                      2001        2000         1999
                                                                  -----------  ------------ ------------
                                                                             (in thousands)
OPERATING ACTIVITIES:
  Net Income ....................................................   $ 11,731    $  9,825      $  7,924
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries ............     (8,150)    (11,406)       (9,342)
    (Increase) decrease in other assets .........................        (82)     (1,030)           45
    (Decrease) increase in other liabilities ....................        (93)        105            31
                                                                    --------    --------      --------
         Net cash provided by (used in) operating activities ....      3,406      (2,506)       (1,342)

INVESTING ACTIVITIES:
  Investments in subsidiaries ...................................         --      (8,000)           --
                                                                    --------    --------      --------
         Net cash used in investing activities ..................         --      (8,000)           --

FINANCING ACTIVITIES:
  Purchase of treasury stock ....................................     (3,154)       (813)       (1,386)
  Proceeds from issuance of common stock ........................        895         410           456
  Dividends paid ................................................     (1,890)     (1,658)       (1,409)
  Proceeds from the issuance of junior subordinated
      convertible debentures ....................................         --      16,950            --
                                                                    --------    --------      --------
         Net cash (used in) provided by financing activities ....     (4,149)     14,889        (2,339)

  Net (decrease) increase in cash and cash equivalents ..........       (743)      4,383        (3,681)
  Cash and cash equivalents at beginning of year ................      7,031       2,648         6,329
                                                                    --------    --------      --------

  Cash and cash equivalents at end of year ......................   $  6,288    $  7,031      $  2,648
                                                                    ========    ========      ========

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                       DESCRIPTION
         --------                     -----------
         3 (a)(i)  -   Articles of Incorporation as amended and in effect on
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

**     10 (a)(i)   -   Deferred Compensation Plan for B. G. Hartley effective
                       February 13, 1984, as amended June 28, 1990, December 15,
                       1994, November 20, 1995, December 21, 1999 and June 29,
                       2001 (filed as Exhibit 10(a)(i) to the Registrant's Form
                       10-Q for the quarter ended June 30, 2001, and
                       incorporated herein by reference).

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

**     10 (g)     -    Post Retirement Agreement for B. G. Hartley effective
                       June 20, 2001 (filed as Exhibit 10(g) to the Registrant's
                       Form 10-Q for the quarter ended June 30, 2001, and
                       incorporated herein by reference).

*      21         -    Subsidiaries of the Registrant.

*      23         -    Consent of Independent Accountants.

----------
*   Filed herewith.

** Compensation plan, benefit plan or employment contract or arrangement.