Form 10-Q
period 2002-03-31
SOUTHSIDE BANCSHARES INC
filed 2002-05-13
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q






(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to _________

            Commission file number                   0-12247
                                  -----------------------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                  75-1848732
------------------------------------          ----------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     1201 S. Beckham, Tyler, Texas                       75701
----------------------------------------      ----------------------------------
(Address of principal executive offices)              (Zip Code)

                                  903-531-7111
                                  ------------
              (Registrant's telephone number, including area code)


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

         The number of shares outstanding of each of the issuer's classes of capital stock as of April 30, 2002 was 7,971,268 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                                        March 31,    December 31,
                                 ASSETS                                                    2002          2001
                                                                                       -----------   ------------

Cash and due from banks ............................................................   $    34,791    $    52,681
Investment securities available for sale ...........................................       148,987        158,818
Mortgage-backed and related securities available for sale ..........................       463,247        454,078
Marketable equity securities available for sale ....................................        21,907         21,287
Loans:
   Loans, net of unearned discount .................................................       535,982        537,898
   Less:  Reserve for loan losses ..................................................        (6,138)        (5,926)
                                                                                       -----------    -----------
     Net Loans .....................................................................       529,844        531,972
Premises and equipment, net ........................................................        30,054         27,748
Interest receivable ................................................................         8,419          8,622
Other assets .......................................................................        21,287         21,531
                                                                                       -----------    -----------

     TOTAL ASSETS ..................................................................   $ 1,258,536    $ 1,276,737
                                                                                       ===========    ===========


                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .............................................................   $   185,328    $   171,802
   Interest bearing ................................................................       581,207        586,152
                                                                                       -----------    -----------
     Total Deposits ................................................................       766,535        757,954
Short-term obligations:
   Federal funds purchased .........................................................         3,325         25,900
   FHLB Dallas advances ............................................................       121,772        114,177
   Other obligations ...............................................................         1,841          2,500
                                                                                       -----------    -----------
      Total Short-term obligations .................................................       126,938        142,577
Long-term obligations:
   FHLB Dallas advances ............................................................       244,027        260,713
   Junior subordinated debentures ..................................................        16,905         16,950
   Junior subordinated convertible debentures ......................................        20,000         20,000
                                                                                       -----------    -----------
      Total Long-term obligations ..................................................       280,932        297,663
Deferred tax liability .............................................................           904          1,634
Other liabilities ..................................................................        14,147          8,324
                                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................................     1,189,456      1,208,152
                                                                                       -----------    -----------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
      8,771,921 and 8,733,297 shares issued) .......................................        10,965         10,917
   Paid-in capital .................................................................        35,507         35,195
   Retained earnings ...............................................................        27,353         25,133
   Treasury stock (984,677 and 920,577 shares at cost) .............................        (9,364)        (8,511)
   Accumulated other comprehensive income ..........................................         4,619          5,851
                                                                                       -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY ...................................................        69,080         68,585
                                                                                       -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 1,258,536    $ 1,276,737
                                                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                        2002           2001
                                                                                   ------------   ------------

Interest income
   Loans .......................................................................   $      9,591   $     10,120
   Investment securities .......................................................          1,874          1,992
   Mortgage-backed and related securities ......................................          5,857          7,937
   Other interest earning assets ...............................................            187            361
                                                                                   ------------   ------------
       Total interest income ...................................................         17,509         20,410
Interest expense
   Deposits ....................................................................          4,283          7,265
   Short-term obligations ......................................................          1,203          2,123
   Long-term obligations .......................................................          3,986          3,706
                                                                                   ------------   ------------
       Total interest expense ..................................................          9,472         13,094
                                                                                   ------------   ------------
Net interest income ............................................................          8,037          7,316
Provision for loan losses ......................................................            450            460
                                                                                   ------------   ------------
Net interest income after provision for loan losses ............................          7,587          6,856
                                                                                   ------------   ------------
Noninterest income
   Deposit services ............................................................          2,480          2,227
   Gain on sales of securities available for sale ..............................            244          1,808
   Trust income ................................................................            254            224
   Other .......................................................................            845            407
                                                                                   ------------   ------------
       Total noninterest income ................................................          3,823          4,666
                                                                                   ------------   ------------
Noninterest expense
   Salaries and employee benefits ..............................................          5,265          4,068
   Net occupancy expense .......................................................            937            789
   Equipment expense ...........................................................            184            183
   Advertising, travel & entertainment .........................................            396            433
   Supplies ....................................................................            188            155
   Professional fees ...........................................................            147            126
   Other .......................................................................          1,229          1,102
                                                                                   ------------   ------------
       Total noninterest expense ...............................................          8,346          6,856
                                                                                   ------------   ------------

Income before federal tax expense ..............................................          3,064          4,666
Provision for federal tax expense ..............................................            298          1,182
                                                                                   ------------   ------------

Income before cumulative effect of change in accounting principle ..............          2,766          3,484
Cumulative effect of change in accounting principle, net of tax ................             --           (994)
                                                                                   ------------   ------------

Net Income .....................................................................   $      2,766   $      2,490
                                                                                   ============   ============

Earnings Per Common Share:
Basic:
     Income before cumulative effect of change in accounting principle .........   $       0.35   $       0.44
     Cumulative effect of change in accounting principle, net of tax ...........             --          (0.13)
                                                                                   ------------   ------------
     Net income ................................................................   $       0.35   $       0.31
                                                                                   ============   ============

Diluted:
     Income before cumulative effect of change in accounting principle .........   $       0.30   $       0.37
     Cumulative effect of change in accounting principle, net of tax ...........             --          (0.10)
                                                                                   ------------   ------------
     Net income ................................................................   $       0.30   $       0.27
                                                                                   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)


                                                                                                   Accumulated
                                                                                                      Other
                                                                                                      Compre-       Total
                                               Compre-                                                hensive       Share-
                                               hensive   Common     Paid in    Retained  Treasury     Income       holders'
                                               Income     Stock     Capital    Earnings   Stock       (Loss)        Equity
                                             ---------  ---------  ---------  ---------  --------- -----------     ---------

Balance at December 31, 2001................ $          $  10,917  $  35,195  $  25,133  $  (8,511) $   5,851      $  68,585
Net Income..................................     2,766                            2,766                                2,766
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see
   Note 3)..................................    (1,232)                                                (1,232)        (1,232)
                                             ---------
Comprehensive income........................ $   1,534
                                             =========
Common stock issued (38,624 shares).........                   48        255                                             303
Dividends declared on common stock..........                                       (546)                                (546)
Purchase of 64,100 shares of
  treasury stock............................                                                  (853)                     (853)
Tax benefit of incentive stock options......                              57                                              57
                                                        ---------  ---------  ---------  ---------  ---------      ---------

Balance at March 31, 2002...................            $  10,965  $  35,507  $  27,353  $  (9,364) $   4,619      $  69,080
                                                        =========  =========  ========== =========  =========      =========


Balance at December 31, 2000................ $          $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334)     $  51,695
Net Income..................................     2,490                            2,490                                2,490
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see
   Note 3)..................................     6,703                                                  6,703          6,703
                                             ---------
Comprehensive income........................ $   9,193
                                             =========
Common stock issued (21,333 shares).........                   27         45                                              72
Dividends declared on common stock..........                                       (450)                                (450)
Purchase of 180,000 shares of
  treasury stock............................                                                (1,649)                   (1,649)
Tax benefit of incentive stock options......                              13                                              13
                                                        ---------  ---------  ---------  ---------  ---------      ---------
Balance at March 31, 2001...................            $  10,296  $  30,284  $  21,931  $  (7,006) $   3,369      $  58,874
                                                        =========  =========  ========== =========  =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                      2002            2001
                                                                                   -----------    -----------

OPERATING ACTIVITIES:
 Net income ....................................................................   $     2,766    $     2,490
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................           557            461
  Amortization of premium ......................................................         2,738          1,089
  Accretion of discount and loan fees ..........................................          (148)          (581)
  Provision for loan losses ....................................................           450            460
  Tax benefit of incentive stock options .......................................            57             13
  Decrease in interest receivable ..............................................           203          1,144
  Decrease (increase) in other assets ..........................................           437           (359)
  Increase in deferred tax asset ...............................................           (96)           (13)
  Increase in interest payable .................................................           150            493
  Increase in other liabilities ................................................         5,014            795
  Gain on sale of available for sale securities ................................          (244)        (1,808)
  Gain on sale of assets .......................................................           (12)            --
  Gain on sale of other real estate owned ......................................           (28)            --
  Cumulative effect of change in accounting principle ..........................            --            994
  Proceeds from sales of trading securities ....................................            --         99,595
                                                                                   -----------    -----------
    Net cash provided by operating activities ..................................        11,844        104,773

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...............        37,511         18,854
 Proceeds from sales of mortgage-backed securities available for sale ..........        25,530         19,003
 Proceeds from maturities of investment securities available for sale ..........         5,295         22,924
 Proceeds from maturities of mortgage-backed securities available for sale .....        62,659         25,140
 Purchases of investment securities available for sale .........................       (33,740)       (49,623)
 Purchases of mortgage-backed securities available for sale ....................      (100,805)      (154,967)
 Purchases of marketable equity securities available for sale ..................          (620)            --
 Net decrease (increase) in loans ..............................................           919        (12,348)
 Purchases of premises and equipment ...........................................        (2,870)          (660)
 Proceeds from sale of premises and equipment ..................................            19             --
 Proceeds from sale of other real estate owned .................................            79             --
 Proceeds from sale of repossessed assets ......................................           515            266
                                                                                   -----------    -----------
    Net cash used in investing activities ......................................        (5,508)      (131,411)



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                   ------------------------
                                                                                      2002          2001
                                                                                   ----------    ----------
FINANCING ACTIVITIES:

 Net decrease in demand and savings accounts ...................................   $   (2,662)   $  (20,024)
 Net increase in certificates of deposit .......................................       11,243        23,033
 Net decrease in federal funds purchased .......................................      (22,575)       (3,100)
 Net (decrease) increase in FHLB Dallas advances ...............................       (9,091)       25,532
 Net decrease in junior subordinated convertible debentures ....................          (45)           --
 Proceeds from the issuance of common stock ....................................          303            72
 Purchase of treasury stock ....................................................         (853)       (1,649)
 Dividends paid ................................................................         (546)           --
                                                                                   ----------    ----------
      Net cash (used in) provided by financing activities ......................      (24,226)       23,864

Net decrease in cash and cash equivalents ......................................      (17,890)       (2,774)
Cash and cash equivalents at beginning of period ...............................       52,681        38,800
                                                                                   ----------    ----------
Cash and cash equivalents at end of period .....................................   $   34,791    $   36,026
                                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
 Interest paid .................................................................   $    9,322    $   12,601
 Income taxes paid .............................................................   $      500    $      450

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure ...   $      759    $      182
 Transfer of held to maturity securities to trading securities .................   $       --    $   99,792




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flow for the three month period ended March 31, 2002 and 2001 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2002           2001
                                                                            ------------   -------------

Basic Earnings and Shares:
     Income before cumulative effect of accounting change ...............   $      2,766   $      3,484
     Cumulative effect of change in accounting principle, net of tax ....             --           (994)
                                                                            ------------   ------------
     Net income .........................................................   $      2,766   $      2,490
                                                                            ============   ============

     Weighted-average basic shares outstanding ..........................          7,803          7,937


Basic Earnings Per Share:
     Income before cumulative effect of accounting change ...............   $       0.35   $       0.44
     Cumulative effect of change in accounting principle, net of tax ....             --          (0.13)
                                                                            ------------   ------------
     Net income .........................................................   $       0.35   $       0.31
                                                                            ============   ============


Diluted Earnings and Shares:
     Income before cumulative effect of accounting change ...............   $      2,766   $      3,484
     Add:  Applicable dividend on convertible debentures ................            244            245
                                                                            ------------   ------------
     Adjusted net income ................................................          3,010          3,729
     Cumulative effect of change in accounting principle, net of tax ....             --           (994)
                                                                            ------------   ------------
     Net income .........................................................   $      3,010   $      2,735
                                                                            ============   ============


     Weighted-average basic shares outstanding ..........................          7,803          7,937
     Add:  Stock options ................................................            547            298
           Convertible debentures .......................................          1,779          1,780
                                                                            ------------   ------------
     Weighted-average diluted shares outstanding ........................         10,129         10,015
                                                                            ============   ============

Diluted Earnings Per Share:
     Income before cumulative effect of accounting change ...............   $       0.30   $       0.37
     Cumulative effect of change in accounting principle, net of tax ....             --          (0.10)
                                                                            ------------   ------------
     Net income .........................................................   $       0.30   $       0.27
                                                                            ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

3.  Comprehensive Income

The components of accumulated comprehensive income (loss) are as follows:


                                                           Three Months Ended March 31, 2002
                                                          --------------------------------------
                                                          Before-Tax   Tax(Expense)   Net-of-Tax
                                                            Amount        Benefit       Amount
                                                          ----------   ------------   ----------

Unrealized losses on securities:
   Unrealized holding losses arising during period ....   $   (1,622)   $      551    $   (1,071)
    Less:  reclassification adjustment for gains
        included in net income ........................          244           (83)          161
                                                          ----------    ----------    ----------
    Net unrealized losses on securities ...............       (1,866)          634        (1,232)
                                                          ----------    ----------    ----------

Other comprehensive loss ..............................   $   (1,866)   $      634    $   (1,232)
                                                          ==========    ==========    ==========




                                                            Three Months Ended March 31, 2001
                                                          --------------------------------------
                                                          Before-Tax   Tax (Expense)  Net-of-Tax
                                                            Amount        Benefit       Amount
                                                          ----------   -------------  ----------

 Unrealized gains on securities:
   Unrealized holding gains arising during period .....   $   10,458    $   (3,556)   $    6,902
    Less:  reclassification adjustment for gains
       included in net income .........................        1,808          (615)        1,193
                                                          ----------    ----------    ----------
    Net unrealized gains on securities ................        8,650        (2,941)        5,709

    Less:  cumulative effect of change in
        accounting principle ..........................       (1,506)          512          (994)
                                                          ----------    ----------    ----------

Other comprehensive income ............................   $   10,156    $   (3,453)   $    6,703
                                                          ==========    ==========    ==========

4. Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The Company does not believe that FAS 143 will have a material impact on its consolidated financial statements.

In August 2001, the Financial Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the provisions of FAS 144 in the first quarter of fiscal 2003, and has not yet determined the impact of adoption.

In April 2002, the Financial Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that FAS 145 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2002 compared to March 31, 2001.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 2002 compared to the same period in 2001. Net income for the three months ended March 31, 2002 was $2.8 million compared to $2.5 million for the same period in 2001.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward Looking Information

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

Net Interest Income

Net interest income for the three months ended March 31, 2002 was $8.0 million, an increase of $721,000 or 9.9% for the quarter when compared to the same period in 2001. Average interest earning assets increased $71.8 million or 6.5%, while the net interest spread increased from 2.08% at March 31, 2001 to 2.59% at March 31, 2002 and the net margin increased from 2.91% at March 31, 2001 to 3.10% at March 31, 2002. The increase in net interest spread and margin is primarily a result of the decrease in interest expense on the brokered Certificates of Deposits (CDs) called during the first six months ended June 30, 2001.

During the three months ended March 31, 2002, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $48.8 million or 10.0%, compared to the same period in 2001. The average yield on loans decreased from 8.56% at March 31, 2001 to 7.48% at March 31, 2002 due to lower interest rates.

Average Securities increased $ 22.7 million or 3.8% for the three months ended March 31, 2002 when compared to the same period in 2001. This increase was part of the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 5.49% during the three months ended March 31, 2002 from 7.03% during the same period in 2001. This decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration.

Interest income from federal funds and other interest earning assets decreased $174,000 or 48.2% for the three months ended March 31, 2002 when compared to 2001 as a result of the decrease in the average yield from 6.00% in 2001 to 3.08% at March 31, 2002 due to lower interest rates.

Total interest expense decreased $ 3.6 million or 27.7% to $9.5 million during the three months ended March 31, 2002 as compared to $13.1 million during the same period in 2001. The decrease was attributable to a decrease in the average yield on interest bearing liabilities from 5.60% at March 31, 2001 to 3.75% at March 31, 2002. Average Interest Bearing Deposits increased $28.5 million or 5.15% while the average rate paid decreased from 5.31% at March 31, 2001 to 2.98% at March 31, 2002, which is due in part to the call of the higher cost long-term brokered CDs during 2001.

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

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $1.7 million or 1.1% as compared to the same period in 2001. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $49.1 million or 24.8% compared to $198.3 million at March 31, 2001. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans. The Company has adopted a balance sheet strategy going forward in which it will attempt to gradually reduce Federal Home Loan Bank borrowings as a percentage of deposits. On the asset side, the Company will attempt to gradually reduce the securities portfolio as a percentage of earning assets.

Average Long-Term Junior Subordinated Convertible Debentures decreased slightly from $17.0 million at March 31, 2001 to $16.9 million at March 31, 2002. During the first quarter ended March 31, 2002, 4,500 convertible trust preferred shares were converted into 4,725 shares of the Company's common stock. Subsequent to March 31, 2002, an additional 171,994 convertible trust preferred shares were converted into 180,593 shares of the Company's common stock. The total convertible trust preferred shares converted to date represents 10.41% of the convertible trust preferred issue.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from March 31, 2001 to March 31, 2002.

  The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.


                                             SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                      ----------------------------------------------------------------------------
                                        AVERAGE                   AVERAGE      AVERAGE                    AVERAGE
                                        BALANCE     INTEREST       YIELD       BALANCE      INTEREST      YIELD
                                      ----------   ----------   ----------    ----------   ----------   ----------
                                                                (dollars in thousands)
                                        Three Months Ended March 31, 2002       Three Months Ended March 31, 2001
                                      ------------------------------------    ------------------------------------

INTEREST EARNING
ASSETS:
 Loans(1)(2)                          $  537,784   $    9,920         7.48%   $  488,940   $   10,316         8.56%
 Investment Securities(3)(4)             163,001        2,555         6.36%      139,540        2,448         7.11%
 Mortgage-backed Securities(4)           458,477        5,857         5.18%      459,240        7,937         7.01%
 Other Interest Earning
   Assets                                 24,641          187         3.08%       24,398          361         6.00%
                                      ----------   ----------                 ----------   ----------
TOTAL INTEREST EARNING
ASSETS                                 1,183,903       18,519         6.34%    1,112,118       21,062         7.68%
                                                   ----------                              ----------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks                   34,781                                  35,766
Bank Premises and Equipment               28,628                                  25,345
Other Assets                              40,633                                  16,792
  Less: Reserve for Loan Loss             (6,000)                                 (5,210)
                                      ----------                              ----------
TOTAL ASSETS                          $1,281,945                              $1,184,811
                                      ==========                              ==========


INTEREST BEARING LIABILITIES:
 Deposits                             $  583,049        4,283         2.98%   $  554,504        7,265         5.31%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                              4,539           21         1.88%        5,358           73         5.53%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas              152,161        1,182         3.15%      153,072        2,050         5.43%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas              247,391        3,191         5.23%      198,257        2,910         5.95%
 Long Term Junior Subordinated
  Convertible Debentures                  16,941          370         8.74%       16,950          371         8.75%
 Long Term Junior
  Subordinated  Debentures                20,000          425         8.50%       20,000          425         8.50%
                                      ----------   ----------                 ----------   ----------
TOTAL INTEREST BEARING
LIABILITIES                            1,024,081        9,472         3.75%      948,141       13,094         5.60%
                                                   ----------                              ----------
NONINTEREST BEARING
LIABILITIES
Demand Deposits                          175,778                                 162,980
Other Liabilities                         11,039                                  15,881
                                      ----------                              ----------
Total Liabilities                      1,210,898                               1,127,002

SHAREHOLDERS' EQUITY                      71,047                                  57,809
                                      ----------                              ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $1,281,945                              $1,184,811
                                      ==========                              ==========
NET INTEREST INCOME                                $    9,047                              $    7,968
                                                   ==========                              ==========
NET MARGIN ON AVERAGE
EARNING ASSETS                                                        3.10%                                   2.91%
                                                                ==========                              ==========

NET INTEREST SPREAD                                                   2.59%                                   2.08%
                                                                ==========                              ==========



(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $329 and $196 as of March 31, 2002 and 2001, respectively.

(3) Interest income includes taxable-equivalent adjustments of $681 and $456 as of March 31, 2002 and 2001, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $3.8 million for the three months ended March 31, 2002 compared to $4.7 million for the same period in 2001. Deposit services income increased $253,000 or 11.4% for the three months ended March 31, 2002. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from March 31, 2001 to March 31, 2002. Other noninterest income increased $438,000 or 107.6% for the three months ended March 31, 2002 primarily as a result of increases in bank owned life insurance income and mortgage servicing release fee income. During the three months ended March 31, 2002, the Company had gains on the sale of securities of $244,000 compared to gains on the sale of securities of $1.8 million for the same period in 2001. Southside sold available for sale securities during 2002 to restructure a portion of the securities portfolio.

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

The market value of the entire securities portfolio at March 31, 2002 was $634.1 million with a net unrealized gain on that date of $7.2 million. The net unrealized gain is comprised of $8.9 million in unrealized gains and $1.7 million in unrealized losses.

Noninterest Expense

Noninterest expense was $8.3 million for the three months ended March 31, 2002, compared to $6.9 million for the same period of 2001, representing an increase of $1.5 million or 21.7 %.

Salaries and employee benefits increased $1.2 million or 29.4% during the three months ended March 31, 2002 when compared to the same period in 2001. The Company has opened four new branches during this time period and opened one additional branch in April 2002. These openings combined with normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $790,000 or 23.0% as a result of personnel additions for the three months ended March 31, 2002 when compared to the same period in 2001. Retirement expense increased $159,000 or 64.6% for the three months ended March 31, 2002 when compared to the same period in 2001, primarily as a result of the increase in the number of participants, the level of performance of retirement plan assets and actuarial assumptions. Health insurance expense increased $249,000 or 65.1% for the three months ended March 31, 2002 when compared to the same period in 2001. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. During the three month period ended March 31, 2002, the Company experienced higher costs associated with this plan.

Net occupancy expense increased $148,000 or 18.8% for the three months ended March 31, 2002 compared to the same period in 2001, largely due to branch expansion, higher real estate taxes and depreciation expense .

Other expense increased $127,000 or 11.5% for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to increases in dues to directors, bank analysis fees and ATM fees.

Provision for Income Taxes

The provision for the income tax expense for the three months ended March 31, 2002 was 9.7% compared to 25.3% for the three months ended March 31, 2001. The decrease in the effective tax rate and income tax expense is due to the increase in tax free income for the quarter ended March 31, 2002 when compared to the quarter ended March 31, 2001. The Company expects its tax free income as a percentage of total income to gradually begin to decrease which should gradually increase the Company's effective tax rate.

Capital Resources

Total shareholders' equity for the Company at March 31, 2002, of $69.1 million was up $495,000 from December 31, 2001, and represented 5.5% of total assets at March 31, 2002 compared to 5.4% of total assets at December 31, 2001. Increases to shareholders' equity during the three months ended March 31, 2002 were net income of $2.8 million and $303,000 from common stock (38,624 shares) issued through the Company's dividend reinvestment and incentive stock option plans. Decreases to shareholders' equity consisted of $546,000 in dividends declared to shareholders, a decrease of $1.2 million in net unrealized gains on securities available for sale and the purchase of 64,100 shares of the Company's stock for $853,000.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $36.9 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2002, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2002, these investments were 20.2% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

The proceeds received by the Company from the Trust II Issuer continue to be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the possible repurchase of shares of our common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $48.8 million or 10.0% from the three months ended March 31, 2001 to March 31, 2002. The majority of the increase is in loans to municipalities and school districts. The increase in Municipal Loans is due to a strong commitment in municipal lending.

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

For the three months ended March 31, 2002, loan charge-offs were $344,000 and recoveries were $106,000, resulting in net charge-offs of $238,000. For the three months ended March 31, 2001, loan charge-offs were $198,000 and recoveries were $139,000, resulting in net charge-offs of $59,000.

Net charge-offs increased for the three months ended March 31, 2002 due to the increase in the loan portfolio. As a result of this and other factors, the necessary provision expense was estimated at $450,000 for the three months ended March 31, 2002.

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

Total nonperforming assets at March 31, 2002 were $3.1 million, up $745,000 or 31.0% from $2.4 million at December 31, 2001. Loans 90 days past due or more increased $336,000 or 35.6% to $1.3 million. Of this total, 59% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been less than those on other properties. Eighteen percent are commercial real estate properties, 11% are commercial loans and 12% are loans to individuals. Restructured loans increased $13,000 or 4.6% to $296,000. From December 31, 2001 to March 31, 2002, nonaccrual loans increased $203,000 or 22.7% to $1.1 million. Repossessed assets increased $64,000 or 30%. Other real estate increased $129,000 or 198.5% to $194,000.

Expansion

Southside has continued to expand its market share and branch network. In early 2002, Southside opened a full-service branch in Whitehouse along with a second full-service branch in a grocery store. A fourth strategically placed full-service branch in Longview opened in a grocery store in early 2002 continuing our expanding commitment to the Longview market. The bank also plans to open two full-service grocery store branches in northwest and southeast Tyler.

Other Accounting Issues

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The Company does not believe that FAS 143 will have a material impact on its consolidated financial statements.

In August 2001, the Financial Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the provisions of FAS 144 in the first quarter of fiscal 2003, and has not yet determined the impact of adoption.

In April 2002, the Financial Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that FAS 145 will have a material impact on its consolidated financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of March 31, 2002, were within policy guidelines. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment assumptions and changes in spreads. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

                             EXPECTED MATURITY DATE
                             (dollars in thousands)

                                                                Twelve Months Ending March 31,
                            ------------------------------------------------------------------------------------------------------
                                                                                                                          Fair
                               2002         2003         2004          2005       2006       Thereafter     Total         Value
                            ----------   ----------   ----------   ----------   ----------   ----------  ------------  -----------

Fixed Rate Loans..........  $  202,434   $   91,380   $   54,558   $   30,010   $   17,925   $   48,198  $    444,505  $   454,325
                                  7.87%        7.80%        7.54%        7.37%        7.05%        6.03%         7.55%

Adjustable Rate Loans.....      32,204        3,313        7,333        8,969       14,494       24,065        90,378 $     90,378
                                  5.40%        5.16%        5.32%        5.28%        5.23%        5.40%         5.35%
Mortgage-backed
Securities................     183,404      110,153       67,317       41,020       24,902       36,451       463,247  $   463,247
                                  5.78%        5.82%        5.81%        5.80%        5.79%        5.77%         5.80%
Investments and Other
Interest Earning Assets...      37,189        1,394        3,302        6,462        1,033      122,086       171,466 $    171,466
                                  3.29%        3.75%        3.75%        5.15%        7.21%        7.30%         6.25%
Total Interest
Earning Assets............  $  455,231   $  206,240   $  132,510   $   86,461   $   58,354   $  230,800  $  1,169,596  $ 1,179,416
                                  6.48%        6.67%        6.44%        6.24%        6.06%        6.60%         6.49%

Savings Deposits..........  $    3,436   $    1,718   $    1,718   $    1,718   $    1,718   $   24,054  $     34,362  $    31,475
                                  1.50%        1.50%        1.50%        1.50%        1.50%        1.50%         1.50%

NOW Deposits..............      18,707        4,081        4,081        4,081        4,081       57,142        92,173  $    83,367
                                  1.41%        1.00%        1.00%        1.00%        1.00%        1.00%         1.08%

Money Market Deposits.....      20,283        6,761        6,761        6,761        6,761       20,285        67,612 $     65,308
                                  1.63%        1.62%        1.62%        1.62%        1.62%        1.62%         1.62%

Platinum Money Market.....      21,025        2,252        2,252        2,252        2,252           --        30,033  $    30,102
                                  1.88%        1.88%        1.88%        1.88%        1.88%          --          1.88%

Certificates of Deposit...     260,148       45,540       26,567        8,221       16,177          374       357,027  $   361,707
                                  3.39%        4.47%        5.16%        5.97%        5.10%        6.42%         3.80%

FHLB Dallas Advances......     122,340      111,286       45,225       23,265       23,230       40,453       365,799  $   366,604
                                  3.52%        4.81%        4.71%        5.58%        5.27%        6.19%         4.60%

Other Borrowings..........       5,166           --           --           --           --       36,905        42,071  $    42,071
                                  1.82%                                                            8.61%         7.78%
Total Interest
Bearing Liabilities.......  $  451,105   $  171,638   $   86,604   $   46,298   $   54,219   $  179,213  $    989,077  $   980,634
                                  3.16%        4.43%        4.29%        4.34%        4.18%        3.89%         3.72%

Residential fixed rate loans are assumed to have annual prepayment rates between 9% and 25% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 10% and 39%. Consumer loans are assumed to prepay at an annualized rate between 10% and 35%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 10% to 37%. At March 31, 2002, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At March 31, 2002, of the $463.2 million of mortgage-backed and related securities held by the Company, an aggregate of $459.7 million were secured by fixed-rate mortgage loans and an aggregate of $3.5 million were secured by adjustable-rate mortgage loans.

The Company assumes 70% of savings accounts and transaction accounts at March 31, 2002, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at March 31, 2002 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    An annual meeting of shareholders was held on April 18, 2002.

           (b) The election of three directors (term expiring at the 2005 Annual Meeting) were as follows:


                                                                FOR              WITHHELD
                                                              ---------         -----------

                  Rollins Caldwell                            5,618,767           213,581
                  Sam Dawson                                  5,615,448           216,900
                  William Sheehy                              5,618,822           213,526


                  Directors continuing until the 2003 Annual Meeting are as follows:

                  Herbert C. Buie
                  Robbie N. Edmonson
                  W. D. (Joe) Norton
                  Michael D. Gollob

                  Directors continuing until the 2004 Annual Meeting are as follows:

                  Fred E. Bosworth
                  B. G. Hartley
                  Paul W. Powell


           (c) The matters voted upon and the results of the voting were as follows:

                  The shareholders voted 5,731,244 shares in the affirmative, 8,405 shares in the negative, and 92,699 abstentions to transact other business that may properly come before the meeting or any adjournments. There was no new business presented at the meeting.

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


DATE:      May 10, 2002
     -----------------------



                                         /s/ LEE R. GIBSON
                                         --------------------------------------
                                         Lee R. Gibson, Executive Vice
                                         President (Principal Financial
                                         and Accounting Officer)



DATE:       May 10, 2002
     ---------------------------------