Form 10-Q
period 2002-06-30
SOUTHSIDE BANCSHARES INC
filed 2002-08-13
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                               ------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  ______________ to ________________


          Commission file number                   0-12247
                                   --------------------------------------------


                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 TEXAS                                  75-1848732
    ------------------------------                  -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

     1201 S. Beckham, Tyler, Texas                         75701
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

         (Registrant's telephone number, including area code)   903-531-7111
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

         The number of shares outstanding of each of the issuer's classes of capital stock as of July 31, 2002 was 7,909,017 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)


                                     ASSETS
                                                                                            June 30,         December 31,
                                                                                              2002              2001
                                                                                           ------------      ------------
Cash and due from banks ..............................................................     $     45,345      $     52,681
Investment securities available for sale .............................................          147,686           158,818
Mortgage-backed and related securities available for sale ............................          484,808           454,078
Marketable equity securities available for sale ......................................           22,067            21,287
Loans:
   Loans, net of unearned discount ...................................................          552,363           537,898
   Less:  Reserve for loan losses ....................................................           (5,971)           (5,926)
                                                                                           ------------      ------------
     Net Loans .......................................................................          546,392           531,972
Premises and equipment, net ..........................................................           30,636            27,748
Interest receivable ..................................................................            9,075             8,622
Other assets .........................................................................           21,772            21,531
                                                                                           ------------      ------------

     TOTAL ASSETS ....................................................................     $  1,307,781      $  1,276,737
                                                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ...............................................................     $    191,468      $    171,802
   Interest bearing ..................................................................          597,374           586,152
                                                                                           ------------      ------------
     Total Deposits ..................................................................          788,842           757,954
Short-term obligations:
   Federal funds purchased ...........................................................           15,100            25,900
   FHLB Dallas advances ..............................................................          136,120           114,177
   Other obligations .................................................................            2,500             2,500
                                                                                           ------------      ------------
      Total Short-term obligations ...................................................          153,720           142,577
Long-term obligations:
   FHLB Dallas advances ..............................................................          233,594           260,713
   Junior subordinated debentures ....................................................           20,000            20,000
   Junior subordinated convertible debentures ........................................           15,070            16,950
                                                                                           ------------      ------------
      Total Long-term obligations ....................................................          268,664           297,663
Deferred tax liability ...............................................................            1,772             1,634
Other liabilities ....................................................................           21,424             8,324
                                                                                           ------------      ------------
     TOTAL LIABILITIES ...............................................................        1,234,422         1,208,152
                                                                                           ------------      ------------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
   9,017,101 and 8,733,297 shares issued) ............................................           11,271            10,917
   Paid-in capital ...................................................................           37,385            35,195
   Retained earnings .................................................................           30,000            25,133
   Treasury stock (1,143,177 and 920,577 shares at cost) .............................          (11,883)           (8,511)
   Accumulated other comprehensive income ............................................            6,586             5,851
                                                                                           ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY .....................................................           73,359            68,585
                                                                                           ------------      ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................     $  1,307,781      $  1,276,737
                                                                                           ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                           Quarter Ended June 30,    Six Months Ended June 30,
                                                          -----------------------    -------------------------
                                                            2002          2001          2002          2001
                                                          ---------     ---------     ---------     ---------
Interest income
   Loans ............................................     $   9,433     $  10,526     $  19,024     $  20,646
   Investment securities ............................         1,765         1,591         3,639         3,583
   Mortgage-backed and related securities ...........         6,130         7,709        11,987        15,646
   Other interest earning assets ....................           181           250           368           611
                                                          ---------     ---------     ---------     ---------
       Total interest income ........................        17,509        20,076        35,018        40,486
Interest expense
   Deposits .........................................         4,100         6,739         8,383        14,004
   Short-term obligations ...........................         1,468         1,878         2,671         4,001
   Long-term obligations ............................         3,500         3,878         7,486         7,584
                                                          ---------     ---------     ---------     ---------
       Total interest expense .......................         9,068        12,495        18,540        25,589
                                                          ---------     ---------     ---------     ---------
Net interest income .................................         8,441         7,581        16,478        14,897
Provision for loan losses ...........................           601           300         1,051           760
                                                          ---------     ---------     ---------     ---------
Net interest income after provision for loan losses .         7,840         7,281        15,427        14,137
                                                          ---------     ---------     ---------     ---------
Noninterest income
   Deposit services .................................         2,643         2,323         5,123         4,550
   Gain on sales of securities available for sale ...           799           509         1,043         2,317
   Trust income .....................................           227           222           481           446
   Other ............................................         1,015           557         1,860           964
                                                          ---------     ---------     ---------     ---------
       Total noninterest income .....................         4,684         3,611         8,507         8,277
                                                          ---------     ---------     ---------     ---------
Noninterest expense
   Salaries and employee benefits ...................         5,342         4,569        10,607         8,637
   Net occupancy expense ............................           978           822         1,915         1,611
   Equipment expense ................................           141           186           325           369
   Advertising, travel & entertainment ..............           482           479           878           912
   Supplies .........................................           178           171           366           326
   Professional fees ................................           184           192           331           318
   Other ............................................         1,309         1,216         2,538         2,318
                                                          ---------     ---------     ---------     ---------
       Total noninterest expense ....................         8,614         7,635        16,960        14,491
                                                          ---------     ---------     ---------     ---------

Income before federal tax expense ...................         3,910         3,257         6,974         7,923
Provision for federal tax expense ...................           549           679           847         1,861
                                                          ---------     ---------     ---------     ---------
Income before cumulative effect of change
  in accounting principle ...........................         3,361         2,578         6,127         6,062
Cumulative effect of change in accounting
  principle, net of tax .............................            --            --            --          (994)
                                                          ---------     ---------     ---------     ---------
Net Income ..........................................     $   3,361     $   2,578     $   6,127     $   5,068
                                                          =========     =========     =========     =========

Earnings Per Common Share:
Basic:
Income before cumulative effect of change
  in accounting principle ...........................     $    0.43     $    0.33     $    0.78     $    0.77
Cumulative effect of change in accounting
  principle, net of tax .............................            --            --            --         (0.13)
                                                          ---------     ---------     ---------     ---------
     Net income .....................................     $    0.43     $    0.33     $    0.78     $    0.64
                                                          =========     =========     =========     =========

Diluted:
Income before cumulative effect of change
  in accounting principle ...........................     $    0.35     $    0.29     $    0.65     $    0.66
Cumulative effect of change in accounting
principle, net of tax ...............................            --            --            --         (0.10)
                                                          ---------     ---------     ---------     ---------
     Net income .....................................     $    0.35     $    0.29     $    0.65     $    0.56
                                                          =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                      Compre-    Total
                                               Compre-                                                hensive    Share-
                                               hensive    Common    Paid in   Retained    Treasury    Income    holders'
                                               Income     Stock     Capital   Earnings     Stock      (Loss)    Equity
                                               -------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at December 31, 2001................   $        $  10,917  $  35,195  $  25,133  $  (8,511) $   5,851  $  68,585
Net Income..................................     6,127                            6,127                            6,127
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3).       735                                                    735        735
                                               -------
Comprehensive income........................   $ 6,862
                                               =======
Common stock issued (283,804 shares)........                  354      2,082                                       2,436
Dividends paid on common stock..............                                     (1,260)                          (1,260)
Purchase of 222,600 shares of
  Treasury stock............................                                                (3,372)               (3,372)
Tax benefit of incentive stock options......                             108                                         108
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Balance at June 30, 2002....................            $  11,271  $  37,385  $  30,000  $ (11,883) $   6,586  $  73,359
                                                        =========  =========  =========  =========  =========  =========


Balance at December 31, 2000................   $        $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334) $  51,695
Net Income..................................     5,068                            5,068                            5,068
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3).     7,060                                                  7,060      7,060
                                               -------
Comprehensive income........................   $12,128
                                               =======
Common stock issued (63,186 shares).........                   79        283                                         362
Dividends paid on common stock..............                                       (895)                            (895)
Purchase of 223,500 shares of
  Treasury stock............................                                                (2,059)               (2,059)
Tax benefit of incentive stock options......                              50                                          50
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Balance at June 30, 2001....................            $  10,348  $  30,559  $  24,064  $  (7,416) $   3,726  $  61,281
                                                        =========  =========  =========  =========  =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 ------------------------
                                                                                   2002           2001
                                                                                 ---------      ---------
OPERATING ACTIVITIES:
 Net income ................................................................     $   6,127      $   5,068
 Adjustments to reconcile net cash provided by operations:
  Depreciation .............................................................         1,135            936
  Amortization of premium ..................................................         4,882          2,882
  Accretion of discount and loan fees ......................................          (203)          (945)
  Provision for loan losses ................................................         1,051            760
  Tax benefit of incentive stock options ...................................           108             50
  (Increase) decrease in interest receivable ...............................          (453)           472
  Decrease (increase) in other assets ......................................           568         (1,310)
  Increase in deferred tax asset ...........................................          (241)          (225)
  (Decrease) increase in interest payable ..................................          (357)           208
  Increase in other liabilities ............................................        13,457         14,312
  Gain on sales of premises and equipment ..................................           (12)           (12)
  Gain on sales of other real estate owned .................................           (28)            (4)
  Gain on sales of securities ..............................................        (1,043)        (2,317)
  Cumulative effect of change in accounting principle ......................            --            994
  Proceeds from sales of trading securities ................................            --         99,595
                                                                                 ---------      ---------
    Net cash provided by operating activities ..............................        24,991        120,464

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ...........        68,860         47,360
 Proceeds from sales of mortgage-backed securities available for sale ......        66,527         57,930
 Proceeds from maturities of investment securities available for sale ......         7,515         46,219
 Proceeds from maturities of mortgage-backed securities available for sale .       112,645         69,516
 Purchases of investment securities available for sale .....................       (63,620)       (98,812)
 Purchases of mortgage-backed securities available for sale ................      (214,047)      (251,062)
 Purchases of marketable equity securities available for sale ..............          (780)          (547)
 Net increase in loans .....................................................       (17,308)       (28,939)
 Purchases of premises and equipment .......................................        (4,030)        (1,082)
 Proceeds from sales of premises and equipment .............................            19             26
 Proceeds from sales of other real estate owned ............................            79             12
 Proceeds from sales of repossessed assets .................................           977            579
                                                                                 ---------      ---------
    Net cash used in investing activities ..................................       (43,163)      (158,800)



The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                      2002             2001
                                                                                   -----------      -----------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts .................................     $    20,520      $       617
 Net increase (decrease) in certificates of deposit ..........................          10,368          (14,565)
 Net decrease in federal funds purchased .....................................         (10,800)          (4,050)
 Net (decrease) increase in FHLB Dallas advances .............................          (5,176)          55,251
 Net decrease in junior subordinated convertible dentures ....................          (1,880)              --
 Proceeds from the issuance of common stock ..................................           2,436              362
 Purchase of treasury stock ..................................................          (3,372)          (2,059)
 Dividends paid ..............................................................          (1,260)            (895)
                                                                                   -----------      -----------
      Net cash provided by financing activities ..............................          10,836           34,661

Net decrease in cash and cash equivalents ....................................          (7,336)          (3,675)
Cash and cash equivalents at beginning of period .............................          52,681           38,800
                                                                                   -----------      -----------
Cash and cash equivalents at end of period ...................................     $    45,345      $    35,125
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ...............................................................     $    18,897      $    25,381
 Income taxes paid ...........................................................     $     1,000      $     1,125

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure .     $     1,837      $       545
 Transfer of held to maturity securities to trading securities ...............     $        --      $    99,792




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of June 30, 2002, and the related consolidated statements of income, shareholders' equity and cash flow for the quarter and six-month periods ended June 30, 2002 and 2001 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

  2.  Earnings Per Share

   Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                            Quarter Ended June 30,    Six Months Ended June 30,
                                                                           -----------------------    ----------     ----------
                                                                             2002          2001          2002          2001
                                                                           ---------     ---------     ---------     ---------
Basic Earnings and Shares:
     Income before cumulative effect of accounting change ............     $   3,361     $   2,578     $   6,127     $   6,062
     Cumulative effect of change in accounting principle, net of tax .            --            --            --          (994)
                                                                           ---------     ---------     ---------     ---------
     Net income ......................................................     $   3,361     $   2,578     $   6,127     $   5,068
                                                                           =========     =========     =========     =========

     Weighted-average basic shares outstanding .......................         7,926         7,810         7,865         7,873


Basic Earnings Per Share:
     Income before cumulative effect of accounting change ............     $    0.43     $    0.33     $    0.78     $    0.77
     Cumulative effect of change in accounting principle, net of tax .            --            --            --         (0.13)
                                                                           ---------     ---------     ---------     ---------
     Net income ......................................................     $    0.43     $    0.33     $    0.78     $    0.64
                                                                           =========     =========     =========     =========


Diluted Earnings and Shares:
     Income before cumulative effect of accounting change ............     $   3,361     $   2,578     $   6,127     $   6,062
     Add: Applicable dividend on convertible debentures ..............           218           244           462           489
                                                                           ---------     ---------     ---------     ---------
     Adjusted net income .............................................         3,579         2,822         6,589         6,551
     Cumulative effect of change in accounting principle, net of tax .            --            --            --          (994)
                                                                           ---------     ---------     ---------     ---------
     Net income ......................................................     $   3,579     $   2,822     $   6,589     $   5,557
                                                                           =========     =========     =========     =========


     Weighted-average basic shares outstanding .......................         7,926         7,810         7,865         7,873

     Add: Stock options ..............................................           602           345           579           322
          Convertible debentures .....................................         1,599         1,780         1,688         1,780
                                                                           ---------     ---------     ---------     ---------
     Weighted-average diluted shares outstanding .....................        10,127         9,935        10,132         9,975
                                                                           =========     =========     =========     =========


Diluted Earnings Per Share:
     Income before cumulative effect of accounting change ............     $    0.35     $    0.29     $    0.65     $    0.66
     Cumulative effect of change in accounting principle, net of tax .            --            --            --         (0.10)
                                                                           ---------     ---------     ---------     ---------
     Net income ......................................................     $    0.35     $    0.29     $    0.65     $    0.56
                                                                           =========     =========     =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

  3.  Comprehensive Income

  The components of accumulated comprehensive income are as follows:

                                                                     Six Months Ended June 30, 2002
                                                          --------------------------------------------------
                                                            Before-Tax      Tax (Expense)        Net-of-Tax
                                                             Amount           Benefit              Amount
                                                          -------------     -------------      -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...     $       2,157     $        (733)     $       1,424
    Less:  reclassification adjustment for gains
        included in net income ......................             1,043              (354)               689
                                                          -------------     -------------      -------------
    Net unrealized gains on securities ..............             1,114              (379)               735
                                                          -------------     -------------      -------------
Other comprehensive income ..........................     $       1,114     $        (379)     $         735
                                                          =============     =============      =============


                                                                      Quarter Ended June 30, 2002
                                                          --------------------------------------------------
                                                            Before-Tax      Tax (Expense)        Net-of-Tax
                                                             Amount           Benefit              Amount
                                                          -------------     -------------      -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...     $       3,779     $      (1,284)     $       2,495
    Less:  reclassification adjustment for gains
        included in net income ......................               799              (271)               528
                                                          -------------     -------------      -------------
    Net unrealized gains on securities ..............             2,980            (1,013)             1,967
                                                          -------------     -------------      -------------

Other comprehensive income ..........................     $       2,980     $      (1,013)     $       1,967
                                                          =============     =============      =============

                                                                    Six Months Ended June 30, 2001
                                                          --------------------------------------------------
                                                            Before-Tax      Tax (Expense)        Net-of-Tax
                                                             Amount           Benefit              Amount
                                                          -------------     -------------      -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...     $      11,508      $      (3,913)     $       7,595
    Less:  reclassification adjustment for gains
       included in net income .......................             2,317               (788)             1,529
                                                          -------------      -------------      -------------
    Net unrealized gains on securities ..............             9,191             (3,125)             6,066
    Less:  cumulative effect of change in
        accounting principle ........................            (1,506)               512               (994)
                                                          -------------      -------------      -------------

Other comprehensive income ..........................     $      10,697      $      (3,637)     $       7,060
                                                          =============      =============      =============

                                                                       Quarter Ended June 30, 2001
                                                          --------------------------------------------------
                                                            Before-Tax      Tax (Expense)        Net-of-Tax
                                                             Amount           Benefit              Amount
                                                          -------------     -------------      -------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ...     $       1,050     $        (357)     $         693
    Less:  reclassification adjustment for gains
       included in net income .......................               509              (173)               336
                                                          -------------     -------------      -------------
    Net unrealized gains on securities ..............               541              (184)               357
                                                          -------------     -------------      -------------

Other comprehensive income ..........................     $         541     $        (184)     $         357
                                                          =============     =============      =============

4.  Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not believe that FAS 144 will have a material impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that FAS 145 will have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that FAS 146 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 2002 compared to June 30, 2001.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 2002 compared to the same period in 2001. Net income for the quarter and six months ended June 30, 2002 was $3.4 million and $6.1 million compared to $2.6 million and $5.1 million for the same period in 2001.

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

Net Interest Income

Net interest income for the six months ended June 30, 2002 was $16.5 million, an increase of $1.6 million or 10.6% for the six months when compared to the same period in 2001. Average interest earning assets increased $58.5 million or 5.2%, while the net interest spread increased from 2.14% at June 30, 2001 to 2.66% at June 30, 2002 and the net margin increased from 2.93% at June 30, 2001 to 3.17% at June 30, 2002. The increase in net interest spread and margin is primarily a result of the decrease in interest expense on the brokered Certificates of Deposit (CD's) called during the first six months of 2001.

During the six months ended June 30, 2002, Average Loans, funded primarily by the growth in average deposits and average FHLB Dallas advances, increased $44.8 million or 9.1%, compared to the same period in 2001. The average yield on loans decreased from 8.59% at June 30, 2001 to 7.37% at June 30, 2002 reflective of the overall decrease in interest rates during the year.

Average Securities increased $13.3 million or 2.2% for the six months ended June 30, 2002 when compared to the same period in 2001. This increase was a direct result of the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 5.58% during the six months ended June 30, 2002 from 6.76% during the same period in 2001. The decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration.

Income from equity securities, interest income from federal funds and other interest earning assets decreased $243,000 or 39.8% for the six months ended June 30, 2002 when compared to 2001 as a result of the decrease in the average yield from 5.13% in 2001 to 3.04% at June 30, 2002, due to lower interest rates.

Total interest expense decreased $7.0 million or 27.5% to $18.5 million during the six months ended June 30, 2002 as compared to $25.6 million during the same period in 2001. The decrease was attributable to a decrease in the average yield on interest bearing liabilities from 5.40% at June 30, 2001 to 3.69% at June 30, 2002. Average Interest Bearing Deposits increased $37.7 million or 6.9% while the average rate paid decreased from 5.14% at June 30, 2001 to 2.88% at June 30, 2002, which is due in part to the call of the higher cost long-term brokered CDs during 2001.

During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40% and an average life of approximately 4.9 years. The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential of higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At June 30, 2002 and December 31, 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $4.0 million or 2.4% as compared to the same period in 2001. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $25.0 million or 12.1% compared to $206.1 million at June 30, 2001. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans.

The Company has adopted a balance sheet strategy going forward in which it will attempt to gradually reduce Federal Home Loan Bank borrowings as a percentage of deposits. On the asset side, the Company will attempt to gradually reduce the securities portfolio as a percentage of earning assets. The leverage strategy the Company has in place is designed to enhance net income and shareholder return with as minimal interest rate risk as possible. The leverage strategy is dynamic in nature and requires continuous management as the Company's balance sheet changes and the interest rate environment changes. The Company does not maintain the leverage strategy for any other reason at this time. One of the risks associated with the asset structure the Company maintains is a lower net interest rate spread and margin when compared to peers. This asset structure, spread and margin increases the need to monitor the Company's interest rate risk.

Average Long-Term Junior Subordinated Convertible Debentures decreased from $17.0 million at June 30, 2001 to $16.1 million at June 30, 2002. During the six months ended June 30, 2002, 187,994 convertible trust preferred shares were converted into 197,393 shares of the Company's common stock. During the second quarter ended June 30, 2002, 183,494 convertible trust preferred shares were converted into 192,668 shares of the Company's common stock. Subsequent to June 30, 2002, an additional 29,200 convertible trust preferred shares were converted into 30,660 shares of the Company's common stock. The total convertible trust preferred shares converted to date represents 12.8% of the convertible trust preferred issue.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from June 30, 2001 to June 30, 2002.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                  SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                    --------------------------------------------------------------------------------------------

                                      AVERAGE                               AVERAGE      AVERAGE                          AVERAGE
                                      BALANCE            INTEREST           YIELD        BALANCE          INTEREST         YIELD
                                    --------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                            Six Months Ended June 30, 2002                   Six Months Ended June 30, 2001
                                    ----------------------------------------------     -----------------------------------------
INTEREST EARNING
ASSETS:
 Loans(1)(2)                        $    539,408       $     19,714          7.37%     $    494,581     $     21,071        8.59%
 Investment Securities(3)(4)             154,400              5,019          6.56%          129,672            4,519        7.03%
 Mortgage-backed Securities(4)           460,090             11,987          5.25%          471,560           15,646        6.69%
 Other Interest Earning
   Assets                                 24,412                368          3.04%           24,014              611        5.13%
                                    ------------       ------------                    ------------     ------------
TOTAL INTEREST EARNING
ASSETS                                 1,178,310             37,088          6.35%        1,119,827           41,847        7.54%
                                                       ------------                                     ------------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks                   35,202                                             34,633
Bank Premises and Equipment               29,445                                             25,474
Other Assets                              39,276                                             17,504
  Less:  Reserve for Loan Loss            (6,069)                                            (5,374)
                                    ------------                                       ------------
TOTAL ASSETS                        $  1,276,164                                       $  1,192,064
                                    ============                                       ============


INTEREST BEARING LIABILITIES:
 Deposits                           $    587,672              8,383          2.88%     $    549,952           14,004        5.14%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                              4,083                 39          1.93%            4,931              122        4.99%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas              154,618              2,632          3.43%          157,743            3,879        4.96%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas              231,138              5,937          5.18%          206,135            5,992        5.86%
 Long Term Junior Subordinated
  Convertible Debentures                  16,077                699          8.70%           16,950              742        8.75%
 Long Term Junior
  Subordinated  Debentures                20,000                850          8.50%           20,000              850        8.50%
                                    ------------       ------------                    ------------     ------------
TOTAL INTEREST BEARING
LIABILITIES                            1,013,588             18,540          3.69%          955,711           25,589        5.40%
                                                       ------------                                     ------------

NONINTEREST BEARING
LIABILITIES
Demand Deposits                          179,279                                            163,028
Other Liabilities                         11,463                                             14,673
                                    ------------                                       ------------
Total Liabilities                      1,204,330                                          1,133,412

SHAREHOLDERS' EQUITY                      71,834                                             58,652
                                    ------------                                       ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $  1,276,164                                       $  1,192,064
                                    ============                                       ============

NET INTEREST INCOME                                    $     18,548                                     $     16,258
                                                       ============                                     ============

NET MARGIN ON AVERAGE
EARNING ASSETS                                                               3.17%                                          2.93%
                                                                          =======                                        =======

NET INTEREST SPREAD                                                          2.66%                                          2.14%
                                                                          =======                                        =======

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $690 and $425 as of June 30, 2002 and 2001, respectively.

(3) Interest income includes taxable-equivalent adjustments of $1,380 and $936 as of June 30, 2002 and 2001, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $8.5 million for the six months ended June 30, 2002 compared to $8.3 million for the same period in 2001. Deposit services income increased $573,000 or 12.6% for the six months ended June 30, 2002. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from June 30, 2001 to June 30, 2002. Other noninterest income increased $896,000 or 92.9% for the six months ended June 30, 2002 primarily as a result of increases in bank owned life insurance income and mortgage servicing release fee income. During the six months ended June 30, 2002, the Company had gains on the sale of securities of $1.0 million compared to $2.3 million for the same period in 2001. The Company sold available for sale securities during 2002 to restructure a portion of the securities portfolio.

On January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133). As allowed by FAS 133, at the date of initial application of this statement, the Company transferred held to maturity securities with an amortized cost of $155.2 million into the available for sale category. In addition, the Company transferred held to maturity securities with an amortized cost of $99.8 million and a market value of $98.3 million into the trading category. The effect of adopting FAS 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. The Company sold the securities transferred into the trading category along with previously existing available for sale securities which resulted in realized gains of $1.8 million or an after tax gain of $1.2 million. These separate transactions allowed the Company to reposition the investment portfolio while having a positive impact of $302,000 or $199,000 (net of taxes) on consolidated net income for the first quarter of 2001.

The market value of the entire securities portfolio at June 30, 2002 was $654.6 million with a net unrealized gain on that date of $10.2 million. The net unrealized gain is comprised of $10.9 million in unrealized gains and $0.7 million in unrealized losses.

Noninterest Expense

Noninterest expense was $17.0 million for the six months ended June 30, 2002, compared to $14.5 million for the same period of 2001, representing an increase of $2.5 million or 17.0%.

Salaries and employee benefits increased $2.0 million or 22.8% during the six months ended June 30, 2002 when compared to the same period in 2001. The Company has opened five new branches during this time period. These openings combined with normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $1.6 million or 22.1% as a result of personnel additions for the six months ended June 30, 2002 when compared to the same period in 2001. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $226,000 or 35.4% for the six months ended June 30, 2002 when compared to the same period in 2001, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Health insurance expense increased $191,000 or 19.7% for the six months ended June 30, 2002 when compared to the same period in 2001. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. During the six month period ended June 30, 2002, the Company experienced higher costs associated with this plan.

Net occupancy expense increased $304,000 or 18.9% for the six months ended June 30, 2002 compared to the same period in 2001, largely due to branch expansion, higher real estate taxes and depreciation expense.

Other expense increased $220,000 or 9.5% for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to increases in vehicle expense, bank analysis fees and collection fee expense.

Provision for Income Taxes

The provision for the income tax expense for the six months ended June 30, 2002 was 12.1% compared to 23.5% for the six months ended June 30, 2001. The decrease in the effective tax rate and income tax expense is due to the increase in tax free income for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The Company expects its tax free income as a percentage of total income to gradually begin to decrease which should gradually increase the Company's effective tax rate.

Capital Resources

Total shareholders' equity for the Company at June 30, 2002, of $73.4 million was up $4.8 million from December 31, 2001, and represented 5.61% of total assets at June 30, 2002 compared to 5.37% of total assets at December 31, 2001. Increases to shareholders' equity during the six months ended June 30, 2002 were net income of $6.1 million and common stock (283,804 shares) issued primarily through the conversion of convertible trust preferred shares and the Company's dividend reinvestment and incentive stock option plans of $2.4 million and an increase of $735,000 in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $1.3 million in dividends paid to shareholders and the purchase of 222,600 shares of the Company's common stock for $3.4 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2002, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At June 30, 2002, these investments were 21.8% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

On November 2, 2000, the Company through its wholly owned subsidiary, Southside Capital Trust II, (the "junior subordinated convertible issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $9.52 per common share. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

The proceeds received by the Company from the Trust II Issuer continues to be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the repurchase of shares of the Company's common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $44.8 million or 9.1% from the six months ended June 30, 2001 to June 30, 2002. The majority of the increase is in loans to municipalities and school districts. The increase in Municipal Loans is due to a strong commitment in municipal lending.

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

For the second quarter and six months ended June 30, 2002, loan charge-offs were $828,000 and $1,172,000 and recoveries were $60,000 and $166,000, respectively, resulting in net charge-offs of $768,000 and $1,006,000. For the second quarter and six months ended June 30, 2001, loan charge-offs were $409,000 and $607,000 and recoveries were $297,000 and $436,000, respectively, resulting in net charge-offs of $112,000 and $171,000.

Net charge-offs increased for the six months ended June 30, 2002 due to increases in the loan portfolio over the last three to four years and slight changes in the economic conditions of the market area. As a result of this and other factors, the necessary provision expense was estimated at $1.1 million for the six months ended June 30, 2002.

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

Total nonperforming assets at June 30, 2002 were $3.6 million, up $1.2 million or 49.4% from $2.4 million at December 31, 2001. Other real estate increased $942,000 or 1,449.2% to $1.0 million from December 31, 2001 to

June 30, 2002. Of this total, 54% consist of five residential dwellings, 28% is the construction of a residential dwelling and 18% is a commercial building. The Company is actively marketing all properties and none are being held for investment purposes. From December 31, 2001 to June 30, 2002, nonaccrual loans increased $644,000 or 71.9% to $1.5 million. Of this total, 19% are construction and land development loans, 18% are residential real estate loans, 8% are commercial real estate loans, 31% are commercial loans and 24% are loans to individuals. Loans 90 days past due or more decreased $265,000 or 28.0% to $680,000. Restructured loans decreased $3,000 or 1.1% to $ 280,000. Repossessed assets decreased $132,000 or 62.0% to $81,000.

Expansion

During the first six months of 2002 the Company opened five new full service branches. Two of the branches are located in Whitehouse, two in Tyler and one in Longview. Four of the full service branches are located in grocery stores.

Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not believe that FAS 144 will have a material impact on its financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that FAS 145 will have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that FAS 146 will have a material impact on its consolidated financial statements.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of June 30, 2002, were within policy guidelines. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment assumptions and changes in spreads. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

                             EXPECTED MATURITY DATE
                             (dollars in thousands)


                                                          Twelve Months Ending June 30,
                          ------------------------------------------------------------------------                         Fair
                             2002        2003         2004        2005        2006      Thereafter        Total            Value
                          ---------   ---------    ---------    --------    --------    ----------     -----------       ----------
Fixed Rate Loans ......   $211,116    $ 91,716     $ 54,002     $29,667     $16,494     $ 49,173       $  452,168       $  468,027
                              7.68%       7.67%        7.44%       7.23%       6.92%        5.88%            7.40%

Adjustable Rate Loans .     31,143       4,200        6,781       9,029      17,408       30,094           98,655           98,655
                              5.44%       5.12%        5.39%       5.28%       5.29%        5.16%            5.30%
Mortgage-backed
Securities ............    204,430     117,779       68,781      40,032      23,202       30,584          484,808          484,808
                              5.70%       5.72%        5.68%       5.65%       5.62%        5.54%            5.68%
Investments and Other
Interest Earning
  Assets ..............     35,423       6,447          265       4,456       1,046      122,763          170,400          170,400
                              3.37%       3.51%        7.66%       5.66%       7.15%        7.30%            6.30%

Total Interest
Earning Assets ........   $482,112    $220,142     $129,829     $83,184     $58,150     $232,614       $1,206,031       $1,221,890
                              6.38%       6.46%        6.40%       6.17%       5.92%        6.49%            6.38%



Savings Deposits ......   $  3,575    $  1,787     $  1,787     $ 1,787     $ 1,787     $ 25,020       $   35,743       $   33,956
                              1.50%       1.50%        1.50%       1.50%       1.50%        1.50%            1.50%

NOW Deposits ..........     27,893       4,088        4,088       4,088       4,088       57,227          101,472           95,389
                              1.59%       1.00%        1.00%       1.00%       1.00%        1.00%            1.16%

Money Market Deposits .     20,783       6,928        6,928       6,928       6,928       20,784           69,279           68,557
                              1.63%       1.62%        1.62%       1.62%       1.62%        1.62%            1.62%

Platinum Money Market .     24,309       2,605        2,605       2,605       2,605           --           34,729           35,143
                              1.88%       1.88%        1.88%       1.88%       1.88%          --             1.88%

Certificates of
   Deposit ............    257,076      44,872       25,351       7,359      21,087          406          356,151          363,142
                              3.17%       4.00%        5.31%       5.68%       5.09%        5.92%            3.60%

FHLB Dallas Advances ..    136,675      98,798       49,251      31,352      15,476       38,162          369,714          376,131
                              3.91%       4.42%        4.59%       5.48%       5.33%        6.14%            4.56%

Other Borrowings ......     17,600          --           --          --          --       35,070           52,670           52,670
                              2.36%         --           --          --          --         8.61%            6.52%

Total Interest
Bearing Liabilities ...   $487,911    $159,078     $ 90,010     $54,119     $51,971     $176,669       $1,019,758       $1,024,988
                              3.12%       4.02%        4.26%       4.37%       4.09%        3.78%            3.59%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 10% and 39%. Consumer loans are assumed to prepay at an annualized rate between 10% and 45%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At June 30, 2002, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At June 30, 2002, of the $484.8 million of mortgage-backed and related securities held by the Company, an aggregate of $481.5 million were collateralized by fixed-rate mortgage loans and an aggregate of $3.3 million were collateralized by adjustable-rate mortgage loans.

The Company assumes 70% of savings accounts and transaction accounts at June 30, 2002, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at June 30, 2002 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

   PART II.OTHER INFORMATION

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

           Not Applicable

   ITEM 5. OTHER INFORMATION

           Not Applicable

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits -

              Exhibit
                 No.
              -------

               * 99.1      -  Certification Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

               --------------
               * Filed herewith.

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


DATE:      August 12, 2002
     -------------------------



                                            /s/ LEE R. GIBSON
                                            -----------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE:       August 12, 2002
     -------------------------

                                  Exhibit Index


   EXHIBIT
    NUMBER       DESCRIPTION
   -------       -----------
99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002