Form 10-Q
period 2002-09-30
SOUTHSIDE BANCSHARES INC
filed 2002-11-14
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                               -------------------------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         to
                                                        ---------   ------------


                          Commission file number            0-12247
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

         The number of shares outstanding of each of the issuer's classes of capital stock as of October 31, 2002 was 8,325,886 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

                                                                                      September 30,   December 31,
                                ASSETS                                                    2002            2001
                                                                                       -----------    -----------
Cash and due from banks ............................................................   $    44,092    $    52,681
Investment securities available for sale ...........................................       137,018        158,818
Mortgage-backed and related securities available for sale ..........................       483,108        454,078
Marketable equity securities available for sale ....................................        22,228         21,287
Loans:
   Loans, net of unearned discount .................................................       566,709        537,898
   Less:  Reserve for loan losses ..................................................        (6,205)        (5,926)
                                                                                       -----------    -----------
     Net Loans .....................................................................       560,504        531,972
Premises and equipment, net ........................................................        30,484         27,748
Interest receivable ................................................................         7,689          8,622
Other assets .......................................................................        20,500         21,531
                                                                                       -----------    -----------

     TOTAL ASSETS ..................................................................   $ 1,305,623    $ 1,276,737
                                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .............................................................   $   190,766    $   171,802
   Interest bearing ................................................................       595,029        586,152
                                                                                       -----------    -----------
     Total Deposits ................................................................       785,795        757,954
Short-term obligations:
   Federal funds purchased .........................................................           100         25,900
   FHLB Dallas advances ............................................................       143,999        114,177
   Other obligations ...............................................................         2,500          2,500
                                                                                       -----------    -----------
      Total Short-term obligations .................................................       146,599        142,577
Long-term obligations:
   FHLB Dallas advances ............................................................       236,894        260,713
   Junior subordinated debentures ..................................................        20,000         20,000
   Junior subordinated convertible debentures ......................................        14,778         16,950
                                                                                       -----------    -----------
      Total Long-term obligations ..................................................       271,672        297,663
Deferred tax liability .............................................................         2,521          1,634
Other liabilities ..................................................................        20,856          8,324
                                                                                       -----------    -----------
     TOTAL LIABILITIES .............................................................     1,227,443      1,208,152
                                                                                       -----------    -----------

Shareholders' equity:
   Common stock: ($1.25 par, 20,000,000 shares authorized,
    9,472,117 and 8,733,297 shares issued) .........................................        11,840         10,917
   Paid-in capital .................................................................        43,369         35,195
   Retained earnings ...............................................................        27,584         25,133
   Treasury stock (1,197,287 and 920,577 shares at cost) ...........................       (12,692)        (8,511)
   Accumulated other comprehensive income ..........................................         8,079          5,851
                                                                                       -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY ...................................................        78,180         68,585
                                                                                       -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 1,305,623    $ 1,276,737
                                                                                       ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

                                                               Quarter Ended          Nine Months Ended
                                                                September 30,            September 30,
                                                          -----------------------   -----------------------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
Interest income
   Loans ..............................................   $    9,568   $   10,021   $   28,592   $   30,667
   Investment securities ..............................        1,608        1,625        5,247        5,208
   Mortgage-backed and related securities .............        6,371        7,167       18,358       22,813
   Other interest earning assets ......................          176          214          544          825
                                                          ----------   ----------   ----------   ----------
       Total interest income ..........................       17,723       19,027       52,741       59,513
Interest expense
   Deposits ...........................................        4,012        5,869       12,395       19,873
   Short-term obligations .............................        1,447        2,018        4,118        6,019
   Long-term obligations ..............................        3,631        3,796       11,117       11,380
                                                          ----------   ----------   ----------   ----------
       Total interest expense .........................        9,090       11,683       27,630       37,272
                                                          ----------   ----------   ----------   ----------
Net interest income ...................................        8,633        7,344       25,111       22,241
Provision for loan losses .............................          530          454        1,581        1,214
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ...        8,103        6,890       23,530       21,027
                                                          ----------   ----------   ----------   ----------
Noninterest income
   Deposit services ...................................        2,687        2,318        7,810        6,868
   Gain on sales of securities available for sale .....        2,044          637        3,087        2,954
   Trust income .......................................          243          238          724          684
   Other ..............................................        1,070          628        2,930        1,592
                                                          ----------   ----------   ----------   ----------
       Total noninterest income .......................        6,044        3,821       14,551       12,098
                                                          ----------   ----------   ----------   ----------
Noninterest expense
   Salaries and employee benefits .....................        5,629        4,366       16,236       13,003
   Net occupancy expense ..............................        1,015          887        2,930        2,498
   Equipment expense ..................................          182          194          507          563
   Advertising, travel & entertainment ................          422          357        1,300        1,269
   Supplies ...........................................          180          128          546          454
   Professional fees ..................................          147          159          478          477
   Other ..............................................        1,480        1,202        4,018        3,520
                                                          ----------   ----------   ----------   ----------
       Total noninterest expense ......................        9,055        7,293       26,015       21,784
                                                          ----------   ----------   ----------   ----------

Income before federal tax expense .....................        5,092        3,418       12,066       11,341
Provision for federal tax expense .....................          948          629        1,795        2,490
                                                          ----------   ----------   ----------   ----------
Income before cumulative effect of change
  in accounting principle .............................        4,144        2,789       10,271        8,851
Cumulative effect of change in accounting
  principle, net of tax ...............................           --           --           --         (994)
                                                          ----------   ----------   ----------   ----------
Net Income ............................................   $    4,144   $    2,789   $   10,271   $    7,857
                                                          ==========   ==========   ==========   ==========

Earnings Per Common Share:
Basic:
Income before cumulative effect of change
  in accounting principle .............................   $     0.50   $     0.34   $     1.24   $     1.07
Cumulative effect of change in accounting
  principle, net of tax ...............................           --           --           --        (0.12)
                                                          ----------   ----------   ----------   ----------
     Net income .......................................   $     0.50   $     0.34   $     1.24   $     0.95
                                                          ==========   ==========   ==========   ==========

Diluted:
Income before cumulative effect of change
  in accounting principle .............................   $     0.41   $     0.29   $     1.03   $     0.91
Cumulative effect of change in accounting
  principle, net of tax ...............................           --           --           --        (0.09)
                                                          ----------   ----------   ----------   ----------
     Net income .......................................   $     0.41   $     0.29   $     1.03   $     0.82
                                                          ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

                                                                                                  Accumulated
                                                                                                    Other
                                                                                                    Compre-     Total
                                             Compre-                                                hensive    Share-
                                             hensive     Common     Paid in    Retained   Treasury  Income     holders'
                                              Income      Stock     Capital    Earnings    Stock     (Loss)     Equity
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at December 31, 2001................ $          $  10,917  $  35,195  $  25,133  $  (8,511) $   5,851  $  68,585
Net income..................................    10,271                           10,271                           10,271
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3).     2,228                                                  2,228      2,228
                                             ---------
Comprehensive income........................ $  12,499
                                             =========
Common stock issued (343,341 shares)........                  429      2,524                                       2,953
Dividends paid on common stock..............                                     (1,813)                          (1,813)
Purchase of 276,710 shares of
  treasury stock............................                                                (4,181)               (4,181)
Tax benefit of incentive stock options......                             137                                         137
Stock dividend paid.........................                  494      5,513     (6,007)                              --
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Balance at September 30, 2002...............            $  11,840  $  43,369  $  27,584  $ (12,692) $   8,079  $  78,180
                                                        =========  =========  =========  =========  =========  =========


Balance at December 31, 2000................ $          $  10,269  $  30,226  $  19,891  $  (5,357) $  (3,334) $  51,695
Net income..................................     7,857                            7,857                            7,857
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3).    11,691                                                 11,691     11,691
                                             ---------
Comprehensive income........................ $  19,548
                                             =========
Common stock issued (106,716 shares)........                   133       497                                         630
Dividends paid on common stock..............                                     (1,343)                          (1,343)
Purchase of 270,500 shares of
  treasury stock............................                                                (2,615)               (2,615)
Tax benefit of incentive stock options......                              69                                          69
Stock dividend declared.....................                  468      4,131     (4,599)                              --
                                                        ---------  ---------  ---------- ---------  ---------  ---------


Balance at September 30, 2001...............            $  10,870  $  34,923  $  21,806  $  (7,972) $   8,357  $  67,984
                                                        =========  =========- ========== =========  =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                 2002         2001
                                                                                ---------    ---------
OPERATING ACTIVITIES:
 Net income .................................................................   $  10,271    $   7,857
 Adjustments to reconcile net cash provided by operations:
  Depreciation ..............................................................       1,719        1,419
  Amortization of premium ...................................................       7,175        5,356
  Accretion of discount and loan fees .......................................        (273)      (1,161)
  Provision for loan losses .................................................       1,581        1,214
  Tax benefit of incentive stock options ....................................         137           69
  Decrease in interest receivable ...........................................         933          770
  Decrease (increase) in other assets .......................................       1,358       (2,180)
  Increase in deferred tax asset ............................................        (261)        (259)
  (Decrease) increase in interest payable ...................................        (360)         218
  Increase in other liabilities .............................................      12,892       12,459
  Gain on sales of premises and equipment ...................................         (12)         (12)
  Loss (gain) on sales of other real estate owned ...........................          61           (4)
  Gain on sales of securities ...............................................      (3,087)      (2,954)
  Cumulative effect of change in accounting principle .......................        --            994
  Proceeds from sales of trading securities .................................        --         99,595
                                                                                ---------    ---------
    Net cash provided by operating activities ...............................      32,134      123,381

INVESTING ACTIVITIES:
 Proceeds from sales of investment securities available for sale ............      97,500       66,001
 Proceeds from sales of mortgage-backed securities available for sale .......     100,532      120,451
 Proceeds from maturities of investment securities available for sale .......      11,580       58,494
 Proceeds from maturities of mortgage-backed securities available for sale ..     155,887      118,897
 Purchases of investment securities available for sale ......................     (82,302)    (153,408)
 Purchases of mortgage-backed securities available for sale .................    (290,866)    (344,884)
 Purchases of marketable equity securities available for sale ...............        (943)        (870)
 Net increase in loans ......................................................     (32,181)     (44,997)
 Purchases of premises and equipment ........................................      (4,462)      (1,458)
 Proceeds from sales of premises and equipment ..............................          19           26
 Proceeds from sales of other real estate owned .............................         481           12
 Proceeds from sales of repossessed assets ..................................       1,201          975
                                                                                ---------    ---------
    Net cash used in investing activities ...................................     (43,554)    (180,761)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(unaudited)
(in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                    2002        2001
                                                                                  --------    --------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ..................................   $ 17,945    $  8,487
 Net increase in certificates of deposit ......................................      9,896         190
 Net (decrease) increase in federal funds purchased ...........................    (25,800)        400
 Net increase in FHLB Dallas advances .........................................      6,003      45,455
 Net decrease in junior subordinated convertible debentures ...................     (2,172)         --
 Proceeds from the issuance of common stock ...................................      2,953         630
 Purchase of treasury stock ...................................................     (4,181)     (2,615)
 Dividends paid ...............................................................     (1,813)     (1,343)
                                                                                  --------    --------
      Net cash provided by financing activities ...............................      2,831      51,204

Net decrease in cash and cash equivalents .....................................     (8,589)     (6,176)
Cash and cash equivalents at beginning of period ..............................     52,681      38,800
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $ 44,092    $ 32,624
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid ................................................................   $ 27,990    $ 37,054
 Income taxes paid ............................................................   $  1,900    $  1,875

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure ..   $  2,068    $  1,270
 Transfer of held to maturity securities to trading securities ................   $     --    $ 99,792




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

  1.  Basis of Presentation

  The consolidated balance sheet as of September 30, 2002, and the related consolidated statements of income, shareholders' equity and cash flow for the quarters and nine-month periods ended September 30, 2002 and 2001 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest annual report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

  2.  Earnings Per Share

  Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                                Quarter Ended         Nine Months Ended
                                                                                 September 30,         September 30,
                                                                             -------------------   -------------------
                                                                               2002       2001       2002       2001
                                                                             --------   --------   --------   --------
Basic Earnings and Shares:
     Income before cumulative effect of accounting change ................   $  4,144   $  2,789   $ 10,271   $  8,851
     Cumulative effect of change in accounting principle, net of tax .....         --         --         --       (994)
                                                                             --------   --------   --------   --------
     Net income ..........................................................   $  4,144   $  2,789   $ 10,271   $  7,857
                                                                             ========   ========   ========   ========

     Weighted-average basic shares outstanding ...........................      8,294      8,219      8,271      8,251


Basic Earnings Per Share:
     Income before cumulative effect of accounting change ................   $   0.50   $   0.34   $   1.24   $   1.07
     Cumulative effect of change in accounting principle, net of tax .....         --         --         --      (0.12)
                                                                             --------   --------   --------   --------
     Net income ..........................................................   $   0.50   $   0.34   $   1.24   $   0.95
                                                                             ========   ========   ========   ========


Diluted Earnings and Shares:
     Income before cumulative effect of accounting change ................   $  4,144   $  2,789   $ 10,271   $  8,851
     Add:  Applicable dividend on convertible debentures .................        214        245        675        734
                                                                             --------   --------   --------   --------
     Adjusted net income .................................................      4,358      3,034     10,946      9,585
     Cumulative effect of change in accounting principle, net of tax .....         --         --         --       (994)
                                                                             --------   --------   --------   --------
     Net income ..........................................................   $  4,358   $  3,034   $ 10,946   $  8,591
                                                                             ========   ========   ========   ========


     Weighted-average basic shares outstanding ...........................      8,294      8,219      8,271      8,251

     Add:  Stock options .................................................        606        497        607        401
           Convertible debentures ........................................      1,629      1,869      1,724      1,869
                                                                             --------   --------   --------   --------

     Weighted-average diluted shares outstanding .........................     10,529     10,585     10,602     10,521
                                                                             ========   ========   ========   ========


Diluted Earnings Per Share:
     Income before cumulative effect of accounting change ................   $   0.41   $   0.29   $   1.03   $   0.91
     Cumulative effect of change in accounting principle, net of tax .....         --         --         --      (0.09)
                                                                             --------   --------   --------   --------
     Net income ..........................................................   $   0.41   $   0.29   $   1.03   $   0.82
                                                                             ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

  3.  Comprehensive Income

  The components of accumulated comprehensive income are as follows:

                                                             Nine Months Ended September 30, 2002
                                                        -------------------------------------------
                                                         Before-Tax    Tax (Expense)    Net-of-Tax
                                                           Amount         Benefit         Amount
                                                        ------------   ------------    ------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period .   $      6,462   $     (2,197)   $      4,265
      Less:  reclassification adjustment for gains
          included in net income ....................          3,087         (1,050)          2,037
                                                        ------------   ------------    ------------
      Net unrealized gains on securities ............          3,375         (1,147)          2,228
                                                        ------------   ------------    ------------
  Other comprehensive income ........................   $      3,375   $     (1,147)   $      2,228
                                                        ============   ============    ============

                                                                Quarter Ended September 30, 2002
                                                         -------------------------------------------
                                                          Before-Tax    Tax (Expense)    Net-of-Tax
                                                            Amount         Benefit         Amount
                                                         ------------   ------------    ------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period ..   $      4,305   $     (1,464)   $      2,841
      Less:  reclassification adjustment for gains
          included in net income .....................          2,044           (695)          1,349
                                                         ------------   ------------    ------------
      Net unrealized gains on securities .............          2,261           (769)          1,492
                                                         ------------   ------------    ------------

  Other comprehensive income .........................   $      2,261   $       (769)   $      1,492
                                                         ============   ============    ============

                                                             Nine Months Ended September 30, 2001
                                                         --------------------------------------------
                                                          Before-Tax    Tax (Expense)    Net-of-Tax
                                                            Amount         Benefit         Amount
                                                         ------------    ------------    ------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period ..   $     19,162    $     (6,515)   $     12,647
      Less:  reclassification adjustment for gains
         included in net income ......................          2,954          (1,004)          1,950
                                                         ------------    ------------    ------------
      Net unrealized gains on securities .............         16,208          (5,511)         10,697
      Less:  cumulative effect of change in
          accounting principle .......................         (1,506)            512            (994)
                                                         ------------    ------------    ------------

  Other comprehensive income .........................   $     17,714    $     (6,023)   $     11,691
                                                         ============    ============    ============

                                                              Quarter Ended September 30, 2001
                                                         -------------------------------------------
                                                          Before-Tax    Tax (Expense)   Net-of-Tax
                                                            Amount         Benefit         Amount
                                                         ------------   ------------    ------------
  Unrealized gains on securities:
     Unrealized holding gains arising during period ..   $      7,654   $     (2,602)   $      5,052
      Less:  reclassification adjustment for gains
         included in net income ......................            637           (216)            421
                                                         ------------   ------------    ------------
      Net unrealized gains on securities .............          7,017         (2,386)          4,631
                                                         ------------   ------------    ------------

  Other comprehensive income .........................   $      7,017   $     (2,386)   $      4,631
                                                         ============   ============    ============

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material impact on its consolidated financial statements.

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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). This statement is an amendment of FAS Statements No. 72 and 144 and FAS Interpretation No. 9. FAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The Company does not believe that FAS 147 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nine months ended September 30, 2002 compared to September 30, 2001.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 2002 compared to the same period in 2001. Net income for the quarter and nine months ended September 30, 2002 was $4.1 million and $10.3 million compared to $2.8 million and $7.9 million for the same period in 2001.

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

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $25.1 million, an increase of $2.9 million or 12.9% for the nine months when compared to the same period in 2001. Average interest earning assets increased $46.9 million or 4.1%, while the net interest spread increased from 2.12% at September 30, 2001 to 2.67% at September 30, 2002 and the net margin increased from 2.89% at September 30, 2001 to 3.19% at September 30, 2002. The increase in net interest spread and margin is primarily a result of the decrease in interest expense on the brokered Certificates of Deposit (CD's) called during the first six months of 2001. Lower mortgage interest rates during the last three to four months have led to substantially increased residential mortgage refinancings nationwide and in the Company's market area. Increased prepayments associated with the Company's mortgage-backed securities and residential mortgage loans may reduce Southside's net interest margin during the fourth quarter. This may be partially offset by fee income from the sale of mortgage loans into the secondary market due to the volume of refinancing that the Company is currently handling in its market area.

During the nine months ended September 30, 2002, Average Loans, funded primarily by the growth in average deposits increased $41.6 million or 8.3%, compared to the same period in 2001. The average yield on loans decreased from 8.33% at September 30, 2001 to 7.28% at September 30, 2002 reflective of the overall decrease in interest rates during the year.

During the third quarter ended September 30, 2002 the Company decided to close Countywide Loans, Inc., the Company's consumer finance subsidiary. The Company determined it could better utilize its resources concentrating on core banking products. A portion of the assets were sold to a finance company and Southside Bank retained a portion of the loans for the banks loan portfolio. The net cost associated with closing this subsidiary should be less than $60,000, net of tax.

Average Securities increased $4.8 million or 0.8% for the nine months ended September 30, 2002 when compared to the same period in 2001. This increase was a direct result of increases in deposits and the leverage strategy implemented in 1998. The overall yield on Average Securities decreased to 5.59% during the nine months ended September 30, 2002 from 6.50% during the same period in 2001. The decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration.

Income from equity securities, interest income from federal funds and other interest earning assets decreased $281,000 or 34.1% for the nine months ended September 30, 2002 when compared to 2001 as a result of the decrease in the average yield from 4.62% in 2001 to 2.98% at September 30, 2002, due to lower interest rates.

Total interest expense decreased $9.6 million or 25.9% to $27.6 million during the nine months ended September 30, 2002 as compared to $37.3 million during the same period in 2001. The decrease was attributable to a decrease in the average yield on interest bearing liabilities from 5.15% at September 30, 2001 to 3.64% at September 30, 2002. Average Interest Bearing Deposits increased $40.8 million or 7.4% while the average rate paid decreased from 4.84% at September 30, 2001 to 2.81% at September 30, 2002, which is due in part to the call of the higher cost long-term brokered CDs during 2001.

During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40% and an average life of approximately 4.9 years. The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential of higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At September 30, 2002 and December 31, 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

Average Short-term Interest Bearing Liabilities, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, decreased $19.1 million or 11.0% as compared to the same period in 2001. Average Long-term Interest Bearing Liabilities consisting of FHLB Dallas advances increased $26.4 million or 12.7% compared to $207.7 million at September 30, 2001. The advances were obtained from FHLB Dallas as part of the Company's balance sheet leverage strategy and partially to fund long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecified real estate loans.

In May 1998 the Company implemented a leverage strategy designed to enhance its profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the Federal Home Loan Bank and investing the funds primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. While the strategy of investing a substantial portion of the Company's assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk of this strategy combined with monthly monitoring of the Company's interest rate risk have enhanced its overall profitability.

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

Average Long-Term Junior Subordinated Convertible Debentures decreased from $17.0 million at September 30, 2001 to $15.6 million at September 30, 2002. During the nine months ended September 30, 2002, 217,194 convertible trust preferred shares were converted into the Company's common stock. During the third quarter ended September 30, 2002, 29,200 convertible trust preferred shares were converted into the Company's common stock. Subsequent to September 30, 2002, an additional 45,270 convertible trust preferred shares were converted into the Company's common stock. The total convertible trust preferred shares converted to date represents 15.5% of the convertible trust preferred issue. As a result of the timing of the conversions, the Company experienced a slight reduction in the average yield on the remaining average outstanding balance of the long-term convertible debt.

Average Long-Term Junior Subordinated Debentures remained the same at $20 million from September 30, 2001 to September 30, 2002.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

       SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

                                       AVERAGE                      AVERAGE        AVERAGE                    AVERAGE
                                       BALANCE      INTEREST         YIELD         BALANCE        INTEREST     YIELD
                                      -------------------------------------------------------------------------------
                                                                    (dollars in thousands)
                                      Nine Months Ended September 30, 2002        Nine Months Ended September 30, 2001
                                      ------------------------------------        ------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2)                         $  545,118   $   29,670         7.28%       $   503,507     $  31,372     8.33%
 Investment Securities (3)(4)            147,415        7,263         6.59%           129,476         6,768     6.99%
 Mortgage-backed Securities (4)          465,715       18,358         5.27%           478,819        22,813     6.37%
 Other Interest Earning Assets            24,371          544         2.98%            23,872           825     4.62%
                                      ----------   ----------                     -----------     ---------
TOTAL INTEREST EARNING
ASSETS                                 1,182,619       55,835         6.31%         1,135,674        61,778     7.27%
                                                   ----------                                     ---------

NONINTEREST EARNING
ASSETS:
Cash and Due from Banks                   35,577                                       33,129
Bank Premises and Equipment               29,816                                       25,489
Other Assets                              40,135                                       19,142
  Less: Reserve for Loan Loss             (6,081)                                      (5,491)
                                      ----------                                  -----------

TOTAL ASSETS                          $1,282,066                                  $ 1,207,943
                                      ==========                                  ===========


INTEREST BEARING LIABILITIES:
 Deposits                             $  590,233       12,395         2.81%       $   549,415        19,873     4.84%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                              3,945           35         1.19%             5,298           176     4.44%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas              150,883        4,083         3.62%           168,600         5,843     4.63%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas              234,123        8,819         5.04%           207,746         8,993     5.79%
 Long Term Junior Subordinated
  Convertible Debentures                  15,640        1,023         8.72%            16,950         1,112     8.75%
 Long Term Junior
  Subordinated Debentures                 20,000        1,275         8.50%            20,000         1,275     8.50%
                                      ----------   ----------                     -----------     ---------
TOTAL INTEREST BEARING
LIABILITIES                            1,014,824       27,630         3.64%           968,009        37,272     5.15%
                                                   ----------                                     ---------

NONINTEREST BEARING
LIABILITIES
Demand Deposits                          182,131                                      164,689
Other Liabilities                         11,461                                       14,889
                                      ----------                                  -----------
Total Liabilities                      1,208,416                                    1,147,587

SHAREHOLDERS' EQUITY                      73,650                                       60,356
                                      ----------                                  -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $1,282,066                                  $ 1,207,943
                                      ==========                                  ===========

NET INTEREST INCOME                                $   28,205                                     $  24,506
                                                   ==========                                     =========

NET MARGIN ON AVERAGE
EARNING ASSETS                                                        3.19%                                     2.89%
                                                                   =======                                   =======

NET INTEREST SPREAD                                                   2.67%                                     2.12%
                                                                   =======                                   =======

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,078 and $705 as of September 30, 2002 and 2001, respectively.

(3) Interest income includes taxable-equivalent adjustments of $2,016 and $1,560 as of September 30, 2002 and 2001, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $14.6 million for the nine months ended September 30, 2002 compared to $12.1 million for the same period in 2001. Deposit services income increased $942,000 or 13.7% for the nine months ended September 30, 2002. Deposit services income increased primarily as a direct result of the overdraft privilege program and also due to increased numbers of deposit accounts and increased deposit activity from September 30, 2001 to September 30, 2002. Other noninterest income increased $1.3 million or 84.0% for the nine months ended September 30, 2002 primarily as a result of increases in bank owned life insurance income and mortgage servicing release fee income. During the fourth quarter ended December 31, 2001, the Company purchased Bank Owned Life Insurance in the amount of $15 million on all of its eligible Bank and Company officers at the level of Vice President and above. The increase in cash surrender value is shown as a component of noninterest income. The increases in mortgage-servicing release fee income are reflective of the significant increase in refinancing of single family home loans due to the lower interest rates. During the nine months ended September 30, 2002, the Company had gains on the sale of securities of $3.1 million compared to $3.0 million for the same period in 2001. The Company sold available for sale securities during 2002 to restructure a portion of the securities portfolio. Lower overall interest rates, the potential for increased prepayment speeds and the overall dollar amount of tax free income were factors considered when restructuring a portion of the securities portfolio.

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

The market value of the entire securities portfolio at September 30, 2002 was $642.4 million with a net unrealized gain on that date of $12.4 million. The net unrealized gain is comprised of $13.2 million in unrealized gains and $0.8 million in unrealized losses.

Noninterest Expense

Noninterest expense was $26.0 million for the nine months ended September 30, 2002, compared to $21.8 million for the same period of 2001, representing an increase of $4.2 million or 19.4%.

Salaries and employee benefits increased $3.2 million or 24.9% during the nine months ended September 30, 2002 when compared to the same period in 2001. The Company has opened five new branches during this time period. These openings combined with normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $2.6 million or 24.7% as a result of personnel additions for the nine months ended September 30, 2002 when compared to the same period in 2001. Branch expansion combined with normal payroll increases accounted for this increase. Retirement expense increased $327,000 or 31.8% for the nine months ended September 30, 2002 when compared to the same period in 2001, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Health insurance expense increased $334,000 or 21.4% for the nine months ended September 30, 2002 when compared to the same period in 2001. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. During the nine month period ended September 30, 2002, the Company experienced higher costs associated with this plan.

Net occupancy expense increased $432,000 or 17.3% for the nine months ended September 30, 2002 compared to the same period in 2001, largely due to branch expansion, higher real estate taxes and depreciation expense.

Supplies expense increased $92,000 or 20.3% for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to branch expansion.

Other expense increased $498,000 or 14.1% for the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to increases in vehicle expense, bank analysis fees and losses on other real estate.

Provision for Income Taxes

The provision for income tax expense for the nine months ended September 30, 2002 was 14.9% compared to 22.0% for the nine months ended September 30, 2001. The decrease in the effective tax rate and income tax expense is due to the increase in tax free income for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The Company expects its tax free income as a percentage of total income to gradually begin to decrease which should gradually increase the Company's effective tax rate.

Capital Resources

Total shareholders' equity for the Company at September 30, 2002, of $78.2 million was up $9.6 million from December 31, 2001, and represented 5.99% of total assets at September 30, 2002 compared to 5.37% of total assets at December 31, 2001. Increases to shareholders' equity during the nine months ended September 30, 2002 were net income of $10.3 million, the issuance of 343,341 shares of the Company's common stock primarily through the conversion of convertible trust preferred shares and the Company's dividend reinvestment and incentive stock option plans of $3.0 million and an increase of $2.2 million in net unrealized gains on securities available for sale. Decreases to shareholders' equity consisted of $1.8 million in dividends paid to shareholders and the purchase of 276,710 shares of the Company's common stock for $4.2 million.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $20 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At September 30, 2002, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At September 30, 2002, these investments were 22.7% of Total Assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. Through this process, market value volatility is also a key consideration.

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

On November 2, 2000, the Company through its wholly owned subsidiary, Southside Capital Trust II, (the "junior subordinated convertible issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities have a convertible feature that allows the owner to convert each security to a share of the Company's common stock at a conversion price of $9.07 per common share. The debentures have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

The proceeds received by the Company from the Trust II Issuer continues to be used for general corporate purposes, including, but not limited to, capital contributions to the Bank to support growth, for working capital, the repurchase of shares of the Company's common stock and acquisitions by the Company.

Composition of Loans

The Company's main objective is to seek attractive lending opportunities in East Texas and adjoining counties. Total Average Loans increased $41.6 million or 8.3% from the nine months ended September 30, 2001 to September 30, 2002. The majority of the increase is in loans to municipalities and school districts. The increase in Municipal Loans is due to a strong commitment in municipal lending.

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

For the third quarter and nine months ended September 30, 2002, loan charge-offs were $347,000 and $1.5 million and recoveries were $51,000 and $217,000, respectively, resulting in net charge-offs of $296,000 and $1.3 million. For the third quarter and nine months ended September 30, 2001, loan charge-offs were $421,000 and $1.0 million and recoveries were $103,000 and $539,000, respectively, resulting in net charge-offs of $318,000 and $489,000.

Net charge-offs increased for the nine months ended September 30, 2002 due to increases in the loan portfolio over the last three to four years, slight changes in the economic conditions of the market area and three loan charge-offs in excess of $50,000. As a result of this and other factors, the necessary provision expense was estimated at $1.6 million for the nine months ended September 30, 2002.

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

Total nonperforming assets at September 30, 2002 were $3.3 million, up $935,000 or 38.9% from $2.4 million at December 31, 2001. Other real estate increased $451,000 or 693.8% to $516,000 from December 31, 2001 to September 30, 2002. Of this total, 9.5% consist of three residential dwellings, 53.2% is the construction of a residential dwelling and 34.9% is a commercial building. The Company is actively marketing all properties and none are being held for investment purposes. From December 31, 2001 to September 30, 2002, nonaccrual loans increased $1.2 million or 128.3% to $2.0 million. Of this total, 11% are construction and land development loans, 25% are residential real estate loans, 9% are commercial real estate loans, 33% are commercial loans and 22% are loans to individuals. Loans 90 days past due or more decreased $607,000 or 64.2% to $338,000. Restructured loans increased $67,000 or 23.7% to $350,000. Repossessed assets decreased $126,000 or 59.2% to $87,000.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of FAS 144 did not have a material impact on its financial statements.

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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). This statement is an amendment of FAS Statements No. 72 and 144 and FAS Interpretation No. 9. FAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The Company does not believe that FAS 147 will have a material impact on its consolidated financial statements.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of September 30, 2002, were within policy guidelines. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment assumptions and changes in spreads. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates. As a result, failure to accurately predict may have a material impact on the financial condition of the Company.

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

                             EXPECTED MATURITY DATE
                             (dollars in thousands)

                                                                   Twelve Months Ending September 30,
                             ------------------------------------------------------------------------------------------------------

                                2002           2003           2004            2005          2006        Thereafter         Total
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
Fixed Rate Loans .........   $   198,352    $    96,940    $    59,659    $    36,186    $    20,179    $    47,855    $   459,171
                                    7.44%          7.50%          7.29%          7.16%          6.95%          5.91%         7.23%

Adjustable Rate Loans ....        35,103          4,639          5,734          5,307         21,067         33,642        105,492
                                    5.38%          5.18%          5.39%          5.46%          5.26%          5.03%         5.24%
Mortgage-backed
Securities ...............       210,732        118,204         67,189         38,120         21,573         27,290        483,108
                                    5.48%          5.48%          5.42%          5.37%          5.31%          5.17%         5.44%
Investments and Other
Interest Earning Assets ..        41,961          3,450            266          1,087            398        112,642        159,804
                                    3.08%          3.55%          7.66%          8.65%          7.60%          7.30%         6.12%

Total Interest
Earning Assets ...........   $   486,148    $   223,233    $   132,848    $    80,700    $    63,217    $   221,429    $ 1,207,575
                                    6.07%          6.32%          6.26%          6.22%          5.83%          6.39%         6.19%



Savings Deposits .........   $     3,660    $     1,830    $     1,830    $     1,830    $     1,830    $    25,614    $    36,594
                                    1.50%          1.50%          1.50%          1.50%          1.50%          1.50%         1.50%

NOW Deposits .............        23,625          4,170          4,170          4,170          4,170         58,372         98,677
                                    1.47%          1.00%          1.00%          1.00%          1.00%          1.00%         1.11%

Money Market Deposits ....        20,560          6,854          6,854          6,854          6,854         20,561         68,537
                                    1.62%          1.62%          1.62%          1.62%          1.62%          1.62%         1.62%

Platinum Money Market ....        24,878          2,666          2,666          2,666          2,666             --         35,542
                                    1.88%          1.88%          1.88%          1.88%          1.88%            --          1.88%

Certificates of Deposit ..       255,391         42,435         26,187          8,859         22,530            277        355,679
                                    3.00%          3.91%          5.26%          5.24%          4.98%          6.49%         3.46%

FHLB Dallas Advances .....       144,542         89,649         63,204         30,905         14,471         38,122        380,893
                                    4.08           4.04%          4.25%          5.25%          5.15%          6.14%         4.44%

Other Borrowings .........         2,600             --             --             --             --         34,778         37,378
                                    1.56%            --             --             --             --           8.61%         8.12%

Total Interest
Bearing Liabilities ......   $   475,256    $   147,604    $   104,911    $    55,284    $    52,521    $   177,724    $ 1,013,300
                                    3.11%          3.73%          4.09%          4.19%          3.99%          3.74%         3.52%
                            Twelve Months
                         Ending September 30,
                         --------------------
                               Fair
                               Value
                             -----------
Fixed Rate Loans .........   $   480,799


Adjustable Rate Loans ....       105,489

Mortgage-backed
Securities ...............       483,108

Investments and Other
Interest Earning Assets ..       159,804


Total Interest
Earning Assets ...........   $ 1,229,200




Savings Deposits .........   $    36,156


NOW Deposits .............        95,612


Money Market Deposits ....        69,443


Platinum Money Market ....        36,212


Certificates of Deposit ..       364,209


FHLB Dallas Advances .....       391,437


Other Borrowings .........        37,378


Total Interest
Bearing Liabilities ......   $ 1,030,447


Residential fixed rate loans are assumed to have annual prepayment rates between 9% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At September 30, 2002, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At September 30, 2002, of the $483.1 million of mortgage-backed and related securities held by the Company, an aggregate of $480.1 million were collateralized by fixed-rate mortgage loans and an aggregate of $3.0 million were collateralized by adjustable-rate mortgage loans.

The Company assumes 70% of savings accounts and transaction accounts at September 30, 2002, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at September 30, 2002 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

              ----------

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


DATE: November 12, 2002
     -----------------------



                                      /s/ LEE R. GIBSON
                                     ------------------------------------------
                                          Lee R. Gibson, Executive Vice
                                          President (Principal Financial
                                          and Accounting Officer)



DATE: November 12, 2002
     -----------------------

                                 CERTIFICATIONS

I, B. G. Hartley, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Southside Bancshares, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 12, 2002                          By: /s/ B. G. HARTLEY
                                                      -------------------------
                                                       B. G. Hartley
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Lee Gibson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Southside Bancshares, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 12, 2002                        By: /s/ LEE R. GIBSON
                                                    ----------------------------
                                                    Lee R. Gibson
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  Exhibit Index


Exhibit
Number                 Description
------                 -----------
99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002