Form 10-K
period 2002-12-31
SOUTHSIDE BANCSHARES INC
filed 2003-03-07
CIK 705432

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES [X]     NO [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2002 was $92,347,273.

As of February 28, 2003, 8,382,420 shares of common stock of Southside Bancshares, Inc. were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant as of January 31, 2003 was $103,635,495.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 17, 2003. (Part III)

================================================================================

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

         Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending and bankruptcy rates, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

         At December 31, 2002, the Company had total assets of $1.35 billion, total loans of $582.2 million, deposits of $814.5 million, and shareholders' equity of $82.2 million. The Company had net income of $13.3 million and $11.7 million and diluted earnings per share of $1.34 and $1.20 for the years ended December 31, 2002 and 2001, respectively. The Company has paid a cash dividend every year since 1970.

         The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and nonprofit organizations in the communities it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

         The Bank's consumer loan services include 1-4 family residential mortgage loans, home equity loans, home improvement loans, automobile loans and other installment loans. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans. The Bank also offers construction loans primarily for owner-occupied 1-4 family residential and commercial real estate.

         The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2002, the Bank's trust department managed approximately $307 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, L.C., the Bank offers full retail investment services to its customers. Countywide Loans, Inc. ("Countywide"), the Company's former consumer finance subsidiary, was closed during the fourth quarter of 2002 due to the Company's inability to penetrate this market in a profitable manner.

         The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "FRB"), the Texas Department of Banking (the "TDB") and the Federal Depository Insurance Corporation (the "FDIC"), and are subject to numerous laws and regulations relating to the extension of credit, making of loans to individuals, deposits, and all facets of operations.

         The administrative offices of the Company are located at 1201 S. Beckham Avenue, Tyler, Texas 75701, and the telephone number is 903-531-7111. The Company's website can be found at www.southside.com. The Company's public filings with the Securities and Exchange Commission may be obtained free of charge at the Company's website.

MARKET AREA

         The Company considers its primary market area to be all of Smith and Gregg Counties in East Texas, and to a lesser extent, portions of adjoining counties. During the first quarter of 2002, the Bank opened one branch in Gregg County and one branch in Smith County. The Bank opened three additional branches, all in Smith County, during the second quarter of 2002. The Company expects its presence in the Gregg County market area to continue to increase in the future, however, the city of Tyler in Smith County presently represents the Company's primary market area.

         The principal economic activities in the Company's market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, Tyler's industry base includes conventions and tourism, as well as retirement relocation. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ approximately 7,800 individuals.

         The Bank serves its markets through eighteen full service branch locations, eleven of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale and Whitehouse. The Company's television and radio advertising has extended into these market areas for several years, providing the Bank name recognition throughout Smith and Gregg counties. Continued advertising combined with strategically placed full service branches have expanded the Bank's name recognition.

         The Bank also maintains six motor bank facilities. The Bank's customers may also access various banking services through 29 ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone, internet and electronic banking products. These products allow the Bank's customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

LENDING ACTIVITIES

         One of the Company's main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas, with the exception of selected municipal loans. Total loans as of December 31, 2002 increased $44.3 million or 8.2% while the average balance was up $41.9 million or 8.2% when compared to 2001.

         Municipal loans as of December 31, 2002 increased $22.3 million or 41.1% from December 31, 2001. Real estate loans as of December 31, 2002 increased $20.1 million or 6.4% from December 31, 2001 and commercial loans increased $6.1 million or 7.9%. Loans to individuals decreased $4.1 million or 4.3% from December 31, 2001.

         The growth of loans made to municipalities in Texas was a result of the Company's continued strong commitment in this area. The increase in real estate loans is due to a stable real estate market, lower interest rates and a strong commitment by the Company to residential mortgage lending. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

         The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank's legal lending limit at December 31, 2002 was $12 million. The Bank's largest loan relationship at December 31, 2002 was approximately $10.3 million.

         The average yield on loans for the year ended December 31, 2002 decreased to 7.17% from 8.17% for the year ended December 31, 2001. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates during 2002.


             LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

         The following table sets forth loan totals net of unearned discount by category for the years presented:

                                                     December 31,
                                 ----------------------------------------------------
                                   2002       2001       2000       1999       1998
                                 --------   --------   --------   --------   --------
                                                    (in thousands)
Real Estate Loans:
   Construction ..............   $ 34,473   $ 23,631   $ 25,108   $ 18,489   $ 10,509
   1-4 Family Residential ....    156,177    147,774    134,672    112,699     93,215
   Other .....................    140,676    139,870    121,381     95,556     68,140
Commercial Loans .............     82,530     76,470     77,644     66,581     66,795
Municipals Loans .............     76,579     54,266     31,351     15,141      1,182
Loans to Individuals .........     91,806     95,887     91,279     78,980     79,882
                                 --------   --------   --------   --------   --------

   Total Loans ...............   $582,241   $537,898   $481,435   $387,446   $319,723
                                 ========   ========   ========   ========   ========


         For purposes of this discussion, the Company's loans are divided into four categories: Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

         REAL ESTATE LOANS

         Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2002, the majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $331.3 million in real estate loans, $156.2 million or 47.1% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. The Company's loan policy requires an appraisal or evaluation on the property based on the size and complexity of the transaction prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

         Management pursues an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for as soon as they are identified. The slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

         Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other. The Other category consists of $138.6 million of commercial real estate loans, $1.4 million of loans secured by multi family properties and $0.7 million of loans secured by farm land. The Commercial Real Estate portion of Other will be discussed in more detail.

         1-4 Family Residential Mortgage Loans

         Residential loan originations are generated by the Company's loan officers, in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of the Company's 1-4 family residential mortgage originations are secured by properties located in Smith and Gregg Counties. Historically, the Company has originated a portion of its residential mortgage loans for sale into the secondary market. These secondary market investors typically pay the Company a service release premium in addition to a predetermined price based on the interest rate of the loan originated. The Company warehouses these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

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

         The Company also makes home equity loans and at December 31, 2002, these loans totaled $32.5 million.

         Construction Loans

         The Company's construction loans are collateralized by property located primarily in the Company's market area. The Company's emphasis for construction loans is directed toward properties that will be owner occupied. Occasionally, construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment. The Company's construction loans to individuals have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically made with the intention of granting the permanent loan on the property.

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

         COMMERCIAL LOANS

         The Company's commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category since no other industry classification represents over 10% of loans. The medical community represents a concentration of risk in the Company's Commercial loan and Commercial Real Estate loan portfolio (see "Market Area"). Risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.

         In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

         MUNICIPAL LOANS

         The Company formed a special lending department during 1998 that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral. Total loans to municipalities and school districts as of December 31, 2002 increased $22.3 million while the average balance was up $25.4 million when compared to 2001. At December 31, 2002, the Company had total loans to municipalities and school districts of $76.6 million.

         LOANS TO INDIVIDUALS

         One of the Company's goals is to be a major consumer lender in its market area. The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $75.0 million or 81.7% of total loans to individuals at December 31, 2002. The Company's loans collateralized by titled equipment declined during 2002 due to the zero interest auto financing and other low interest financing offered by the automobile industry. Should this type of low financing continue the Company may see additional decreases in this portfolio. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

         At this point, the economy in the Bank's market area has shown some signs of slowing. Two areas of concern are the slow growth of the national economy and the personal bankruptcy rate. Management expects these two events to have some adverse effect on the Company's net charge-offs. Most of the Company's loans to individuals are collateralized, which management believes should limit the exposure in this area should current bankruptcy levels continue.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts, with the greatest weight being given to payment history with the Company, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

         LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2002, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and
(3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


                                                                           After One
                                                             Due in One    but within   After Five
                                                            Year or Less   Five Years     Years
                                                            ------------   ----------   ----------
                                                                         (in thousands)
Real Estate Loans - Construction...........................   $ 24,508       $  7,844    $ 2,121
Real Estate Loans - Other..................................    109,867        151,030     35,956
Commercial Loans...........................................     48,949         23,514     10,067
Municipal Loans............................................     14,008         33,486     29,085
Loans to Individuals.......................................     52,535         35,028      4,243
                                                              --------       --------    -------
      Total Loans..........................................   $249,867       $250,902    $81,472
                                                              ========       ========    =======
Loans with Maturities After
  One Year for Which:                 Interest Rates are Fixed or Predetermined         $258,140
                                      Interest Rates are Floating or Adjustable         $ 74,234

    * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans totaling $2,238,000 are reflected in the due after five years column.

         LOANS TO AFFILIATED PARTIES

         In the normal course of business, the Company's subsidiary, Southside Bank, makes loans to certain of the Company's, as well as its own, officers, directors, employees and their related interests. As of December 31, 2002 and 2001, these loans totaled $8.0 million and $8.1 million or 9.8% and 11.8% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

         LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES

         The loan loss reserve is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, an internal loan review officer from the Company is responsible for an ongoing review of the Company's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Independent Bank Services, L.C., a partially owned subsidiary of the Bank, supplements the internal loan review officer's process by performing additional loan reviews designed to achieve overall goals of penetration. Third, Southside Bank is regulated and examined by the FDIC and the Texas Department of Banking on an annual basis.

         At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary reserves. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review officer. This list is updated on a periodic basis, but no less than quarterly in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

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

         In addition to maintaining an ongoing review of the loan portfolio, the internal loan review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the amount of nonspecifically allocated reserve necessary, in addition to the portion which is specifically allocated by loan. The internal loan review officer also uses the loan portfolio data collected to determine the allocation of reserve for loan loss appropriate for the risk in each of the Company's major loan categories.

         As of December 31, 2002, the Company's review of the loan portfolio indicates that a loan loss reserve of $6.2 million is adequate to cover probable losses in the portfolio.

         The following table presents information regarding the average amount of net loans outstanding, changes in the reserve for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the reserve for loan losses.


                LOAN LOSS EXPERIENCE AND RESERVE FOR LOAN LOSSES


                                                                                      Years Ended December 31,
                                                                -----------------------------------------------------------------
                                                                   2002          2001          2000          1999          1998
                                                                ---------     ---------     ---------     ---------     ---------
                                                                                       (dollars in thousands)
Average Net Loans Outstanding ...............................   $ 552,331     $ 510,468     $ 434,559     $ 341,466     $ 304,255
                                                                =========     =========     =========     =========     =========

Balance of Reserve for Loan Loss at Beginning of Period .....   $   5,926     $   5,033     $   4,575     $   3,564     $   3,370
                                                                ---------     ---------     ---------     ---------     ---------

Loan Charge-Offs:
Real Estate-Construction ....................................        (215)           --           (15)           --            --
Real Estate-Other ...........................................        (170)          (35)          (14)           --          (175)
Commercial Loans ............................................        (610)         (325)         (522)         (114)         (405)
Loans to Individuals ........................................      (1,144)       (1,024)         (891)         (651)         (769)
                                                                ---------     ---------     ---------     ---------     ---------

Total Loan Charge-Offs ......................................      (2,139)       (1,384)       (1,442)         (765)       (1,349)
                                                                ---------     ---------     ---------     ---------     ---------

Recovery of Loans Previously Charged-off:
Real Estate-Construction ....................................           4            --            --            --            --
Real Estate-Other ...........................................          19            30            34             5            36
Commercial Loans ............................................          43           288            57           106            90
Loans to Individuals ........................................         224           292           240           209           202
                                                                ---------     ---------     ---------     ---------     ---------

Total Recovery of Loans Previously Charged-Off ..............         290           610           331           320           328
                                                                ---------     ---------     ---------     ---------     ---------

Net Loan Charge-Offs ........................................      (1,849)         (774)       (1,111)         (445)       (1,021)

Provision for Loan Loss .....................................       2,118         1,667         1,569         1,456         1,215
                                                                ---------     ---------     ---------     ---------     ---------

Balance at End of Period ....................................   $   6,195     $   5,926     $   5,033     $   4,575     $   3,564
                                                                =========     =========     =========     =========     =========

Ratio of Net Charge-Offs to Average Net Loans Outstanding ...        0.33%         0.15%         0.26%         0.13%         0.34%
                                                                =========     =========     =========     =========     =========


Allocation of Reserve for Loan Loss (dollars in thousands):

                                                                      December 31,
                                --------------------------------------------------------------------------------------
                                      2002              2001              2000              1999              1998
                                --------------    --------------    --------------    --------------    --------------
                                  % of             % of               % of              % of              % of
                                Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                                ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
Real Estate-Construction ....   $  451     7.3%   $  220     3.7%   $  230    4.6%    $   91    2.0%    $   52     1.5%

Real Estate-Other ...........    2,514    40.6%    2,790    47.1%    2,124    42.2%    1,804    39.4%    1,291    36.2%

Commercial Loans ............    1,447    23.3%    1,260    21.3%    1,561    31.0%    1,558    34.1%    1,182    33.2%

Municipal Loans .............      193     3.1%      139     2.3%       --      --        --      --        --      --

Loans to Individuals ........    1,547    25.0%    1,420    24.0%    1,097    21.8%    1,077    23.5%    1,017    28.5%

Unallocated .................       43     0.7%       97     1.6%       21     0.4%       45     1.0%       22     0.6%
                                ------   -----    ------   -----    ------   -----    ------   -----    ------   -----

Balance at End of Period ....   $6,195     100%   $5,926     100%   $5,033     100%   $4,575     100%   $3,564     100%
                                ======   =====    ======   =====    ======   =====    ======   =====    ======   =====


         See "Consolidated Financial Statements - Note 6. Loans and Reserve for Possible Loan Losses."

NONPERFORMING ASSETS

         Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned, repossessed assets and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Other Real Estate Owned
(OREO) represents real estate taken in full or partial satisfaction of debts previously contracted.

         Total nonperforming assets at December 31, 2002 were $3.4 million, up $983,000 or 40.9% from $2.4 million at December 31, 2001. Other real estate owned increased $459,000 or 706.2% to $524,000 from December 31, 2001 to December 31, 2002. Of this total, 7.3% consist of a residential dwelling, 52.5% is the construction of a residential dwelling and 40.2% is a commercial lot and building. The Company is actively marketing all properties and none are being held for investment purposes. From December 31, 2001 to December 31, 2002, nonaccrual loans increased $1.3 million or 149.8% to $2.2 million. Of this total, 9.7% are construction and land development loans, 30.8% are residential real estate loans, 7.9% are commercial real estate loans, 30.1% are commercial loans and 21.5% are loans to individuals. Restructured loans increased $42,000 or 14.8% to $325,000. Loans 90 days past due or more decreased $658,000 or 69.6% to $287,000. Repossessed assets decreased $202,000 or 94.8% to $11,000.

         The following table of nonperforming assets is classified according to bank regulatory call report guidelines:


                                                      NONPERFORMING ASSETS

                                                           December 31,
                                       ----------------------------------------------
                                         2002      2001      2000      1999      1998
                                       ------    ------    ------    ------    ------
                                                      (dollars in thousands)
Loans 90 Days Past Due:
   Real Estate .....................   $  125    $  404    $  577    $  233    $  412
   Loans to Individuals ............       95       211        43        58        44
   Commercial ......................       67       330       599        48       120
                                       ------    ------    ------    ------    ------
                                          287       945     1,219       339       576
                                       ------    ------    ------    ------    ------
Loans on Nonaccrual:
   Real Estate .....................    1,083       506       336        --         2
   Loans to Individuals ............      481       235       216       281       263
   Commercial ......................      674       155        78       422       167
                                       ------    ------    ------    ------    ------
                                        2,238       896       630       703       432
                                       ------    ------    ------    ------    ------
Restructured Loans:
   Real Estate .....................      115       130       160       178       197
   Loans to Individuals ............      113        91       151       214       222
   Commercial ......................       97        62        78        56        54
                                       ------    ------    ------    ------    ------
                                          325       283       389       448       473
                                       ------    ------    ------    ------    ------

Total Nonperforming Loans ..........    2,850     2,124     2,238     1,490     1,481

Other Real Estate Owned ............      524        65        43       140       195
Repossessed Assets .................       11       213       196       209       326
                                       ------    ------    ------    ------    ------

Total Nonperforming Assets .........   $3,385    $2,402    $2,477    $1,839    $2,002
                                       ======    ======    ======    ======    ======

Percentage of Total Assets .........     0.25%     0.19%     0.22%     0.18%     0.23%

Percentage of Loans and Leases,
   Net of Unearned Discount ........     0.58%     0.45%     0.51%     0.47%     0.63%

         Nonperforming assets as a percentage of total assets increased 0.06% from the previous year and as a percentage of loans increased 0.13%. Nonperforming assets represent a drain on the earning ability of the Company. Earnings losses are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2002 in the opinion of management, the Company had $538,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

         The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:



                                                   Valuation    Carrying
                                        Total      Allowance      Value
                                      ---------    ---------    --------
                                                (in thousands)
Real Estate Loans ...............     $   1,083    $     207    $    876
Commercial Loans ................           674          320         354
Loans to Individuals ............           481          189         292
                                      ---------    ---------    --------

Balance at December 31, 2002 ....     $   2,238    $     716    $  1,522
                                      =========    =========    ========

                                                   Valuation    Carrying
                                        Total      Allowance      Value
                                      ---------    ---------    --------
                                                (in thousands)
Real Estate Loans ...............     $     506    $      68    $    438
Commercial Loans ................           155           11         144
Loans to Individuals ............           235           35         200
                                      ---------    ---------    --------

Balance at December 31, 2001 ....     $     896    $     114    $    782
                                      =========    =========    ========

         For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $1,562,000 and $801,000, respectively. During the years ended December 31, 2002 and 2001, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

         The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $160,000, $70,000 and $122,000 for the years ended December 31, 2002, 2001 and 2000, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $205,000, $113,000 and $138,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented:

                                            Years Ended December 31,
                                      ----------------------------------
                                         2002         2001        2000
                                      ---------    ---------    --------
                                                (in thousands)
Balance at beginning of year ......   $      --    $      --    $     61
    Acquisition of OREO ...........         105            8          --
    Disposition of OREO ...........        (105)          (8)        (61)
                                      ---------    ---------    --------
Balance at end of year ............   $      --    $      --    $     --
                                      =========    =========    ========

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

         Management attempts to deploy investable funds into instruments which are expected to provide a reasonable overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.

         The following table sets forth the carrying amount of investment securities, mortgage-backed securities and marketable equity securities at December 31, 2002, 2001 and 2000:

                                                      December 31,
                                          ----------------------------------
Available for Sale: .................       2002         2001         2000
                                          --------     --------     --------
                                                    (in thousands)
U.S. Treasury .......................     $ 26,854     $ 11,065     $  6,015
U.S. Government Agencies ............       12,859       21,229        3,502
Mortgage-backed Securities:
   Direct Govt. Agency Issues .......      460,638      407,077      254,667
   Other Private Issues .............       28,377       47,001       14,619
State and Political Subdivisions ....      111,646      126,421       45,150
Other Stocks and Bonds ..............       22,541       21,390       22,336
                                          --------     --------     --------
      Total .........................     $662,915     $634,183     $346,289
                                          ========     ========     ========


                                                     December 31,
                                          ----------------------------------
Held to Maturity: ...................       2002         2001         2000
                                          --------     --------     --------
                                                    (in thousands)
U.S. Government Agencies ............     $     --     $     --     $ 39,888
Mortgage-backed Securities:
   Direct Govt. Agency Issues .......           --           --       67,498
   Other Private Issues .............           --           --       75,463
State and Political Subdivisions ....           --           --       54,994
Other Stocks and Bonds ..............           --           --        9,626
                                          --------     --------     --------
      Total .........................     $     --     $     --     $247,469
                                          ========     ========     ========

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

         Mortgaged-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, such as, fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgaged-backed pass-through security thus approximates the term of the underlying mortgages.

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

         The combined investment securities, mortgage-backed securities, and marketable equity securities portfolio increased to $662.9 million at December 31, 2002, compared to $634.2 million at December 31, 2001, an increase of $28.7 million or 4.5%. Mortgage-backed securities increased $34.9 million or 7.7% during 2002 when compared to 2001. State and Political Subdivisions decreased $14.8 million or 11.7% during 2002. U.S. Treasury securities increased during 2002 compared to 2001 by $15.8 million or 142.7%, U. S. Government agency securities decreased $8.4 million or 39.4%. Other stocks and bonds increased $1.2 million or 5.4% in 2002 compared to 2001 due to increases of $1.1 million in FHLB Dallas stock purchases and dividends. During 2002, interest rates declined and the yield curve remained steep. The Company used this low interest rate environment to reposition the securities portfolio in an attempt to reduce the overall duration and minimize prepayment of premium mortgage-backed securities. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. In some cases, higher coupon premium 30 year mortgage-backed securities with prepayment exposure were replaced with lower coupon premium 15 year mortgage-backed securities which lowered the overall duration and potentially reduced the prepayment exposure. Specific lower coupon or long duration municipal securities were sold and partially replaced with higher coupon municipal securities. The decrease in the municipal securities portfolio was due partially in response to the growth of the Company's municipal loan portfolio and the amount of tax free income the Company can support without being subject to alternative minimum tax long-term.

         On January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS133). As allowed by FAS133, at the date of initial application of this statement, the Company transferred held to maturity securities into the available for sale category and the trading category. The Company sold the securities transferred into the trading category during the first quarter of 2001. The effect of selling the securities in the trading category is shown as a cumulative effect of a change in accounting principle and reduced net income by $994,000 (net of taxes) during the first quarter of 2001. During 2001, the Company sold available for sale securities which resulted in realized gains of $4.1 million or an after tax gain of $2.7 million. These separate transactions allowed the Company to reduce the overall duration of and reposition the securities portfolio.

         During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, during the first half of 2000 primarily through the purchase of securities without incurring significant additional interest rate risk. The options associated with these CDs provided the Bank with valuable balance sheet opportunities. The higher cost associated with these callable CDs had a negative impact on the net interest spread during the five quarters ended June 30, 2001. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield approximately that of the brokered CDs.

         During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40%. As a result, the Company's interest expense on this $54.6 million declined after the CDs were called. The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2002 and 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

         The market value of the securities portfolio at December 31, 2002 was $662.9 million, which represented a net unrealized gain on that date of $14.1 million. The net unrealized gain was comprised of $14.8 million in unrealized gains and $0.7 million of unrealized losses. Net unrealized gains and losses on AFS securities, which is a component of shareholders' equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on shareholders' equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

         During the month ended January 31, 2000, the Company transferred securities totaling $91.7 million from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million were investment securities and $70.5 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, at the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2002 or 2001. There were no securities classified as HTM for the years ended December 31, 2002 and 2001.

         The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2002 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                                MATURING OR REPRICING
                                          --------------------------------------------------------------------------------------
                                                                     After 1 But           After 5 But
                                               Within 1 Yr.          Within 5 Yrs.        Within 10 Yrs.          After 10 Yrs.
                                          ------------------     -----------------      -----------------      -----------------
Available For Sale:                         Amount     Yield      Amount     Yield       Amount    Yield        Amount     Yield
-------------------                       --------     -----     --------    -----      --------    -----      --------    -----
                                                                        (dollars in thousands)
U.S. Treasury .......................     $ 26,854     1.83%     $     --       --      $     --       --      $     --       --
U.S. Government Agencies ............       12,859     3.19%           --       --            --       --            --       --
Mortgage-backed Securities ..........      225,523     4.55%      249,705     4.41%       13,787     4.24%           --       --
State and Political Subdivisions ....          336     7.73%        2,036     8.14%        4,547     8.04%      104,727     7.33%
Other Stocks and Bonds ..............       22,135     2.50%           --       --            --       --           406     6.04%
                                          --------               --------               --------               --------
     Total ..........................     $287,707     4.08%     $251,741     4.44%     $ 18,334     5.18%     $105,133     7.33%
                                          ========               ========               ========               ========


DEPOSITS AND BORROWED FUNDS

         Deposits provide the Company with its primary source of funds. The increase of $56.5 million or 7.5% in total deposits during 2002 provided the Company with funds for the growth in loans. Time deposits decreased $828,000 or 0.2% during 2002 compared to 2001. Noninterest bearing demand deposits increased $21.5 million or 12.5% during 2002. Interest bearing demand deposits increased $27.5 million or 13.0% and Saving Deposits increased $8.4 million or 28.3% during 2002. The latter three categories, which are considered the lowest cost deposits, comprised 57.6% of total deposits at December 31, 2002 compared to 54.4% at December 31, 2001. The increase in total deposits was reflective of overall bank growth and branch expansion.

         The following table sets forth the Company's deposits by category at December 31, 2002, 2001 and 2000:

                                                    Years Ended December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
                                                       (in thousands)
Noninterest Bearing Demand Deposits ....     $193,305     $171,802     $166,899
Interest Bearing Demand Deposits .......      238,215      210,742      183,383
Savings Deposits .......................       38,012       29,628       24,007
Time Deposits ..........................      344,954      345,782      346,316
                                             --------     --------     --------
       Total Deposits ..................     $814,486     $757,954     $720,605
                                             ========     ========     ========

         During the year ended December 31, 2002, total time deposits of $100,000 or more increased $1.2 million from December 31, 2001. Total time deposits of $100,000 or more not including State of Texas time deposits increased $5.7 million or 5.7% during 2002 compared to 2001, while State of Texas time deposits decreased $4.5 million or 11.3%.

         The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2002 and 2001:

                                              December 31, 2002                  December 31, 2001
                                   -----------------------------------   ------------------------------------
                                       Time       Other                      Time        Other
                                   Certificates   Time                   Certificates    Time
                                   of Deposit    Deposits      Total      of Deposit    Deposits      Total
                                   ------------  --------     --------   ------------   --------     --------
                                                                (in thousands)
Three months or less .........     $ 35,923     $ 21,000     $ 56,923     $ 30,450     $ 18,500     $ 48,950
Over three to six months .....       19,991       14,000       33,991       24,044       21,000       45,044
Over six to twelve months ....       19,053          459       19,512       19,265          459       19,724
Over twelve months ...........       30,146           --       30,146       25,669           --       25,669
                                   --------     --------     --------     --------     --------     --------
        Total ................     $105,113     $ 35,459     $140,572     $ 99,428     $ 39,959     $139,387
                                   ========     ========     ========     ========     ========     ========


         Short-term Obligations, consisting primarily of FHLB Dallas advances and Federal Funds Purchased, increased $29.2 million or 20.5% during 2002 when compared to 2001. FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans and securities.

                                                                          Years Ended December 31,
                                                                    ------------------------------------
                                                                      2002          2001          2000
                                                                    --------      --------      --------
                                                                           (dollars in thousands)
Federal funds purchased
   Balance at end of period ...................................     $ 15,850      $ 25,900      $  5,025
   Average amount outstanding during the period (1) ...........        2,122         3,285         2,687
   Maximum amount outstanding during the period ...............       22,875        25,900        15,325
   Weighted average interest rate during the period (2) .......          2.1%          4.0%          6.6%
   Interest rate at end of period .............................          1.8%          1.9%          6.5%

Federal Home Loan Bank ("FHLB") Dallas short-term advances
   Balance at end of period ...................................     $153,422      $114,177      $148,940
   Average amount outstanding during the period (1) ...........      152,896       165,100       156,265
   Maximum amount outstanding during the period ...............      188,477       207,744       188,899
   Weighted average interest rate during the period (2) .......          3.7%          4.3%          6.3%
   Interest rate at end of period .............................          4.1%          3.3%          6.1%

Other obligations
   Balance at end of period ...................................     $  2,500      $  2,500      $  2,278
   Average amount outstanding during the period (1) ...........        1,707         1,799         2,210
   Maximum amount outstanding during the period ...............        2,544         3,301         4,604
   Weighted average interest rate during the period (2) .......          1.5%          3.6%          5.8%
   Interest rate at end of period .............................          1.0%          1.4%          5.8%

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

         Long-term Obligations of FHLB Dallas advances decreased $29.6 million or 11.3% during 2002 to $231.1 million when compared to $260.7 million in 2001. The decrease was primarily the result of a reclassification of long term advances to the short-term category based on their respective maturity dates. This reclassification more than offset the new long term advances obtained during 2002.

         Long-term junior subordinated debentures decreased $2.7 million during 2002 to $34.2 million or a 7.4% decrease when compared to $36.95 million in 2001. During the year ended December 31, 2002, 272,464 convertible trust preferred shares were converted into the Company's common stock. The total convertible trust preferred shares converted to date represents 16.1% of the initial convertible trust preferred issue.

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

THE BANKING INDUSTRY IN TEXAS

         The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the last ten years the East Texas economy has diversified, decreasing the overall impact of fluctuating oil prices, however, the East Texas economy is still affected by the oil industry. During 2001 and 2002 the economy in the Bank's market area has shown some signs of slowing. The two areas of concern are the slow growth of the national economy and the personal bankruptcy rate. Management expects these trends to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

         The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998 federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions have a competitive advantage. Currently, the Company must compete against several institutions located in East Texas and elsewhere in the Company's market area which have capital resources and legal loan limits substantially in excess of those available to the Company and Southside Bank. The Company faces competition from institutions that offer products and services the Company does not or cannot currently offer. Some institutions the Company competes with offer interest rate levels on loan and deposit products the Company is unable to profitably offer. The Company expects the competition to increase.

EMPLOYEES

         At December 31, 2002, the Company employed approximately 442 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and Southside Bank as of December 31, 2002, were as follows:

B. G. Hartley (Age 73), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Southside Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 55), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Company's subsidiary, Southside Bank since 1996. He became an officer of the Company in 1982 and of Southside Bank during 1975.

Robbie N. Edmonson (Age 70), Vice Chairman of the Board of the Company and the Company's subsidiary, Southside Bank. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 51), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Company's subsidiary, Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 46), Executive Vice President and Chief Financial Officer of the Company and of the Company's subsidiary, Southside Bank. He is also a Director of Southside Bank. He became an officer of the Company in 1985 and of Southside Bank during 1984.

         All the individuals named above serve in their capacity as officers of the Company and/or Southside Bank and are appointed by each entities' Board of Directors.

SUPERVISION AND REGULATION

         Banking is a complex, highly regulated industry. Consequently, the Company's growth and earnings performance can be affected not only by decisions of management and national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation, the Department of Banking of the State of Texas, United States Department of Treasury (the "Treasury Department") the Internal Revenue Service and state taxing authorities.

         The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Bank and the Company establishes a comprehensive framework for the Company's operations and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds the Bank's depositors and the public, rather than the Company's shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The Company

         Bank Holding Company Act. As bank holding companies under the Bank Holding Company Act of 1956, as amended, the Company and Southside Delaware are registered with and subject to regulation by the Federal Reserve. The Company and Southside Delaware are both required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company and Southside Delaware.

         The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a "financial holding company" that has powers that are not otherwise available to bank holding companies.

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

         Gramm-Leach-Bliley Act. Traditionally, the activities of bank holding companies had been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Act of 1999 ("GLBA"), which became effective on March 11, 2000, amended the Bank Holding Company Act and removed certain legal barriers separating the conduct of various types of financial services businesses. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions operate.

         Under GLBA, bank holding companies meeting certain eligibility requirements may elect to become a "financial holding company." A financial holding company may engage in activities that are "financial in nature," as well as additional activities that the Federal Reserve or Treasury Department determine are financial in nature or incidental or complimentary to financial activities. Under GLBA, "financial activities" specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities.

         A bank holding company may become a financial holding company under GLBA if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is "well managed" and has at least a "satisfactory" rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company elects to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

         In a similar manner, GLBA expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a "financial subsidiary" if the bank and each of its depository institution affiliates are "well capitalized," "well managed" and have at least a "satisfactory" rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally are limited to 45% of the total assets of the bank, and these investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and this type of subsidiary are subject to a number of limitations.

         Under GLBA, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. GLBA also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. The Company has not elected to become a financial holding company and to conduct the broader activities permitted under GLBA. However, there can be no assurance that the Company will not make such an election in the future.

         Interstate Banking. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, Texas banking laws permit a bank holding company which owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas. This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas. The Company has no present plans to acquire or establish banks outside the State of Texas but has not eliminated the possibility of doing so.

         Capital Adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as Southside Delaware and the Company, and the Federal Deposit Insurance Corporation monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider the Company's and the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank.

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

         Under regulatory capital guidelines, the Company must maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. As of December 31, 2002, the Company's total risk-based capital ratio was 17.73%, the Company's Tier 1 risk-based capital ratio was 15.17% and the Company's leverage capital ratio was 7.29%.

         The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets and that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

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

         Change in Bank Control Act. Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly, must give 60 days prior notice to the Federal Reserve. "Control" would exist when an acquiring party directly or indirectly has control of at least 25% of the Company's voting securities or the power to direct the management or policies of the Company. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control or the power to vote at least 10% (but less than 25%) of the Company's voting securities.

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

         Regulation of Lending Activities. Loans made by the Bank are subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Finance Code. The Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

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

         The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general, applicable tax rates in effect from year to year and the discretion of the board of directors of the Bank. The Bank's ability to pay dividends in the future will directly depend on the Banks future profitability, which cannot be accurately estimated or assured.

         Capital Adequacy. In 1990, the federal Banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. At December 31, 2002, the Bank was well-capitalized and had a total risk-based capital ratio of 16.84%, a Tier I risk-based capital ratio of 15.87% and a leverage capital ratio of 7.63%.

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

         Community Reinvestment Act. Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the Federal Deposit Insurance Corporation is charged with preparing a written evaluation of the Bank's record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An "unsatisfactory" Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks have a Community Reinvestment Act rating of at least satisfactory. The Bank was last examined for compliance with the Community Reinvestment Act on October 9, 2001 and received a rating of "outstanding."

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the Federal Deposit Insurance Corporation imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. There is currently a 27 basis point spread between the highest and the lowest assessment rates, so that banks classified as strongest were subject in 2002 to 0% assessment, and banks classified as weakest were subject to an assessment rate of .27%. In addition to the insurance assessment, each insured bank was subject in 2002 to an assessment on deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Under these assessment criteria, the Bank was required to pay annual deposit premiums to the Bank Insurance Fund in 2002. The Bank's deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

         USA PATRIOT Act. Following the events of September 11, 2001, President Bush, on October 26, 2001, signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the "USA PATRIOT Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

         On April 24, 2002, the Treasury Department issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations.

         Transactions with Affiliates. Transactions between the Bank and any of their affiliates (including the Company) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans that it may make to its executive officers, and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.

         On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by Bank and bank holding companies in recent years and authorized for financial holding companies under GLBA.

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

         Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company, therefore, cannot be predicted accurately.

         Annual Audits. Every bank with total assets in excess of $500 million, such as the Bank, must have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with United States generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the Federal Deposit Insurance Corporation.

         All of the above laws and regulations add to the cost of the Company's operations and thus have a negative impact on profitability. You should note that there has been a tremendous expansion experienced in recent years by financial service providers that are not subject to the same rules and regulations as are applicable to Southside Delaware and the Company. The Company's management and the Bank's management cannot predict what other legislation might be enacted or what other regulations might be adopted and the effects thereof on the Company and the Bank.

CAPITAL GUIDELINES

         Southside Bank is regulated by the TDB and the FDIC. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

         On December 31, 2002, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 2002 were in excess of the minimum requirements.

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

ITEM 2. PROPERTIES

         Southside Bank owns or operates the following properties:

         o Southside main branch at 1201 South Beckham Avenue, Tyler, Texas. The executive offices of Southside Bancshares, Inc. are located at this location.

         o Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas. The Southside Annex is directly adjacent to the main bank building. Human Resources, the Trust Department and other support areas are located in this building.

         o        Operations Annex at 1221 South Beckham Avenue, Tyler, Texas.
                  Various back office lending, training facilities and other support areas are located in this building.

         o Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas.

         o        South Broadway branch at 6201 South Broadway, Tyler, Texas.

         o South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas.

         o        Downtown branch at 113 W. Ferguson Street, Tyler, Texas.

         o Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas.

         o Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas.

         o Lindale main branch and motor bank facility at 2510 South Main Street, Lindale Texas.

         o Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas.

         o Twenty-nine Automatic Teller Machines (ATM's) located throughout Smith and Gregg Counties.

         Southside bank leases the following locations:

             The Company currently operates full service banks in leased space in eleven grocery stores in the following locations:

         o   One in Lindale, Texas

         o   One in Whitehouse, Texas

         o   Three in Longview, Texas

         o   Six in Tyler, Texas

ITEM 3. LEGAL PROCEEDINGS

         Southside Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or Southside Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the three months ended December 31, 2002, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         The Company's common stock began trading on the Nasdaq National Market on May 14, 1998 under the symbol "SBSI." Prior to that the Company's common stock was not actively traded on any established public trading market. The high/low prices shown below represent the daily weighted average prices on the Nasdaq National Market for the period from January 1, 2001 to December 31, 2002. During the third quarters of 2002 and 2001, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

    Year Ended              1st qtr.             2nd qtr.             3rd qtr.          4th qtr.
-----------------     ----------------      ---------------     ---------------     ---------------
December 31, 2002     $13.26 -   11.90     $15.52 -   12.71     $15.37 -  12.47     $15.24 -  13.55
December 31, 2001     $ 8.50 -    7.37     $ 9.08 -    8.23     $11.71 -   9.27     $12.17 -  11.48

         See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

         There were approximately 1,090 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 28, 2003.

DIVIDENDS

         Cash dividends declared and paid were $0.33, $0.25 and $0.225 per share for the years ended December 31, 2002, 2001 and 2000 respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2002, 2001 and 2000. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. For additional discussion relating to restrictions that limit the Company's ability to pay dividends refer to "Supervision and Regulation" and "Capital Guidelines" in Item 1. Business and "Capital Resources" in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2002. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report.

                                                                         As of and For the Years Ended December 31,
                                                         ----------------------------------------------------------------------
                                                             2002           2001           2000           1999           1998
                                                         ----------     ----------     ----------     ----------     ----------
                                                                         (in thousands, except per share data)
Investment Securities ..............................     $  151,509     $  158,818     $  161,285     $  182,452     $  132,794
                                                         ==========     ==========     ==========     ==========     ==========

Mortgage-backed and Related Securities .............     $  489,015     $  454,078     $  412,247     $  347,574     $  341,004
                                                         ==========     ==========     ==========     ==========     ==========

Loans, Net of Reserve for Loan Loss ................     $  576,046     $  531,972     $  476,402     $  382,871     $  316,159
                                                         ==========     ==========     ==========     ==========     ==========

Total Assets .......................................     $1,349,186     $1,276,737     $1,151,881     $1,012,565     $  876,329
                                                         ==========     ==========     ==========     ==========     ==========

Deposits ...........................................     $  814,486     $  757,954     $  720,605     $  587,544     $  515,034
                                                         ==========     ==========     ==========     ==========     ==========

Long-term Obligations ..............................     $  265,365     $  297,663     $  216,595     $  194,704     $  176,027
                                                         ==========     ==========     ==========     ==========     ==========

Interest & Deposit Service Income ..................     $   79,959     $   87,559     $   83,463     $   67,468     $   49,030
                                                         ==========     ==========     ==========     ==========     ==========

Income before cumulative effect of change in
accounting principle ...............................     $   13,325     $   12,725     $    9,825     $    7,924     $    5,351
                                                         ==========     ==========     ==========     ==========     ==========

Net Income .........................................     $   13,325     $   11,731     $    9,825     $    7,924     $    5,351
                                                         ==========     ==========     ==========     ==========     ==========

Net Income Per Common Share:

  Basic before cumulative effect of change in
    accounting principle ...........................     $     1.61     $     1.54     $     1.17     $     0.93     $     0.63
                                                         ==========     ==========     ==========     ==========     ==========

  Basic ............................................     $     1.61     $     1.42     $     1.17     $     0.93     $     0.63
                                                         ==========     ==========     ==========     ==========     ==========

  Diluted before cumulative effect of change in
    accounting principle ...........................     $     1.34     $     1.30     $     1.12     $     0.90     $     0.60
                                                         ==========     ==========     ==========     ==========     ==========

  Diluted ..........................................     $     1.34     $     1.20     $     1.12     $     0.90     $     0.60
                                                         ==========     ==========     ==========     ==========     ==========

Cash Dividends Paid Per Common Share ...............     $     0.33     $     0.25     $    0.225     $     0.20     $     0.20
                                                         ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 2002, 2001 and 2000 and financial condition as of December 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its critical accounting policies to include the following:

         Allowance for Losses on Loans. The allowance for losses on loans represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

         Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions (e.g. discount rates) and methodologies (e.g. comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

         Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

         Estimation of Fair Value. The estimation of fair value is significant to a number of the Company's assets, including available for sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United Sates require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

         Fair values for most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

         Refer to Item 1 entitled Loan Loss Experience and Reserve for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

FORWARD-LOOKING INFORMATION

         Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins, significant increases in competition in the banking and financial services industry, changes in consumer spending, and bankruptcy rates borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

FINANCIAL CONDITION

         Total assets increased $72.4 million or 5.7% to $1.35 billion at December 31, 2002 from $1.28 billion at December 31, 2001. The increase was primarily attributable to a $44.1 million increase in net loans and a $28.7 million increase in the securities portfolio. At December 31, 2002, net loans were $576.0 million compared to $532.0 million at December 31, 2001. The securities portfolio totaled $662.9 million at December 31, 2002 compared to $634.2 million at December 31, 2001. The increase in loans and securities was funded primarily by increases in deposits and FHLB Dallas advances.

         Nonperforming assets at December 31, 2002 totaled $3.4 million, representing 0.25% of total assets, compared to $2.4 million or 0.19% of total assets at December 31, 2001. Nonaccruing loans increased to $2.2 million and the ratio of nonaccruing loans to total loans increased to 0.38% at December 31, 2002 as compared to $896,000 and 0.17% at December 31, 2001. Other real estate owned increased to $524,000 at December 31, 2002 from $65,000 at December 31, 2001. Loans 90 days past due at December 31, 2002 decreased to $287,000 compared to $945,000 at December 31, 2001. Restructured loans at December 31, 2002 increased to $325,000 compared to $283,000 at December 31, 2001.

         Deposits increased $56.5 million to $814.5 million at December 31, 2002 from $758.0 million at December 31, 2001. FHLB Dallas advances were $384.6 million at December 31, 2002, a $9.7 million increase from $374.9 million at December 31, 2001. Short-term FHLB Dallas advances increased $39.2 million to $153.4 million at December 31, 2002 from $114.2 million at December 31, 2001. Long-term FHLB Dallas advances decreased $29.6 million to $231.1 million at December 31, 2002 from $260.7 million at December 31, 2001. Other borrowings at December 31, 2002 and 2001 totaled $52.6 million and $65.4 million, respectively, and at December 31, 2002 consisted of $18.4 million of short-term borrowings, $14.2 million of Long-term Junior Subordinated Convertible Debentures and $20.0 million of Long-term Junior Subordinated Debentures.

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

         Shareholders' equity at December 31, 2002 totaled $82.2 million compared to $68.6 million at December 31, 2001. The increase primarily reflects the net income recorded for the year ended December 31, 2002, an increase in the accumulated other comprehensive income of $3.2 million and common stock issued of $3.7 million as a result of conversions from the Company's junior subordinated convertible debentures into the Company's common stock, the Company's incentive stock option and dividend reinvestment plans. These increases were partially offset by the repurchase of 278,210 shares of the outstanding stock at an average price of $15.10 per share and the payment of cash dividends.

         During 2002 the economy in the Bank's market area has shown some signs of slowing. The two areas of concern are the slow growth of the national economy and the personal bankruptcy rate. Management expects these trends to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

LEVERAGE STRATEGY

         In May 1998 the Company implemented a leverage strategy designed to enhance its profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the FHLB Dallas and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company's assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability. At this time, the Company does not maintain the leverage strategy for any other reason than to enhance overall profitability . One of the risks associated with the asset structure the Company maintains is a lower net interest rate spread and margin when compared to peers. This asset structure, spread and margin increases the need to monitor the Company's interest rate risk.

         The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming quality loan growth is available in the Company's market area. On the liability side, the Company will attempt to gradually reduce FHLB Dallas borrowings as a percentage of total deposits assuming deposits can be retained or acquired at a lower overall cost. The intended net result is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under ALCO scenarios modeled.

RESULTS OF OPERATIONS

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan, securities and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's noninterest income, provision for loan losses and noninterest expenses. General economic and competitive conditions, particularly changes in interest rates, prepayment rates of mortgage-backed securities and loans, repricings of loan relationships, government policies and actions of regulatory authorities, also significantly affect the Company's results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

     COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 2002
                          COMPARED TO DECEMBER 31, 2001

OVERVIEW

         During the year ended December 31, 2002, the Company's net income increased $1.6 million or 13.6% to $13.3 million, from $11.7 million for the same period in 2001. The increase in net income was primarily attributable to an increase in noninterest income and net interest income due to the increase in earning assets. Noninterest income increased primarily due to the increases in deposit services income, bank owned life insurance income, mortgage servicing release fees income, and other noninterest income. These increases were partially offset by an increase in noninterest expense and provision for loan losses. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of five new branches. Earnings per share of $1.34 represented an increase of $0.14 or 11.7% over the year ended December 31, 2001.

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

         Net interest income for the year ended December 31, 2002 was $32.9 million, an increase of $2.2 million or 7.3% compared to the same period in 2001. The overall increase in net interest income was due to the fact that decreases in interest income from loans and securities were more than offset by decreases in interest expense from deposits and other borrowings which increased the net yield on average interest earning assets. Average interest earning assets increased $46.8 million or 4.1%, and the net yield on average interest earning assets increased from 2.96% at December 31, 2001 to 3.11% at December 31, 2002. During the fourth quarter ended December 31, 2002 the Company's net interest margin was 2.87% and the net interest spread was 2.36% which reflected a decrease when compared to the same quarter in 2001. The net interest margin and net interest spread for the quarter ended December 31, 2001 was 3.19% and 2.62%, respectively. The decrease in the net interest margin and spread during the fourth quarter of 2002 was due in part to lower mortgage interest rates and the lower overall interest rate environment which led to substantially increased residential mortgage refinancings nationwide and in the Company's market area combined with substantially increased repricings of all of the Company's other loan types. Increased prepayments associated with the Company's mortgage-backed securities, residential mortgage loans and the substantial increase in repricings of other loan types may continue to impact the Company's net interest margin during the first half of 2003 or until overall interest rates increase. This may be partially offset by fee income from the sale of mortgage loans into the secondary market due to the volume of refinancings that the Company is currently handling in its market area or changes in its balance sheet mix.

         As interest rates decreased during 2002, the Company's yield on premium mortgage-backed securities decreased as prepayment speeds increased. This decrease in yield, along with the decrease in the yield on average loans, combined to decrease the net yield on average earning assets.

         During the year ended December 31, 2002, average loans, funded by the growth in average deposits, increased $41.9 million or 8.2%, compared to the same period in 2001. The average yield on loans decreased from 8.17% at December 31, 2001 to 7.17% at December 31, 2002, reflective of an overall decrease in interest rates. As interest rates have declined, especially short-term interest rates, loan customers are increasingly requesting floating rate loans, which lowers the overall yield on loans. In addition, the Company has experienced a large number of loan customers requesting loan repricings due to lower interest rates offered to them by competing financial institutions. If interest rates remain low or move lower the Company anticipates it will be required to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield. The decrease in interest income on loans of $2.6 million or 6.4% was the result of the decrease in interest rates partially offset by the increase in average loans.

         Average investment and mortgage-backed securities increased $4.2 million or 0.7% for the year ended December 31, 2002 when compared to the same period in 2001. This increase was primarily a result of a slight increase in the Company's leverage strategy. The overall yield on average investment and mortgage-backed securities decreased to 5.39% during the year ended December 31, 2002 from 6.36% during the same period in 2001, due in part to increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and increased cash to reinvest in a lower interest rate environment. During 2002 the repositioning of the securities portfolio in an attempt to lower duration also decreased the overall yield on the securities portfolio. Interest income on investment and mortgage-backed securities decreased $6.0 million in 2002 or 16.6% compared to 2001 due to the decrease in the average yield of securities during 2002, which more than offset the increase in the average balance.

         Interest income from marketable equity securities, federal funds and other interest earning assets decreased $299,000 or 29.8% for the year ended December 31, 2002 when compared to 2001 as a result of lower interest rates in 2002.

         During the year ended December 31, 2002, the mix of the Company's interest earning assets reflected an increase in loans compared to the prior year end as loans averaged 46.4% of total average interest earning assets compared to 44.6% during 2001, a direct result of loan growth. Securities averaged 53.4% of the total and other interest earning asset categories averaged 0.2% for December 31, 2002. During 2001 the comparable mix was 55.1% in securities and 0.3% in the other interest earning asset categories.

         Total interest expense decreased $11.2 million or 23.5% to $36.4 million during the year ended December 31, 2002 as compared to $47.6 million during the same period in 2001. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $42.1 million or 4.3%. Average interest bearing deposits increased $40.2 million or 7.2% while the average rate paid decreased from 4.49% at December 31, 2001 to 2.73% at December 31, 2002. Average time deposits increased $6.8 million or 1.9% while the average rate paid decreased 204 basis points. Average interest bearing demand deposits increased $24.9 million or 13.9% while the average rate paid decreased 115 basis points. Average savings deposits increased $8.5 million or 32.1% while the average rate paid decreased 87 basis points. Average noninterest bearing demand deposits increased $16.9 million or 10.1% during 2002. The latter three categories, which are considered the lowest cost deposits, comprised 54.4% of total average deposits during the year ended December 31, 2002 compared to 51.7% during 2001 and 52.0% during 2000. The increase in average total deposits is reflective of overall bank growth and branch expansion.

         During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Bank to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring significant additional interest rate risk. The higher cost associated with these callable CDs had a negative impact on net interest spread during the five quarters ended June 30, 2001. The options associated with these CDs provided the bank with valuable balance sheet opportunities. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield that approximated the brokered CDs.

         During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB Dallas at an average rate of approximately 5.40%. As a result, the Company's interest expense on this $54.6 million declined after the CDs were called. The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2002 and December 31, 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

         The following table sets forth the Company's deposit averages by category for the years ended December 31, 2002, 2001 and 2000:


                                                                        COMPOSITION OF DEPOSITS

                                                                        Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                           2002                  2001                    2000
                                                   ------------------     ------------------     ------------------
                                                      AVG.      AVG.         AVG.       AVG.       AVG.        AVG.
                                                    BALANCE     YIELD      BALANCE     YIELD     BALANCE      YIELD
                                                   ---------    -----     ---------    -----     -------      -----
                                                                        (dollars in thousands)
Noninterest Bearing Demand Deposits..............  $ 183,683     N/A      $ 166,828     N/A      $ 145,883     N/A
Interest Bearing Demand Deposits.................    204,344    1.39%       179,438    2.54%       165,790    2.99%
Savings Deposits.................................     34,848    1.48%        26,380    2.35%        22,207    2.57%
Time Deposits....................................    354,966    3.62%       348,190    5.66%       307,663    5.95%
                                                   ---------              ---------              ---------
     Total Deposits..............................  $ 777,841    2.08%     $ 720,836    3.45%     $ 641,543    3.72%
                                                   =========              =========              =========

         Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, were $156.7 million, a decrease of $13.5 million or 7.9% for the year ended December 31, 2002 when compared to the same period in 2001. Interest expense associated with short-term interest bearing liabilities decreased $1.6 million or 21.5% and the average rate paid decreased 63 basis points for the year ended December 31, 2002 when compared to the same period in 2001. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $17.0 million or 7.9% during the year ended December 31, 2002 to $232.7 million as compared to $215.7 million at December 31, 2001. Interest expense associated with long-term FHLB Dallas advances decreased $762,000 or 6.25% and the average rate paid decreased 74 basis points for the year ended December 31, 2002 when compared to the same period in 2001. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

         Average long-term junior subordinated convertible debentures were $15.3 million for the year ended December 31, 2002 compared to $16.95 million for the same period in 2001. During the year ended December 31, 2002, 272,464 convertible trust preferred shares were converted into the Company's common stock. The total convertible trust preferred shares converted to date represents 16.1% of the initial convertible trust preferred issue. Interest expense associated with the junior subordinated convertible debentures decreased $149,000 or 10.0% and the average rate paid decreased 4 basis points for the year ended December 31, 2002, when compared to the same period in 2001.

         Average long term junior subordinated debentures remained the same at $20 million from December 31, 2001 to December 31, 2002. Interest expense and the average rate paid were the same for the years ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS

         The following table presents average balance sheet amounts and average yields for the years ended December 31, 2002, 2001 and 2000. The information should be reviewed in conjunction with the financial statements for the same years then ended. Two major components affecting the Company's earnings are the interest earning assets and interest bearing liabilities. A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                                   AVERAGE BALANCES AND YIELDS
                                                                     (dollars in thousands)
                                                                           Years Ended
                                    -----------------------------  -----------------------------  -----------------------------
                                            December 31, 2002           December 31, 2001               December 31, 2000
                                    -----------------------------  -----------------------------  -----------------------------
                                        AVG.                 AVG.     AVG.                  AVG.     AVG.                  AVG.
ASSETS                                BALANCE    INTEREST   YIELD   BALANCE     INTEREST   YIELD   BALANCE     INTEREST   YIELD
------                              ----------   --------   -----  ----------   --------   -----  ----------   --------   -----
INTEREST EARNING ASSETS:
Loans(1)(2)......................   $  552,331   $ 39,595   7.17%  $  510,468  $  41,693   8.17%  $  434,559   $ 36,733   8.45%
Securities:
Inv. Sec. (Taxable)(4)...........       27,363        923   3.37%      37,585      2,062   5.49%      77,971      5,446   6.98%
Inv. Sec. (Tax-Exempt)(3)(4).....      115,918      8,494   7.33%      96,283      7,193   7.47%      88,462      7,147   8.08%
Mortgage-backed Sec.(4) .........      470,272     23,647   5.03%     475,443     29,507   6.21%     374,531     27,155   7.25%
Marketable Equity Sec............       22,106        654   2.96%      20,746        854   4.12%      19,351      1,553   8.03%
Interest Earning Deposits........          675         22   3.26%         977         58   5.94%         964         65   6.74%
Federal Funds Sold...............        1,736         30   1.73%       2,145         93   4.34%       2,838        176   6.20%
                                    ----------   --------          ----------   --------          ----------   --------
Total Interest Earning Assets ...    1,190,401     73,365   6.16%   1,143,647     81,460   7.12%     998,676     78,275   7.84%
                                                 --------                       --------                       --------

NONINTEREST EARNING ASSETS:
Cash and Due From Banks..........       35,649                         32,849                         31,621
Bank Premises and Equipment......       29,947                         25,552                         21,952
Other Assets.....................       40,607                         24,320                         17,815
  Less: Reserve for Loan Loss ...       (6,118)                        (5,572)                        (4,944)
                                    ----------                     ----------                     ----------
Total Assets.....................   $1,290,486                     $1,220,796                     $1,065,120
                                    ==========                     ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

INTEREST BEARING LIABILITIES:
 Savings Deposits................   $   34,848        517   1.48%  $   26,380        621   2.35%  $   22,207        570   2.57%
 Time Deposits...................      354,966     12,840   3.62%     348,190     19,714   5.66%     307,663     18,307   5.95%
 Interest Bearing
    Demand Deposits..............      204,344      2,840   1.39%     179,438      4,557   2.54%     165,790      4,958   2.99%
 Short-term Interest
    Bearing Liabilities..........      156,725      5,729   3.66%     170,184      7,302   4.29%     161,162     10,177   6.31%
 Long-term Interest Bearing
    Liabilities-FHLB Dallas .....      232,701     11,424   4.91%     215,674     12,186   5.65%     187,011     10,211   5.46%
 Long-term Junior Subordinated
    Convertible Debentures.......       15,314      1,334   8.71%      16,950      1,483   8.75%       2,447        214   8.75%
 Long-term Junior
    Subordinated Debentures .....       20,000      1,700   8.50%      20,000      1,700   8.50%      20,000      1,700   8.50%
                                    ----------   --------          ----------   --------          ----------   --------
 Total Interest Bearing
    Liabilities..................    1,018,898     36,384   3.57%     976,816     47,563   4.87%     866,280     46,137   5.33%
                                                 --------                       --------                       --------
NONINTEREST BEARING LIABILITIES:
Demand Deposits..................      183,683                        166,828                        145,883
Other Liabilities................       12,545                         14,400                         10,480
                                    ----------                     ----------                     ----------
Total Liabilities................    1,215,126                      1,158,044                      1,022,643

SHAREHOLDERS' EQUITY.............       75,360                         62,752                         42,477
                                    ----------                     ----------                      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY............   $1,290,486                     $1,220,796                     $1,065,120
                                    ==========                     ==========                     ==========

NET INTEREST INCOME..............                $ 36,981                       $ 33,897                       $ 32,138
                                                 ========                       ========                       ========
NET YIELD ON AVERAGE
 EARNING ASSETS..................                           3.11%                          2.96%                          3.22%
                                                            ====                           ====                           ====


(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,494, $991 and $494 for the years ended December 31, 2002, 2001 and 2000, respectively.

(3) Interest income includes taxable-equivalent adjustments of $2,630, $2,287 and $2,363 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of December 31, 2002, 2001 and 2000, loans totaling $2,238, $896 and $630, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

                                                                        Years Ended December 31,
                                                                          2002 Compared to 2001
                                                                ----------------------------------------
                                                                 Average        Average        Increase
                                                                  Volume          Yield       (Decrease)
                                                                ----------     ----------     ----------
INTEREST INCOME:
   Loans (1) ...............................................    $    3,251     $   (5,349)    $   (2,098)
   Investment Securities (Taxable) .........................          (471)          (668)        (1,139)
   Investment Securities (Tax-Exempt) (1) ..................         1,441           (140)         1,301
   Mortgage-backed Securities ..............................          (325)        (5,535)        (5,860)
   Marketable Equity Securities ............................            53           (253)          (200)
   Federal Funds Sold ......................................           (15)           (48)           (63)
   Interest Earning Deposits ...............................           (36)            --            (36)
                                                                ----------     ----------     ----------
      Total Interest Income ................................         3,898        (11,993)        (8,095)
                                                                ----------     ----------     ----------

INTEREST EXPENSE:
   Savings Deposits ........................................           165           (269)          (104)
   Time Deposits ...........................................           377         (7,251)        (6,874)
   Interest Bearing Demand Deposits ........................           565         (2,282)        (1,717)
   Federal Funds Purchased and Other
      Interest Bearing Liabilities .........................          (676)          (897)        (1,573)
   FHLB Dallas Advances ....................................         1,153         (1,915)          (762)
   Long-term Junior Subordinated Convertible Debentures ....          (143)            (6)          (149)
                                                                ----------     ----------     ----------
      Total Interest Expense ...............................         1,441        (12,620)       (11,179)
                                                                ----------     ----------     ----------
   Net Interest Income .....................................    $    2,457     $      627     $    3,084
                                                                ==========     ==========     ==========

                                                                        Years Ended December 31,
                                                                          2001 Compared to 2000
                                                                ----------------------------------------
                                                                 Average        Average        Increase
                                                                  Volume          Yield       (Decrease)
                                                                ----------     ----------     ----------
INTEREST INCOME:
INTEREST INCOME:
   Loans (1) ...............................................    $    6,235     $   (1,275)    $    4,960
   Investment Securities (Taxable) .........................        (2,393)          (991)        (3,384)
   Investment Securities (Tax-Exempt) (1) ..................           606           (560)            46
   Mortgage-backed Securities ..............................         6,630         (4,278)         2,352
   Marketable Equity Securities ............................           105           (804)          (699)
   Federal Funds Sold ......................................           (37)           (46)           (83)
   Interest Earning Deposits ...............................             1             (8)            (7)
                                                                ----------     ----------     ----------
      Total Interest Income ................................        11,147         (7,962)         3,185
                                                                ----------     ----------     ----------

INTEREST EXPENSE:
   Savings Deposits ........................................           101            (50)            51
   Time Deposits ...........................................         2,326           (919)         1,407
   Interest Bearing Demand Deposits ........................           386           (787)          (401)
   Federal Funds Purchased and Other
      Interest Bearing Liabilities .........................           543         (3,418)        (2,875)
   FHLB Dallas Advances ....................................         1,609            366          1,975
   Long-term Junior Subordinated Convertible Debentures ....         1,269             --          1,269
                                                                ----------     ----------     ----------
      Total Interest Expense ...............................         6,234         (4,808)         1,426
                                                                ----------     ----------     ----------
   Net Interest Income .....................................    $    4,913     $   (3,154)    $    1,759
                                                                ==========     ==========     ==========


         (1) Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

         NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the year ended December 31, 2002 was $2.1 million compared to $1.7 million for December 31, 2001. For the year ended December 31, 2002, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $1.8 million, an increase of 138.9% compared to December 31, 2001. For the year ended December 31, 2001, net charge-offs on loans were $774,000.

         The increase in net charge-offs for 2002 is reflective of the increase in total charge-offs and the decrease in total recoveries. Total charge-offs for commercial loans increased $285,000 from December 31, 2001 due to the increase in small business loans charged off resulting from the slower economy in the Company's market area. Total charge-offs for loans to individuals increased $120,000 from December 31, 2001 reflective of increased consumer bankruptcies. Total charge-offs for real estate loans and construction loans increased $135,000 and $215,000, respectively from December 31, 2001 primarily due to charge-offs associated with one builder and one of his clients. Total recoveries decreased $320,000 from December 31, 2001 primarily as a result of two recoveries on old charge-offs the Company received during 2001 that totaled $230,000.

         As of December 31, 2002, the Company's review of the loan portfolio indicates that a loan loss reserve of $6.2 million is adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2002 and the comparable year ended December 31, 2001 and indicates the percentage changes:


                                                            Years Ended
                                                            December 31,
                                                      ----------------------    Percent
                                                         2002       2001        Change
                                                      ---------    ---------    -------
                                                      (dollars in thousands)
Deposit services ...................................  $  10,718    $   9,377     14.3%
Gains on sales of securities available for sale ....      3,853        4,073     (5.4)%
Mortgage servicing release fees income .............      2,044        1,057     93.4%
Trust income .......................................      1,031          961      7.3%
Bank owned life insurance income ...................        966          109    786.2%
Other ..............................................        979        1,099    (10.9)%
                                                      ---------    ---------
Total noninterest income ...........................  $  19,591    $  16,676     17.5%
                                                      =========    =========

         Total noninterest income for the year ended December 31, 2002 increased 17.5% or $2.9 million compared to 2001. Securities gains decreased $220,000 or 5.4% from 2001. Of the $3.9 million in net securities gains from the AFS portfolio in 2002, there were $340,000 in realized losses and $4.2 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at repositioning and reducing the overall duration of the securities portfolio in an effort to maximize the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2002, interest rates declined and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to lower the overall duration and minimize prepayment of the premium mortgage-backed securities. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. In some cases, higher coupon premium 30 year mortgage-backed securities with prepayment exposure were replaced with lower coupon premium 15 year mortgage-backed securities which lowered the overall duration and potentially reduced the prepayment exposure. Specific lower coupon or long duration municipal securities were sold and partially replaced with higher coupon municipal securities.

         The increase in deposit services income of $1.3 million or 14.3% was a result of increases in overdraft income, increased numbers of deposit accounts and increased deposit activity. Bank owned life insurance income increased $857,000 or 786.2%. During the fourth quarter ended December 31, 2001, the Company purchased Bank Owned Life Insurance in the amount of $15 million on all of its eligible Bank and Company officers at the level of Vice President and above. The net increase in cash surrender value is shown as a component of noninterest income. Mortgage servicing release fees income increased $987,000 or 93.4% due to the significant increase in mortgage loan refinancings the Company handled during 2002 as a result of the lower interest rate environment. Trust income increased $70,000 or 7.3% due to growth in the Trust department. Other noninterest income decreased $120,000 or 10.9% primarily as a result of decreases in Travelers Express income combined with an increase in the loss associated with BSC Securities and Countywide.

NONINTEREST EXPENSE

         The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2002 and the comparable year ended December 31, 2001 and indicates the percentage changes:

                                                            Years Ended
                                                            December 31,
                                                      ----------------------    Percent
                                                         2002       2001        Change
                                                      ---------    ---------    -------
                                                      (dollars in thousands)
Salaries and employee benefits .....................  $  21,553    $  17,626     22.3%
Net occupancy expense ..............................      3,903        3,358     16.2%
Equipment expense ..................................        684          734     (6.8)%
Advertising, travel and entertainment ..............      1,721        1,650      4.3%
ATM and bank analysis fees .........................        859          812      5.8%
Supplies ...........................................        706          615     14.8%
Professional fees ..................................        666          617      7.9%
Postage ............................................        537          454     18.3%
Other ..............................................      4,193        3,513     19.4%
                                                      ---------    ---------

Total noninterest expense ..........................  $  34,822    $  29,379     18.5%
                                                      =========    =========


         Noninterest expense for the year ended December 31, 2002 increased $5.4 million or 18.5% when compared to the year ended December 31, 2001. Salaries and employee benefits increased $3.9 million or 22.3% due to several factors. Direct salary expense and payroll taxes increased $3.1 million or 22.1% as a result of branch expansion, overall bank growth and pay increases. Retirement expense increased significantly by $389,000 or 27.3% for the year ended December 31, 2002 due to a change in the actuarial present value assumption which decreased from 7.25% for the year ended December 31, 2001 to 6.75% for the year ended December 31, 2002, a lower return on plan assets than projected and an increase in the number of participants. Retirement expense for 2003 could increase significantly due to a possible low return on plan assets, the continued low discount rate or a possible decrease in this rate, increased funding required and the increasing numbers of participants. The Company is currently using a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company's rate of return on plan assets did not achieve a 9.0% return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health and life insurance expense increased significantly by $394,000 or 19.8% for the year ended December 31, 2002 due to increased health claims expense and reinsurance costs. Health insurance costs are rising nationwide and we anticipate these costs may increase in 2003.

         Net occupancy expense increased $545,000 or 16.2% for the year ended December 31, 2002 compared to the same period in 2001, largely due to branch expansion, higher real estate taxes and depreciation expense.

         ATM and Bank analysis fees increased $47,000 or 5.8% for the year ended December 31, 2002 compared to the same period in 2001 due primarily to overall deposit growth.

         Supplies expense increased $91,000 or 14.8% as a result of bank growth and branch expansion. Professional fees increased $49,000 or 7.9% due to additional internal audit, loan review and data processing related fees. Postage expense increased $83,000 or 18.3% for the year ended December 31, 2002 compared to the same period in 2001 due primarily to increases in postage rates.

         Other expense increased $680,000 or 19.4% during the year ended December 31, 2002 compared to 2001. The increase was due primarily to increases in dues to directors, liability insurance, auto expense, other losses, losses on other real estate owned, legal fees and bank examination fees.

INCOME TAXES

         Income tax expense was $2.2 million for the year ended December 31, 2002 and represented a $1.3 million or 38.1% decrease from the year ended December 31, 2001. The effective tax rate as a percentage of pre-tax income was 14.1% in 2002, 21.7% in 2001 and 21.3% in 2000. The decrease in the effective tax rate and income tax expense for 2002 was due to the increase in tax free income for the year ended December 31, 2002 when compared to December 31, 2001. The Company decreased its municipal securities portfolio during 2002 and has further decreased it during the first quarter of 2003 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio.


                DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

OVERVIEW

         During the year ended December 31, 2001, the Company's net income increased $1.9 million or 19.4% to $11.7 million, from $9.8 million for the same period in 2000. The increase in net income was primarily attributable to an increase in noninterest income and net interest income due to the increase in earning assets. Noninterest income increased primarily due to the gain on securities available for sale and increases in deposit services income. These increases were partially offset by an increase in noninterest expense, provision for loan losses and the cumulative effect of change in accounting principle due to the implementation of FAS 133 in 2001. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of several new branches. Earnings per share of $1.20 represented an increase of $0.08 or 7.1% over the year ended December 31, 2000.

NET INTEREST INCOME

         Net interest income increased $1.3 million or 4.6% for the year ended December 31, 2001 compared to the same period in 2000.

         Interest income for the year ended December 31, 2001 increased $2.8 million or 3.7% to $78.2 million compared to the same period in 2000. The increased interest income in 2001 was attributable to the increase in average interest earning assets during the year.

         Average interest earning assets, totaling $1.1 billion at December
31, 2001, increased $145.0 million or 14.5% over December 31, 2000 primarily as a result of increases in average loans and, to a lesser extent, average investment and mortgage-backed securities. During the year ended December 31, 2001 the mix of the Company's interest earning assets reflected an increase in loans compared to the prior year end as loans averaged 44.6% of total average interest earning assets compared to 43.5% during 2000, a direct result of significant loan growth. Securities averaged 55.1% of the total and other interest earning asset categories averaged 0.3% for December 31, 2001. During 2000 the comparable mix was 56.1% in securities and 0.4% in the other interest earning asset categories.

         The overall yield on investment, mortgage-backed and marketable equity securities decreased 108 basis points to 6.29% during 2001 compared to the same period in 2000.

         The average yield on average interest earning assets decreased 72 basis points during the year ended December 31, 2001 as compared to 2000 primarily as a result of the decrease in the average yield on loans and securities. The average yield on loans for the year ended December 31, 2001 decreased to 8.17% from 8.45% for the year ended December 31, 2000. This decrease was reflective of an overall decrease in interest rates.

         Interest income on loans increased $4.5 million or 12.3% compared to 2000 due to the increase in average loans during 2001.

         Interest income on securities decreased $0.9 million in 2001 or 2.4% compared to 2000 primarily due to the decrease in the average yield on securities during 2001.

         The increase in interest expense for the year ended December 31, 2001 of $1.4 million or 3.1% was attributable to an increase in average interest bearing liabilities of $110.5 million or 12.8%. Average interest bearing deposits increased $58.3 million or 11.8% while the average rate paid decreased from 4.81% at December 31, 2000 to 4.49% at December 31, 2001. Average time deposits increased $40.5 million or 13.2% while the average rate paid decreased 29 basis points along with an increase in average interest bearing demand deposits of $13.6 million or 8.2% and an increase in average savings deposits of $4.2 million or 18.8%. Average noninterest bearing demand deposits increased $20.9 million or 14.4% during 2001. The latter three categories, which are considered the lowest cost deposits, comprised 51.7% of total average deposits during the year ended December 31, 2001 compared to 52.0% during 2000 and 56.6% during 1999. The increase in average total deposits is reflective of overall bank growth, brokered CD issuance, branch expansion, and with the exception of the brokered CDs issued, was the primary source of funding the increase in average loans.

         Average long-term junior subordinated convertible debentures were $16.95 million for the year ended December 31, 2001 compared to $2.4 million for the same period in 2000. The increase is a result of the sale of 1,695,000 Convertible Preferred Securities on November 2, 2000 at a liquidation amount of $10 per Convertible Preferred Security for an aggregate amount of $16,950,000. These securities have a distribution rate of 8.75% per annum payable at the end of each calendar quarter.

         Average long term junior subordinated debentures remained the same at $20 million from December 31, 2000 to December 31, 2001.

         Average long-term and short-term interest bearing liabilities other than deposits increased $52.2 million or 14.1%, a direct result of replacing the long-term brokered CD's called during the second quarter ended June 30, 2001 with long-term FHLB Dallas advances. This increase contributed to the higher interest expense in 2001, as well as providing the primary source of funding for the increase in average investment, mortgage-backed and marketable equity securities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the year ended December 31, 2001 and 2000 was $1.7 million and $1.6 million, respectively. For the year ended December 31, 2001, the Company's subsidiary, Southside Bank, had net charge-offs of loans of $774,000, a decrease of 30.3% compared to the year ended December 31, 2000. For the year ended December 31, 2000, net charge-offs on loans were $1.1 million.

         The decrease in net charge-offs for 2001 is reflective of the decrease in charge-offs and the increase in recoveries. Net charge-offs for commercial loans decreased $428,000 from December 31, 2000 more than offsetting the increase in net charge-offs for loans to individuals of $81,000 from December 31, 2000. Part of the decrease in net charge-offs for commercial loans was due to two large recoveries on old charge-offs during 2001, which totaled $230,000. As of December 31, 2001, the Company's review of the loan portfolio indicated that a loan loss reserve of $5.9 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

         The following table sets forth the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2001 and the comparable year ended December 31, 2000 and indicates the percentage changes:



                                                                      Years Ended
                                                                       December 31,
                                                                 ----------------------     Percent
                                                                    2001         2000       Change
                                                                 ---------    ---------    -------
                                                                 (dollars in thousands)
Deposit services ............................................    $   9,377    $   8,045      16.6%
Gains (losses) on sales of securities available for sale ....        4,073         (535)    861.3%
Mortgage servicing release fees income ......................        1,057          625      69.1%
Trust income ................................................          961          726      32.4%
Bank owned life insurance income ............................          109           --     100.0%
Other .......................................................        1,099        1,366     (19.5%)
                                                                 ---------    ---------
     Total noninterest Income ...............................    $  16,676    $  10,227      63.1%
                                                                 =========    =========


         Total noninterest income for the year ended December 31, 2001 increased 63.1% or $6.4 million compared to 2000. Securities gains increased $4.6 million or 861.3% from 2000. Of the $4.1 in net securities gains from the AFS portfolio in 2001, there were $6.2 million in realized gains and $2.1 million in realized losses. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at repositioning and reducing the overall duration of the securities portfolio and maximizing the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2001, interest rates declined and the yield curve steepened as short-term interest rates decreased significantly more than long-term interest rates. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to lower the overall duration. Several lower coupon, longer duration mortgage-backed securities were replaced with higher coupon or shorter duration mortgage-backed securities. Long duration
U. S. Government agency securities were replaced with long duration municipal securities. Specific municipal securities with greater than twenty years and larger blocks of long-term municipal security zero coupon bonds were replaced with thirteen to twenty year coupon municipal securities.

         The increase in deposit services income of $1.3 million or 16.6% was a result of the overdraft privilege program, increased numbers of deposit accounts and increased deposit activity. Trust income increased $235,000 or 32.4% due to growth in the Trust department. Mortgage servicing release fees income increased $432,000 or 69.1%. Bank owned life insurance income increased $109,000 or 100.0%. During the fourth quarter ended December 31, 2001, the Company purchased Bank Owned Life Insurance in the amount of $15 million on all of its eligible Bank and Company officers at the level of Vice President and above. The increase in cash surrender value is shown as a component of noninterest income. Other noninterest income decreased $267,000 or 19.5% primarily as a result of decreases in income from BSC Securities, Travelers Express income, credit life income and check printing income.

NONINTEREST EXPENSE

         The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2001 and the comparable year ended December 31, 2000 and indicates the percentage changes:

                                                            Years Ended
                                                            December 31,
                                                      ----------------------    Percent
                                                         2001       2000        Change
                                                      ---------    ---------    -------
                                                      (dollars in thousands)
Salaries and employee benefits .....................    $17,626    $14,913       18.2%
Net occupancy expense ..............................      3,358      2,947       13.9%
Equipment expense ..................................        734        659       11.4%
Advertising, travel and entertainment ..............      1,650      1,623        1.7%
Supplies ...........................................        615        563        9.2%
Professional fees ..................................        617        545       13.2%
ATM and bank analysis fees .........................        812        601       35.1%
Postage ............................................        454        422        7.6%
Other ..............................................      3,513      3,181       10.4%
                                                        -------    -------

Total noninterest expense ..........................    $29,379    $25,454       15.4%
                                                        =======    =======


         Noninterest expense for the year ended December 31, 2001 increased $3.9 million or 15.4% when compared to the year ended December 31, 2000. Salaries and employee benefits increased $2.7 million or 18.2% due to several factors. Direct salary expense and payroll taxes increased $1.4 million or 10.9% as a result of branch expansion, overall bank growth and pay increases. Retirement expense increased $850,000 or 148.6% for the year ended December 31, 2001 due to increased number of participants, actuarial assumptions and a lower return on plan assets. Health and life insurance expense increased $464,000 or 30.4% for the year ended December 31, 2001 due to increased health claims expense and reinsurance costs.

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

         ATM and bank analysis fees increased $211,000 or 35.1% for the year ended December 31, 2001 compared to the same period in 2000 due primarily to overall deposit growth.

         Other expense increased $332,000 or 10.4% during the year ended December 31, 2001 compared to 2000. The increase was due primarily to increases in dues to directors, trust expense and costs associated with the Bank's website and online banking. Also, costs associated with the Company's junior subordinated debentures increased.


INCOME TAXES

         Income tax expense was $3.5 million for the year ended December 31, 2001 and represented an $864,000 or 32.5% increase from the year ended December 31, 2000. The effective tax rate as a percentage of pre-tax income was 21.7% in 2001 and 21.3% in 2000. The increase in the effective tax rate and income tax expense for 2001 was primarily a result of higher taxable income.

CAPITAL RESOURCES

         Total shareholders' equity at December 31, 2002 of $82.2 million increased 19.8% or $13.6 million from December 31, 2001 and represented 6.1% of total assets at December 31, 2002 compared to 5.4% at December 31, 2001.

         Net income for 2002 of $13.3 million was the major contributor to the increase in shareholders' equity at December 31, 2002 along with the net increase in the accumulated other comprehensive income of $3.2 million and the issuance of $3.7 million in common stock (428,822 shares) through conversions from the Company's junior subordinated debentures into the Company's common stock, the Company's incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of $2.6 million in dividends paid and the purchase of $4.2 million in common stock (278,210 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 2002, the Company issued a 5% stock dividend, which had no net effect on shareholders' equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                               For Capital           Prompt Corrective
                                                        Actual              Adequacy Purposes        Action Provisions
                                                 ---------------------    --------------------    ---------------------
                                                   Amount       Ratio        Amount     Ratio       Amount       Ratio
                                                 ----------    -------    -----------  -------    ----------   --------
As of December 31, 2002:                                             (dollars in thousands)
Total Capital (to Risk Weighted Assets)
   Consolidated..............................    $  111,157     17.73%    $   50,146     8.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
   Bank Only.................................    $  105,574     16.84%    $   50,145     8.00%    $   62,681     10.00%
                                                 ==========    ======    ===========   ======     ==========   =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated..............................    $   95,072     15.17%    $   25,073     4.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
   Bank Only.................................    $   99,450     15.87%    $   25,072     4.00%    $   37,609      6.00%
                                                 ==========    ======    ===========   ======     ==========   =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated..............................    $   95,072      7.29%    $   52,143     4.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
   Bank Only.................................    $   99,450      7.63%    $   52,140     4.00%    $   65,175      5.00%
                                                 ==========    ======    ===========   ======     ==========   =======

As of December 31, 2001:

Total Capital (to Risk Weighted Assets)
   Consolidated..............................    $  102,996     17.08%    $   48,245     8.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
   Bank Only.................................    $   96,676     16.03%    $   48,243     8.00%    $   60,304     10.00%
                                                 ==========    ======    ===========   ======     ==========   =======

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated..............................    $   81,058     13.44%    $   24,122     4.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
   Bank Only.................................    $   90,862     15.07%    $   24,122     4.00%    $   36,182      6.00%
                                                 ==========    ======    ===========   ======     ==========   =======

Tier 1 Capital (to Average Assets) (1)
   Consolidated..............................    $   81,058      6.50%    $   49,858     4.00%           N/A       N/A
                                                 ==========    ======    ===========   ======     ==========   =======
Bank Only....................................    $   90,862      7.29%    $   49,857     4.00%    $   62,321      5.00%
                                                 ==========    ======    ===========   ======     ==========   =======


         (1) Refers to quarterly average assets as calculated by bank regulatory agencies.

         The table below summarizes key equity ratios for the Company for the years ended December 31, 2002, 2001 and 2000.

                                                                                      Years Ended December 31,
                                                                                ----------------------------------
                                                                                2002          2001           2000
                                                                               ------        ------         ------
Percentage of Net Income to:
   Average Total Assets...............................................          1.03%          .96%           .92%
   Average Shareholders' Equity.......................................         17.68%        18.69%         23.13%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic.........................         20.50%        17.61%         19.23%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted.......................         24.63%        20.83%         20.09%
Percentage of Average Shareholders'
   Equity to Average Total Assets.....................................          5.84%         5.14%          3.99%

ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after January 1, 2003. The adoption of FAS 145 will not have a material impact on the consolidated financial statements.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity' commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that FAS 146 will have a material impact on its consolidated financial statements.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This Statement is an amendment of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. This Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. In addition, FAS 148 prescribes a specific tabular format and requires disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company has complied with the required disclosures in the notes to the consolidated financial statements.

         On November 25, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation covers guarantee contracts that have any of the following four characteristics:

         Contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees),

         Contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees),

         Indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and

         Indirect guarantees of the indebtedness of others, as that phrase was used in FIN 34 (FIN 45 supersedes FIN 34 by incorporating in it, without change, that guidance).

For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.

In addition to the disclosures required by current GAAP related to guarantees (e.g., FASB Statement No. 5, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments), this Interpretation requires entities to disclose the following information about each guarantee, or each group of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote:

    a. The nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.

    b. The maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee. That maximum potential amount of future payments shall not be reduced by the effect of any amounts that may possibly be recovered under recourse or collateralization provisions in the guarantee. If the terms of the guarantee provide for no limitation to the maximum potential future payments under the guarantee, that fact shall be disclosed. If the guarantor is unable to develop an estimate of the maximum potential amount of future payments under its guarantee, the guarantor shall disclose the reasons why it cannot estimate the maximum potential amount.

     c. The current carrying amount of the liability, if any, for the guarantor's obligations under the guarantee (including the amount, if any, recognized under paragraph 8 of FAS 5), regardless of whether the guarantee is freestanding or embedded in another contract.

     d. The nature of (1) any recourse provisions that would enable the guarantor to recover from third parties any of the amounts paid under the guarantee and (2) any assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, the guarantor can obtain and liquidate to recover all or a portion of the amounts paid under the guarantee. The guarantor shall indicate, if estimable, the approximate extent to which the proceeds from liquidation of those assets would be expected to cover the maximum potential amount of future payments under the guarantee.

The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company does not believe that FIN 45 will have a material impact on its consolidated financial statements.

         On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as applies to existing entities. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The effective dates and transition provisions of the Interpretation are as follows:

                  Public companies will be required to apply the Interpretation to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003.

                  All enterprises should apply the Interpretation to VIEs with which they become involved beginning February 1, 2003.

                  All enterprises will be required to apply the transition disclosure requirements in financial statements issued after February 1, 2003.


The Company does not believe FIN 46 will have a material impact on its consolidated financial statements.

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

         Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2002, these investments were 25.0% of total assets, as compared with 20.1% for December 31, 2001, and 15.5% for December 31, 2000. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

         The Asset/Liability Management Committee of the bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity with rates shocked plus and minus 200 basis points to ensure the Company a satisfactory liquidity position. Market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. Market value of portfolio equity analysis is one of the general measures used by regulatory authorities for assessing an institution's interest rate risk. The extent to which assets will gain or lose value in relation to the gains or losses of liabilities and/or interest rate contracts determines the appreciation or depreciation in equity on a market value basis. Such market value analysis is intended to evaluate the impact of immediate and sustained parallel interest rate shifts of the current yield curve upon the market value of the current balance sheet. In addition, the bank utilizes a simulation model to determine the impact on net interest income under several different interest rate scenarios. By utilizing this technology, the bank attempts to determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios.

         The table on page 50 shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. The table on page 52 shows interest sensitivity gaps for four different intervals as of December 31, 2002.

         In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of December 31, 2002, were within policy guidelines. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Nonaccrual loans totaling $2,238,000 are not included in the Loan totals. All instruments are classified as other than trading.

                                                                      EXPECTED MATURITY DATE
                                                                     (dollars in thousands)
                                                                    Years Ending December 31,
                                -----------------------------------------------------------------------------------------
                                                                                                                   Fair
                                 2003        2004       2005       2006       2007    Thereafter      Total        Value
                               --------   --------    -------    --------   --------  ----------   ----------   ---------
Fixed Rate Loans ...........   $209,948   $ 97,480    $57,528    $ 34,576   $ 21,066   $ 45,252   $  465,850   $  490,366
                                   7.19%      7.38%      7.25%       7.03%      6.68%      6.04%        7.09%

Adjustable Rate Loans ......     39,919      6,615      6,790       9,546     17,301     33,982      114,153      114,153
                                   4.85%      4.85%      4.61%       4.80%      4.89%      4.79%        4.82%
Mortgage-backed
Securities .................    225,523    124,584     68,811      36,817     19,493     13,787      489,015      489,015
                                   4.55%      4.49%      4.40%       4.29%      4.19%      4.24%        4.47%
Investments and Other
Interest Earning Assets ....     62,740        396        850         392        398    109,680      174,456      174,456
                                   2.37%      7.76%      8.77%       7.65%      7.65%      7.35%        5.57%

Total Interest
Earning Assets .............   $538,130   $229,075   $133,979    $ 81,331   $ 58,258   $202,701   $1,243,474   $1,267,990
                                   5.35%      5.74%      5.66%       5.53%      5.32%      6.42%        5.64%



Savings Deposits ...........   $  3,801   $  1,901   $  1,901    $  1,901   $  1,901   $ 26,607   $   38,012   $   37,940
                                   1.30%      1.30%      1.30%       1.30%      1.30%      1.30%        1.30%

NOW Deposits ...............     42,864      4,581      4,581       4,581      4,581     64,131      125,319      122,035
                                   1.19%      0.65%      0.65%       0.65%      0.65%      0.65%        0.83%

Money Market Deposits ......     20,624      6,875      6,875       6,875      6,875     20,625       68,749       70,311
                                   1.47%      1.47%      1.47%       1.47%      1.47%      1.47%        1.47%

Platinum Money Market ......     30,903      3,311      3,311       3,311      3,311         --       44,147       45,174
                                   1.72%      1.72%      1.72%       1.72%      1.72%        --         1.72%

Certificates of Deposit ....    246,668     43,378     20,980      15,995     17,652        281      344,954      354,252
                                   2.84%      3.91%     5.28%        5.16%      4.71%      6.50%        3.33%

FHLB Dallas Advances .......    118,567     98,734     44,168      29,768      9,942     83,383      384,562      397,194
                                   3.79%      3.64%      4.31%       5.02%      5.04%      5.50%        4.31%

Other Borrowings ...........     18,350         --         --          --         --     34,225       52,575       63,148
                                   1.68%        --         --          --         --       8.60%        6.18%

Total Interest
Bearing Liabilities ........   $481,777   $158,780   $ 81,816    $  62,431  $ 44,262   $229,252   $1,058,318   $1,090,054
                                   2.74%     3.47%       3.94%       4.06%      3.49%      3.76%        3.27%

         Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At December 31, 2002, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2002, of the $489.0 million of mortgage-backed and related securities held by the Company, an aggregate of $486.4 million were secured by fixed-rate mortgage loans and an aggregate of $2.6 million were secured by adjustable-rate mortgage loans.

         The Company assumes 70% of savings accounts and transaction accounts at December 31, 2002, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of money market accounts at December 31, 2002 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Market accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

         The following table sets forth certain information as of December 31, 2002 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)                      1-3 Mos.      4-12 Mos.        1-5 Yrs.   Over 5 Yrs.       Total
                                              ------------   -----------    ------------   -----------   ------------
Loans(1).................................    $     196,021   $   128,080    $    210,650   $    45,252   $    580,003
Securities...............................          119,198       168,509         251,741       123,467        662,915
Other Interest Earning Assets............              556            --              --            --            556
                                             -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Assets..............    $     315,775   $   296,589    $    462,391   $   168,719   $  1,243,474
                                             =============   ===========    ============   ===========   ============

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits................    $     158,088   $   186,772    $    164,677   $   111,644   $    621,181
Other Interest Bearing Liabilities.......           68,037        68,880         182,612       117,608        437,137
                                             -------------   -----------    ------------   -----------   ------------
Total Rate Sensitive Liabilities.........    $     226,125   $   255,652    $    347,289   $   229,252   $  1,058,318
                                             =============   ============   =============  ===========   ============

Gap (2)..................................           89,650        40,937         115,102       (60,533)       185,156
Cumulative Gap...........................           89,650       130,587         245,689       185,156
Cumulative Ratio of RSA to RSL...........             1.40          1.27            1.30          1.17          1.17
Gap/Total Earning Assets.................              7.2%          3.3%            9.3%         (4.9)%        14.9%

----------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain of the information required under this item appears beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required under this item appears beginning on page 9 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required under this item beginning on page 2 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required under this item beginning on page 12 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2003, and is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

                  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the evaluation, the disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)

         1.       Financial Statements

                           The following consolidated financial statements of
                  Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.
                  Consolidated Statements of Income for the years ended
                     December 31, 2002, 2001 and 2000.
                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.
                  Consolidated Statements of Cash Flow for the years ended
                     December 31, 2002, 2001 and 2000.
                  Notes to Consolidated Financial Statements.

         2.       Financial Statement Schedules

                           All schedules are omitted because they are not
                  applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.       Exhibits

Exhibit
  No.
-------
3 (a)(i)   -      Articles of Incorporation as amended and in effect on December
                  31, 1992, of SoBank, Inc. (now named Southside Bancshares,
                  Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by
                  reference).

3 (a)(ii)  -      Articles of Amendment effective May 9, 1994 to Articles of
                  Incorporation of SoBank, Inc. (now named Southside Bancshares,
                  Inc.) (filed as Exhibit 3(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

3 (b)      -      Bylaws as amended and in effect on March 23, 1995 of Southside
                  Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's
                  Form 10-K for the year ended December 31, 1994, and
                  incorporated herein by reference).

4.1        -      Form of Indenture with respect to Southside Bancshares, Inc.'s
                  8.50% Junior Subordinated Debentures (filed as exhibit 4.1 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on May 13, 1998, and incorporated herein by reference).

4.2        -      Form of 8.50% Junior Subordinated Debenture (included as an exhibit to the Form of Indenture filed as Exhibit 4.1 to the
                  Registrant's Form S-2 filed with the Securities and Exchange
                  Commission on May 13, 1998, and incorporated herein by
                  reference).

4.3        -      Certificate of Trust of Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13, 1998, and
                  incorporated herein by reference).

Exhibit
  No.
-------
4.4        -      Form of Trust Agreement of Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust
                  Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13,
                  1998, and incorporated herein by reference).

4.5        -      Form of Amended and Restated Trust Agreement of Southside
                  Capital Trust I (filed as Exhibit 4.5 to the Registrant's Form
                  S-2 filed with the Securities and Exchange Commission on May
                  13, 1998, and incorporated herein by reference).

4.6        -      Form of Certificate for 8.50% Trust Preferred Security of
                  Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on May 13, 1998, and incorporated herein by reference).

4.7        -      Form of Guarantee Agreement for Southside Capital Trust I
                  (filed as exhibit 4.7 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13, 1998, and
                  incorporated herein by reference).

4.8        -      Form of Indenture with respect to Southside Bancshares, Inc.'s
                  8.75% Convertible Subordinated Debentures (filed as Exhibit
                  4.9 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.9        -      Form of 8.75% Convertible Subordinated Debenture (included as an exhibit to the Form of Indenture filed as Exhibit 4.9 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.10       -      Certificate of Trust of Southside Capital Trust II (included as an exhibit to the Form of Amended and Restated Trust
                  Agreement filed as Exhibit 4.13 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on October
                  13, 2000, and incorporated herein by reference).

4.11       -      Form of Trust Agreement of Southside Capital Trust II
                  (included as an exhibit to the Form of Amended and Restated
                  Trust Agreement filed as Exhibit 4.13 to the Registrant's Form
                  S-2 filed with the Securities and Exchange Commission on
                  October 13, 2000, and incorporated herein by reference).

4.12       -      Form of Amended and Restated Trust Agreement of Southside
                  Capital Trust II (filed as exhibit 4.13 to the Registrant's
                  Form S-2 filed with the Securities and Exchange Commission on
                  October 13, 2000, and incorporated herein by reference).

4.13       -      Form of Certificate for 8.75% Trust Preferred Security of
                  Southside Capital Trust II (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.13 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.14       -      Form of Guarantee Agreement for Southside Capital Trust II
                  (filed as exhibit 4.15 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on October 13, 2000,
                  and incorporated herein by reference).

Exhibit
  No.
-------
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

Exhibit
  No.
-------
*  21         -   Subsidiaries of the Registrant.

*  23         -   Consent of Independent Accountants.

*  99.1       -   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

*  99.2       -   Certification Pursuant to Section 906 of the Sarbanes-Oxley
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

                                SOUTHSIDE BANCSHARES, INC.

                               BY: /s/ B. G. HARTLEY
                                   --------------------------------------------
                                    B. G. Hartley, Chairman of the Board
                                    and Director (Principal Executive Officer)

                                   /s/ LEE R. GIBSON
                                   --------------------------------------------
                                   Lee R. Gibson, CPA, Executive Vice President
                                   and Chief Financial Officer (Principal
DATED:  March 7, 2003              Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                     Title                          Date
      ---------                     -----                          ----
/s/ B. G. HARTLEY            Chairman of the Board            March 6, 2003
------------------------     and Director
   (B. G. Hartley)

/s/ ROBBIE N. EDMONSON       Vice Chairman of the Board       March 6, 2003
-----------------------      and Director
   (Robbie N. Edmonson)


/s/ SAM DAWSON               President and Secretary          March 6, 2003
-----------------------      and Director
   (Sam Dawson)


/s/ FRED E. BOSWORTH         Director                         March 6, 2003
-----------------------
   (Fred E. Bosworth)


/s/ HERBERT C. BUIE          Director                         March 6, 2003
-----------------------
   (Herbert C. Buie)


/s/ ROLLINS CALDWELL         Director                         March 6, 2003
-----------------------
   (Rollins Caldwell)


/s/ MICHAEL D. GOLLOB        Director                         March 6, 2003
-----------------------
   (Michael D. Gollob)


/s/ JOE NORTON              Director                          March 6, 2003
-----------------------
   (Joe Norton)


/s/ PAUL W. POWELL          Director                          March 6, 2003
-----------------------
   (Paul W. Powell)


/s/ WILLIAM SHEEHY          Director                          March 6, 2003
-----------------------
   (William Sheehy)

                                  CERTIFICATION

I, B. G. Hartley, Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. (the "Company"), certify that:

         1.       I have reviewed this report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003                         By: /s/ B. G. HARTLEY
                                                 ------------------------------
                                                 B. G. Hartley
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Lee R. Gibson, Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. (the "Company"), certify that:

         1.       I have reviewed this report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") ; and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003                          By: /s/ LEE R. GIBSON
                                                 ------------------------------
                                                 Lee R. Gibson, CPA
                                                 Executive Vice President and
                                                 Chief Financial Officer

                        Report of Independent Accountants



To the Shareholders and Board of Directors of Southside Bancshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements on January 1, 2001, the Company changed its method of accounting for debt and equity securities.


/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
February 21, 2003

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                   December 31,   December 31,
                                                                       2002            2001
                                                                   ------------    ------------
                                     ASSETS
Cash and due from banks ........................................   $     49,607    $     52,681
Investment securities available for sale .......................        151,509         158,818
Mortgage-backed and related securities available for sale ......        489,015         454,078
Marketable equity securities available for sale ................         22,391          21,287
Loans:
   Loans,  net of unearned discount ............................        582,241         537,898
   Less:  reserve for loan losses ..............................         (6,195)         (5,926)
                                                                   ------------    ------------
     Net Loans .................................................        576,046         531,972
Premises and equipment, net ....................................         30,100          27,748
Interest receivable ............................................          8,930           8,622
Other assets ...................................................         21,588          21,531
                                                                   ------------    ------------

     TOTAL ASSETS ..............................................   $  1,349,186    $  1,276,737
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing .........................................   $    193,305    $    171,802
   Interest bearing ............................................        621,181         586,152
                                                                   ------------    ------------
     Total Deposits ............................................        814,486         757,954
Short-term obligations:
   Federal funds purchased .....................................         15,850          25,900
   FHLB Dallas advances ........................................        153,422         114,177
   Other obligations ...........................................          2,500           2,500
                                                                   ------------    ------------
     Total Short-term obligations ..............................        171,772         142,577
Long-term obligations:
   FHLB Dallas advances ........................................        231,140         260,713
   Junior subordinated convertible debentures ..................         14,225          16,950
   Junior subordinated debentures ..............................         20,000          20,000
                                                                   ------------    ------------
     Total Long-term obligations ...............................        265,365         297,663
Deferred tax liability .........................................          3,631           1,634
Other liabilities ..............................................         11,765           8,324
                                                                   ------------    ------------
     TOTAL LIABILITIES .........................................      1,267,019       1,208,152
                                                                   ------------    ------------

     Commitments and Contingencies (Note 16)

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
   9,557,598 and 8,733,297 shares issued) ......................         11,947          10,917
   Paid-in capital .............................................         44,050          35,195
   Retained earnings ...........................................         29,805          25,133
   Treasury stock (1,198,787 and 920,577 shares at cost) .......        (12,714)         (8,511)
   Accumulated other comprehensive income ......................          9,079           5,851
                                                                   ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY ...............................         82,167          68,585
                                                                   ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $  1,349,186    $  1,276,737
                                                                   ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                  Years Ended December 31,
                                                                              -------------------------------
                                                                                2002       2001        2000
                                                                              --------   --------    --------
Interest income
   Loans ..................................................................   $ 38,101   $ 40,702    $ 36,239
   Investment securities ..................................................      6,787      6,968      10,230
   Mortgage-backed and related securities .................................     23,647     29,507      27,155
   Marketable equity securities ...........................................        654        854       1,553
   Other interest earning assets ..........................................         52        151         241
                                                                              --------   --------    --------
         Total interest income ............................................     69,241     78,182      75,418
                                                                              --------   --------    --------
Interest expense
   Deposits ...............................................................     16,197     24,892      23,835
   Short-term obligations .................................................      5,729      7,302      10,177
   Long-term obligations ..................................................     14,458     15,369      12,125
                                                                              --------   --------    --------
         Total interest expense ...........................................     36,384     47,563      46,137
                                                                              --------   --------    --------
Net interest income .......................................................     32,857     30,619      29,281
Provision for loan losses .................................................      2,118      1,667       1,569
                                                                              --------   --------    --------
Net interest income after provision for loan losses .......................     30,739     28,952      27,712
                                                                              --------   --------    --------
Noninterest income
   Deposit services .......................................................     10,718      9,377       8,045
   Gain (loss) on sales of securities available for sale ..................      3,853      4,073        (535)
   Mortgage servicing release fees income .................................      2,044      1,057         625
   Trust income ...........................................................      1,031        961         726
   Bank owned life insurance income .......................................        966        109          --
   Other ..................................................................        979      1,099       1,366
                                                                              --------   --------    --------
         Total noninterest income .........................................     19,591     16,676      10,227
                                                                              --------   --------    --------
Noninterest expense
   Salaries and employee benefits .........................................     21,553     17,626      14,913
   Net occupancy expense ..................................................      3,903      3,358       2,947
   Equipment expense ......................................................        684        734         659
   Advertising, travel & entertainment ....................................      1,721      1,650       1,623
   ATM and bank analysis fees .............................................        859        812         601
   Supplies ...............................................................        706        615         563
   Professional fees ......................................................        666        617         545
   Postage ................................................................        537        454         422
   Other ..................................................................      4,193      3,513       3,181
                                                                              --------   --------    --------
         Total noninterest expense ........................................     34,822     29,379      25,454
                                                                              --------   --------    --------
Income before federal tax expense .........................................     15,508     16,249      12,485
                                                                              --------   --------    --------
Provision (benefit) for federal tax expense
   Current ................................................................      1,903      3,728       2,572
   Deferred ...............................................................        280       (204)         88
                                                                              --------   --------    --------
         Total income taxes ...............................................      2,183      3,524       2,660
                                                                              --------   --------    --------

Income before cumulative effect of change in accounting principle .........     13,325     12,725       9,825
Cumulative effect of change in accounting principle, net of tax ...........         --       (994)         --
                                                                              --------   --------    --------

Net Income ................................................................   $ 13,325   $ 11,731    $  9,825
                                                                              ========   ========    ========
Earnings Per Common Share:
Basic:
     Income before cumulative effect of change in accounting principle ....   $   1.61   $   1.54    $   1.17
     Cumulative effect of change in accounting principle, net of tax ......         --      (0.12)
                                                                              --------   --------    --------
     Net income ...........................................................   $   1.61   $   1.42    $   1.17
                                                                              ========   ========    ========
Diluted:
     Income before cumulative effect of change in accounting principle ....   $   1.34   $   1.30    $   1.12
     Cumulative effect of change in accounting principle, net of tax ......         --      (0.10)         --
                                                                              --------   --------    --------
     Net income ...........................................................   $   1.34   $   1.20    $   1.12
                                                                              ========   ========    ========


         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                           Accumulated
                                                                                                              Other
                                                                                                              Compre-      Total
                                                  Compre-                                                     hensive     Share-
                                                  hensive     Common      Paid in    Retained    Treasury     Income      holders'
                                                  Income      Stock       Capital    Earnings     Stock       (Loss)      Equity
                                                 --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 2001 .................   $           $ 10,917    $ 35,195    $ 25,133    $ (8,511)   $  5,851    $ 68,585
Net Income ...................................     13,325                              13,325                              13,325
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3) ..      3,333                                                       3,333       3,333
Minimum pension liability adjustment .........       (105)                                                       (105)       (105)
                                                 --------
Comprehensive income .........................   $ 16,553
                                                 ========
Common stock issued (428,822 shares) .........                    536       3,159                                           3,695
Tax benefit of incentive stock options .......                                183                                             183
Dividends paid on common stock ...............                                         (2,646)                             (2,646)
Purchase of 278,210 shares of
   common stock ..............................                                                     (4,203)                 (4,203)
Stock dividend ...............................                    494       5,513      (6,007)                                 --
                                                             --------    --------    --------    --------    --------    --------

Balance at December 31, 2002 .................               $ 11,947    $ 44,050    $ 29,805    $(12,714)   $  9,079    $ 82,167
                                                             ========    ========    ========    ========    ========    ========


Balance at December 31, 2000 .................   $           $ 10,269    $ 30,226    $ 19,891    $ (5,357)   $ (3,334)   $ 51,695
Net Income ...................................     11,731                              11,731                              11,731
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3) ..      9,241                                                       9,241       9,241
Minimum pension liability adjustment .........        (56)                                                        (56)        (56)
                                                 --------
Comprehensive income .........................   $ 20,916
                                                 ========
Common stock issued (143,856 shares) .........                    180         715                                             895
Tax benefit of incentive stock options .......                                123                                             123
Dividends paid on common stock ...............                                         (1,890)                             (1,890)
Purchase of 314,025 shares of
   common stock ..............................                                                     (3,154)                 (3,154)
Stock dividend ...............................                    468       4,131      (4,599)                                 --
                                                             --------    --------    --------    --------    --------    --------
Balance at December 31, 2001 .................               $ 10,917    $ 35,195    $ 25,133    $ (8,511)   $  5,851    $ 68,585
                                                             ========    ========    ========    ========    ========    ========


                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands, except share amounts)



                                                                                                           Accumulated
                                                                                                              Other
                                                                                                              Compre-      Total
                                                  Compre-                                                     hensive     Share-
                                                  hensive     Common      Paid in    Retained    Treasury     Income      holders'
                                                  Income      Stock       Capital    Earnings     Stock       (Loss)      Equity
                                                 --------    --------    --------    --------    --------    --------    --------
Balance at December 31, 1999 .................   $           $  9,748    $ 27,472    $ 14,583    $ (4,544)   $ (9,587)   $ 37,672
Net Income ...................................      9,825                               9,825                               9,825
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3) ..      6,277                                                       6,277       6,277
Minimum pension liability adjustment .........        (24)                                                       (24)        (24)
                                                 --------
Comprehensive income .........................   $ 16,078
                                                 ========
Common stock issued (53,964 shares) ..........                     67         343                                             410
Tax benefit of incentive stock options .......                                  6                                               6
Dividends paid on common stock ...............                                         (1,658)                             (1,658)
Purchase of 94,050 shares of
   common stock ..............................                                                       (813)                   (813)
Stock dividend ...............................                    454       2,405      (2,859)                                 --
                                                             --------    --------    --------    --------    --------    --------
Balance at December 31, 2000 .................               $ 10,269    $ 30,226    $ 19,891    $ (5,357)   $ (3,334)   $ 51,695
                                                             ========    ========    ========    ========    ========    ========


         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                                          Years Ended December 31,
                                                                                     -----------------------------------
                                                                                        2002         2001         2000
                                                                                     ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income .....................................................................   $  13,325    $  11,731    $   9,825
  Adjustments to reconcile net cash provided by operations:
    Depreciation .................................................................       2,321        1,966        1,699
    Amortization of premium ......................................................      10,400        7,595        1,610
    Accretion of discount and loan fees ..........................................        (359)      (1,301)      (2,043)
    Provision for loan losses ....................................................       2,118        1,667        1,569
    Tax benefit of incentive stock options .......................................         183          123            6
    (Increase) decrease in interest receivable ...................................        (308)         495       (1,554)
    Decrease (increase) in other assets ..........................................         202      (16,085)        (636)
    Decrease (increase) in deferred tax asset ....................................         280         (176)         100
    (Decrease) increase in interest payable ......................................        (406)        (461)         517
    Increase (decrease) in other payables ........................................       3,742        2,179       (2,880)
    (Gain) loss on sale of securities available for sale .........................      (3,853)      (4,073)         535
    Gain on sale of assets .......................................................         (12)         (45)          --
    Loss (gain) on sale of other real estate owned ...............................          67           (6)         (17)
    Cumulative effect of change in accounting principle ..........................          --          994           --
    Proceeds from sales of trading securities ....................................          --       99,595           --
                                                                                     ---------    ---------    ---------
        Net cash provided by operating activities ................................      27,700      104,198        8,731

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale ...............     108,416      100,810       87,280
    Proceeds from sale of mortgage-backed securities available for sale ..........     116,125      170,521      209,087
    Proceeds from maturities of investment securities available for sale .........      15,874       67,939        6,939
    Proceeds from maturities of mortgage-backed securities available for sale ....     210,972      164,532       38,449
    Proceeds from maturities of investment securities held to maturity ...........          --           --        8,430
    Proceeds from maturities of mortgage-backed securities held to maturity ......          --           --        4,991
    Purchases of investment securities available for sale ........................    (111,281)    (207,194)     (73,508)
    Purchases of mortgage-backed securities available for sale ...................    (368,872)    (424,780)    (308,826)
    Purchases of investment securities held to maturity ..........................          --           --       (3,829)
    Purchases of mortgage-backed securities held to maturity .....................          --           --       (3,110)
    Purchases of marketable equity securities available for sale .................      (1,106)      (1,061)      (1,683)
    Net increase in loans ........................................................     (48,552)     (59,040)     (96,366)
    Purchases of premises and equipment ..........................................      (4,680)      (4,256)      (5,868)
    Proceeds from sale of premises and equipment .................................          19           62           --
    Proceeds from sale of repossessed assets .....................................         504        1,381        1,003
    Proceeds from sale of other real estate owned ................................       1,532          389          390
                                                                                     ---------    ---------    ---------
        Net cash used in investing activities ....................................     (81,049)    (190,697)    (136,621)


                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)


                                                                                    Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2002            2001           2000
                                                                          ------------    -----------    -----------
FINANCING ACTIVITIES:
  Net increase in demand and savings accounts .........................   $     57,361    $    37,882    $    43,873
  Net (decrease) increase in certificates of deposit ..................           (829)          (533)        89,188
  Proceeds from FHLB Dallas advances ..................................     10,342,329      4,975,117      1,071,180
  Repayment of FHLB Dallas advances ...................................    (10,332,657)    (4,928,812)    (1,098,521)
  Issuance of junior subordinated convertible debentures ..............             --             --         16,950
  Net decrease in junior subordinated convertible debentures ..........         (2,725)            --             --
  Net (decrease) increase in federal funds purchased ..................        (10,050)        20,875          4,950
  Proceeds from the issuance of common stock ..........................          3,695            895            410
  Purchase of common stock ............................................         (4,203)        (3,154)          (813)
  Dividends paid ......................................................         (2,646)        (1,890)        (1,658)
                                                                          ------------    -----------    -----------
        Net cash provided by financing activities .....................         50,275        100,380        125,559
                                                                          ------------    -----------    -----------

  Net (decrease) increase in cash and cash equivalents ................         (3,074)        13,881         (2,331)
  Cash and cash equivalents at beginning of year ......................         52,681         38,800         41,131
                                                                          ------------    -----------    -----------
  Cash and cash equivalents at end of year ............................   $     49,607    $    52,681    $    38,800
                                                                          ============    ===========    ===========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid .......................................................   $     36,789    $    48,024    $    45,620
  Income taxes paid ...................................................   $      2,150    $     3,025    $     2,725


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other repossessed assets and real estate
      through foreclosure .............................................   $      2,360    $     1,803    $     1,266
  Transfer of held to maturity securities to trading securities .......             --    $    99,792             --

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

         Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary, which did not conduct any business in 2002. Southside Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

         Cash Equivalents. Cash equivalents, for purposes of reporting cash flow, include cash and amounts due from banks.

         Loans. All loans are stated at principal outstanding net of unearned discount. Interest income on installment loans is recognized primarily using the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at contract rates of interest. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the reserve for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company's impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

         Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board
         (FASB) published Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 2000, 2001 and 2002.

         Pro Forma Net Income and Net Income Per Common Share

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS123, the Company's net income and net income per common share for 2002, 2001, and 2000 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                                            Years Ended December 31,
                                      ------------------------------------------------------------------
                                         As         Pro          As         Pro       As          Pro
                                      Reported     Forma      Reported     Forma    Reported     Forma
                                        2002        2002         2001       2001     2000         2000
                                      --------   ---------   --------   ---------   --------   ---------
         FAS123 Charge ............   $     --   $     176   $    --    $     220   $     --   $     218

         Net Income ...............   $ 13,325   $  13,149   $ 11,731   $  11,511   $  9,825   $   9,607

         Net Income per Common
            Share-Basic ...........   $   1.61   $   1.59    $   1.42   $    1.40   $   1.17   $    1.14

         Net Income per Common
            Share-Diluted .........   $   1.34   $   1.33    $  1.20    $   1.21    $   1.12   $    1.10

         The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

         Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The Company does not believe that FAS 143 will have a material impact on its consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS
         145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after January 1, 2003. The adoption of FAS 145 will not have a material impact on the consolidated financial statements.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This Statement is an amendment of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. This Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. In addition, FAS 148 prescribes a specific tabular format and requires disclosure in the "Summary of Significant Accounting Policies" or its equivalent.

         On November 25, 2002, the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS
         5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation covers guarantee contracts that have any of the following four characteristics:

         Contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees),

         Contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees),

         Indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and

         Indirect guarantees of the indebtedness of others, as that phrase was used in FIN 34 (FIN 45 supersedes FIN 34 by incorporating in it, without change, that guidance).

         For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance.

         In addition to the disclosures required by current GAAP related to guarantees (e.g., FASB Statement No. 5, No. 57, Related Party Disclosures, and No. 107, Disclosures about Fair Value of Financial Instruments), this Interpretation requires entities to disclose the following information about each guarantee, or each group of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote:

         a. The nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.

         b. The maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee. That maximum potential amount of future payments shall not be reduced by the effect of any amounts that may possibly be recovered under recourse or collateralization provisions in the guarantee. If the terms of the guarantee provide for no limitation to the maximum potential future payments under the guarantee, that fact shall be disclosed. If the guarantor is unable to develop an estimate of the maximum potential amount of future payments under its guarantee, the guarantor shall disclose the reasons why it cannot estimate the maximum potential amount.

         c. The current carrying amount of the liability, if any, for the guarantor's obligations under the guarantee (including the amount, if any, recognized under paragraph 8 of FAS 5), regardless of whether the guarantee is freestanding or embedded in another contract.

         d. The nature of (1) any recourse provisions that would enable the guarantor to recover from third parties any of the amounts paid under the guarantee and (2) any assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, the guarantor can obtain and liquidate to recover all or a portion of the amounts paid under the guarantee. The guarantor shall indicate, if estimable, the approximate extent to which the proceeds from liquidation of those assets would be expected to cover the maximum potential amount of future payments under the guarantee.

         The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company does not believe that FIN 45 will have a material impact on its consolidated financial statements.

         On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46 (FIN 46 or the "Interpretation"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as applies to existing entities. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The effective dates and transition provisions of the Interpretation are as follows: Public companies will be required to apply the Interpretation to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003.

         All enterprises should apply the Interpretation to VIEs with which they become involved beginning February 1, 2003.

         All enterprises will be required to apply the transition disclosure requirements in financial statements issued after February 1, 2003.


         The Company does not believe FIN 46 will have a material impact on its consolidated financial statements.

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

2.       Earnings Per Share

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                   2002       2001       2000
                                                                 --------   --------    --------
Basic Earnings and Shares:
     Income before cumulative effect of accounting change ....   $ 13,325   $ 12,725    $  9,825
     Cumulative effect of change in accounting principle,
       net of tax ............................................         --       (994)         --
                                                                 --------   --------    --------
     Net income ..............................................   $ 13,325   $ 11,731    $  9,825
                                                                 ========   ========    ========

     Weighted-average basic shares outstanding ...............      8,285      8,241       8,394
                                                                 ========   ========    ========


Basic Earnings Per Share:
     Income before cumulative effect of accounting change ....   $   1.61   $   1.54    $   1.17
     Cumulative effect of change in accounting principle,
       net of tax ............................................         --      (0.12)         --
                                                                 --------   --------    --------
     Net income ..............................................   $   1.61   $   1.42    $   1.17
                                                                 ========   ========    ========


Diluted Earnings and Shares:
     Income before cumulative effect of accounting change ....   $ 13,325   $ 12,725    $  9,825
     Add:  Applicable dividend on convertible debentures .....        880        979         142
                                                                 --------   --------    --------
     Adjusted net income .....................................     14,205     13,704       9,967
     Cumulative effect of change in accounting principle,
       net of tax ............................................         --       (994)         --
                                                                 --------   --------    --------
     Net income ..............................................   $ 14,205   $ 12,710    $  9,967
                                                                 ========   ========    ========


     Weighted-average basic shares outstanding ...............      8,285      8,241       8,394
     Add:  Stock options .....................................        604        449         217
               Convertible debentures ........................      1,688      1,869         265
                                                                 --------   --------    --------

     Weighted-average diluted shares outstanding .............     10,577     10,559       8,876
                                                                 ========   ========    ========

Diluted Earnings Per Share:
     Income before cumulative effect of accounting change ....   $   1.34   $   1.30    $   1.12
     Cumulative effect of change in accounting principle,
       net of tax ............................................         --      (0.10)         --
                                                                 --------   --------    --------
     Net income ..............................................   $   1.34   $   1.20    $   1.12
                                                                 ========   ========    ========

3.       COMPREHENSIVE INCOME

The components of accumulated comprehensive income as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows (in thousands):

                                                                  Year Ended December 31, 2002
                                                         --------------------------------------------
                                                           Before-Tax    Tax (Expense)    Net-of-Tax
                                                            Amount          Benefit         Amount
                                                         ------------    ------------    ------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ....   $      8,903    $     (3,027)   $      5,876
    Less:  reclassification adjustment for gains
       realized in net income ........................          3,853          (1,310)          2,543
                                                         ------------    ------------    ------------
    Net unrealized gains .............................          5,050          (1,717)          3,333
Minimum pension liability adjustment .................           (159)             54            (105)
                                                         ------------    ------------    ------------

Other comprehensive income ...........................   $      4,891    $     (1,663)   $      3,228
                                                         ============    ============    ============



                                                                  Year Ended December 31, 2001
                                                         --------------------------------------------
                                                           Before-Tax    Tax (Expense)    Net-of-Tax
                                                            Amount          Benefit         Amount
                                                         ------------    ------------    ------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ....   $     18,075    $     (6,146)   $     11,929
    Less:  reclassification adjustment for gains
       realized in net income ........................          4,073          (1,385)          2,688
                                                         ------------    ------------    ------------
    Net unrealized gains .............................         14,002          (4,761)          9,241
Minimum pension liability adjustment .................            (85)             29             (56)
                                                         ------------    ------------    ------------

Other comprehensive income ...........................   $     13,917    $     (4,732)   $      9,185
                                                         ============    ============    ============


                                                                  Year Ended December 31, 2000
                                                         --------------------------------------------
                                                           Before-Tax    Tax (Expense)    Net-of-Tax
                                                            Amount          Benefit         Amount
                                                         ------------    ------------    ------------
Unrealized gains on securities:
   Unrealized holding gains arising during period ....   $      8,976    $     (3,052)   $      5,924
    Less:  reclassification adjustment for losses
       realized in net income ........................           (535)            182            (353)
                                                         ------------    ------------    ------------
    Net unrealized gains .............................          9,511          (3,234)          6,277
Minimum pension liability adjustment .................            (36)             12             (24)
                                                         ------------    ------------    ------------

Other comprehensive income ...........................   $      9,475    $     (3,222)   $      6,253
                                                         ============    ============    ============



4.       CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 as of December 31, 2002 and 2001.

5.       INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2002 and 2001 are reflected in the tables below (in thousands). There were no securities classified in the HTM category at December 31, 2002 and 2001.


                                                    AVAILABLE FOR SALE
                                   --------------------------------------------------
                                                   Gross        Gross      Estimated
           December 31,             Amortized   Unrealized   Unrealized     Market
              2002                    Cost         Gains       Losses        Value
           ------------            ----------   ----------   ----------   ----------
U.S. Treasury ..................   $   26,805   $       51   $        2   $   26,854
U.S. Government Agencies .......       12,802           57           --       12,859
Mortgage-backed Securities:
  Direct Govt. Agency Issues ...      453,905        7,397          664      460,638
  Other Private Issues .........       27,498          910           31       28,377
State and Political Subdivisions      105,266        6,380           --      111,646
Other Stocks and Bonds .........       22,544           --            3       22,541
                                   ----------   ----------   ----------   ----------
  Total ........................   $  648,820   $   14,795   $      700   $  662,915
                                   ==========   ==========   ==========   ==========


                                                    AVAILABLE FOR SALE
                                   --------------------------------------------------
                                                   Gross        Gross      Estimated
           December 31,             Amortized   Unrealized   Unrealized     Market
              2001                    Cost         Gains       Losses        Value
           ------------            ----------   ----------   ----------   ----------
U.S. Treasury ..................   $   11,000   $       67   $        2   $   11,065
U.S. Government Agencies .......       21,101          135            7       21,229
Mortgage-backed Securities:
  Direct Govt. Agency Issues ...      401,207        7,098        1,228      407,077
  Other Private Issues .........       46,194          877           70       47,001
State and Political Subdivisions      124,249        2,415          243      126,421
Other Stocks and Bonds .........       21,387            3           --       21,390
                                   ----------   ----------   ----------   ----------
  Total ........................   $  625,138   $   10,595   $    1,550   $  634,183
                                   ==========   ==========   ==========   ==========


Interest income recognized on securities for the years presented:

                                               Years Ended December 31,
                                           ------------------------------
                                             2002        2001       2000
                                           --------   --------   --------
                                                  (in thousands)
U.S. Treasury ..........................   $    294   $    347   $    403
U.S. Government Agencies ...............        499      1,262      4,197
Mortgage-backed Securities .............     23,647     29,507     27,155
State and Political Subdivisions .......      5,984      5,114      4,913
Other Stocks and Bonds .................        664      1,099      2,270
                                           --------   --------   --------
Total interest income on securities ....   $ 31,088   $ 37,329   $ 38,938
                                           ========   ========   ========

During the month ended January 31, 2000, the Company transferred securities totaling $91.7 million from AFS to HTM due to changes in market conditions. Of the total transferred, $21.2 million were investment securities and $70.5 million were mortgage-backed securities. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, at the date of transfer. There were no sales from the HTM portfolio during the years ended December 31, 2002 or 2001. There were no securities classified as HTM for the year ended December 31, 2002 or 2001.

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

Of the $3.9 million in net securities gains from the AFS portfolio in 2002, there were $4.2 million in realized gains and $340,000 in realized losses. Of the $4.1 million in net securities gains from the AFS portfolio in 2001, there were $6.2 million in realized gains and $2.1 million in realized losses. Of the $535,000 in net securities losses on sales from the AFS portfolio in 2000, there were $1.5 million in realized losses and $1.0 million in realized gains.

The scheduled maturities of AFS securities as of December 31, 2002 are presented below. Mortgage-backed securities are presented in total by category.

                                                  Amortized   Aggregate
                                                    Cost      Fair Value
                                                 ----------   ----------
                                                    (in thousands)
Available for sale securities:
   Due in one year or less ...................   $   62,077   $   62,184
   Due after one year through five years .....        1,988        2,036
   Due after five years through ten years ....        4,265        4,547
   Due after ten years .......................       99,087      105,133
                                                 ----------   ----------
                                                    167,417      173,900
Mortgage-backed securities ...................      481,403      489,015
                                                 ----------   ----------
      Total ..................................   $  648,820   $  662,915
                                                 ==========   ==========


Investment securities with book values of $401.5 million and $376.2 million were pledged as of December 31, 2002 and 2001, respectively, to collateralize FHLB Dallas advances, public and trust deposits or for other purposes as required by law.

6.       LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

                                               December 31,  December 31,
                                                  2002            2001
                                              ------------   ------------
Real Estate Loans:                                  (in thousands)
    Construction ..........................   $     34,473   $     23,631
    1-4 family residential ................        156,177        147,774
    Other .................................        140,676        139,870
Commercial loans ..........................         82,531         76,476
Municipal loans ...........................         76,579         54,266
Loans to individuals ......................         91,871         96,233
                                              ------------   ------------
Total loans ...............................        582,307        538,250
    Less:  Unearned discount ..............             66            352
               Reserve for loan losses ....          6,195          5,926
                                              ------------   ------------
Net loans .................................   $    576,046   $    531,972
                                              ============   ============

The following is a summary of the Reserve for Loan Losses for the years ended December 31, 2002, 2001 and 2000:

                                                              Years Ended December 31,
                                                          -------------------------------
                                                            2002        2001        2000
                                                         --------    --------    --------
                                                                  (in thousands)
Balance at beginning of year .........................   $  5,926    $  5,033    $  4,575
       Provision for loan losses .....................        290       1,667       1,569
       Loans charged off .............................     (2,139)     (1,384)     (1,442)
       Recoveries of loans charged off ...............      2,118         610         331
                                                         --------    --------    --------
Balance at end of year ...............................   $  6,195    $  5,926    $  5,033
                                                         ========    ========    ========


Nonaccrual loans at December 31, 2002 and 2001 were $2.2 million and $896,000, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2002 and 2001 were $325,000 and $283,000, respectively.

For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was approximately $1,562,000 and $801,000, respectively. During the years ended December 31, 2002 and 2001, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $160,000, $70,000 and $122,000 for the years ended December 31, 2002, 2001 and
2000, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $205,000, $113,000 and $138,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

                                                 Valuation     Carrying
                                      Total      Allowance       Value
                                    ----------   ----------   ----------
                                               (in thousands)
Real Estate .....................   $    1,083   $      207   $      876
Commercial Loans ................          674          320          354
Loans to Individuals ............          481          189          292
                                    ----------   ----------   ----------

Balance at December 31, 2002 ....   $    2,238   $      716   $    1,522
                                    ==========   ==========   ==========


                                                 Valuation     Carrying
                                      Total      Allowance       Value
                                    ----------   ----------   ----------
                                               (in thousands)
Real Estate .....................   $      506   $       68   $      438
Commercial Loans ................          155           11          144
Loans to Individuals ............          235           35          200
                                    ----------   ----------   ----------

Balance at December 31, 2001 ....   $      896   $      114   $      782
                                    ==========   ==========   ==========


7. BANK PREMISES AND EQUIPMENT

                                     December 31,   December 31,
                                         2002             2001
                                     ------------   ------------
                                           (in thousands)
Bank premises ....................   $     32,659   $     29,409
Furniture and equipment ..........         16,508         15,216
                                     ------------   ------------
                                           49,167         44,625
Less accumulated depreciation ....         19,067         16,877
                                     ------------   ------------
         Total ...................   $     30,100   $     27,748
                                     ============   ============

Depreciation expense was $2.3 million, $2.0 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense was $532,000, $468,000 and $447,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):

                            2003             $    436
                            2004                  368
                            2005                  350
                            2006                  324
                            2007                   88
                                             --------
                                             $  1,566
                                             ========

8. OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented:

                                           Years Ended December 31,
                                     --------------------------------
                                        2002        2001       2000
                                     --------    --------    --------
                                              (in thousands)
Balance at beginning of year .....   $     --    $     --    $     61
    Acquisition of OREO ..........        105           8          --
    Disposition of OREO ..........       (105)         (8)        (61)
                                     --------    --------    --------
Balance at end of year ...........   $     --    $     --    $     --
                                     ========    ========    ========


For the year ended December 31, 2002 and 2001, provision and other expense from ORE properties exceeded income by $126,000 and $21,000, respectively. For the years ended December 31, 2000, income from OREO properties exceeded the provision and other expenses by $2,000.

9. INTEREST BEARING DEPOSITS

                                               December 31,   December 31,
                                                   2002            2001
                                               ------------   ------------
                                                     (in thousands)
Savings deposits ...........................   $     38,012   $     29,628
Money market demand deposits ...............         68,749         68,689
Platinum money market deposits .............         44,147         28,659
NOW demand deposits ........................        125,319        113,394
Certificates and other time deposits
  of $100,000 or more ......................        140,572        139,387
Certificates and other time
  deposits under $100,000 ..................        204,382        206,395
                                               ------------   ------------

         Total .............................   $    621,181   $    586,152
                                               ============   ============


For the years ended December 31, 2002, 2001 and 2000, interest expense on time deposits of $100,000 or more was $4.5 million, $8.2 million and $7.9 million, respectively.

At December 31, 2002, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

                            2003                    $246,668
                            2004                      43,378
                            2005                      20,980
                            2006                      15,995
                            2007 and thereafter       17,933
                                                    --------
                                                    $344,954
                                                    ========


The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.3 million and $1.9 million for December 31, 2002 and 2001, respectively.

10. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.

                                                               Years Ended December 31,
                                                               ------------------------
                                                                 2002         2001
                                                               ----------    ----------
                                                                     (in thousands)
Federal funds purchased
   Balance at end of period ................................   $   15,850    $   25,900
   Average amount outstanding during the period (1) ........        2,122         3,285
   Maximum amount outstanding during the period ............       22,875        25,900
   Weighted average interest rate during the period (2) ....          2.1%          4.0%
   Interest rate at end of period ..........................          1.8%          1.9%


Federal Home Loan Bank ("FHLB") Dallas advances
   Balance at end of period ................................   $  153,422    $  114,177
   Average amount outstanding during the period (1) ........      152,896       165,100
   Maximum amount outstanding during the period ............      188,477       207,744
   Weighted average interest rate during the period (2) ....          3.7%          4.3%
   Interest rate at end of period ..........................          4.1%          3.3%


Other obligations
   Balance at end of period ................................   $    2,500    $    2,500
   Average amount outstanding during the period (1) ........        1,707         1,799
   Maximum amount outstanding during the period ............        2,544         3,301
   Weighted average interest rate during the period (2) ....          1.5%          3.6%
   Interest rate at end of period ..........................          1.0%          1.4%


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

11. LONG TERM OBLIGATIONS

                                                               Years Ended December 31,
                                                               ------------------------
                                                                 2002         2001
                                                               ----------    ----------
                                                                  (in thousands)

FHLB Dallas advances
   Balance at end of period ................................   $  231,140    $  260,713
   Average amount outstanding during the period (1) ........      232,701       215,674
   Maximum amount outstanding during the period ............      260,713       260,713
   Weighted average interest rate during the period (2) ....          4.9%          5.7%
   Interest rate at end of period ..........................          4.5%          5.2%

Junior subordinated convertible debentures
   Balance at end of period ................................   $   14,225    $   16,950
   Average amount outstanding during the period (1) ........       15,314        16,950
   Maximum amount outstanding during the period ............       16,950        16,950
   Weighted average interest rate during the period (2) ....          8.7%          8.8%
   Interest rate at end of period                                     8.8%          8.8%

Junior subordinated debentures
   Balance at end of period ................................   $   20,000    $   20,000
   Average amount outstanding during the period (1) ........       20,000        20,000
   Maximum amount outstanding during the period ............       20,000        20,000
   Weighted average interest rate during the period (2) ....          8.5%          8.5%
   Interest rate at end of period ..........................          8.5%          8.5%


(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.


Maturities of fixed rate FHLB Dallas Long-term advances based on scheduled repayments at December 31, 2002 are (in thousands):

                                     Under          Due         Due          Over
                                     1 Year     1-5 Years    6-10 Years    10 Years       Total
                                   ----------   ----------   ----------   ----------   ----------
Total long-term obligations ....   $      445   $  192,612   $   37,352   $      731   $  231,140
                                   ==========   ==========   ==========   ==========   ==========


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

12.      EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with eight of its executive officers, which generally provides for payment of an aggregate amount of $4.1 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $236,000, $369,000 and $13,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $2,266,000, $1,897,000 and $1,451,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There were eight retirees and ten retirees participating in the health insurance plan as of December 31, 2002 and 2001, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for the year ended December 31, 2002 were $100,000. Contributions to the plan for the years ended December 31, 2001 and 2000 were $0 and $100,000, respectively. At December 31, 2002 and 2001, 225,590 and 226,129 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

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

The Company and Southside Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and Southside Bank who have worked 1,000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 153,137 shares of Southside Bancshares, Inc. stock purchased at fair market value at December 31, 2002 and 2001. The number of shares have been adjusted as a result of stock splits and stock dividends.

                                                             December 31,     December 31,
               Change in Projected Benefit Obligation            2002             2001
                                                             ------------    ------------
                                                                   (in thousands)
Benefit obligation at end of prior year ..................   $     19,399    $     15,111
Service cost .............................................          1,075             877
Interest cost ............................................          1,427           1,270
Amendments ...............................................             13              --
Actuarial loss ...........................................          2,406           2,859
Benefits paid ............................................           (750)           (674)
Expenses paid ............................................            (92)            (44)
                                                             ------------    ------------
   Benefit obligation at end of year .....................   $     23,478    $     19,399
                                                             ============    ============


                                                             December 31,     December 31,
                   Change in Plan Assets                          2002            2001
                                                             ------------    ------------
                                                                   (in thousands)
Fair value of plan assets at end of prior year ...........   $     14,801    $     13,845
Actual return ............................................           (681)            524
Employer contribution ....................................          2,000           1,150
Benefits paid ............................................           (750)           (674)
Expenses paid ............................................            (92)            (44)
                                                             ------------    ------------
   Fair value of plan assets at end of year ..............   $     15,278    $     14,801
                                                             ============    ============


                                                             December 31,     December 31,
                 Reconciliation of Funded Status                2002            2001
                                                             ------------    ------------
                                                                   (in thousands)
Funded status ............................................   $     (8,200)   $     (4,598)
Unrecognized net loss ....................................          8,423           4,211
Unrecognized prior service costs .........................             12              --
Unrecognized net transition asset ........................            (46)            (92)
                                                             ------------    ------------
   Accrued benefit cost ..................................   $        189    $       (479)
                                                             ============    ============

The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 6.75% and 4.50% and 7.25% and 4.50% at December 31, 2002 and 2001, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2002 and 2001.

Net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 included the following components:

                                           Years Ended December 31,
                                       --------------------------------
                                         2002        2001        2000
                                       --------    --------    --------
                                                (in thousands)
Service cost .......................   $  1,075    $    877    $    679
Interest cost ......................      1,427       1,270       1,030
Expected return on assets ..........     (1,298)     (1,217)     (1,245)
Transition asset recognition .......        (46)        (46)        (46)
Net loss recognition ...............        173          70          --
Prior service cost amortization ....          1          --          --
                                       --------    --------    --------
Net periodic benefit cost ..........   $  1,332    $    954    $    418
                                       ========    ========    ========

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.


                                                             December 31,     December 31,
               Change in Projected Benefit Obligation            2002             2001
                                                             ------------    ------------
                                                                   (in thousands)

Benefit obligation at end of prior year ..................   $        788    $        468
Service cost .............................................             24              16
Interest cost ............................................             68              54
Amendments ...............................................            (13)             --
Actuarial loss ...........................................            257             306
Benefits paid ............................................            (56)            (56)
                                                             ------------    ------------
   Benefit obligation at end of year .....................   $      1,068    $        788
                                                             ============    ============

                                                             December 31,     December 31,
                   Change in Plan Assets                          2002            2001
                                                             ------------    ------------
                                                                   (in thousands)
Fair value of plan assets at end of prior year ...........   $         --    $         --
Employer contribution ....................................             56              56
Benefits paid ............................................            (56)            (56)
                                                             ------------    ------------
   Fair value of plan assets at end of year ..............   $         --    $         --
                                                             ============    ============

                                                             December 31,     December 31,
                 Reconciliation of Funded Status                2002            2001
                                                             ------------    ------------
                                                                   (in thousands)
Funded status ............................................   $     (1,068)   $       (788)
Unrecognized net loss ....................................            594             387
Unrecognized prior service costs .........................            (11)             --
Unrecognized net transition obligation ...................             13              16
                                                             ------------    ------------
Accrued benefit cost .....................................           (472)           (385)
Additional minimum liability .............................           (340)           (195)
                                                             ------------    ------------
Accrued benefit liability ................................           (812)           (580)
Intangible asset .........................................              2              16
Accumulated other comprehensive income ...................            338             179
                                                             ------------    ------------
Net amount recognized ....................................   $       (472)   $       (385)
                                                             ============    ============


The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 6.75% and 4.50% and 7.25% and 4.50% at December 31, 2002 and 2001, respectively. The assumed long-term rate of return on plan assets was 9.0% at December 31, 2002, 2001 and 2000.

Net periodic postretirement benefit cost for the years ended December 31, 2002, 2001 and 2000 includes the following components:

                                              Years Ended December 31,
                                         --------------------------------
                                           2002        2001        2000
                                         --------    --------    --------
                                                (in thousands)
Service cost .........................   $     24    $     16   $      3
Interest cost ........................         68          54         35
Transition obligation recognition ....          3           3          3
Net loss recognition .................         49          26          4
Prior service cost amortization ......         (1)         --         --
                                         --------    --------   --------
Net periodic benefit cost ............   $    143    $     99   $     45
                                         ========    ========   ========


Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS123.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At December 31, 2002 and 2001, there were 23,531 and 19,904 options available for grant, respectively. At December 31, 2000, there were 19,324 options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were no incentive stock options granted in 2002 or 2001. The Company granted incentive stock options in 2000. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and the changes during the year ended on those dates is presented below:

                                        2002                         2001                        2000
                             ------------------------     ------------------------    ------------------------
                                             WEIGHTED                    WEIGHTED                     WEIGHTED
                             # SHARES OF     AVERAGE      # SHARES OF    AVERAGE      # SHARES OF     AVERAGE
                              UNDERLYING     EXERCISE      UNDERLYING    EXERCISE      UNDERLYING    EXERCISE
                               OPTIONS        PRICES        OPTIONS       PRICES        OPTIONS       PRICES
                             -----------   ----------     -----------   ----------    -----------    ---------
Outstanding at beginning
of the year                   1,160,070    $     6.22     1,276,043     $     6.04      981,332      $   5.81
Granted                              --            --           --              --      308,744      $   6.71
Exercised                      (106,693)   $     5.62     (115,393)     $     4.16      (10,478)     $   4.01
Forfeited                        (3,627)   $     6.69         (580)     $     6.70       (3,555)     $   7.11
Expired                              --            --           --              --           --            --
Outstanding at end of year    1,049,750    $     6.29    1,160,070      $     6.22    1,276,043      $   6.04
Exercisable at end of year      764,001    $     6.04      704,843      $     5.76      614,145      $   5.16
Weighted-average FV of
options granted during
the year                            N/A                       N/A                        $1.83


The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2000: dividend yield of 2.95% risk-free interest rate of 5.95%; the expected life of 6 years; the expected volatility is 23.21%.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            ------------------------------------------------      -----------------------------
                                            WEIGHTED AVG.
                                              REMAINING
         RANGE OF             NUMBER        CONTRACT LIFE      WEIGHTED AVG.        NUMBER        WEIGHTED AVG.
      EXERCISE PRICES       OUTSTANDING        (YEARS)        EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
     ----------------       -----------     -------------     --------------      -----------    --------------
     $ 2.46 to $ 5.33          296,622            2.6             $  4.54           296,622        $  4.54
     $ 6.62 to $ 7.51          753,128            6.4             $  6.97           467,379        $  6.99
     ----------------        ---------           ----             -------           -------        --------
     $ 2.46 to $ 7.51        1,049,750            5.3             $  6.29           764,001        $  6.04
                             =========                                              =======


13.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.33, $0.25 and $0.225 per share for the years ended December 31, 2002, 2001 and 2000, respectively. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                               For Capital               Prompt Corrective
                                                      Actual                 Adequacy Purposes           Action Provisions
                                             -------------------------   --------------------------   --------------------------
                                               Amount        Ratio          Amount        Ratio         Amount         Ratio
                                             -----------  ------------   ------------  ------------   ------------  ------------
As of December 31, 2002                                                        (in thousands)

Total Capital (to Risk Weighted Assets)
   Consolidated ...........................  $   111,157         17.73%  $     50,146          8.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $   105,574         16.84%  $     50,145          8.00%  $     62,681         10.00%
                                             ===========  ============   ============  ============   ============  ============

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ...........................  $    95,072         15.17%  $     25,073          4.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $    99,450         15.87%  $     25,072          4.00%  $     37,609          6.00%
                                             ===========  ============   ============  ============   ============  ============

Tier 1 Capital (to Average Assets) (1)
   Consolidated ...........................  $    95,072          7.29%  $     52,143          4.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $    99,450          7.63%  $     52,140          4.00%  $     65,175          5.00%
                                             ===========  ============   ============  ============   ============  ============

As of December 31, 2001

Total Capital (to Risk Weighted Assets)
   Consolidated ...........................  $   102,996         17.08%  $     48,245          8.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $    96,676         16.03%  $     48,243          8.00%  $     60,304         10.00%
                                             ===========  ============   ============  ============   ============  ============

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated ...........................  $    81,058         13.44%  $     24,122          4.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $    90,862         15.07%  $     24,122          4.00%  $     36,182          6.00%
                                             ===========  ============   ============  ============   ============  ============

Tier 1 Capital (to Average Assets) (1)
   Consolidated ...........................  $    81,058          6.50%  $     49,858          4.00%           N/A           N/A
                                             ===========  ============   ============  ============   ============  ============
   Bank Only ..............................  $    90,862          7.29%  $     49,857          4.00%  $     62,321          5.00%
                                             ===========  ============   ============  ============   ============  ============


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

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized, but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 2002, 37,374 shares were sold under this plan at an average price of $14.98 per share, reflective of other trades at the time of each sale. For the year ended December 31, 2001, 37,894 shares were sold under this plan at an average price of $10.96 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 2002, 278,210 shares of common stock were purchased under this plan at a cost of $4.2 million. During 2001, 314,025 shares of common stock were purchased under this plan at a cost of $3.2 million.

15. INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

                                                            Years Ended December 31,
                                                        --------------------------------
                                                         2002        2001        2000
                                                        --------   --------    ---------
                                                                (in thousands)

Current tax provision ...............................   $  1,903   $  3,728    $  2,572
Deferred tax expense (benefit) ......................        280       (204)         88
                                                        --------   --------    --------
Provision for tax expense charged to operations .....   $  2,183   $  3,524    $  2,660
                                                        ========   ========    ========

The components of the net deferred tax liability as of December 31, 2002 and 2001 are summarized below (in thousands):

                                                                                        Assets       Liabilities
                                                                                     ------------    ------------
Allowance for losses on OREO......................................................   $         67    $
Reserve for loan losses...........................................................          2,106
Retirement and other benefit plans................................................            810
Unrealized gains on securities available for sale.................................                         (4,792)
Premises and equipment............................................................                           (450)
FHLB Dallas stock dividends.......................................................                         (1,544)
Other.............................................................................            172
                                                                                     ------------    ------------
   Gross deferred tax assets (liabilities)........................................          3,155          (6,786)
                                                                                     ------------    ------------

      Net deferred tax liability at December 31, 2002.............................                   $     (3,631)
                                                                                                     ============


                                                                                        Assets        Liabilities
                                                                                     ------------    ------------
Allowance for losses on OREO......................................................   $         67    $
Reserve for loan losses...........................................................          2,015
Retirement and other benefit plans................................................            928
Unrealized gains on securities available for sale.................................                         (3,075)
Loan origination costs............................................................                            (28)
Premises and equipment............................................................                           (321)
FHLB Dallas stock dividends.......................................................                         (1,326)
Other.............................................................................            106
                                                                                     ------------    ------------
   Gross deferred tax assets (liabilities)........................................          3,116          (4,750)
                                                                                     ------------    ------------

      Net deferred tax liability at December 31, 2001.............................                   $     (1,634)
                                                                                                     ============

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                        Years Ended December 31,
                                                     ---------------------------------------------------------------
                                                            2002                  2001                2000
                                                     -------------------   -------------------   -------------------
                                                                 Percent               Percent              Percent
                                                                   of                    of                   of
                                                                 Pre-Tax               Pre-Tax              Pre-Tax
                                                      Amount     Income     Amount     Income     Amount     Income
                                                     --------   --------   --------   --------   --------   --------
Calculated Tax Expense.............................  $  5,273      34.0%   $  5,525      34.0%   $  4,245      34.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest................................    (3,135)     (20.2)%   (2,417)     (14.9)%   (2,001)     (16.0)%
Other Net..........................................        45        0.3%       416        2.6%       416        3.3%
                                                     --------   --------   --------   --------   --------   --------
Provision for Tax Expense Charged to
   Operations......................................  $  2,183      14.1%   $  3,524      21.7%   $  2,660      21.3%
                                                     ========   ========   ========   ========   ========   ========

16. COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. At December 31, 2002 and 2001, the Company had recorded in its balance sheet commitments to purchase $5.3 million and $800,000 in securities, respectively. There were no commitments to purchase securities at December 31, 2000.

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

The Company had outstanding unused commitments to extend credit of $55.4 million and $46.9 million at December 31, 2002 and 2001, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at December 31, 2002 and 2001 were $8.3 million and $8.5 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $1.1 million and $775,000 at December 31, 2002 and 2001, respectively. The scheduled maturities of unused commitments are presented below as of December 31, 2002 and 2001.

                                                                                              December 31,
                                                                                     ---------------------------
                                                                                         2002            2001
                                                                                     -------------   -----------
                                                                                            (in thousands)
Unused commitments:
   Due in one year or less........................................................   $      33,016   $    22,984
   Due after one year.............................................................          22,401        23,956
                                                                                     -------------   -----------
      Total.......................................................................   $      55,417   $    46,940
                                                                                     =============   ===========

The Company applies the same credit policies in making commitments and standby letters of credit as it does for on-balance-sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant, and equipment.

18. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 47.1% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The mortgage-backed securities held by the Company consist solely of Government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government.

19.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers, directors, and their affiliates for the years ended December 31, 2002 and 2001 were (in thousands):

                                                   2002        2001
                                                 --------    --------
Beginning Balance of Loans ...................   $  3,816    $  5,240
  Additional Loans ...........................      1,907       2,101
  Payments ...................................     (2,683)     (3,525)
                                                 --------    --------

Ending Balance of Loans ......................   $  3,040    $  3,816
                                                 ========    ========

Other indebtedness of officers and employees as of December 31, 2002 and 2001 was $5.0 million and $4.3 million, respectively.

The Company incurred legal costs of $202,000, $145,000 and $134,000 during the years ended December 31, 2002, 2001 and 2000, respectively, from a law firm of which a director of the Company is a partner. The Company paid approximately $117,000, $88,000 and $69,000 in insurance premiums during the years ended December 31, 2002, 2001 and 2000, respectively, to a company of which a director has a related interest.

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

         Junior subordinated debentures and junior subordinated convertible debentures: fair values for these securities are based on quoted market prices.

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:


                                                    At December 31, 2002      At December 31, 2001
                                                 ------------------------  ------------------------
                                                  Carrying                   Carrying
                                                   Amount     Fair Value      Amount    Fair Value
                                                 ----------   ----------   -----------  -----------

                                                                   (in thousands)
Financial assets:
   Cash and due from banks ...................   $   49,607   $   49,607   $   52,681   $   52,681
Investment securities:
     Available for sale ......................      151,509      151,509      158,818      158,818
Mortgage-backed and related securities:
     Available for sale ......................      489,015      489,015      454,078      454,078
Marketable equity securities:
     Available for sale ......................       22,391       22,391       21,287       21,287
Loans, net ...................................      576,046      600,562      531,972      547,075


Financial liabilities:
   Retail deposits ...........................   $  814,486   $  797,024   $  757,954   $  726,491
   Federal funds purchased ...................       15,850       15,850       25,900       25,900
   FHLB Dallas advances ......................      384,562      397,194      374,890      379,589
   Junior subordinated debentures ............       20,000       20,700       20,000       19,520
   Junior subordinated convertible
       debentures ............................       14,225       24,098       16,950       22,883

Off-balance sheet liabilities:
   Commitments to extend credit ..............       47,928       47,928       39,285       39,285
   Standby letters of credit .................        1,125        1,125          775          775
   Credit card arrangements ..................        7,489        7,489        7,655        7,655

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

21. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (in thousands, except per share data)


                                                                                                    2002
                                                                             -------------------------------------------------
                                                                               Fourth        Third       Second        First
                                                                              Quarter       Quarter      Quarter      Quarter
                                                                             ----------   ----------   ----------   ----------
Interest income ..........................................................   $   16,500   $   17,723   $   17,509   $   17,509
Net interest income ......................................................        7,746        8,633        8,441        8,037
Income before provision for income taxes .................................        3,442        5,092        3,910        3,064
Provision for income taxes ...............................................          388          948          549          298
Net income ...............................................................        3,054        4,144        3,361        2,766

Earnings per share
    Basic: ...............................................................   $     0.37   $     0.50   $     0.40   $     0.34
    Diluted: .............................................................   $     0.31   $     0.41   $     0.34   $     0.28

                                                                                                   2001
                                                                             -------------------------------------------------
                                                                                Fourth        Third       Second        First
                                                                               Quarter       Quarter      Quarter      Quarter
                                                                             ----------   ----------   ----------   ----------
Interest income ..........................................................   $   18,669   $   19,027   $   20,076   $   20,410
Net interest income ......................................................        8,378        7,344        7,581        7,316
Income before provision for income taxes .................................        4,908        3,418        3,257        4,666
Provision for income taxes ...............................................        1,034          629          679        1,182
Income before cumulative effect of
   accounting change .....................................................        3,874        2,789        2,578        3,484
Cumulative effect of change in
   accounting principle ..................................................           --           --           --         (994)
Net income ...............................................................        3,874        2,789        2,578        2,490

Earnings per share
    Basic:
      Income before cumulative effect of
        accounting change ................................................   $     0.47   $     0.34   $     0.31   $     0.42
      Cumulative effect of change in
        accounting principle .............................................           --           --           --        (0.12)
                                                                             ----------   ----------   ----------   ----------
      Net income .........................................................   $     0.47   $     0.34   $     0.31   $     0.30
                                                                             ==========   ==========   ==========   ==========
    Diluted:
      Income before cumulative effect of
        accounting change ................................................   $     0.39   $     0.29   $     0.27   $     0.35
      Cumulative effect of change in
        accounting principle .............................................           --           --           --        (0.10)
                                                                             ----------   ----------   ----------   ----------
      Net income .........................................................   $     0.39   $     0.29   $     0.27   $     0.25
                                                                             ==========   ==========   ==========   ==========

22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows:

CONDENSED BALANCE SHEETS

                                                               December 31,    December 31,
ASSETS                                                            2002             2001
                                                               ------------    ------------
                                                                       (in thousands)
Cash and due from banks ....................................   $      5,282    $      6,288
Investment in bank subsidiary at equity in
   underlying net assets ...................................        108,847          96,933
Investment in nonbank subsidiary at equity in
   underlying net assets ...................................             15              15
Other assets ...............................................          2,270           2,352
                                                               ------------    ------------

        TOTAL ASSETS .......................................   $    116,414    $    105,588
                                                               ============    ============

LIABILITIES

Junior subordinated debentures .............................   $     20,000    $     20,000
Junior subordinated convertible debentures .................         14,225          16,950
Other liabilities ..........................................             22              53
                                                               ------------    ------------

        TOTAL LIABILITIES ..................................         34,247          37,003
                                                               ------------    ------------

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:
 9,557,598 and 8,733,297 shares issued) ....................         11,947          10,917
Paid-in capital ............................................         44,050          35,195
Retained earnings ..........................................         29,805          25,133
Treasury stock (1,198,787 and 920,577 shares at cost) ......        (12,714)         (8,511)
Accumulated other comprehensive income .....................          9,079           5,851
                                                               ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY .........................         82,167          68,585
                                                               ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........   $    116,414    $    105,588
                                                               ============    ============

CONDENSED STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                         ------------------------------------
                                                                            2002         2001         2000
                                                                         ----------   ----------   ----------
INCOME                                                                               (in thousands)

Dividends from subsidiary ............................................   $    7,250   $    6,000   $       --
                                                                         ----------   ----------   ----------
     TOTAL INCOME ....................................................        7,250        6,000           --
                                                                         ----------   ----------   ----------

EXPENSE

Interest expense .....................................................        3,034        3,183        1,914
Salaries and employee benefits .......................................          100            1          100
Other ................................................................          545          481          382
                                                                         ----------   ----------   ----------
     TOTAL EXPENSE ...................................................        3,679        3,665        2,396
                                                                         ----------   ----------   ----------

Income (loss) before federal income tax expense ......................        3,571        2,335       (2,396)
Benefit for federal income tax expense ...............................        1,251        1,246          815
                                                                         ----------   ----------   ----------
Income (loss) before equity in undistributed
   earnings of subsidiaries ..........................................        4,822        3,581       (1,581)
Equity in undistributed earnings of subsidiaries .....................        8,503        8,150       11,406
                                                                         ----------   ----------   ----------
     NET INCOME ......................................................   $   13,325   $   11,731   $    9,825
                                                                         ==========   ==========   ==========

CONDENSED STATEMENTS OF CASH FLOW

                                                                                Years Ended December 31,
                                                                         --------------------------------------
                                                                           2002           2001          2000
                                                                         ----------    ----------    ----------
                                                                                       (in thousands)

OPERATING ACTIVITIES:
  Net Income .........................................................   $   13,325    $   11,731    $    9,825
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries .................       (8,503)       (8,150)      (11,406)
    Decrease (increase) in other assets ..............................           82           (82)       (1,030)
    (Decrease) increase in other liabilities .........................          (31)          (93)          105
                                                                         ----------    ----------    ----------
         Net cash provided by (used in) operating activities .........        4,873         3,406        (2,506)

INVESTING ACTIVITIES:
  Investments in subsidiaries ........................................           --            --        (8,000)
                                                                         ----------    ----------    ----------
         Net cash used in investing activities .......................           --            --        (8,000)

FINANCING ACTIVITIES:
  Purchase of common stock ...........................................       (4,203)       (3,154)         (813)
  Proceeds from issuance of common stock .............................        3,695           895           410
  Dividends paid .....................................................       (2,646)       (1,890)       (1,658)
  Net decrease in junior subordinated convertible debentures .........       (2,725)           --            --
  Proceeds from the issuance of junior subordinated
      convertible debentures .........................................           --            --        16,950
                                                                         ----------    ----------    ----------
         Net cash (used in) provided by financing activities .........       (5,879)       (4,149)       14,889

  Net (decrease) increase in cash and cash equivalents ...............       (1,006)         (743)        4,383
  Cash and cash equivalents at beginning of year .....................        6,288         7,031         2,648
                                                                         ----------    ----------    ----------

  Cash and cash equivalents at end of year ...........................   $    5,282    $    6,288    $    7,031
                                                                         ==========    ==========    ==========

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3 (a)(i)   -      Articles of Incorporation as amended and in effect on December
                  31, 1992, of SoBank, Inc. (now named Southside Bancshares,
                  Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by
                  reference).

3 (a)(ii)  -      Articles of Amendment effective May 9, 1994 to Articles of
                  Incorporation of SoBank, Inc. (now named Southside Bancshares,
                  Inc.) (filed as Exhibit 3(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

3 (b)      -      Bylaws as amended and in effect on March 23, 1995 of Southside
                  Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant's
                  Form 10-K for the year ended December 31, 1994, and
                  incorporated herein by reference).

4.1        -      Form of Indenture with respect to Southside Bancshares, Inc.'s
                  8.50% Junior Subordinated Debentures (filed as exhibit 4.1 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on May 13, 1998, and incorporated herein by reference).

4.2        -      Form of 8.50% Junior Subordinated Debenture (included as an exhibit to the Form of Indenture filed as Exhibit 4.1 to the
                  Registrant's Form S-2 filed with the Securities and Exchange
                  Commission on May 13, 1998, and incorporated herein by
                  reference).

4.3        -      Certificate of Trust of Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13, 1998, and
                  incorporated herein by reference ).

4.4        -      Form of Trust Agreement of Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust
                  Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13,
                  1998, and incorporated herein by reference).

4.5        -      Form of Amended and Restated Trust Agreement of Southside
                  Capital Trust I (filed as Exhibit 4.5 to the Registrant's Form
                  S-2 filed with the Securities and Exchange Commission on May
                  13, 1998, and incorporated herein by reference).

4.6        -      Form of Certificate for 8.50% Trust Preferred Security of
                  Southside Capital Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on May 13, 1998, and incorporated herein by reference).

4.7        -      Form of Guarantee Agreement for Southside Capital Trust I
                  (filed as exhibit 4.7 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on May 13, 1998, and
                  incorporated herein by reference).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
4.8        -      Form of Indenture with respect to Southside Bancshares, Inc.'s
                  8.75% Convertible Subordinated Debentures (filed as Exhibit
                  4.9 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.9        -      Form of 8.75% Convertible Subordinated Debenture (included as an exhibit to the Form of Indenture filed as Exhibit 4.9 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.10       -      Certificate of Trust of Southside Capital Trust II (included as an exhibit to the Form of Amended and Restated Trust
                  Agreement filed as Exhibit 4.13 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on October
                  13, 2000, and incorporated herein by reference).

4.11       -      Form of Trust Agreement of Southside Capital Trust II
                  (included as an exhibit to the Form of Amended and Restated
                  Trust Agreement filed as Exhibit 4.13 to the Registrant's Form
                  S-2 filed with the Securities and Exchange Commission on
                  October 13, 2000, and incorporated herein by reference).

4.12       -      Form of Amended and Restated Trust Agreement of Southside
                  Capital Trust II (filed as exhibit 4.13 to the Registrant's
                  Form S-2 filed with the Securities and Exchange Commission on
                  October 13, 2000, and incorporated herein by reference).

4.13       -      Form of Certificate for 8.75% Trust Preferred Security of
                  Southside Capital Trust II (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.13 to the Registrant's Form S-2 filed with the Securities and
                  Exchange Commission on October 13, 2000, and incorporated
                  herein by reference).

4.14       -      Form of Guarantee Agreement for Southside Capital Trust II
                  (filed as exhibit 4.15 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on October 13, 2000,
                  and incorporated herein by reference).

** 10 (a)(i)   -  Deferred Compensation Plan for B. G. Hartley effective
                  February 13, 1984, as amended June 28, 1990, December 15,
                  1994, November 20, 1995, December 21, 1999 and June 29, 2001
                  (filed as Exhibit 10(a)(i) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

** 10 (a)(ii)  -  Deferred Compensation Plan for Robbie N. Edmonson effective
                  February 13, 1984, as amended June 28, 1990 and March 16, 1995
                  (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

** 10 (b)      -  Officers Long-term Disability Income Plan effective June 25,
                  1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein by
                  reference).

** 10 (c)      -  Retirement Plan Restoration Plan for the subsidiaries of
                  SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as
                  Exhibit 10(c) to the Registrant's Form 10-K for the year ended
                  December 31, 1992, and incorporated herein by reference).

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
** 10 (d)      -  Incentive Stock Option Plan effective April 1, 1993 of SoBank,
                  Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit
                  10(d) to the Registrant's Form 10-K for the year ended
                  December 31, 1994, and incorporated herein by reference).

** 10 (e)      -  Form of Deferred Compensation Agreements dated June 30, 1994 with each of Titus Jones and Andy Wall as amended November 13,
                  1995. (filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

** 10 (f)      -  Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended
                  October 15, 1997 and Form of Deferred Compensation Agreement
                  dated October 15, 1997 with Lonny Uzzell (filed as Exhibit
                  10(f) to the Registrant's Form 10-K for the year ended
                  December 31, 1997, and incorporated herein by reference).

** 10 (g)     -   Post Retirement Agreement for B. G. Hartley effective June 20,
                  2001 (filed as Exhibit 10(g) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

*  21         -   Subsidiaries of the Registrant.

*  23         -   Consent of Independent Accountants.

*  99.1       -   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

*  99.2       -   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

----------

*        Filed herewith.
**       Compensation plan, benefit plan or employment contract or arrangement.


     (b)  Reports on Form 8-K

          None.