Form 10-Q
period 2003-03-31
SOUTHSIDE BANCSHARES INC
filed 2003-05-13
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------
                                       OR

            ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM          to
                                                       --------    --------

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

                                  903-531-7111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No .

The number of shares outstanding of each of the issuer's classes of capital stock as of April 30, 2003 was 8,415,373 shares of Common Stock, par value $1.25.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)                                   March 31,       December 31,
                                                                         2003             2002
                                                                         ----             ----
                               ASSETS

Cash and due from banks .......................................      $    47,232       $    49,607
Federal funds sold ............................................           10,525                --
Investment securities available for sale ......................          112,905           151,509
Mortgage-backed and related securities available for sale .....          492,089           489,015
Marketable equity securities available for sale ...............           22,545            22,391
Loans:
   Loans, net of unearned discount ............................          573,399           582,241
   Less:  Reserve for loan losses .............................           (6,499)           (6,195)
                                                                     -----------       -----------
     Net Loans ................................................          566,900           576,046
Premises and equipment, net ...................................           29,929            30,100
Interest receivable ...........................................            7,725             8,930
Other assets ..................................................           36,895            21,588
                                                                     -----------       -----------
     TOTAL ASSETS .............................................      $ 1,326,745       $ 1,349,186
                                                                     ===========       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ........................................      $   200,047       $   193,305
   Interest bearing ...........................................          625,338           621,181
                                                                     -----------       -----------
     Total Deposits ...........................................          825,385           814,486
Short-term obligations:
   Federal funds purchased ....................................               --            15,850
   FHLB Dallas advances .......................................          120,849           153,422
   Other obligations ..........................................            2,500             2,500
                                                                     -----------       -----------
      Total Short-term obligations ............................          123,349           171,772
Long-term obligations:
   FHLB Dallas advances .......................................          228,698           231,140
   Junior subordinated convertible debentures .................           13,923            14,225
   Junior subordinated debentures .............................           20,000            20,000
                                                                     -----------       -----------
      Total Long-term obligations .............................          262,621           265,365
Deferred tax liability ........................................            2,817             3,631
Other liabilities .............................................           28,506            11,765
                                                                     -----------       -----------
     TOTAL LIABILITIES ........................................        1,242,678         1,267,019
                                                                     -----------       -----------
Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
    9,644,763 and 9,557,598 shares issued) ....................           12,056            11,947
   Paid-in capital ............................................           44,595            44,050
   Retained earnings ..........................................           32,489            29,805
   Treasury stock (1,230,087 and 1,198,787 shares at cost) ....          (13,257)          (12,714)
   Accumulated other comprehensive income .....................            8,184             9,079
                                                                     -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY ..............................           84,067            82,167
                                                                     -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............      $ 1,326,745       $ 1,349,186
                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)                     Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          2003         2002
                                                         -------      -------
Interest income
   Loans ..........................................      $ 9,018      $ 9,591
   Investment securities ..........................        1,305        1,874
   Mortgage-backed and related securities .........        5,187        5,857
   Marketable equity securities ...................          150          171
   Other interest earning assets ..................           14           16
                                                         -------      -------
       Total interest income ......................       15,674       17,509
Interest expense
   Deposits .......................................        3,499        4,283
   Short-term obligations .........................        1,534        1,203
   Long-term obligations ..........................        3,182        3,986
                                                         -------      -------
       Total interest expense .....................        8,215        9,472
                                                         -------      -------
Net interest income ...............................        7,459        8,037
Provision for loan losses .........................          529          450
                                                         -------      -------
Net interest income after provision for loan losses        6,930        7,587
                                                         -------      -------
Noninterest income
   Deposit services ...............................        2,977        2,480
   Gain on sales of securities available for sale .        2,191          244
   Mortgage servicing release fees income .........          675          392
   Trust income ...................................          231          254
   Bank owned life insurance income ...............          191          169
   Other ..........................................          304          205
                                                         -------      -------
       Total noninterest income ...................        6,569        3,744
                                                         -------      -------
Noninterest expense
   Salaries and employee benefits .................        5,919        5,178
   Net occupancy expense ..........................          973          937
   Equipment expense ..............................          173          184
   Advertising, travel and entertainment ..........          484          396
   ATM and bank analysis fees .....................          212          208
   Supplies .......................................          145          188
   Professional fees ..............................          206          147
   Postage ........................................          136          118
   Other ..........................................        1,197          911
                                                         -------      -------
       Total noninterest expense ..................        9,445        8,267
                                                         -------      -------
Income before federal tax expense .................        4,054        3,064
Provision for federal tax expense .................          697          298
                                                         -------      -------
Net Income ........................................      $ 3,357      $ 2,766
                                                         =======      =======
Earnings per common share - basic .................      $  0.40      $  0.34
                                                         =======      =======
Earnings per common share - diluted ...............      $  0.34      $  0.28
                                                         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)                                                                      Accumulated   Other
                                                                                                                Compre-     Total
                                               Compre-                                                          hensive     Share-
                                               hensive      Common       Paid-in     Retained      Treasury     Income      holders'
                                               Income       Stock        Capital     Earnings        Stock      (Loss)      Equity
                                               ------       -----        -------     --------        -----      ------      ------
Balance at December 31, 2002 ..............   $            $ 11,947     $ 44,050     $ 29,805     $(12,714)    $  9,079    $ 82,167
Net Income ................................      3,357                                  3,357                                 3,357
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 3)       (895)                                                            (895)       (895)
                                              --------
Comprehensive income ......................   $  2,462
                                              ========
Common stock issued (87,165 shares) .......                     109          471                                                580
Dividends paid on common stock ............                                              (673)                                 (673)
Purchase of 31,300 shares of
  common stock ............................                                                           (543)                    (543)
Tax benefit of incentive stock options ....                                   74                                                 74
                                                           --------     --------     --------     --------     --------    --------
Balance at March 31, 2003 .................                $ 12,056     $ 44,595     $ 32,489     $(13,257)    $  8,184    $ 84,067
                                                           ========     ========     ========     ========     ========    ========

Balance at December 31, 2001 ..............   $            $ 10,917     $ 35,195     $ 25,133     $ (8,511)    $  5,851    $ 68,585
Net Income ................................      2,766                                  2,766                                 2,766
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 3)     (1,232)                                                          (1,232)     (1,232)
                                              --------
Comprehensive income ......................   $  1,534
                                              ========
Common stock issued (38,624 shares) .......                      48          255                                                303
Dividends paid on common stock ............                                              (546)                                 (546)
Purchase of 64,100 shares of
  common stock ............................                                                           (853)                    (853)
Tax benefit of incentive stock options ....                                   57                                                 57
                                                           --------     --------     --------     --------     --------    --------
Balance at March 31, 2002 .................                $ 10,965     $ 35,507     $ 27,353     $ (9,364)    $  4,619    $ 69,080
                                                           ========     ========     ========     ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                 2003          2002
                                                                              ---------     ---------
OPERATING ACTIVITIES:
  Net income .............................................................    $   3,357     $   2,766
  Adjustments to reconcile net cash provided by operations:
  Depreciation ...........................................................          587           557
  Amortization of premium ................................................        3,040         2,738
  Accretion of discount and loan fees ....................................         (110)         (148)
  Provision for loan losses ..............................................          529           450
  Tax benefit of incentive stock options .................................           74            57
  Decrease in interest receivable ........................................        1,205           203
  (Increase) decrease in other assets ....................................      (15,163)          437
  Increase in deferred tax asset .........................................         (353)          (96)
  (Decrease) increase in interest payable ................................         (232)          150
  Increase in other liabilities ..........................................       16,973         5,014
  Gain on sale of available for sale securities ..........................       (2,191)         (244)
  Gain on sale of assets .................................................           (4)          (12)
  Impairment of other real estate owned ..................................           62            --
  Gain on sale of other real estate owned ................................           --           (28)
                                                                              ---------     ---------
    Net cash provided by operating activities ............................        7,774        11,844

INVESTING ACTIVITIES:
 Net increase in federal funds sold ......................................      (10,525)           --
 Proceeds from sales of investment securities available for sale .........       39,773        37,511
 Proceeds from sales of mortgage-backed securities available for sale ....      104,551        25,530
 Proceeds from maturities of investment securities available for sale ....       28,165         5,295
 Proceeds from maturities of mortgage-backed securities available for sale       61,653        62,659
 Purchases of investment securities available for sale ...................      (27,641)      (33,740)
 Purchases of mortgage-backed securities available for sale ..............     (173,066)     (100,805)
 Purchases of marketable equity securities available for sale ............         (154)         (620)
 Net decrease in loans ...................................................        8,225           919
 Purchases of premises and equipment .....................................         (418)       (2,870)
 Proceeds from sale of premises and equipment ............................            6            19
 Proceeds from sale of other real estate owned ...........................           --            79
 Proceeds from sale of repossessed assets ................................          186           515
                                                                              ---------     ---------
    Net cash provided by (used in) investing activities ..................       30,755        (5,508)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2003         2002
                                                                                --------     --------
FINANCING ACTIVITIES:
 Net increase (decrease) in demand and savings accounts ....................    $ 15,065     $ (2,662)
 Net (decrease) increase in certificates of deposit ........................      (4,166)      11,243
 Net decrease in federal funds purchased ...................................     (15,850)     (22,575)
 Net decrease in FHLB Dallas advances ......................................     (35,015)      (9,091)
 Net decrease in junior subordinated convertible debentures ................        (302)         (45)
 Proceeds from the issuance of common stock ................................         580          303
 Purchase of common stock ..................................................        (543)        (853)
 Dividends paid ............................................................        (673)        (546)
                                                                                --------     --------
      Net cash used in financing activities ................................     (40,904)     (24,226)
Net decrease in cash and cash equivalents ..................................      (2,375)     (17,890)
Cash and cash equivalents at beginning of period ...........................      49,607       52,681
                                                                                --------     --------
Cash and cash equivalents at end of period .................................    $ 47,232     $ 34,791
                                                                                ========     ========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
 Interest paid .............................................................    $  8,447     $  9,322
 Income taxes paid .........................................................    $    100     $    500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure    $    393     $    759

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flow for the three month periods ended March 31, 2003 and 2002 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                 2003       2002
                                                               -------    -------
Basic Earnings and Shares:
  Net income ..........................................        $ 3,357    $ 2,766
                                                               =======    =======
     Weighted-average basic shares outstanding ........          8,380      8,194
                                                               =======    =======
Basic Earnings Per Share:
  Net income ..........................................        $  0.40    $  0.34
                                                               =======    =======
Diluted Earnings and Shares:
  Net income ..........................................        $ 3,357    $ 2,766
     Add: Applicable dividend on convertible debentures            201        244
                                                               -------    -------
     Adjusted net income ..............................        $ 3,558    $ 3,010
                                                               =======    =======
     Weighted-average basic shares outstanding ........          8,380      8,194
     Add:  Stock options ..............................            625        573
           Convertible debentures .....................          1,560      1,868
                                                               -------    -------
     Weighted-average diluted shares outstanding ......         10,565     10,635
                                                               =======    =======
Diluted Earnings Per Share:
  Net income ..........................................        $  0.34    $  0.28
                                                               =======    =======

3. Comprehensive Income (Loss)

The components of other comprehensive loss are as follows:

                                                    Three Months Ended March 31, 2003
                                                    ----------------------------------
                                                                   Tax         Net-
                                                    Before-Tax  (Expense)     of-Tax
                                                      Amount     Benefit      Amount
                                                     -------     -------     -------
Unrealized losses on securities:
   Unrealized holding gains arising during period    $   835     $  (284)    $   551
    Less: reclassification adjustment for gains
        included in net income ..................      2,191        (745)      1,446
                                                     -------     -------     -------
    Net unrealized losses on securities .........     (1,356)        461        (895)
                                                     -------     -------     -------

Other comprehensive loss ........................    $(1,356)    $   461     $  (895)
                                                     =======     =======     =======

                                                     Three Months Ended March 31, 2002
                                                     ----------------------------------
                                                                    Tax         Net-
                                                     Before-Tax  (Expense)     of-Tax
                                                       Amount     Benefit      Amount
                                                      -------     -------     -------
Unrealized losses on securities:
  Unrealized holding losses arising during period     $(1,622)    $   551     $(1,071)
    Less: reclassification adjustment for gains
        included in net income ...................        244         (83)        161
                                                      -------     -------     -------
    Net unrealized losses on securities ..........     (1,866)        634      (1,232)
                                                      -------     -------     -------
Other comprehensive loss .........................    $(1,866)    $   634     $(1,232)
                                                      =======     =======     =======

4. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS 148.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At March 31, 2003, there were no stock options available for grant. At March 31, 2002, there were 22,489 stock options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were 27,500 incentive stock options granted in 2003. There were no incentive stock options granted in 2002. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of March 31, 2003 and 2002 and the changes during the quarter ended on those dates is presented below:

                                       2003                          2002
                                       ----                          ----
                                            WEIGHTED                     WEIGHTED
                            # SHARES OF      AVERAGE     # SHARES OF      AVERAGE
                            UNDERLYING      EXERCISE     UNDERLYING      EXERCISE
                              OPTIONS        PRICES        OPTIONS        PRICES
                              -------        ------        -------        ------
Outstanding at beginning
  of the year ..........     1,049,750     $     6.29     1,160,070     $     6.22
  Granted ..............        27,500     $    16.10            --             --
  Exercised ............       (45,408)    $     3.51       (26,620)    $     5.28
  Forfeited ............        (4,074)    $     6.65        (2,585)    $     6.69
  Expired ..............            --             --            --             --
Outstanding at end of
  quarter ..............     1,027,768     $     6.67     1,130,865     $     6.25
Exercisable at end
  of quarter ...........       715,214     $     6.20       678,223     $     5.78
Weighted-average FV of
  options granted
  during the quarter ...    $     4.91                          N/A

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at March 31, 2003:

                               Options Outstanding                      Options Exercisable
                               -------------------                      -------------------
                                  WEIGHTED AVG.
                                    REMAINING
                                     CONTRACT
    RANGE OF           NUMBER         LIFE        WEIGHTED AVG.      NUMBER        WEIGHTED AVG.
 EXERCISE PRICES    OUTSTANDING      (YEARS)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
$ 4.07 to $  6.70       684,202         4.9         $  5.96          504,435         $  5.70
$ 7.26 to $ 16.10       343,566         6.2         $  8.08          210,779         $  7.40
-----------------     ---------       -----         -------          -------         -------
$ 4.07 to $ 16.10     1,027,768         5.4         $  6.67          715,214         $  6.20
                      =========                                      =======

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS 148, the Company's net income and net income per common share for the three month periods ending March 31, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                      Quarter Ended March 31,
                                      -----------------------
                            As          Pro           As          Pro
                         Reported       Forma      Reported       Forma
                           2003         2003         2002         2002
                         ---------    ---------    ---------    ---------
FAS148 Charge .......    $      --    $      40    $      --    $      51
Net Income ..........    $   3,357    $   3,317    $   2,766    $   2,715
Net Income per Common
  Share-Basic .......    $    0.40    $    0.40    $    0.34    $    0.33
Net Income per Common
  Share-Diluted .....    $    0.34    $    0.33    $    0.28    $    0.28

The effects of applying FAS148 in this pro forma disclosure are not indicative of future amounts.

5. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of FAS 143 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after January 1, 2003. The adoption of FAS 145 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material impact on the Company's consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). This statement is an amendment of FAS Statements No. 72 and 144 and FAS Interpretation No. 9. FAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The adoption of FAS 147 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This Statement is an amendment of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. This Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. In addition, FAS 148 prescribes a specific tabular format and requires disclosure in the "Summary of Significant Accounting Policies" or its equivalent.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur.

FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 requires identical accounting for guarantees issued with or without a separately identified premium.

The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that FIN 45 will have a material impact on its consolidated financial statements.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as applies to existing entities. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The effective dates and transition provisions of the Interpretation are as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2003 compared to March 31, 2002.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter ended March 31, 2003 compared to the same period in 2002. Net income for the three months ended March 31, 2003 was $3.4 million compared to $2.8 million for the same period in 2002.

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

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company's assets, including available for sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated annual financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Refer to Item 1 entitled Loan Loss Experience and Reserve for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies in the Company's latest report on Form 10-K filed March 7, 2003 for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed to enhance its profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the Federal Home Loan Bank (FHLB) of Dallas and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company's assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability. At this time, the Company does not maintain the leverage strategy for any other reason than to enhance overall profitability . One of the risks associated with the asset structure the Company maintains is a lower net interest rate spread and margin when compared to peers. This asset structure, spread and margin increases the need to monitor the Company's interest rate risk.

The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming quality loan growth is available in the Company's market area. On the liability side, the Company will attempt to gradually reduce FHLB Dallas borrowings as a percentage of total deposits assuming deposits can be retained or acquired at a lower overall cost. The intended net result is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the Asset Liability Committee (ALCO) scenarios modeled.

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $7.5 million, a decrease of $578,000 or 7.2% when compared to the same period in 2002. Average interest earning assets increased $26.1 million or 2.2%, while the net interest spread decreased from 2.59% at March 31, 2002 to 2.30% at March 31, 2003 and the net margin decreased from 3.10% at March 31, 2002 to 2.80% at March 31, 2003. Net interest income decreased as a result of decreases in the Company's net interest margin and spread during the first quarter of 2003 which was due in part to lower mortgage interest rates and the lower overall interest rate environment. This led to substantially increased residential mortgage refinancing nationwide and in the Company's market area combined with substantially increased repricing of all of the Company's other loan types. Increased prepayments associated with the Company's mortgage-backed securities, residential mortgage loans and the substantial increase in repricing of other loan types may continue to impact the Company's net interest margin during the second quarter of 2003 or until overall interest rates increase. This may be offset by several factors including new deposit repricing strategies partially implemented during the first quarter but fully in place on April 1, 2003, $68.5 million of fixed rate FHLB advances currently at an average rate of 4.58% that will reprice during the last three quarters of 2003 and continued fee income from the sale of mortgage loans into the secondary market due to the volume of refinancing that the Company is currently handling in its market area.

During the three months ended March 31, 2003, average loans, funded primarily by the growth in average deposits, increased $38.8 million or 7.2%, compared to the same period in 2002. The average yield on loans decreased from 7.48% at March 31, 2002 to 6.64% at March 31, 2003 reflective of an overall decrease in interest rates. As interest rates have declined, especially short-term interest rates, loan customers are increasingly requesting floating rate loans, which lowers the overall yield on loans. In addition, the Company has experienced a large number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain low or move lower, the Company anticipates it will be required to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield. The decrease in interest income on loans of $573,000 or 6.0% was the result of the decrease in interest rates partially offset by the increase in average loans. During the first quarter ended March 31, 2003, loans decreased $8.8 million or 1.5% when compared to the year ended December 31, 2002 primarily as a result of a decrease in the sold mortgage loans in the process of funding at March 31, 2003.

Average securities decreased $15.0 million or 2.4% for the three months ended March 31, 2003 when compared to the same period in 2002. This decrease was a result of reducing a portion of the leverage strategy. The overall yield on average securities decreased to 4.65% during the three months ended March 31, 2003 from 5.49% during the same period in 2002. This decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration, reduce tax free income derived from the securities portfolio and reposition some of the mortgage-backed securities coupons in an attempt to reduce prepayments.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $23,000 or 12.3% for the three months ended March 31, 2003 when compared to 2002 as a result of the decrease in the average yield from 3.08% in 2002 to 2.47% at March 31, 2003 due to lower interest rates.

Total interest expense decreased $1.3 million or 13.3% to $8.2 million during the three months ended March 31, 2003 as compared to $9.5 million during the same period in 2002. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $2.6 million or 0.3%. The average yield on interest bearing liabilities decreased from 3.75% at March 31, 2002 to 3.25% at March 31, 2003.

Average interest bearing liabilities increased $2.6 million for the quarter ended March 31, 2003 when compared to the same period in 2002. Average interest bearing deposits increased $44.2 million or 7.6% while the average rate paid decreased from 2.98% at March 31, 2002 to 2.26% at March 31, 2003. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, decreased $14.8 million or 9.4% as compared to the same period in 2002. Interest expense associated with short-term interest bearing liabilities increased $331,000 or 27.5% and the average rate paid increased 127 basis points for the quarter ended March 31, 2003 when compared to the same period in 2002 due to long-term advances rolling into the short-term category and overnight advances decreasing. Average long-term interest bearing liabilities consisting of FHLB Dallas advances decreased $24.0 million or 9.7% during the quarter ended March 31, 2003 to $223.3 million as compared to $247.4 million at March 31, 2002. Interest expense associated with long-term FHLB Dallas advances decreased $739,000 or 23.2% and the average rate paid decreased 78 basis points for the quarter ended March 31, 2003 when compared to the same period in 2002. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures decreased from $16.9 million at March 31, 2002 to $14.2 million at March 31, 2003. During the first quarter ended March 31, 2003, 30,200 convertible trust preferred shares were converted into 33,294 shares of the Company's common stock. Subsequent to March 31, 2003, an additional 30,000 convertible trust preferred shares were converted into 33,075 shares of the Company's common stock. Cumulative to date, 332,664 convertible trust preferred shares were converted into 355,357 shares of the Company's common stock. The total convertible trust preferred shares converted to date represents 19.6% of the convertible trust preferred issue. Interest expense decreased $65,000 or 17.6% as a result of conversions of the convertible trust preferred shares into shares of the Company's common stock.

Average long-term junior subordinated debentures remained the same at $20 million from March 31, 2002 to March 31, 2003. Interest expense and rate paid were the same for the quarters ended March 31, 2003 and 2002.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                 SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                 -------------------------------------------------------------------
                                         AVERAGE                          AVERAGE       AVERAGE                        AVERAGE
                                         BALANCE         INTEREST          YIELD        BALANCE        INTEREST         YIELD
                                      -----------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
                                            Three Months Ended March 31, 2003             Three Months Ended March 31, 2002
                                            ---------------------------------             ---------------------------------
INTEREST EARNING ASSETS:
  Loans (1)(2) ...................    $   576,560      $     9,441           6.64%    $   537,784    $     9,920          7.48%
  Investment Securities (3)(4) ...        124,498            1,774           5.78%        163,001          2,555          6.36%
  Mortgage-backed Securities (4) .        481,967            5,187           4.36%        458,477          5,857          5.18%
  Other Interest Earning Assets ..         26,941              164           2.47%         24,641            187          3.08%
                                      -----------      -----------                    -----------    -----------
TOTAL INTEREST EARNING ASSETS ....      1,209,966           16,566           5.55%      1,183,903         18,519          6.34%
                                                       -----------                                   -----------
NONINTEREST EARNING ASSETS:
Cash and Due from Banks ..........         37,479                                          34,781
Bank Premises and Equipment ......         30,042                                          28,628
Other Assets .....................         46,079                                          40,633
  Less: Reserve for Loan Loss ....         (6,360)                                         (6,000)
                                      -----------                                     -----------
TOTAL ASSETS .....................    $ 1,317,206                                     $ 1,281,945
                                      ===========                                     ===========

INTEREST BEARING LIABILITIES:
  Deposits .......................    $   627,228            3,499           2.26%    $   583,049          4,283          2.98%
  Fed Funds Purchased and
    Other Interest Bearing
    Liabilities ..................          2,254                8           1.44%          4,539             21          1.88%
  Short Term Interest Bearing
    Liabilities - FHLB Dallas ....        139,681            1,526           4.43%        152,161          1,182          3.15%
  Long Term Interest Bearing
    Liabilities - FHLB Dallas ....        223,347            2,452           4.45%        247,391          3,191          5.23%
  Long Term Junior Subordinated
    Convertible Debentures .......         14,151              305           8.62%         16,941            370          8.74%
  Long Term Junior Subordinated
    Debentures ...................         20,000              425           8.50%         20,000            425          8.50%
                                      -----------      -----------                    -----------    -----------
TOTAL INTEREST BEARING LIABILITIES      1,026,661            8,215           3.25%      1,024,081          9,472          3.75%
                                                       -----------                                   -----------
NONINTEREST BEARING LIABILITIES
Demand Deposits ..................        192,156                                         175,778
Other Liabilities ................         14,291                                          11,039
                                      -----------                                     -----------
TOTAL LIABILITIES ................      1,233,108                                       1,210,898

SHAREHOLDERS' EQUITY .............         84,098                                          71,047
                                      -----------                                     -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY ...........    $ 1,317,206                                     $ 1,281,945
                                      ===========                                     ===========
NET INTEREST INCOME ..............                     $     8,351                                   $     9,047
                                                       ===========                                   ===========
NET MARGIN ON AVERAGE
  EARNING ASSETS .................                                           2.80%                                         3.10%
                                                                         ========                                     =========
NET INTEREST SPREAD ..............                                           2.30%                                         2.59%
                                                                         ========                                     =========

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $423 and $329 as of March 31, 2003 and 2002, respectively.

(3) Interest income includes taxable-equivalent adjustments of $469 and $681 as of March 31, 2003 and 2002, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $6.6 million for the three months ended March 31, 2003 compared to $3.7 million for the same period in 2002. Deposit services income increased $497,000 or 20.0% for the three months ended March 31, 2003. Deposit services income increased primarily as a direct result of increases in overdraft income, increased numbers of deposit accounts and increased deposit activity from March 31, 2002 to March 31, 2003. Mortgage servicing release fee income increased $283,000 or 72.2% to $675,000 for the three months ended March 31, 2003 from $392,000 for the three months ended March 31, 2002 due to the significant increase in mortgage loan refinancing the Company handled during the first quarter of 2003 as a result of the lower interest rates. Bank owned life insurance increased $22,000 and Trust income decreased $23,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Other noninterest income increased $99,000 or 48.3% for the three months ended March 31, 2003 primarily as a result of increases in other fee income and income from subsidiaries. During the three months ended March 31, 2003, the Company had gains on the sale of securities of $2.2 million compared to $244,000 for the same period in 2002. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at repositioning and reducing the overall duration of the securities portfolio in an effort to maximize the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During the first quarter ended March 31, 2003, interest rates remained low and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to lower the overall duration, reduce tax free income derived from the securities portfolio and minimize prepayment of the premium mortgage-backed securities.

The market value of the entire securities portfolio at March 31, 2003 was $627.5 million with a net unrealized gain on that date of $12.7 million. The net unrealized gain is comprised of $14.2 million in unrealized gains and $1.5 million in unrealized losses.

Noninterest Expense

Noninterest expense was $9.4 million for the three months ended March 31, 2003, compared to $8.3 million for the same period of 2002, representing an increase of $1.2 million or 14.2%.

Salaries and employee benefits increased $741,000 or 14.3% during the three months ended March 31, 2003 when compared to the same period in 2002. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $565,000 or 13.3% as a result of bank growth and pay increases for the three months ended March 31, 2003 when compared to the same period in 2002. Retirement expense increased $220,000 or 54.4% for the three months ended March 31, 2003 when compared to the same period in 2002, primarily as a result of the increase in the number of participants, the level of performance of retirement plan assets and actuarial assumptions. Retirement expense for 2003 could increase significantly due to a possible low return on plan assets, the continued low discount rate or a possible decrease in this rate, increased funding required and the increasing numbers of participants. The Company is currently using a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company's rate of return on plan assets did not achieve a 9.0% return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense decreased $44,000 or 8.1% for the three months ended March 31, 2003 when compared to the same period in 2002. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during the last three quarters of 2003.

Net occupancy expense increased $36,000 or 3.8% for the three months ended March 31, 2003 compared to the same period in 2002, largely due to branch expansion during 2002, higher real estate taxes and depreciation expense.

Advertising, travel and entertainment expense increased $88,000 or 22.2% compared to the same period in 2002 primarily as a result of increases in direct media costs. Professional fees increased $59,000 or 40.1% compared to the same period in 2002 due to increased consulting fees.

Other expense increased $286,000 or 31.4% for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to increases in losses in other real estate owned, liability insurance, personnel placement fees and other losses.

Provision for Income Taxes

The provision for the income tax expense for the three months ended March 31, 2003 was 17.2% compared to 9.7% for the three months ended March 31, 2002. The increase in the effective tax rate and income tax expense is due to the overall increase in income before income taxes and the decrease in tax free income for the quarter ended March 31, 2003 when compared to the quarter ended March 31, 2002 as the decrease in the average investment in tax free municipal securities more than offset the increase in the average tax free municipal loans.

Capital Resources

Total shareholders' equity at March 31, 2003 of $84.1 million increased 2.3% or $1.9 million from December 31, 2002 and represented 6.3% of total assets at March 31, 2003 compared to 6.1% at December 31, 2002.

Net income of $3.4 million was the major contributor to the increase in shareholders' equity at March 31, 2003 along with the issuance of $580,000 in common stock (87,165 shares) through conversions from the Company's junior subordinated debentures into the Company's common stock and the Company's incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of a decrease of $895,000 in the accumulated comprehensive income, $673,000 in dividends paid and the purchase of $543,000 in common stock (31,300 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $33.9 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At March 31, 2003, the Company and the Bank exceeded all regulatory minimum capital requirements.

The Federal Deposit Insurance Corporation Improvement Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.

It is management's intention to maintain the Company's capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly. Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2003, these investments were 24.8% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The

Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of interest income through periods of changing interest rates. The Asset Liability Management Committee of the Bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

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

The proceeds received by the Company from the Trust II Issuer were used for general corporate purposes, which included, capital contributions to the Bank to support growth, for working capital and the repurchase of shares of the Company's common stock.

Composition of Loans

One of the Company's main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg counties. Total average loans increased $38.8 million or 7.2% from the three months ended March 31, 2002 to March 31, 2003. The majority of the increase is in loans to municipalities and school districts. The increase in municipal loans is due to a strong commitment in municipal lending.

Loan Loss Experience and Reserve for Loan Losses

The loan loss reserve is based on the most current review of the loan portfolio at that time. An internal loan review department of the Company is responsible for an ongoing review of the Bank's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review department. This list is updated on a periodic basis but no less than quarterly in order to properly allocate necessary reserves and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

While management is aware of certain risk factors within segments of the loan portfolio, reserve allocations have been made on an individual loan basis. An additional reserve is maintained on the remainder of the portfolio of at risk loans that is based on tracking of the Company's loan losses on loans that have not been previously identified as problems.

For the three months ended March 31, 2003, loan charge-offs were $334,000 and recoveries were $109,000, resulting in net charge-offs of $225,000. For the three months ended March 31, 2002, loan charge-offs were $344,000 and recoveries were $106,000, resulting in net charge-offs of $238,000.

Net charge-offs decreased $13,000 or 5.5% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The necessary provision expense was estimated at $529,000 for the three months ended March 31, 2003.

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

Total nonperforming assets at March 31, 2003 were $3.8 million, up $381,000 or 11.3% from $3.4 million at December 31, 2002. Loans 90 days past due or more increased $145,000 or 50.5% to $432,000. Of this total, approximately 68% are collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan have been less than those on other properties. Seventeen percent are commercial loans and 15% are loans to individuals. From December 31, 2002 to March 31, 2003, nonaccrual loans increased $113,000 or 5.0% to $2.4 million. Repossessed assets increased $127,000 or 1,154.5% compared to an unusually low level of repossessed assets at December 31, 2002 of approximately $11,000. Other real estate increased $17,000 or 3.2% to $541,000. Restructured loans decreased $21,000 or 6.5% to $304,000.

Expansion

Currently, the Company has no definitive expansion plans in place. The Company continues to evaluate new opportunities for branches but will continue to be very selective about the opportunities it pursues.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The adoption of FAS 143 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145, "Rescission of FAS 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" (FAS 145). This statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. FAS 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of FAS 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after January 1, 2003. The adoption of FAS 145 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material impact on the Company's consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). This statement is an amendment of FAS Statements No. 72 and 144 and FAS Interpretation No. 9. FAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both FAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of FAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FAS 144 requires for other long-lived assets that are held and used. The adoption of FAS 147 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). This Statement is an amendment of FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. This Statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair-value based method of accounting. In addition, FAS 148 prescribes a specific tabular format and requires disclosure in the "Summary of Significant Accounting Policies" or its equivalent.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur.

FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 requires identical accounting for guarantees issued with or without a separately identified premium.

The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that FIN 45 will have a material impact on its consolidated financial statements.

On January 17, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation

No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as applies to existing entities. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The effective dates and transition provisions of the Interpretation are as follows: Public companies will be required to apply the Interpretation to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of March 31, 2003, were within policy guidelines. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Nonaccrual loans totaling $2,351,000 are not included in the loan totals. All instruments are classified as other than trading.

                                                                           EXPECTED MATURITY DATE
                                                                           (dollars in thousands)

                                                                        Twelve Months Ending March 31,
                                                                        ------------------------------
                                                                                                                           Fair
                                       2004        2005        2006        2007        2008     Thereafter     Total        Value
                                       ----        ----        ----        ----        ----     ----------     -----        -----
Fixed Rate Loans .................  $ 198,759   $  96,939   $  58,070   $  35,020   $  20,850   $  45,506   $   455,144  $   478,725
                                         6.88%       7.09%       6.95%       6.77%       6.58%       5.73%        6.80%

Adjustable Rate Loans ............     37,166       8,613       6,830      12,542      13,604      37,149       115,904  $   115,904
                                         4.90%       4.80%       4.65%       4.79%       4.85%       4.74%        4.81%

Mortgage-backed Securities .......    218,461     124,060      70,116      38,573      21,096      19,783       492,089  $   492,089
                                         4.27%       4.23%       4.18%       4.10%       4.05%       4.01%        4.21%

Investments and Other
Interest Earning Assets ..........     63,744         265         913         341         353      80,937       146,553  $   146,553
                                         1.84%       7.80%       8.73%       7.84%       7.87%       7.47%        5.03%

Total Interest Earning Assets ....  $ 518,130   $ 229,877   $ 135,929   $  86,476   $  55,903   $ 183,375   $ 1,209,690  $ 1,233,271
                                         5.02%       5.46%       5.42%       5.30%       5.21%       6.11%        5.34%

Savings Deposits .................  $   4,227   $   2,113   $   2,113   $   2,113   $   2,113   $  29,584   $    42,263  $    41,044
                                         0.81%       0.81%       0.81%       0.81%       0.81%       0.81%        0.81%

NOW Deposits .....................     24,831       4,792       4,792       4,792       4,792      67,076       111,075  $   106,616
                                         0.67%       0.33%       0.33%       0.33%       0.33%       0.33%        0.41%

Money Market Deposits ............     20,761       6,920       6,920       6,920       6,920      20,761        69,202  $    69,647
                                         0.97%       0.97%       0.97%       0.97%       0.97%       0.97%        0.97%

Platinum Money Market ............     43,407       4,651       4,651       4,651       4,650          --        62,010  $    63,092
                                         1.15%       1.15%       1.15%       1.15%       1.15%         --         1.15%

Certificates of Deposit ..........    243,660      46,334      16,980      18,816      14,713         285       340,788  $   349,624
                                         2.48%       4.07%       4.64%       5.10%       4.29%       6.50%        3.03%

FHLB Dallas Advances .............     85,986     100,900      44,513      23,965      10,839      83,344       349,547  $   361,733
                                         4.66%       3.26%       4.49%       4.77%       4.13%       5.50%        4.43%

Other Borrowings .................      2,500          --          --          --          --      33,923        36,423  $    48,889
                                         1.04%         --          --          --          --        8.60%        8.08%

Total Interest Bearing Liabilities  $ 425,372   $ 165,710   $  79,969   $  61,257   $  44,027   $ 234,973   $ 1,011,308  $ 1,040,645
                                         2.58%       3.22%       3.68%       3.68%       2.80%       3.48%        3.06%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At March 31, 2003, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At March 31, 2003, of the $492.1 million of mortgage-backed and related securities held by the Company, an aggregate of $490.8 million were collateralized by fixed-rate mortgage loans and an aggregate of $1.3 million were secured by adjustable-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 60% of transaction accounts at March 31, 2003, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at March 31, 2003 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) An annual meeting of shareholders was held on April 17, 2003.

        (b) The election of four directors (term expiring at the 2006 Annual Meeting) were as follows:

                                     FOR         WITHHELD
                                  ---------      --------
            Herbert C. Buie ..    5,658,296       51,380
            Robbie N. Edmonson    5,657,493       52,183
            Michael D. Gollob     5,658,296       51,380
            Joe Norton .......    5,657,811       51,865

            Directors continuing until the 2004 Annual Meeting are as follows:

            Fred E. Bosworth
            B. G. Hartley
            Paul W. Powell

            Directors continuing until the 2005 Annual Meeting are as follows:

            Rollins Caldwell
            Sam Dawson
            William Sheehy

        (c) The matters voted upon and the results of the voting were as follows:

            The shareholders voted 5,556,626 shares in the affirmative, 102,865 shares in the negative, and 50,185 abstentions to transact other business that may properly come before the meeting or any adjournments. There was no new business presented at the meeting.

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits -

         Exhibit
           No.
           ---
         * 99.1  -  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

         * 99.2  -  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

      (b) Reports on Form 8-K - Earnings Release dated April 17, 2003.

      -----------
      * Filed herewith.

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


DATE: May 13, 2003



                                        /s/ LEE R. GIBSON
                                            ------------------------------------
                                            Lee R. Gibson, Executive Vice
                                            President (Principal Financial
                                            and Accounting Officer)



DATE: May 13, 2003

                                 CERTIFICATION

I, B. G. Hartley, Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. (the "Company"), certify that:

1.    I have reviewed this report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                  By: /s/ B. G. Hartley
                                        ----------------------------------------
                                        B. G. Hartley
                                        Chairman of the Board and Chief
                                        Executive Officer

                                  CERTIFICATION

I, Lee R. Gibson, Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. (the "Company"), certify that:

1.    I have reviewed this report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                  By: /s/ Lee R. Gibson
                                        ----------------------------------------
                                        Lee R. Gibson, CPA
                                        Executive Vice President and Chief
                                        Financial Officer

                                  Exhibit Index

Exhibit
Number      Description
------      -----------
 99.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

 99.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002