Form 10-Q
period 2003-06-30
SOUTHSIDE BANCSHARES INC
filed 2003-08-13
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      June 30, 2003
                                                   -------------------
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM      to


                         Commission file number        0-12247
                                                ---------------------

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                      75-1848732
---------------------------------------         --------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

     1201 S. Beckham, Tyler, Texas                            75701
---------------------------------------         --------------------------------
 (Address of principal executive offices)                   (Zip Code)

                                  903-531-7111
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No    .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X . No    .

The number of shares outstanding of each of the issuer's classes of capital stock as of July 31, 2003 was 8,571,398 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                  June 30,       December 31,
                                     ASSETS                         2003             2002
                                                                -----------      -----------
Cash and due from banks ...................................     $    39,339      $    49,607
Federal funds sold ........................................           3,150               --
Investment securities available for sale ..................         118,438          151,509
Mortgage-backed and related securities available for sale .         567,927          489,015
Marketable equity securities available for sale ...........          22,682           22,391

Loans:

   Loans, net of unearned discount ........................         577,092          582,241
   Less: Allowance for loan losses ........................          (6,605)          (6,195)
                                                                -----------      -----------
     Net Loans ............................................         570,487          576,046
Premises and equipment, net ...............................          29,699           30,100
Interest receivable .......................................           8,349            8,930
Other assets ..............................................          22,125           21,588
                                                                -----------      -----------
     TOTAL ASSETS .........................................     $ 1,382,196      $ 1,349,186
                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

   Noninterest bearing ....................................     $   216,240      $   193,305
   Interest bearing .......................................         628,871          621,181
                                                                -----------      -----------
     Total Deposits .......................................         845,111          814,486

Short-term obligations:

   Federal funds purchased ................................              --           15,850
   FHLB Dallas advances ...................................         176,628          153,422
   Other obligations ......................................           2,283            2,500
                                                                -----------      -----------
      Total Short-term obligations ........................         178,911          171,772

Long-term obligations:

   FHLB Dallas advances ...................................         223,763          231,140
   Junior subordinated convertible debentures .............          12,460           14,225
   Junior subordinated debentures .........................          20,000           20,000
                                                                -----------      -----------
      Total Long-term obligations .........................         256,223          265,365
Deferred tax liability ....................................           2,805            3,631
Other liabilities .........................................          12,357           11,765
                                                                -----------      -----------
     TOTAL LIABILITIES ....................................       1,295,407        1,267,019
                                                                -----------      -----------
Shareholders' equity:

   Common stock:  ($1.25 par, 20,000,000 shares authorized,
    9,839,369 and 9,557,598 shares issued) ................          12,299           11,947
   Paid-in capital ........................................          46,057           44,050
   Retained earnings ......................................          35,240           29,805
   Treasury stock (1,358,587 and 1,198,787 shares at cost)          (15,481)         (12,714)
   Accumulated other comprehensive income .................           8,674            9,079
                                                                -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY ..........................          86,789           82,167
                                                                -----------      -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $ 1,382,196      $ 1,349,186
                                                                ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

                                                       Quarter Ended June 30,    Six Months Ended June 30,
                                                       ----------------------    -------------------------
                                                          2003       2002            2003         2002
                                                        -------     -------         -------     -------
Interest income
   Loans ..........................................     $ 9,186     $ 9,433         $18,204     $19,024
   Investment securities ..........................       1,074       1,765           2,379       3,639
   Mortgage-backed and related securities .........       4,990       6,130          10,177      11,987
   Marketable equity securities ...................         140         165             290         336
   Other interest earning assets ..................          47          16              61          32
                                                        -------     -------         -------     -------
       Total interest income ......................      15,437      17,509          31,111      35,018
Interest expense
   Deposits .......................................       2,926       4,100           6,425       8,383
   Short-term obligations .........................       1,543       1,468           3,082       2,671
   Long-term obligations ..........................       3,094       3,500           6,271       7,486
                                                        -------     -------         -------     -------
       Total interest expense .....................       7,563       9,068          15,778      18,540
                                                        -------     -------         -------     -------
Net interest income ...............................       7,874       8,441          15,333      16,478
Provision for loan losses .........................         525         601           1,054       1,051
                                                        -------     -------         -------     -------
Net interest income after provision for loan losses       7,349       7,840          14,279      15,427
                                                        -------     -------         -------     -------
Noninterest income
   Deposit services ...............................       3,094       2,643           6,071       5,123
   Gain on sales of securities available for sale .       1,388         799           3,579       1,043
   Mortgage servicing release fees ................         786         513           1,461         905
   Trust income ...................................         244         227             475         481
   Bank owned life insurance ......................         301         326             492         495
   Other ..........................................         366         261             670         466
                                                        -------     -------         -------     -------
       Total noninterest income ...................       6,179       4,769          12,748       8,513
                                                        -------     -------         -------     -------

Noninterest expense
   Salaries and employee benefits .................       6,028       5,420          11,947      10,598
   Net occupancy expense ..........................         977         978           1,950       1,915
   Equipment expense ..............................         177         141             350         325
   Advertising, travel & entertainment ............         454         482             938         878
   ATM and bank analysis fees .....................         229         225             441         433
   Supplies .......................................         169         178             314         366
   Professional fees ..............................         157         184             363         331
   Postage ........................................         143         123             279         241
   Other ..........................................       1,177         968           2,374       1,879
                                                        -------     -------         -------     -------
       Total noninterest expense ..................       9,511       8,699          18,956      16,966
                                                        -------     -------         -------     -------

Income before federal tax expense .................       4,017       3,910           8,071       6,974
Provision for federal tax expense .................         590         549           1,287         847
                                                        -------     -------         -------     -------
Net Income ........................................     $ 3,427     $ 3,361         $ 6,784     $ 6,127
                                                        =======     =======         =======     =======

Earnings per common share - basic .................     $  0.41     $  0.40         $  0.81     $  0.74
                                                        =======     =======         =======     =======
Earnings per common share - diluted ...............     $  0.34     $  0.34         $  0.68     $  0.62
                                                        =======     =======         =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)

                                                                                               Accumulated
                                                                                                  Other
                                                                                                 Compre-     Total
                                               Compre-                                           hensive     Share-
                                               hensive  Common   Paid in  Retained  Treasury     Income     holders'
                                               Income   Stock    Capital  Earnings    Stock      (Loss)     Equity
                                               ------   -----    -------  --------    -----      ------     ------
Balance at December 31, 2002.................  $        $11,947  $44,050  $29,805   $(12,714)    $9,079     $82,167
Net Income...................................   6,784                       6,784                             6,784
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 3)..    (405)                                             (405)       (405)
                                               ------
Comprehensive income.........................  $6,379
                                               ======
Common stock issued (281,771 shares).........               352    1,875                                      2,227
Dividends paid on common stock...............                              (1,349)                           (1,349)
Purchase of 159,800 shares of
  common stock...............................                                         (2,767)                (2,767)
Tax benefit of incentive stock options.......                        132                                        132
                                                        -------  -------  -------   --------     ------     -------
Balance at June 30, 2003.....................           $12,299  $46,057  $35,240   $(15,481)    $8,674     $86,789
                                                        =======  =======  =======   ========     ======     =======

Balance at December 31, 2001.................  $        $10,917  $35,195  $25,133   $ (8,511)    $5,851     $68,585
Net Income...................................   6,127                       6,127                             6,127

Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3)..     735                                               735         735
                                               ------
Comprehensive income.........................  $6,862
                                               ======
Common stock issued (283,804 shares).........               354    2,082                                      2,436
Dividends paid on common stock...............                              (1,260)                           (1,260)
Purchase of 222,600 shares of
  common stock...............................                                         (3,372)                (3,372)
Tax benefit of incentive stock options.......                        108                                        108
                                                        -------  -------  -------   --------     ------     -------
Balance at June 30, 2002.....................           $11,271  $37,385  $30,000   $(11,883)    $6,586     $73,359
                                                        =======  =======  =======   ========     ======     =======




The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                  2003           2002
                                                                               ---------      ---------
OPERATING ACTIVITIES:

 Net income ..............................................................     $   6,784      $   6,127
 Adjustments to reconcile net cash provided by operations:

  Depreciation ...........................................................         1,187          1,135

  Amortization of premium ................................................         6,507          4,882
  Accretion of discount and loan fees ....................................          (161)          (203)
  Provision for loan losses ..............................................         1,054          1,051
  Decrease (increase) in interest receivable .............................           581           (453)
  (Increase) decrease in other assets ....................................          (774)           568
  Increase in deferred tax asset .........................................          (617)          (241)
  Decrease in interest payable ...........................................          (378)          (357)
  Increase in other liabilities ..........................................           753         13,457
  Loss on retirement of premises and equipment ...........................           149             --
  Gain on sales of premises and equipment ................................            (5)           (12)
  Impairment of other real estate owned ..................................            62             --
  Gain on sales of other real estate owned ...............................           (26)           (28)
  Gain on sales of available for sale securities .........................        (3,579)        (1,043)
                                                                               ---------      ---------
    Net cash provided by operating activities ............................        11,537         24,883

INVESTING ACTIVITIES:

 Net increase in federal funds sold ......................................        (3,150)            --
 Proceeds from sales of investment securities available for sale .........        54,181         68,860
 Proceeds from sales of mortgage-backed securities available for sale ....       119,556         66,527
 Proceeds from maturities of investment securities available for sale ....        50,135          7,515
 Proceeds from maturities of mortgage-backed securities available for sale       117,424        112,645
 Purchases of investment securities available for sale ...................       (66,366)       (63,620)
 Purchases of mortgage-backed securities available for sale ..............      (324,152)      (214,047)
 Purchases of marketable equity securities available for sale ............          (291)          (780)
 Net decrease (increase) in loans ........................................         3,808        (17,308)
 Purchases of premises and equipment .....................................          (938)        (4,030)
 Proceeds from sales of premises and equipment ...........................             8             19
 Proceeds from sales of other real estate owned ..........................           358             79
 Proceeds from sales of repossessed assets ...............................           540            977
                                                                               ---------      ---------
    Net cash used in investing activities ................................       (48,887)       (43,163)





The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2003          2002
                                                                                 --------      --------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ...............................     $ 44,655      $ 20,520
 Net (decrease) increase in certificates of deposit ........................      (14,030)       10,368
 Net decrease in federal funds purchased ...................................      (15,850)      (10,800)
 Net increase (decrease) in FHLB Dallas advances ...........................       15,829        (5,176)
 Net decrease in junior subordinated convertible dentures ..................       (1,765)       (1,880)
 Tax benefit of incentive stock options ....................................          132           108
 Proceeds from the issuance of common stock ................................        2,227         2,436
 Purchase of common stock ..................................................       (2,767)       (3,372)
 Dividends paid ............................................................       (1,349)       (1,260)
                                                                                 --------      --------
      Net cash provided by financing activities ............................       27,082        10,944
Net decrease in cash and cash equivalents ..................................      (10,268)       (7,336)
Cash and cash equivalents at beginning of period ...........................       49,607        52,681
                                                                                 --------      --------
Cash and cash equivalents at end of period .................................     $ 39,339      $ 45,345
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

 Interest paid .............................................................     $ 16,156      $ 18,897
 Income taxes paid .........................................................     $  1,600      $  1,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 Acquisition of other repossessed assets and real estate through foreclosure     $    698      $  1,837




The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2003, and the related consolidated statements of income, shareholders' equity and cash flow for the quarter and six-month periods ended June 30, 2003 and 2002 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                            Quarter Ended June 30,        Six Months Ended June 30,
                                                            ----------------------        -------------------------
                                                               2003        2002               2003        2002
                                                             -------     -------             -------     -------
Basic Earnings and Shares:

     Net income ........................................     $ 3,427     $ 3,361             $ 6,784     $ 6,127
                                                             =======     =======             =======     =======
     Weighted-average basic shares outstanding .........       8,437       8,323               8,408       8,259

Basic Earnings Per Share:
     Net income ........................................     $  0.41     $  0.40             $  0.81     $  0.74
                                                             =======     =======             =======     =======


Diluted Earnings and Shares:

     Net income ........................................     $ 3,427     $ 3,361             $ 6,784     $ 6,127
     Add:  Applicable dividend on convertible debentures         180         218                 381         462
                                                             -------     -------             -------     -------
     Adjusted net income ...............................     $ 3,607     $ 3,579             $ 7,165     $ 6,589
                                                             =======     =======             =======     =======

     Weighted-average basic shares outstanding .........       8,437       8,323               8,408       8,259
     Add: Stock options ................................         616         628                 620         604
          Convertible debentures .......................       1,473       1,678               1,517       1,772
                                                             -------     -------             -------     -------
     Weighted-average diluted shares outstanding .......      10,526      10,629              10,545      10,635
                                                             =======     =======             =======     =======
Diluted Earnings Per Share:

     Net income ........................................     $  0.34     $  0.34             $  0.68     $  0.62
                                                             =======     =======             =======     =======

3. Comprehensive Income (Loss)


The components of accumulated comprehensive income (loss) are as follows:

                                                                   Six Months Ended June 30, 2003
                                                      -----------------------------------------------------
                                                      Before-Tax         Tax (Expense)           Net-of-Tax
                                                       Amount                Benefit               Amount
                                                      -------                -------              -------
Unrealized losses on securities:

   Unrealized holding gains arising during period     $ 2,965                $(1,008)               $ 1,957
    Less: reclassification adjustment for gains
        included in net income ..................       3,579                 (1,217)                 2,362
                                                      -------                -------                -------
    Net unrealized losses on securities .........        (614)                   209                   (405)
                                                      -------                -------                -------
Other comprehensive loss ........................     $  (614)               $   209                $  (405)
                                                      =======                =======                =======


                                                                  Quarter Ended June 30, 2003
                                                      -----------------------------------------------------
                                                      Before-Tax         Tax (Expense)           Net-of-Tax
                                                       Amount               Benefit                Amount
                                                      -------               -------               -------
Unrealized gains on securities:

   Unrealized holding gains arising during period     $2,130                 $ (724)                 $1,406
    Less: reclassification adjustment for gains
        included in net income ..................      1,388                   (472)                    916
                                                      ------                 ------                  ------
    Net unrealized gains on securities ..........        742                   (252)                    490
                                                      ------                 ------                  ------
Other comprehensive income ......................     $  742                 $ (252)                 $  490
                                                      ======                 ======                  ======



                                                                   Six Months Ended June 30, 2002
                                                      -----------------------------------------------------
                                                      Before-Tax         Tax (Expense)           Net-of-Tax
                                                       Amount                Benefit               Amount
                                                      -------                -------              -------
Unrealized gains on securities:

   Unrealized holding gains arising during period     $2,157                 $ (733)              $1,424
    Less: reclassification adjustment for gains
        included in net income ..................      1,043                   (354)                 689
                                                      ------                 ------               ------
    Net unrealized gains on securities ..........      1,114                   (379)                 735
                                                      ------                 ------               ------
Other comprehensive income ......................     $1,114                 $ (379)              $  735
                                                      ======                 ======               ======



                                                                  Quarter Ended June 30, 2002
                                                      -----------------------------------------------------
                                                      Before-Tax         Tax (Expense)           Net-of-Tax
                                                       Amount               Benefit                Amount
                                                      -------               -------               -------
Unrealized gains on securities:

   Unrealized holding gains arising during period     $ 3,779             $(1,284)                 $ 2,495

    Less:  reclassification adjustment for gains

        included in net income ..................         799                (271)                     528
                                                      -------             -------                  -------
    Net unrealized gains on securities ..........       2,980              (1,013)                   1,967
                                                      -------             -------                  -------

Other comprehensive income ......................     $ 2,980             $(1,013)                 $ 1,967
                                                      =======             =======                  =======

4. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies the intrinsic value method of APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information for the value method required by FAS 123 and 148.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At June 30, 2003, there were no stock options available for grant. At June 30, 2002, there were 22,489 stock options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were 27,500 incentive stock options granted in 2003. There were no incentive stock options granted in 2002. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options and the changes during the periods ended on those dates is presented below:

                                                                           Quarter Ended June 30
                                                         ----------------------------------------------------------
                                                                   2003                            2002
                                                         --------------------------      --------------------------
                                                                          Weighted                         Weighted
                                                         # Shares of      Average        # Shares of        Average
                                                          Underlying      Exercise        Underlying       Exercise
                                                           Options         Prices          Options          Prices
                                                           -------         ------          -------          ------
Outstanding at beginning of the period ..............      1,027,768      $     6.67      1,130,865      $     6.25
Granted .............................................             --      $       --             --      $       --
Exercised ...........................................        (25,483)     $     5.65        (45,029)     $     6.12
Forfeited ...........................................           (348)     $     6.70             --      $       --
Expired .............................................             --      $       --             --      $       --
Outstanding at end of period ........................      1,001,937      $     6.69      1,085,836      $     6.25
Exercisable at end of period ........................        724,500      $     6.27        703,902      $     5.87

Weighted-average fair value of
options granted during
the period ended June 30 ............................           N/A                             N/A




                                                                          Six Months Ended June 30,
                                                          --------------------------------------------------------
                                                                   2003                            2002
                                                          ------------------------      --------------------------
                                                                          Weighted                        Weighted
                                                          # Shares of      Average      # Shares of       Average
                                                          Underlying      Exercise       Underlying       Exercise
                                                           Options         Price          Options          Prices
                                                           -------         -----          -------          ------
Outstanding at beginning of the period ..............     1,049,750      $     6.29      1,160,070      $     6.22
Granted .............................................        27,500      $    16.10             --      $       --
Exercised ...........................................       (70,891)     $     4.28        (71,649)     $     5.80
Forfeited ...........................................        (4,422)     $     6.65         (2,585)     $     6.69
Expired .............................................            --      $       --             --      $       --
Outstanding at end of period ........................     1,001,937      $     6.69      1,085,836      $     6.25
Exercisable at end of period ........................       724,500      $     6.27        703,902      $     5.87

Weighted-average fair value of
options granted during
the period ended June 30 ............................    $     4.91                            N/A



The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

     The following table summarizes information about stock options outstanding at June 30, 2003:

                                              Options Outstanding                      Options Exercisable
                           ---------------------------------------------------    ------------------------------
                                               WEIGHTED AVG.
                                                  REMAINING
        RANGE OF             NUMBER            CONTRACT LIFE     WEIGHTED AVG.      NUMBER         WEIGHTED AVG.
     EXERCISE PRICES       OUTSTANDING            (YEARS)       EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
     ---------------       -----------            -------       --------------    -----------     --------------
$   4.07 to  $  6.70         660,531                4.7            $  5.98          481,112         $  5.71
$   7.26 to  $ 16.10         341,406                6.0            $  8.08          243,388         $  7.38
                            ---------                                             ---------
$   4.07 to  $ 16.10        1,001,937               5.2            $  6.69          724,500         $  6.27
                            =========                                             =========

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company's net income and net income per common share would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                      Quarter Ended June 30                               Six Months Ended June 30,
                       ---------------------------------------------------     ---------------------------------------------------
                                2003                        2002                        2003                        2002
                       -----------------------     -----------------------     -----------------------     -----------------------
                       As Reported   Pro Forma     As Reported   Pro Forma     As Reported   Pro Forma     As Reported   Pro Forma
                       -----------   ---------     -----------   ---------     -----------   ---------     -----------   ---------
FAS123 Charge          $      --     $      43     $      --     $      47     $      --     $      83     $      --     $      98
Net Income             $   3,427     $   3,384     $   3,361     $   3,314     $   6,784     $   6,701     $   6,127     $   6,029
Net Income per
Common Share-Basic     $    0.41     $    0.40     $    0.40     $    0.40     $    0.81     $    0.80     $    0.74     $    0.73
Net Income per
Common Share-Diluted   $    0.34     $    0.34     $    0.34     $    0.33     $    0.68     $    0.67     $    0.62     $    0.61

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

5. Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies (1) the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In addition, FAS 149 amends FAS 133 to reflect decisions made as part of the Derivatives Implementation Group
(DIG) process that effectively required amendments to FAS 133, in connection with other projects dealing with financial instruments, and regarding implementation issues related to the application of the definition of a derivative. The changes in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly and clarifying when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The guidance is to be applied prospectively. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not believe FAS 149 will have a material impact on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.

FAS 150 affects the issuer's accounting for three types of freestanding financial instruments:

      1. Mandatorily redeemable shares are required to be redeemed at a specified or determinable date or upon an event certain to occur. A financial instrument is deemed mandatorily redeemable if it embodies an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. No entity would be exempt from classifying MRIs as liabilities. Further, those entities that have only one class of stock and that stock is considered mandatorily redeemable would be required to specifically distinguish those instruments within the financial statements from other instruments classified as liabilities.

      2. Put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer's own equity shares.


      3. Certain obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index or varies inversely with the value of the issuers' shares. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities -- all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe FAS 150 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 2003 compared to June 30, 2002.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 2003 compared to the same period in 2002. Net income for the quarter and six months ended June 30, 2003 was $3.4 million and $6.8 million compared to $3.4 million and $6.1 million for the same period in 2002.

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

The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming quality loan growth is available in the Company's market area. During the first six months ended June 30, 2003 quality loan growth was not available at a market price the Company was willing to accept. On the liability side, the Company will attempt to gradually reduce FHLB Dallas borrowings as a percentage of total deposits assuming deposits can be retained or acquired at a lower overall cost. The intended net result is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the Asset Liability Committee (ALCO) scenarios modeled.

Net Interest Income

Net interest income for the six months ended June 30, 2003 was $15.3 million, a decrease of $1.1 million or 6.9% when compared to the same period in 2002. Average interest earning assets increased $48.9 million or 4.2%, while the net interest spread decreased from 2.66% at June 30, 2002 to 2.34% at June 30, 2003 and the net margin decreased from 3.17% at June 30, 2002 to 2.84% at June 30, 2003. Net interest income decreased as a result of decreases in the Company's net interest margin and spread during the first six months of 2003 when compared to the same period in 2002, which was due in part to lower mortgage interest rates and the lower overall interest rate environment. This led to substantially increased residential mortgage refinancing nationwide and in the Company's market area combined with substantially increased repricing of all of the Company's other loan types. Increased prepayments associated with the Company's mortgage-backed securities, residential mortgage loans and the substantial increase in repricing of other loan types may continue to impact the Company's net interest margin during the third quarter of 2003 or until overall interest rates increase. This may be offset by several factors including deposit repricing strategies fully implemented during the second quarter, $61.5 million of fixed rate FHLB advances currently at an average rate of 4.42% that will reprice during the last two quarters of 2003 and continued fee income from the sale of mortgage loans into the secondary market due to the volume of refinancing that the Company is currently handling in its market area. The Company's net interest margin and spread increased slightly during the second quarter ended June 30, 2003 to 2.87% and 2.37%, respectively, when compared to 2.80% and 2.30%, respectively, for the first quarter ended March 31, 2003.

During the six months ended June 30, 2003, average loans, funded primarily by the growth in average deposits, increased $36.2 million or 6.7%, compared to the same period in 2002. The average yield on loans decreased from 7.37% at June 30, 2002 to 6.73% at June 30, 2003 reflective of an overall decrease in interest rates. As interest rates have declined, especially short-term interest rates, loan customers are increasingly requesting floating rate loans, which lowers the overall yield on loans. In addition, the Company has experienced a large number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain low or move lower, the Company anticipates it will be required to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield. The decrease in interest income on loans of $820,000 or 4.3% was the result of the decrease in interest rates partially offset by the increase in average loans. During the first six months ended June 30, 2003, loans decreased $5.1 million or 0.9% when compared to the year ended December 31, 2002 primarily as a result of a decrease in sold mortgage loans in the process of funding.

Average securities increased $4.3 million or 0.7% for the six months ended June 30, 2003 when compared to the same period in 2002. This increase was a result of the increase in average deposits. The overall yield on average securities decreased to 4.39% during the six months ended June 30, 2003 from 5.58% during the same period in 2002. This decrease is reflective of overall lower interest rates, increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to lower duration, reduce tax-free income derived from the securities portfolio and reposition some of the mortgage-backed securities coupons in an attempt to reduce prepayments.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $17,000 or 4.6% for the six months ended June 30, 2003 when compared to 2002 as a result of the decrease in the average yield from 3.04% in 2002 to 2.16% at June 30, 2003, due to lower interest rates, which were partially offset by an increase in the average balance.

Total interest expense decreased $2.8 million or 14.9% to $15.8 million during the six months ended June 30, 2003 as compared to $18.5 million during the same period in 2002. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $15.6 million or 1.5%. The average yield on interest bearing liabilities decreased from 3.69% at June 30, 2002 to 3.09% at June 30, 2003.

Average interest bearing deposits increased $40.0 million or 6.8% while the average rate paid decreased from 2.88% at June 30, 2002 to 2.04% at June 30, 2003. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, decreased $15.2 million or 9.6%
as compared to the same period in 2002. Interest expense associated with short-term interest bearing liabilities increased $411,000 or 15.4% and the average rate paid increased 94 basis points for the six month period ended June 30, 2003 when compared to the same period in 2002 due to long-term advances rolling into the short-term category and overnight advances decreasing. Average long-term interest bearing liabilities consisting of FHLB Dallas advances decreased $6.9 million or 3.0% during the six months ended June 30, 2003 to $224.3 million as compared to $231.1 million at June 30, 2002. Interest expense associated with long-term FHLB Dallas advances decreased $1.1 million or 18.4% and the average rate paid decreased 82 basis points for the six months ended June 30, 2003 when compared to the same period in 2002. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures decreased from $16.1 million at June 30, 2002 to $13.8 million at June 30, 2003. During the six months ended June 30, 2003, 176,600 convertible trust preferred shares were converted into 194,697 shares of the Company's common stock. During the second quarter ended June 30, 2003, 146,400 convertible trust preferred shares were converted into 161,403 shares of the Company's common stock. Subsequent to June 30, 2003, an additional 66,231 convertible trust preferred shares were converted into 73,018 shares of the Company's common stock. Cumulative to date, 515,295 convertible trust preferred shares were converted into 556,703 shares of the Company's common stock. The total convertible trust preferred shares converted to date represents 30.4% of the convertible trust preferred issue. Interest expense decreased $122,000 or 17.5% as a result of conversions of the convertible trust preferred shares into shares of the Company's common stock.

Average Long Term Junior Subordinated Debentures remained the same at $20 million from June 30, 2002 to June 30, 2003. Interest expense and rate paid were the same for the six months ended June 30, 2003 and 2002. Effective June 30, 2003 these $20 million Junior Subordinated Debentures are eligible to be called at the Company's discretion with proper notice. As of June 30, 2003 the Company had $1.0 million in unamortized origination cost that would have to be expensed should the Company call these debentures.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                  SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                                  -------------------------------------------------------------------
                                      AVERAGE                        AVERAGE            AVERAGE                        AVERAGE
                                      BALANCE       INTEREST          YIELD             BALANCE       INTEREST          YIELD
                                    --------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
                                        Six Months Ended June 30, 2003                     Six Months Ended June 30, 2002
                                    ------------------------------------------        ------------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2)                       $   575,628    $    19,205        6.73%           $   539,408    $    19,714        7.37%
 Investment Securities (3)(4)           113,247          3,301        5.88%               154,400          5,019        6.56%
 Mortgage-backed Securities (4)         505,506         10,177        4.06%               460,090         11,987        5.25%
 Other Interest Earning
   Assets                                32,840            351        2.16%                24,412            368        3.04%
                                    -----------    -----------                        -----------    -----------
TOTAL INTEREST EARNING
ASSETS                                1,227,221         33,034        5.43%             1,178,310         37,088        6.35%
                                                   -----------                                       -----------

NONINTEREST EARNING
ASSETS:

Cash and Due from Banks                  36,356                                            35,202
Bank Premises and Equipment              29,906                                            29,445
Other Assets                             46,238                                            39,276
  Less:  Allowance for Loan Loss         (6,476)                                           (6,069)
                                    -----------                                       -----------
TOTAL ASSETS                        $ 1,333,245                                       $ 1,276,164
                                    ============                                      ===========


INTEREST BEARING LIABILITIES:
 Deposits                           $   627,690    $     6,425        2.06%           $   587,672    $     8,383        2.88%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                             2,082             13        1.26%                 4,083             39        1.93%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas             141,418          3,069        4.38%               154,618          2,632        3.43%
 Long Term Interest Bearing
  Liabilities - FHLB Dallas             224,272          4,844        4.36%               231,138          5,937        5.18%
 Long Term Junior Subordinated
  Convertible Debentures                 13,751            577        8.39%                16,077            699        8.70%
 Long Term Junior
  Subordinated  Debentures               20,000            850        8.50%                20,000            850        8.50%
                                    ------------   -----------                        -----------    -----------
TOTAL INTEREST BEARING
LIABILITIES                           1,029,213         15,778        3.09%             1,013,588         18,540        3.69%
                                                   -----------                                       -----------

NONINTEREST BEARING
LIABILITIES
Demand Deposits                         197,523                                           179,279
Other Liabilities                        21,403                                            11,463
                                    ------------                                      -----------
Total Liabilities                     1,248,139                                         1,204,330

SHAREHOLDERS' EQUITY                     85,106                                            71,834
                                    ------------                                      -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $ 1,333,245                                       $ 1,276,164
                                    ============                                      ===========

NET INTEREST INCOME                                $    17,256                                       $    18,548
                                                   ===========                                       ===========

NET MARGIN ON AVERAGE
EARNING ASSETS                                                        2.84%                                             3.17%
                                                                     =====                                             =====

NET INTEREST SPREAD                                                   2.34%                                             2.66%
                                                                     =====                                             =====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,001 and $690 as of June 30, 2003 and 2002, respectively.

(3) Interest income includes taxable-equivalent adjustments of $922 and $1,380 as of June 30, 2003 and 2002, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Noninterest Income

Noninterest income was $12.7 million for the six months ended June 30, 2003 compared to $8.5 million for the same period in 2002. Deposit services income increased $948,000 or 18.5% for the six months ended June 30, 2003. Deposit services income increased primarily as a direct result of increases in overdraft income, increased numbers of deposit accounts and increased deposit activity from June 30, 2002 to June 30, 2003. Mortgage servicing release fee income increased $556,000 or 61.4% to $1.5 million for the six months ended June 30, 2003 from $905,000 for the same period in 2002 due to significant increases in mortgage loan refinancing the Company handled during the first six months of 2003 as a result of the lower interest rates. Other noninterest income increased $204,000 or 43.8% for the six months ended June 30, 2003 primarily as a result of increases in other fee income, income from check sales and income from subsidiaries. During the six months ended June 30, 2003, the Company had gains on the sale of securities of $3.6 million compared to $1.0 million for the same period in 2002. The Company sold securities out of its AFS portfolio to accomplish Asset Liability Committee and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During the first six months ended June 30, 2003, interest rates remained low and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to reduce tax free income derived from the securities portfolio and minimize prepayment of the premium mortgage-backed securities.

The market value of the entire securities portfolio at June 30, 2003 was $709.0 million with a net unrealized gain on that date of $13.5 million. The net unrealized gain is comprised of $15.7 million in unrealized gains and $2.2 million in unrealized losses.

Noninterest Expense

Noninterest expense was $19.0 million for the six months ended June 30, 2003, compared to $17.0 million for the same period of 2002, representing an increase of $2.0 million or 11.7%.

Salaries and employee benefits increased $1.3 million or 12.7% during the six months ended June 30, 2003 when compared to the same period in 2002. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $1.0 million or 11.5% as a result of bank growth and pay increases for the six months ended June 30, 2003 when compared to the same period in 2002. Retirement expense increased $380,000 or 43.9% for the six months ended June 30, 2003 when compared to the same period in 2002, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Retirement expense for 2003 could increase significantly due to a possible low return on plan assets, the continued low discount rate or a possible decrease in this rate, increased funding required and the increasing numbers of participants. The Company is currently using a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for the previous three straight years combined with low interest rates the Company's rate of return on plan assets did not achieve a 9.0% return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense decreased $19,000 or 1.7% for the six months ended June 30, 2003 when compared to the same period in 2002. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during the last two quarters of 2003.

Net occupancy expense increased $35,000 or 1.8% for the six months ended June 30, 2003 compared to the same period in 2002, largely due to branch expansion during 2002, higher real estate taxes and depreciation expense.

Advertising, travel and entertainment expense increased $60,000 or 6.8% compared to the same period in 2002 primarily as a result of increases in direct media costs. Professional fees increased $32,000 or 9.7% compared to the same period in 2002 due to increased consulting fees. Postage expense increased $38,000 or 15.8% compared to the same period in 2002.

Other expense increased $495,000 or 26.3% for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the retirement of assets in a grocery store branch, losses on other real estate owned, liability insurance, personnel placement fees and other losses. The retirement of assets in the grocery store branch was a result of relocating the branch within the store prior to fully depreciating the original lease improvements.

Provision for Income Taxes

The provision for the income tax expense for the six months ended June 30, 2003 was 15.9% compared to 12.1% for the six months ended June 30, 2002. The increase in the effective tax rate and income tax expense is due to the overall increase in income before income taxes and decrease in tax free income for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002 as the decrease in the average investment in tax free municipal securities more than offset the increase in the average tax free municipal loans.

Capital Resources

Total shareholders' equity for the Company at June 30, 2003, of $86.8 million increased $4.6 million from December 31, 2002, and represented 6.3% of total assets at June 30, 2003 compared to 6.1% of total assets at December 31, 2002. Net income of $6.8 million was the major contributor to the increase in shareholders' equity at June 30, 2003 along with the issuance of $2.2 million in common stock (281,771 shares) through conversions from the Company's junior subordinated debentures into the Company's common stock and the Company's incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of a decrease of $405,000 in the accumulated comprehensive income, $1.3 million in dividends paid and the purchase of $2.8 million in common stock (159,800 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the $32.5 million trust preferred securities is considered Tier 1 capital by the Federal Reserve Bank. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Bank's financial statements. At June 30, 2003, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At June 30, 2003, these investments were 25.4% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

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

The proceeds received by the Company from the Trust II Issuer were used for general corporate purposes, which included, capital contributions to the Bank to support growth, for working capital and, the repurchase of shares of the Company's common stock.

Composition of Loans

One of the Company's main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg counties. Total average loans increased $36.2 million or 6.7% from the six months ended June 30, 2002 to June 30, 2003. The majority of the increase is in loans to municipalities and real estate loans. The increase in municipal loans is due to a strong commitment in municipal lending. The increase in average real estate loans is a result of increases in commercial real estate loans and home equity loans.

Loan Loss Experience and Allowance for Loan Losses

The loan loss allowance is based on the most current review of the loan portfolio at that time. The Internal Loan Review department of the Company is responsible for an ongoing review of the Bank's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the Internal Loan Review department. This list is updated on a periodic basis but no less than quarterly by the servicing officer in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

While management is aware of certain risk factors within segments of the loan portfolio, allowance allocations have been made on an individual loan basis. An additional allowance is maintained on the remainder of the portfolio that is based on tracking of the Company's loan losses on loans that have not been previously identified as problems and anticipated problems using historical data and current economic valuations.

For the second quarter and six months ended June 30, 2003, loan charge-offs were $580,000 and $915,000 and recoveries were $161,000 and $271,000, respectively, resulting in net charge-offs of $419,000 and $644,000. For the second quarter and six months ended June 30, 2002, loan charge-offs were $828,000 and $1,172,000 and recoveries were $60,000 and $166,000, respectively, resulting in net charge-offs of $768,000 and $1,006,000.

Net charge-offs decreased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The necessary provision expense was estimated at $1.1 million for the six months ended June 30, 2003.

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

Total nonperforming assets at June 30, 2003 were $2.9 million, down $506,000 or 14.9% from $3.4 million at December 31, 2002. From December 31, 2002 to June 30, 2003, nonaccrual loans decreased $575,000 or 25.7% to $1.7 million. Of this total, 22.0% are residential real estate loans, 7.2% are commercial real estate loans, 54.8% are commercial loans and 16.0% are loans to individuals. Other real estate decreased $291,000 or 55.5% to $233,000 at June 30, 2003 from $524,000 at
December 31, 2002. Of this total, 10.3% consist of residential dwellings, 81.1% consist of commercial real estate and 8.6% are construction and land development loans. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days past due or more increased $333,000 or 116.0% to $620,000. Repossessed assets increased $55,000 or 500.0%
to $66,000 compared to an unusually low level of repossessed assets at December 31, 2002 of approximately $11,000. Restructured loans decreased $28,000 or 8.6% to $297,000.

Expansion

Currently the Company has no definitive expansion plans in place. The Company continues to evaluate new opportunities for branches but will continue to be very selective about the opportunities it pursues.

Accounting Pronouncements

See "Basis of Presentation" and "Accounting Pronouncements" in Note 1 and Note 5 to the Company's financial statements in this Form 10-Q.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of June 30, 2003, were within policy guidelines. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Adjustable rate student loans totaling $3.3 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,663,000, are not included in the loan totals. All instruments are classified as other than trading.

                                                                  EXPECTED MATURITY DATE
                                                                  (dollars in thousands)

                                                               Twelve Months Ending June 30,
                         --------------------------------------------------------------------------------------------------
                                                                                                                   Fair
                           2004       2005         2006         2007         2008       Thereafter      Total      Value
                           ----       ----         ----         ----         ----       ----------      -----      -----
Fixed Rate Loans         $197,351  $    90,415  $    51,376  $   28,849   $   16,004   $    68,280   $  452,275  $  476,650
                             6.92%        7.07%        6.92%       6.78%        6.52%         5.36%        6.69%

Adjustable Rate Loans      41,487        5,027        6,628      15,105       13,317        41,590      123,154     123,154
                             4.53%        4.76%        4.60%       4.66%        4.54%         4.75%        4.63%
Mortgage-backed
Securities                262,036      146,403       80,729      43,218       21,872        13,669      567,927     567,927
                             3.88%        3.79%        3.69%       3.56%        3.39%         3.44%        3.78%
Investments and Other
Interest Earning Assets    49,898          300        1,123         380          394        92,728      144,823     144,823
                             1.67%        7.70%        8.71%       7.77%        7.77%         7.08%        5.23%

Total Interest
Earning Assets           $550,772  $   242,145  $   139,856  $   87,552   $   51,587   $   216,267   $1,288,179  $1,312,554
                             4.82%        5.04%        4.96%       4.83%        4.69%         5.86%        5.05%

Savings Deposits         $  4,425  $     2,211  $     2,211  $    2,211   $    2,211   $    30,961   $   44,230  $   42,821
                             0.41%        0.41%        0.41%       0.41%        0.41%         0.41%        0.41%

NOW Deposits               26,545        4,676        4,676       4,676        4,676        65,456      110,705     106,629
                             0.62%        0.10%        0.10%       0.10%        0.10%          0.10%        0.22%

Money Market Deposits      21,733        7,244        7,244       7,244        7,244        21,732       72,441      73,386
                             0.82%        0.82%        0.82%       0.82%        0.82%         0.82%        0.82%

Platinum Money Market      49,399        5,293        5,293       5,293        5,293            --       70,571      71,806
                             0.88%        0.88%        0.88%       0.88%        0.88%           --         0.88%

Certificates of Deposit   238,654       43,888       14,616      23,395       10,178           193      330,924     339,585
                             2.11%        4.02%        4.26%       5.04%        3.82%         6.50%        2.72%

FHLB Dallas Advances      126,798      104,926       47,660      22,422       15,278        83,307      400,391     414,187
                             3.56%        3.16%        4.24%       4.64%        4.12%         5.38%        4.00%

Other Borrowings            2,283           --           --          --           --        32,460       34,743      47,557
                             0.88%          --           --          --           --          8.60%        8.09%
Total Interest
Bearing Liabilities      $469,837  $   168,238  $    81,700  $   65,241   $   44,880   $   234,109   $1,064,005  $1,095,971
                             2.21%        3.09%        3.38%       3.59%        2.54%         3.27%        2.77%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At June 30, 2003, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At June 30, 2003, $567.9 million of mortgage-backed and related securities held by the Company were collateralized by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 60% of transaction accounts at June 30, 2003, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at June 30, 2003 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2003 that the disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

            Not Applicable

ITEM 5. OTHER INFORMATION

            Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

Exhibit
  No.
  ---
* 31.1     -   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002

* 31.2     -   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002

* 32.1     -   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

* 32.2     -   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

      (b)   Reports on Form 8-K - Earnings release dated July 18, 2003

---------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHSIDE BANCSHARES, INC.
                                               (Registrant)



                                          BY:  /s/ B. G. HARTLEY
                                               ---------------------------------
                                               B. G. Hartley, Chairman of the
                                               Board and Chief Executive Officer
                                               (Principal Executive Officer)

DATE: August 13, 2003


                                               /s/ LEE R. GIBSON
                                               --------------------------------
                                               Lee R. Gibson, Executive Vice
                                               President (Principal Financial
                                               and accounting Officer)

DATE: August 13, 2003

                                  Exhibit Index

Exhibit
 Number     Description
 ------     -----------
  31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

  31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

  32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

  32.2      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002