Form 10-Q
period 2003-09-30
SOUTHSIDE BANCSHARES INC
filed 2003-11-12
CIK 705432

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                to
                                        --------------    --------------

                         Commission file number 0-12247

                           SOUTHSIDE BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  TEXAS                                  75-1848732
----------------------------------------------      ----------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

       1201 S. Beckham, Tyler, Texas                       75701
----------------------------------------------      ----------------------------
 (Address of principal executive offices)               (Zip Code)

                                  903-531-7111
                                ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No( )

The number of shares outstanding of each of the issuer's classes of capital stock as of October 31, 2003 was 9,073,794 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

                                                                         September 30,   December 31,
                                                                             2003            2002
                                                                         ------------    ------------
                                ASSETS

Cash and due from banks ..............................................   $     54,909    $     49,607
Federal funds sold ...................................................          1,350               -
Investment securities available for sale .............................        136,334         151,509
Mortgage-backed and related securities available for sale ............        578,041         489,015
Marketable equity securities available for sale ......................         22,822          22,391
Loans:
   Loans, net of unearned discount ...................................        568,790         582,241
   Less:  Allowance for loan losses ..................................         (6,540)         (6,195)
                                                                         ------------    ------------
     Net Loans .......................................................        562,250         576,046
Premises and equipment, net ..........................................         30,794          30,100
Interest receivable ..................................................          7,320           8,930
Other assets .........................................................         29,776          21,588
                                                                         ------------    ------------

     TOTAL ASSETS ....................................................   $  1,423,596    $  1,349,186
                                                                         ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing ...............................................   $    221,003    $    193,305
   Interest bearing ..................................................        625,303         621,181
                                                                         ------------    ------------
     Total Deposits ..................................................        846,306         814,486
Short-term obligations:
   Federal funds purchased ...........................................              -          15,850
   FHLB Dallas advances ..............................................        148,502         153,422
   Junior subordinated convertible debentures ........................         11,249               -
   Junior subordinated debentures ....................................         20,000               -
   Other obligations .................................................         11,429           2,500
                                                                         ------------    ------------
      Total Short-term obligations ...................................        191,180         171,772
Long-term obligations:
   FHLB Dallas advances ..............................................        257,975         231,140
   Junior subordinated convertible debentures ........................              -          14,225
   Junior subordinated debentures ....................................         20,000          20,000
                                                                         ------------    ------------
      Total Long-term obligations ....................................        277,975         265,365
Deferred tax liability ...............................................          1,510           3,631
Other liabilities ....................................................         19,662          11,765
                                                                         ------------    ------------
     TOTAL LIABILITIES ...............................................      1,336,633       1,267,019
                                                                         ------------    ------------

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
   10,449,550 and 9,557,598 shares issued) ...........................         13,062          11,947
   Paid-in capital ...................................................         54,039          44,050
   Retained earnings .................................................         29,939          29,805
   Treasury stock (1,420,587 and 1,198,787 shares at cost) ...........        (16,544)        (12,714)
   Accumulated other comprehensive income ............................          6,467           9,079
                                                                         ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY .....................................         86,963          82,167
                                                                         ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $  1,423,596    $  1,349,186
                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)


                                                              Quarter Ended            Nine Months Ended
                                                              September 30,              September 30,
                                                          -----------------------   -----------------------
                                                              2003        2002         2003         2002
                                                          ----------   ----------   ----------   ----------
Interest income
   Loans ..............................................   $    8,710   $    9,568   $   26,914   $   28,592
   Investment securities ..............................        1,148        1,608        3,527        5,247
   Mortgage-backed and related securities .............        4,614        6,371       14,791       18,358
   Marketable equity securities .......................          114          166          404          502
   Other interest earning assets ......................           22           10           83           42
                                                          ----------   ----------   ----------   ----------
       Total interest income ..........................       14,608       17,723       45,719       52,741
Interest expense
   Deposits ...........................................        2,573        4,012        8,998       12,395
   Short-term obligations .............................        1,724        1,447        4,806        4,118
   Long-term obligations ..............................        3,022        3,631        9,293       11,117
                                                          ----------   ----------   ----------   ----------
       Total interest expense .........................        7,319        9,090       23,097       27,630
                                                          ----------   ----------   ----------   ----------
Net interest income ...................................        7,289        8,633       22,622       25,111
Provision for loan losses .............................            -          530        1,054        1,581
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ...        7,289        8,103       21,568       23,530
                                                          ----------   ----------   ----------   ----------
Noninterest income
   Deposit services ...................................        3,441        2,687        9,512        7,810
   Gain on sales of securities available for sale .....          699        2,044        4,278        3,087
   Mortgage servicing release fees ....................          853          566        2,314        1,471
   Trust income .......................................          273          243          748          724
   Bank owned life insurance ..........................          257          168          749          663
   Other ..............................................          394          264        1,064          730
                                                          ----------   ----------   ----------   ----------
       Total noninterest income .......................        5,917        5,972       18,665       14,485
                                                          ----------   ----------   ----------   ----------
Noninterest expense
   Salaries and employee benefits .....................        5,751        5,549       17,698       16,147
   Net occupancy expense ..............................          995        1,015        2,945        2,930
   Equipment expense ..................................          177          182          527          507
   Advertising, travel & entertainment ................          343          422        1,281        1,300
   ATM and bank analysis fees .........................          254          209          695          642
   Supplies ...........................................          173          180          487          546
   Professional fees ..................................          172          147          535          478
   Postage ............................................          144          141          423          382
   Other ..............................................        2,094        1,138        4,468        3,017
                                                          ----------   ----------   ----------   ----------
       Total noninterest expense ......................       10,103        8,983       29,059       25,949
                                                          ----------   ----------   ----------   ----------

Income before federal tax expense .....................        3,103        5,092       11,174       12,066
Provision for federal tax expense .....................          353          948        1,640        1,795
                                                          ----------   ----------   ----------   ----------
Net Income ............................................   $    2,750   $    4,144   $    9,534   $   10,271
                                                          ==========   ==========   ==========   ==========

Earnings per common share - basic .....................   $     0.30   $     0.48   $     1.07   $     1.18
                                                          ==========   ==========   ==========   ==========
Earnings per common share - diluted ...................   $     0.26   $     0.39   $     0.91   $     0.98
                                                          ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share amounts)


                                                                                                           Accumulated
                                                                                                             Other         Total
                                                Compre-                                                     Compre-        Share-
                                                hensive     Common      Paid in    Retained     Treasury    hensive       holders'
                                                Income       Stock      Capital    Earnings      Stock       Income       Equity
                                               ---------   ---------   ---------   ---------  -----------  -----------   ---------
Balance at December 31, 2002 ...............   $           $  11,947   $  44,050   $  29,805   $ (12,714)   $   9,079    $  82,167
Net Income .................................       9,534                               9,534                                 9,534
Other comprehensive loss, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 3).      (2,612)                                                      (2,612)      (2,612)
                                               ---------
Comprehensive income .......................   $   6,922
                                               =========
Common stock issued (462,730 shares) .......                     578       3,173                                             3,751
Dividends paid on common stock .............                                          (2,206)                               (2,206)
Purchase of 221,800 shares of
  common stock .............................                                                      (3,830)                   (3,830)
Tax benefit of incentive stock options .....                                 159                                               159
Stock dividend paid ........................                     537       6,657      (7,194)                                    -
                                                           ---------   ---------   ---------   ---------    ---------    ---------

Balance at September 30, 2003 ..............               $  13,062   $  54,039   $  29,939   $ (16,544)   $   6,467    $  86,963
                                                           =========   =========   =========   =========    =========    =========

Balance at December 31, 2001 ...............   $           $  10,917   $  35,195   $  25,133   $  (8,511)   $   5,851    $  68,585
Net Income .................................      10,271                              10,271                                10,271
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 3).       2,228                                                        2,228        2,228
                                               ---------
Comprehensive income .......................   $  12,499
                                               =========
Common stock issued (343,341 shares) .......                     429       2,524                                             2,953
Dividends paid on common stock .............                                          (1,813)                               (1,813)
Purchase of 276,710 shares of
  common stock .............................                                                      (4,181)                   (4,181)
Tax benefit of incentive stock options .....                                 137                                               137
Stock dividend paid ........................                     494       5,513      (6,007)                                    -
                                                           ---------   ---------   ---------   ---------    ---------    ---------

Balance at September 30, 2002 ..............               $  11,840   $  43,369   $  27,584   $ (12,692)   $   8,079    $  78,180
                                                           =========   =========   =========   =========    =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------
OPERATING ACTIVITIES:
 Net income ....................................................................   $      9,534   $     10,271
 Adjustments to reconcile net cash provided by operations:
  Depreciation .................................................................          1,757          1,719
  Amortization of premium ......................................................         10,643          7,175
  Accretion of discount and loan fees ..........................................           (201)          (273)
  Provision for loan losses ....................................................          1,054          1,581
  Decrease in interest receivable ..............................................          1,610            933
  (Increase) decrease in other assets ..........................................         (8,417)         1,358
  Increase in deferred tax asset ...............................................           (776)          (261)
  Decrease in interest payable .................................................           (508)          (360)
  Increase in other liabilities ................................................         17,334         12,892
  Loss on retirement of premises and equipment .................................            149              -
  Gain on sales of premises and equipment ......................................             (7)           (12)
  Impairment of other real estate owned ........................................             70              -
  (Gain) loss on sales of other real estate owned ..............................            (26)            61
  Gain on sales of available for sale securities ...............................         (4,278)        (3,087)
                                                                                   ------------   ------------
    Net cash provided by operating activities ..................................         27,938         31,997

INVESTING ACTIVITIES:
 Net increase in federal funds sold ............................................         (1,350)             -
 Proceeds from sales of investment securities available for sale ...............         67,332         97,500
 Proceeds from sales of mortgage-backed securities available for sale ..........        131,166        100,532
 Proceeds from maturities of investment securities available for sale ..........         64,970         11,580
 Proceeds from maturities of mortgage-backed securities available for sale .....        190,700        155,887
 Purchases of investment securities available for sale .........................       (116,067)       (82,302)
 Purchases of mortgage-backed securities available for sale ....................       (422,073)      (290,866)
 Purchases of marketable equity securities available for sale ..................           (431)          (943)
 Net decrease (increase) in loans ..............................................         11,883        (32,181)
 Purchases of premises and equipment ...........................................         (2,639)        (4,462)
 Proceeds from sales of premises and equipment .................................             46             19
 Proceeds from sales of other real estate owned ................................            358            481
 Proceeds from sales of repossessed assets .....................................            686          1,201
                                                                                   ------------   ------------
    Net cash used in investing activities ......................................        (75,419)       (43,554)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   -----------------------
                                                                                      2003         2002
                                                                                   ----------   ----------
FINANCING ACTIVITIES:

 Net increase in demand and savings accounts ...................................   $   52,467   $   17,945
 Net (decrease) increase in certificates of deposit ............................      (20,647)       9,896
 Net decrease in federal funds purchased .......................................      (15,850)     (25,800)
 Net increase in FHLB Dallas advances ..........................................       21,915        6,003
 Issuance of junior subordinated debentures ....................................       20,000            -
 Net decrease in junior subordinated convertible debentures ....................       (2,976)      (2,172)
 Tax benefit of incentive stock options ........................................          159          137
 Proceeds from the issuance of common stock ....................................        3,751        2,953
 Purchase of common stock ......................................................       (3,830)      (4,181)
 Dividends paid ................................................................       (2,206)      (1,813)
                                                                                   ----------   ----------
      Net cash provided by financing activities ................................       52,783        2,968

Net increase (decrease) in cash and cash equivalents ...........................        5,302       (8,589)
Cash and cash equivalents at beginning of period ...............................       49,607       52,681
                                                                                   ----------   ----------
Cash and cash equivalents at end of period .....................................   $   54,909   $   44,092
                                                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
 Interest paid .................................................................   $   23,605   $   27,990
 Income taxes paid .............................................................   $    1,600   $    1,900

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of other repossessed assets and real estate through foreclosure ...   $      860   $    2,068

The accompanying notes are an integral part of these consolidated financial statements.

                   SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of September 30, 2003, and the related consolidated statements of income, shareholders' equity, cash flow and notes to the financial statements for the quarter and nine-month periods ended September 30, 2003 and 2002 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends. Stock dividends of 5% were declared and paid during each of the third quarters ended September 30, 2003 and 2002.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                             Quarter Ended            Nine Months Ended
                                                                             September 30,              September 30,
                                                                         -----------------------   -----------------------
                                                                            2003         2002         2003         2002
                                                                         ----------   ----------   ----------   ----------
Basic Earnings and Shares:
     Net income....................................................      $    2,750   $    4,144   $    9,534   $   10,271
                                                                         ==========   ==========   ==========   ==========

     Weighted-average basic shares outstanding ....................           8,993        8,709        8,885        8,685
                                                                         ==========   ==========   ==========   ==========

Basic Earnings Per Share:
     Net income....................................................      $     0.30   $     0.48   $     1.07   $     1.18
                                                                         ==========   ==========   ==========   ==========

Diluted Earnings and Shares:
     Net income....................................................      $    2,750   $    4,144   $    9,534   $   10,271
     Add:  Applicable dividend on convertible debentures ..........             162          213          543          675
                                                                         ----------   ----------   ----------   ----------
     Adjusted net income...........................................      $    2,912   $    4,357   $   10,077   $   10,946
                                                                         ==========   ==========   ==========   ==========

     Weighted-average basic shares outstanding ....................           8,993        8,709        8,885        8,685
     Add:  Stock options ..........................................             629          633          641          635
           Convertible debentures .................................           1,359        1,711        1,514        1,810
                                                                         ----------   ----------   ----------   ----------
     Weighted-average diluted shares outstanding ..................          10,981       11,053       11,040       11,130
                                                                         ==========   ==========   ==========   ==========

Diluted Earnings Per Share:
     Net income ...................................................      $     0.26   $     0.39   $     0.91   $     0.98
                                                                         ==========   ==========   ==========   ==========

3. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                             Nine months Ended September 30, 2003
                                                          ------------------------------------------
                                                           Before-Tax    Tax (Expense)   Net-of-Tax
                                                             Amount         Benefit        Amount
                                                          ------------   ------------   ------------
Unrealized losses on securities:
   Unrealized holding gains arising during period .....   $        320   $       (109)  $        211
    Less:  reclassification adjustment for gains
        included in net income ........................          4,278         (1,455)         2,823
                                                          ------------   ------------   ------------
    Net unrealized losses on securities ...............         (3,958)         1,346         (2,612)
                                                          ------------   ------------   ------------
Other comprehensive loss ..............................   $     (3,958)  $      1,346   $     (2,612)
                                                          ============   ============   ============

                                                               Quarter Ended September 30, 2003
                                                          ------------------------------------------
                                                           Before-Tax    Tax (Expense)    Net-of-Tax
                                                             Amount         Benefit         Amount
                                                          ------------   ------------   ------------
Unrealized losses on securities:
   Unrealized holding losses arising during period ....   $     (2,645)  $        899   $     (1,746)
    Less:  reclassification adjustment for gains
        included in net income ........................            699           (238)           461
                                                          ------------   ------------   ------------
    Net unrealized losses on securities ...............         (3,344)         1,137         (2,207)
                                                          ------------   ------------   ------------
Other comprehensive loss ..............................   $     (3,344)  $      1,137   $     (2,207)
                                                          ============   ============   ============

                                                             Nine months Ended September 30, 2002
                                                          ------------------------------------------
                                                           Before-Tax    Tax (Expense)   Net-of-Tax
                                                             Amount         Benefit        Amount
                                                          ------------   ------------   ------------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....   $      6,462   $     (2,197)  $      4,265
    Less:  reclassification adjustment for gains
        included in net income ........................          3,087         (1,050)         2,037
                                                          ------------   ------------   ------------
    Net unrealized gains on securities ................          3,375         (1,147)         2,228
                                                          ------------   ------------   ------------
Other comprehensive income ............................   $      3,375   $     (1,147)  $      2,228
                                                          ============   ============   ============

                                                                Quarter Ended September 30, 2002
                                                          ------------------------------------------
                                                           Before-Tax    Tax(Expense)    Net-of-Tax
                                                             Amount         Benefit        Amount
                                                          ------------   ------------   ------------
Unrealized gains on securities:
   Unrealized holding gains arising during period .....   $      4,305   $     (1,464)  $      2,841
    Less:  reclassification adjustment for gains
        included in net income ........................          2,044           (695)         1,349
                                                          ------------   ------------   ------------
    Net unrealized gains on securities ................          2,261           (769)         1,492
                                                          ------------   ------------   ------------

Other comprehensive income ............................   $      2,261   $       (769)  $      1,492
                                                          ============   ============   ============

4. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the "Plan"), a stock-based incentive compensation plan. The Company applies the intrinsic value method of APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information for the value method required by FAS 123 and 148.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At September 30, 2003, there were no stock options available for grant. At September 30, 2002, there were 23,524 stock options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were 28,875 incentive stock options granted in 2003. There were no incentive stock options granted in 2002. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options and the changes during the periods ended on those dates is presented below:

                                           Quarter Ended September 30,                 Nine months Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                        2003                    2002                    2003                    2002
---------------------------------------------------------------------------------------------------------------------------
                                           Weighted                Weighted                Weighted                Weighted
                             # Shares of   Average    # Shares of  Average   # Shares of    Average   # Shares of   Average
                              Underlying   Exercise   Underlying   Exercise  Underlying    Exercise    Underlying  Exercise
                               Options      Prices      Options     Prices     Options       Price      Options      Prices
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
of the period                  1,052,097   $   6.37    1,140,199   $  5.95     1,102,304   $  5.98     1,218,153   $  5.93
--------------------------------------------------------------------------------------------------------------------------
Granted                                -   $      -            -   $     -        28,875   $ 15.33             -   $     -
--------------------------------------------------------------------------------------------------------------------------
Exercised                        (35,652)  $   6.23      (23,056)  $  5.53      (110,090)  $  4.77       (98,295)  $  5.53
--------------------------------------------------------------------------------------------------------------------------
Forfeited                         (5,946)  $   6.65            -   $     -       (10,590)  $  6.51        (2,715)  $  6.37
--------------------------------------------------------------------------------------------------------------------------
Expired                                -          -            -         -             -         -             -         -
--------------------------------------------------------------------------------------------------------------------------
Outstanding at end of
period                         1,010,499   $   6.38    1,117,143   $  5.96     1,010,499   $  6.38     1,117,143   $  5.96
--------------------------------------------------------------------------------------------------------------------------
Exercisable at end of
period                           787,910   $   5.99      779,629   $  5.66       787,910   $  5.99       779,629   $  5.66
--------------------------------------------------------------------------------------------------------------------------
Weighted-average fair
value of options granted
during the period ended
September 30                     N/A                     N/A                 $      4.91                 N/A
--------------------------------------------------------------------------------------------------------------------------

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at September 30, 2003:

                                       Options Outstanding                           Options Exercisable
                         -------------------------------------------------      -----------------------------
                                          WEIGHTED AVG.
                                            REMAINING
      RANGE OF             NUMBER         CONTRACT LIFE      WEIGHTED AVG.        NUMBER        WEIGHTED AVG.
   EXERCISE PRICES       OUTSTANDING         (YEARS)        EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
$   3.88 to  $  6.38        663,699            4.5             $  5.68            541,728         $  5.52
$   6.91 to  $ 15.33        346,800            5.7             $  7.71            246,182         $  7.02
                          ---------                                               -------
$   3.88 to  $ 15.33      1,010,499            4.9             $  6.38            787,910         $  5.99
                          =========                                               =======

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company's net income and net income per common share would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

------------------------------------------------------------------------------------------------------------------------------
                                     Quarter Ended September 30,                       Nine months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                  2003                       2002                      2003                      2002
------------------------------------------------------------------------------------------------------------------------------
                        As Reported  Pro Forma     As Reported  Pro Forma    As Reported  Pro Forma    As Reported  Pro Forma
------------------------------------------------------------------------------------------------------------------------------
FAS123 Charge           $        -   $      44     $        -   $      39    $        -   $     127    $         -  $      137
------------------------------------------------------------------------------------------------------------------------------
Net Income              $    2,750   $   2,706     $    4,144   $   4,105    $    9,534   $   9,407    $    10,271  $   10,134
------------------------------------------------------------------------------------------------------------------------------
Net Income per
Common Share-Basic      $     0.30   $    0.30     $     0.48   $    0.47    $     1.07   $    1.06    $      1.18  $     1.17
------------------------------------------------------------------------------------------------------------------------------
Net Income per
Common Share-Diluted    $     0.26   $    0.26     $     0.39   $    0.39    $     0.91   $    0.90    $      0.98  $     0.97
------------------------------------------------------------------------------------------------------------------------------

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

5. Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies (1) the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In addition, FAS 149 amends FAS 133 to reflect decisions made as part of the Derivatives Implementation Group
(DIG) process that effectively required amendments to FAS 133, in connection with other projects dealing with financial instruments, and regarding implementation issues related to the application of the definition of a derivative. The changes in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly and clarifying when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The guidance is to be applied prospectively. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the consolidated financial statements.

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

FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities--all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the consolidated financial statements.

FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on

October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investments in Southside Capital Trusts I & II and Southside Statutory Trust III in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Southside Capital Trusts I & II and Southside Statutory Trust III, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not permitted to include a portion of the $51.2 million in trust preferred securities issued by Southside Capital Trusts I & II and Southside Statutory Trust III in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at an average rate of 6.83%, without penalty.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company's financial statements.

6. Commitments and Contingencies

In the normal course of business the Company buys and sells securities. At September 30, 2003 and December 31, 2002 the Company had recorded in its balance sheet commitments to purchase $10.8 million and $5.3 million in securities, respectively.

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Nine months ended September 30, 2003 compared to September 30, 2002.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the "Company"), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company's latest report on Form 10-K.

The Company reported a decrease in net income for the quarter and nine months ended September 30, 2003 compared to the same period in 2002. Net income for the quarter and nine months ended September 30, 2003 was $2.75 million and $9.5 million compared to $4.1 million and $10.3 million for the same period in 2002.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "could," "should," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, changes in the interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices, the impact of FASB Interpretation No. 46, and the costs and effects of litigation.

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

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company's assets, including available for sale securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated annual financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most available for sale securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed to enhance its profitability with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing long and short-term funds from the Federal Home Loan Bank (FHLB Dallas) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company's assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability. At this time, the Company does not maintain the leverage strategy for any other reason than to enhance overall profitability. One of the risks associated with the asset structure the Company maintains is a lower net interest rate spread and margin when compared to its peers. The Company's asset structure, spread and margin increases the need to monitor the Company's interest rate risk.

The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming adequate quality loan growth is available in the Company's market area. During the first nine months ended September 30, 2003 quality loan growth was not available at a market price the Company was willing to accept. As a result, the securities portfolio as a percentage of total assets increased slightly at September 30, 2003 when compared to December 31, 2002. On the liability side, the Company will attempt to gradually reduce FHLB Dallas borrowings as a percentage of total deposits assuming deposits can be retained or acquired at a lower overall cost and at maturities that balance overall Asset Liability Committee (ALCO) objectives. During the 2003 low interest rate environment, long-term deposits necessary to balance ALCO objectives have not been available in the Company's market area at a market price the Company was willing to accept. As a result, FHLB Dallas borrowings as a percentage of deposits remained almost unchanged when comparing September 30, 2003 and December 31, 2002. The intended net result of the overall balance sheet strategy is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

Net Interest Income

Net interest income for the nine months ended September 30, 2003 was $22.6 million, a decrease of $2.5 million or 9.9% when compared to the same period in 2002. Average interest earning assets increased $61.9 million or 5.2%, while the net interest spread decreased from 2.67% at September 30, 2002 to 2.26% at September 30, 2003 and the net margin decreased from 3.19% at September 30, 2002 to 2.74% at September 30, 2003. Net interest income decreased as a result of decreases in the Company's net interest margin and spread during the third quarter of 2003 when compared to the same period in 2002, which was due in large part to significantly lower mortgage interest rates and the lower overall interest rate environment especially during the second quarter ended June 30, 2003. This led to substantially increased residential mortgage refinancing nationwide and in the Company's market area combined with increased repricing of all of the Company's other loan types during the third quarter ended September 30, 2003. Increased prepayments associated with the Company's mortgage-backed securities, residential mortgage loans and the increase in repricing of other loan types could impact the Company's net interest margin in the future should long-term interest rates decrease to May and June 2003 levels. During the third quarter 2003 long-term interest rates increased from the lows experienced during May and June 2003. This caused a slowing in refinancings which should reduce mortgage prepayments for specific coupons during the fourth quarter. Other factors that should improve Southside's net interest margin and spread include new deposit repricing strategies fully implemented during the second quarter, $31.9 million of fixed rate FHLB Dallas advances currently at an average rate of 3.86% that will reprice during the fourth quarter of 2003, and the reduction in interest expense on $20,000,000 of refinanced trust preferred securities beginning during the fourth quarter ended December 31, 2003. In addition, during the first quarter of 2004, $17 million of fixed rate FHLB Dallas advances currently at an average rate of 4.97%, will reprice. The Company's net interest margin and spread decreased during the third quarter ended September 30, 2003 to 2.57% and 2.11%, respectively when compared to 3.22% and 2.69%, respectively for the same period in 2002.

During the nine months ended September 30, 2003, average loans, funded primarily by the growth in average deposits, increased $30.2 million or 5.5%, compared to the same period in 2002. The average yield on loans decreased from 7.28% at September 30, 2002 to 6.60% at September 30, 2003 reflective of an overall decrease in interest rates. As interest rates have declined, especially short-term interest rates, loan customers are increasingly requesting floating rate loans, which lowers the overall yield on loans. In addition, the Company has experienced a large number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain at current levels or move lower, the Company anticipates it will be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The decrease in interest income on loans of $1.7 million or 5.9% was the result of the decrease in interest rates partially offset by the increase in average loans. During the first nine months ended September 30, 2003, loans decreased $13.5 million or 2.3% when compared to the year ended December 31, 2002 primarily as a result of a decrease in sold mortgage loans in the process of funding and quality loan growth not available in the Company's market area at a market price the Company was willing to accept.

Average securities increased $23.8 million or 3.9% for the nine months ended September 30, 2003 when compared to the same period in 2002. This increase was a result of the increase in average deposits. The overall yield on average securities decreased to 4.15% during the nine months ended September 30, 2003 from 5.59% during the same period in 2002. This decrease is reflective of overall lower interest rates, significantly increased prepayment speeds on mortgage-backed securities which led to significantly increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to reposition some of the mortgage-backed securities coupons in an attempt to reduce prepayments.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $57,000 or 10.5% for the nine months ended September 30, 2003 when compared to 2002 as a result of the decrease in the average yield from 2.98% in 2002 to 2.02% at September 30, 2003, due to lower interest rates, which were partially offset by an increase in the average balance.

Total interest expense decreased $4.5 million or 16.4% to $23.1 million during the nine months ended September 30, 2003 as compared to $27.6 million during the same period in 2002. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $25.8 million or 2.5%. The average yield on interest bearing liabilities decreased from 3.64% at September 30, 2002 to 2.97% at September 30, 2003.

Average interest bearing deposits increased $36.3 million or 6.1% while the average rate paid decreased from 2.81% at September 30, 2002 to 1.92% at September 30, 2003. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances, federal funds purchased and junior subordinated debentures, decreased $3.5 million or 2.2% as compared to the same period in 2002. Interest expense associated with short-term interest bearing liabilities increased $688,000 or 16.7% and the average rate paid increased 69 basis points for the nine month period ended September 30, 2003 when compared to the same period in 2002 due to long-term advances rolling into the short-term category and average overnight advances decreasing. Average long-term interest bearing liabilities consisting of FHLB Dallas advances decreased $4.4 million or 1.9% during the nine months ended September 30, 2003 to $229.7 million as compared to $234.1 million at September 30, 2002. Interest expense associated with long-term FHLB Dallas advances decreased $1.6 million or 17.7% and the average rate paid decreased 81 basis points for the nine months ended September 30, 2003 when compared to the same period in 2002. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures decreased from $15.6 million at September 30, 2002 to $13.1 million at September 30, 2003. During the nine months ended September 30, 2003, 297,705 convertible trust preferred shares were converted into 330,953 shares of the Company's common stock. During the third quarter ended September 30, 2003, 121,105 convertible trust preferred shares were converted into 136,256 shares of the Company's common stock. As of November 7, 2003, cumulative to date, 697,305 convertible trust preferred shares were converted into 767,112 shares of the Company's common stock. The total convertible trust preferred shares converted to date represents 41.1% of the convertible trust preferred issue. Interest expense decreased $200,000 or 19.6% as a result of conversions of the convertible trust preferred shares into shares of the Company's common stock.

Average long-term junior subordinated debentures remained the same at $20 million from September 30, 2002 to September 30, 2003. Interest expense decreased $67,000 or 5.3% and the average yield decreased 43 basis points to 8.07% for the nine months ended September 30, 2003 when compared to the same period in 2002. On September 4, 2003 Southside Capital Trust I (the "Trust"), a subsidiary of Southside Bancshares, Inc. announced the redemption on October 6, 2003 of all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Concurrent with the Trust taking such action Southside Bancshares redeemed all of its $20,618,560 8.50% debentures due June 30, 2028 (the "Debentures") which were held exclusively by the Trust. In connection with the redemption of the Debentures, Southside Bancshares expensed $1,034,000 of unamortized origination cost associated with the Debentures during the third quarter. As a result of the redemption, the Debentures are categorized as short-term on September 30, 2003 due to the redemption on October 6, 2003. Southside Bancshares funded the redemption through the issuance of $20,619,000 of junior subordinated debentures that will adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points to Southside Statutory Trust III. The initial rate for the junior subordinated debentures was 4.08%. This initial lower interest rate should provide interest savings beginning in the fourth quarter and should provide a better match for the overall interest rate sensitivity position of Southside Bancshares.

Southside Capital Trust II (the "Trust"), a subsidiary of Southside Bancshares, Inc. will redeem on December 31, 2003 (the "Redemption Date") all of its 8.75% Cumulative Convertible Trust Preferred Securities (the "Trust Preferred Securities") and its 8.75% Common Securities (the "Trust Common Securities") at the optional Redemption Price equal to 115% of the stated Liquidation Amount ($10.00 per security) plus accrued and unpaid interest per security to the Redemption Date. All interest accruing on the Trust Preferred Securities and the Trust Common Securities will cease to accrue effective the Redemption Date. The Wilmington Trust Company of Delaware, property trustee of the Convertible Trust Preferred Securities, will notify the holders of the redemption. At September 30, 2003 the convertible debentures are categorized as short-term due to the fact notice of redemption effective December 31, 2003 had been sent to security holders.

Conversion rights for holders of the Trust Preferred Securities will cease at 4:00 p.m. on December 30, 2003.

Requests to convert must be received by The Wilmington Trust Company by 4:00 pm EST on December 30, 2003. Any Trust Preferred Securities submitted for conversion prior to that time will be entitled to receive shares of common stock of Southside Bancshares at a rate of 1.1576 shares of common stock for each Trust Preferred Security. Conversion rights are facilitated through The Depository Trust Company's conversion program.

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                      SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                  ---------------------------------------------------------------------------
                                   AVERAGE                    AVERAGE      AVERAGE                    AVERAGE
                                   BALANCE      INTEREST       YIELD       BALANCE       INTEREST      YIELD
                                  ---------------------------------------------------------------------------
                                                              (dollars in thousands)
                                  Nine months Ended September 30, 2003    Nine months Ended September 30, 2002
                                  ---------------------------------------------------------------------------
INTEREST EARNING
ASSETS:
 Loans (1)(2)                     $  575,336    $  28,382       6.60%     $  545,118    $   29,670     7.28%
 Investment Securities (3)(4)        114,290        4,976       5.82%        147,415         7,263     6.59%
 Mortgage-backed Securities (4)      522,657       14,791       3.78%        465,715        18,358     5.27%
 Other Interest Earning Assets        32,226          487       2.02%         24,371           544     2.98%
                                  ----------    ---------                 ----------    ----------
TOTAL INTEREST EARNING
ASSETS                             1,244,509       48,636       5.23%      1,182,619        55,835     6.31%
                                                ---------                               ----------
NONINTEREST EARNING
ASSETS:
Cash and Due from Banks               36,628                                  35,577
Bank Premises and Equipment           29,817                                  29,816
Other Assets                          43,402                                  40,135
  Less:  Allowance for Loan Loss      (6,562)                                 (6,081)
                                  ----------                              ----------
TOTAL ASSETS                      $1,347,794                              $1,282,066
                                  ==========                              ==========
INTEREST BEARING LIABILITIES:
 Deposits                         $  626,500        8,998       1.92%     $  590,233        12,395     2.81%
 Fed Funds Purchased and
  Other Interest Bearing
  Liabilities                          2,241           19       1.13%          3,945            35     1.19%
 Short Term Interest Bearing
  Liabilities - FHLB Dallas          147,155        4,661       4.23%        150,883         4,083     3.62%
 Short Term Junior
  Subordinated Debentures (5)          1,978          126       8.50%              -             -        -
 Long Term Interest Bearing
  Liabilities - FHLB Dallas          229,696        7,262       4.23%        234,123         8,819     5.04%
 Long Term Junior Subordinated
  Convertible Debentures (6)          13,074          823       8.39%         15,640         1,023     8.72%
 Long Term Junior
  Subordinated Debentures (7)         20,000        1,208       8.07%         20,000         1,275     8.50%
                                  ----------    ---------                 ----------    ----------
TOTAL INTEREST BEARING
LIABILITIES                        1,040,644       23,097       2.97%      1,014,824        27,630     3.64%
                                                ---------                               ----------

NONINTEREST BEARING
LIABILITIES
Demand Deposits                      202,974                                 182,131
Other Liabilities                     18,954                                  11,461
                                  ----------                              ----------
Total Liabilities                  1,262,572                               1,208,416

SHAREHOLDERS' EQUITY                  85,222                                  73,650
                                  ----------                              ----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY              $1,347,794                              $1,282,066
                                  ==========                              ==========
NET INTEREST INCOME                             $  25,539                               $   28,205
                                                =========                               ==========
NET MARGIN ON AVERAGE
EARNING ASSETS                                                  2.74%                                  3.19%
                                                                ====                                   ====

NET INTEREST SPREAD                                             2.26%                                  2.67%
                                                                ====                                   ====

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,468 and $1,078 as of September 30, 2003 and 2002, respectively.

(3) Interest income includes taxable-equivalent adjustments of $1,449 and $2,016 as of September 30, 2003 and 2002, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5) Southside Capital Trust I from September 4, 2003, when redemption was announced, to September 30, 2003.

(6)  Southside Capital Trust II.

(7) Southside Capital Trust I through September 3, 2003, the day before its redemption was announced and Southside Statutory Trust III issued September 4, 2003.

Noninterest Income

Noninterest income was $18.7 million for the nine months ended September 30, 2003 compared to $14.5 million for the same period in 2002. Deposit services income increased $1.7 million or 21.8% for the nine months ended September 30, 2003. Deposit services income increased primarily as a direct result of increases in the fees charged to customers for return check and overdraft charges effective August 1, 2003, increased numbers of deposit accounts and increased deposit activity from September 30, 2002 to September 30, 2003. Mortgage servicing release fee income increased $843,000 or 57.3% to $2.3 million for the nine months ended September 30, 2003 from $1.5 million for the same period in 2002 due to significant increases in mortgage loan refinancing the Company handled during the first nine months of 2003 as a result of the lower interest rates. Other noninterest income increased $334,000 or 45.8% for the nine months ended September 30, 2003 primarily as a result of increases in other fee income, income from check sales, and income from subsidiaries. During the nine months ended September 30, 2003, the Company had gains on the sale of securities of $4.3 million compared to $3.1 million for the same period in 2002. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During the first nine months ended September 30, 2003, interest rates remained low and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to minimize prepayment of the premium mortgage-backed securities.

The market value of the entire securities portfolio at September 30, 2003 was $737.2 million with a net unrealized gain on that date of $10.1 million. The net unrealized gain is comprised of $13.7 million in unrealized gains and $3.6 million in unrealized losses.

Noninterest Expense

Noninterest expense was $29.1 million for the nine months ended September 30, 2003, compared to $25.9 million for the same period of 2002, representing an increase of $3.1 million or 12.0%.

Salaries and employee benefits increased $1.6 million or 9.6% during the nine months ended September 30, 2003 when compared to the same period in 2002. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $1.2 million or 9.1% as a result of bank growth and pay increases for the nine months ended September 30, 2003 when compared to the same period in 2002. Retirement expense increased $400,000 or 29.4% for the nine months ended September 30, 2003 when compared to the same period in 2002, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Retirement expense for 2003 increased due to a low return on plan assets during the previous year, the discount rate, increased funding required and the increasing numbers of participants. The Company is currently using a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for the previous three straight years combined with low interest rates the Company's rate of return on plan assets did not achieve a 9.0% return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense decreased $37,000 or 2.0% for the nine months ended September 30, 2003 when compared to the same period in 2002. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during the last quarter of 2003.

Professional fees increased $57,000 or 11.9% compared to the same period in 2002 due to increased consulting fees. Postage expense increased $41,000 or 10.7% compared to the same period in 2002 due to increased postage rates effective June 30, 2002.

Other expense increased $1.5 million or 48.1% for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the amortization expense associated with the redemption of Southside Capital Trust I cumulative trust preferred securities, the retirement of assets in a grocery store branch, liability insurance, personnel placement fees and other losses. The retirement of assets in the grocery store branch was a result of relocating the branch within the store prior to fully depreciating the original lease improvements.

Provision for Income Taxes

The provision for the income tax expense for the nine months ended September 30, 2003 was 14.7% compared to 14.9% for the nine months ended September 30, 2002. The slight decrease in the effective tax rate and income tax expense is due to the overall decrease in income before income taxes partially offset by the decrease in tax free income for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002 as the decrease in the average investment in tax free municipal securities more than offset the increase in the average tax free municipal loans.

Capital Resources

Total shareholders' equity for the Company at September 30, 2003, was $87.0 million representing an increase of $4.8 million from December 31, 2002, and represented 6.1% of total assets at September 30, 2003 and December 31, 2002. Net income of $9.5 million was the major contributor to the increase in shareholders' equity at September 30, 2003 along with the issuance of $3.8 million in common stock (462,730 shares) through conversions of Southside Capital Trust II's preferred securities into the Company's common stock and the Company's incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of a decrease of $2.6 million in the accumulated other comprehensive income, $2.2 million in dividends paid and the purchase of $3.8 million in common stock (221,800 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. A portion of the Company's $51.2 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company's financial statements. At September 30, 2003, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At September 30, 2003, these investments were 23.5% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. The ALCO of Southside Bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for Southside Bank and, therefore the Company. In addition, Southside Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, Southside Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of the Company's main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg counties. Total average loans increased $30.2 million or 5.5% from the nine months ended September 30, 2002 to September 30, 2003. The majority of the increase is in loans to municipalities and real estate loans. The increase in municipal loans is due to a strong commitment in municipal lending. The increase in average real estate loans is a result of increases in commercial real estate loans and home equity loans.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio at that time. The Internal Loan Review department of the Company is responsible for an ongoing review of Southside Bank's entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

For the third quarter and nine months ended September 30, 2003, loan charge-offs were $217,000 and $1.1 million and recoveries were $152,000 and $423,000, respectively, resulting in net charge-offs of $65,000 and $709,000. For the third quarter and nine months ended September 30, 2002, loan charge-offs were $347,000 and $1.5 million and recoveries were $51,000 and $217,000, respectively, resulting in net charge-offs of $296,000 and $1.3 million. The necessary provision expense was estimated at $1.1 million for the nine months ended September 30, 2003.

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

Total nonperforming assets at September 30, 2003 were $2.3 million, down
$1.1 million or 31.5% from $3.4 million at December 31, 2002. From December 31, 2002 to September 30, 2003, nonaccrual loans decreased $885,000 or 39.5% to $1.4 million. Of the total at September 30, 2003, 28.8% are residential real estate loans, 8.9% are commercial real estate loans, 38.1% are commercial loans and 24.2% are loans to individuals. Other real estate decreased $284,000 or 54.2% to $240,000 at September 30, 2003 from $524,000 at December 31, 2002. Of the total at September 30, 2003, 16.3% consist of residential dwellings, 75.4% consist of commercial real estate and 8.3% are construction and land development loans. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days past due or more increased $114,000 or 39.7% to $401,000. Repossessed assets increased $56,000 or 509.1% to $67,000 compared to an unusually low level of repossessed assets at December 31, 2002 of approximately $11,000. Restructured loans decreased $66,000 or 20.3% to $259,000.

Expansion

Pending regulatory approval, the Company plans to open a full service grocery store branch in Bullard, Texas in Smith County late in the fourth quarter of 2003.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of September 30, 2003, were within policy guidelines. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Adjustable rate student loans totaling $4.3 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,353,000, are not included in the loan totals. All instruments are classified as other than trading.

                                                               EXPECTED MATURITY DATE
                                                               (dollars in thousands)

                                                          Twelve Months Ending September 30,
                            ----------------------------------------------------------------------------------------------------
                                                                                                                        Fair
                              2004         2005       2006         2007        2008     Thereafter       Total          Value
                            ---------   ---------   ---------   ---------   ---------   ----------   -------------   -----------
Fixed Rate Loans..........  $ 208,115   $  72,964   $  43,196   $  26,810   $  17,726   $   71,979   $     440,790   $   460,200
                                 6.76%       6.95%       6.74%       6.71%       6.43%        5.42%           6.55%

Adjustable Rate Loans.....     42,906       4,281       5,685      19,116      12,368       42,291         126,647       126,647
                                 4.43%       4.70%       4.76%       4.57%       4.31%        4.52%           4.49%

Mortgage-backed
Securities................    231,933     142,758      87,907      54,951      32,850       27,642         578,041       578,041
                                 3.97%       3.84%       3.72%       3.56%       3.41%        3.40%           3.80%

Investments and Other
Interest Earning Assets...     47,030         609       1,090       1,060         719      109,998         160,506      160,506
                                 1.68%       7.69%       8.29%       5.50%       7.49%        6.79%           5.30%

Total Interest
Earning Assets............  $ 529,984   $ 220,612   $ 137,878   $ 101,937   $  63,663   $  251,910   $   1,305,984   $ 1,325,394
                                 4.90%       4.90%       4.75%       4.60%       4.47%        5.65%           4.98%

Savings Deposits..........  $   4,503   $   2,251   $   2,251   $   2,251   $   2,251   $   31,518   $      45,025   $    42,372
                                 0.40%       0.40%       0.40%       0.40%       0.40%        0.40%           0.40%

NOW Deposits..............     25,510       4,903       4,903       4,903       4,903       68,647         113,769       107,009
                                 0.50%       0.11%       0.11%       0.11%       0.11%        0.11%           0.20%

Money Market Deposits.....     22,806       7,602       7,602       7,602       7,602       22,805          76,019        75,770
                                 0.79%       0.79%       0.79%       0.79%       0.79%        0.79%           0.79%

Platinum Money Market.....     46,327       4,964       4,964       4,964       4,964            -          66,183        67,150
                                 0.94%       0.94%       0.94%       0.94%       0.94%           -            0.94%

Certificates of Deposit...    235,102      40,959      15,829      24,216       8,000          201         324,307       331,416
                                 1.92%       4.03%       4.09%       4.90%       3.50%        6.38%           2.56%

FHLB Dallas Advances......     98,649     117,879      73,491      19,418      34,069       62,971         406,477       415,602
                                 3.60%       2.98%       3.31%       4.60%       4.99%        5.32%           3.80%

Other Borrowings..........     42,678           -           -           -           -       20,000          62,678        73,113
                                 7.41%          -           -           -           -         4.08%           6.35%

Total Interest
Bearing Liabilities.......  $ 475,575   $ 178,558   $ 109,040   $   63,354   $ 61,789   $  206,142   $   1,094,458   $ 1,112,432
                                 2.52%       2.96%       2.94%       3.47%       3.40%        2.21%           2.68%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At September 30, 2003, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the mortgage-backed securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At September 30, 2003, $578.0 million of mortgage-backed and related securities held by the Company were collateralized by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 60% of transaction accounts at September 30, 2003, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at September 30, 2003 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the quarter ended September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The Company maintains internal control over financial reporting. During the quarter ended September 30, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
-------
 * 31.1      -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 * 31.2      -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 * 32.1      -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 * 32.2      -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K -

        A current report on Form 8-K was filed with the Securities and Exchange Commission on July 21, 2003 with respect to a press release issued by the Company, on July 18, 2003 announcing its earnings for the second quarter of 2003.

        A current report on Form 8-K was filed with the Securities and Exchange Commission on September 5, 2003 with respect to a press release issued by the Company, on September 4, 2003 announcing the redemption of the Southside Capital Trust I trust securities.

                 ------------------
                  * Filed herewith.

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

DATE: November 12, 2003

                                       /s/      LEE R. GIBSON
                                       -----------------------------------------
                                       Lee R. Gibson, Executive Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

DATE: November 12, 2003

                                  Exhibit Index

Exhibit
Number                                 Description

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002