Form 10-K
period 2003-12-31
SOUTHSIDE BANCSHARES INC
filed 2004-03-09
CIK 705432

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM    TO

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

                          COMMON STOCK, $1.25 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was $111,670,019.

As of February 27, 2004, 10,402,485 shares of common stock of Southside Bancshares, Inc. were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 15, 2004. (Part III)

================================================================================

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING INFORMATION

         Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the "Company") a bank holding company, may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "could," "should," "may," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, economic or other disruptions caused by military actions in Iraq, Haiti or other areas, changes in the interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

GENERAL

       Southside Bancshares, Inc. (the "Company"), incorporated in Texas in 1982, is a bank holding company for Southside Bank (the "Bank" or "Southside Bank"), headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 179,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area and is the largest bank based on asset size headquartered in East Texas.

       At December 31, 2003, the Company had total assets of $1.45 billion, total loans of $589.1 million, deposits of $872.5 million, and shareholders' equity of $100.4 million. The Company had net income of $13.6 million and $13.3 million and diluted earnings per share of $1.28 for both of the years ended December 31, 2003 and 2002, respectively. The Company has paid a cash dividend every year since 1970.

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

       The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificate accounts. The Bank's trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2003, the Bank's trust department managed approximately $389 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, LLC, the Bank offers full retail investment services to its customers. Countywide Loans, Inc. ("Countywide"), the Company's former consumer finance subsidiary, was closed during the fourth quarter of 2002 due to the Company's inability to penetrate this market in a profitable manner.

         The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Texas Department of Banking (the "TDB") and the Federal Depository Insurance Corporation (the "FDIC"), and are subject to numerous laws and regulations relating to the extension of credit, making of loans to individuals, deposits, and all facets of operations.

       The administrative offices of the Company are located at 1201 S. Beckham Avenue, Tyler, Texas 75701, and the telephone number is 903-531-7111. The Company's website can be found at www.southside.com. The Company's public filings with the Securities and Exchange Commission may be obtained free of charge at the Company's website as soon as reasonably practicable.

MARKET AREA

       The Company considers its primary market area to be all of Smith and Gregg Counties in East Texas, and to a lesser extent, portions of adjoining counties. During the fourth quarter of 2003, the Bank opened one branch in Bullard, Texas in Smith County. The Company intends to expand into Jacksonville, a city located approximately 25 miles south of Tyler in Cherokee County, during 2004. The Company expects its presence in the Gregg County market area to continue to increase in the future, however, the city of Tyler in Smith County presently represents the Company's primary market area.

       The principal economic activities in the Company's market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, Tyler's industry base includes conventions and tourism, as well as retirement relocation. All of these support a growing regional system of medical service, retail and education centers. Tyler is home to several nationally recognized health care systems. Tyler hospitals represent all major specialties and employ approximately 7,900 individuals.

       The Bank serves its markets through nineteen full service branch locations, twelve of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale, Bullard and Whitehouse. The Company's television and radio advertising has extended into these market areas for several years, providing the Bank name recognition throughout Smith and Gregg counties. Continued advertising combined with strategically placed full service branches have expanded the Bank's name recognition.

       The Bank also maintains six motor bank facilities. The Bank's customers may also access various banking services through 31 ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone, internet and electronic banking products. These products allow the Bank's customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

LENDING ACTIVITIES

       One of the Company's main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg Counties. Substantially all of the Bank's loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Total loans as of December 31, 2003 increased $18.7 million or 3.3% while the average balance was up $22.3 million or 4.1% when compared to 2002.

       Municipal loans as of December 31, 2003 increased $19.2 million or 25.0% from December 31, 2002. Commercial loans decreased $1.4 million or 1.7%. Loans to individuals increased $927,000 or 1.0% from December 31, 2002. Real estate loans decreased slightly from December 31, 2002 to December 31, 2003.

       The growth of loans made to municipalities in Texas was a result of the Company's continued strong commitment in this area combined with the Company's ability to close these transactions in a timely manner and greater market penetration. The decrease in real estate loans was due to the significant volume of refinancings due to low interest rates and the Company's unwillingness to match some lower interest rates offered by competing financial institutions due to concerns about interest rate risk. In the portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

       The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank's legal lending limit at December 31, 2003 was $12 million. The Bank's largest loan relationship at December 31, 2003 was approximately $10 million.

       The average yield on loans for the year ended December 31, 2003 decreased to 6.50% from 7.17% for the year ended December 31, 2002. This decrease was reflective of the repricing characteristics of the loans and the decrease in lending rates due to the overall lower interest rate environment during 2003.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

       The following table sets forth loan totals net of unearned discount by category for the years presented:

                                                                December 31,
                                        ------------------------------------------------------------
                                          2003         2002         2001         2000         1999
                                        --------     --------     --------     --------     --------
                                                                (in thousands)
  Real Estate Loans:
     Construction .................     $ 40,965     $ 34,473     $ 23,631     $ 25,108     $ 18,489
     1-4 Family Residential .......      142,543      144,396      143,926      134,672      112,077
     Other ........................      136,036      140,676      139,870      121,381       95,556
  Commercial Loans ................       81,115       82,530       76,470       77,644       66,581
  Municipals Loans ................       95,743       76,579       54,266       31,351       15,141
  Loans to Individuals ............       92,733       91,806       95,887       91,279       78,980
                                        --------     --------     --------     --------     --------
     Total Loans ..................     $589,135     $570,460     $534,050     $481,435     $386,824
                                        ========     ========     ========     ========     ========

       For purposes of this discussion, the Company's loans are divided into four categories: Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

       Real estate loans represent the Company's greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2003, the majority of the Company's real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $319.5 million in real estate loans, $142.5 million or 44.6% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. The Company's loan policy requires an appraisal or evaluation on the property based on the size and complexity of the transaction prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

       Management pursues an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified. The slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

       Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other. The Other category consists of $134.4 million of commercial real estate loans, $1.0 million of loans secured by multi family properties and $0.6 million of loans secured by farm land. The Commercial Real Estate portion of Other will be discussed in more detail below.

       1-4 Family Residential Mortgage Loans

       Residential loan originations are generated by the Company's loan officers, in-house originations staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of the Company's 1-4 family residential mortgage originations are secured by properties located in Smith and Gregg Counties. Historically, the Company has originated a portion of its residential mortgage loans for sale into the secondary market. These loans are reflected on the balance sheet as loans held for sale. These secondary market investors typically pay the Company a service release premium in addition to a predetermined price based on the interest rate of the loan originated. The Company warehouses these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

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

       Included as part of the 1-4 Family Residential Mortgage Loans, the Company also makes home equity loans and at December 31, 2003, these loans totaled $46.3 million.

       Construction Loans

       The Company's construction loans are collateralized by property located primarily in the Company's market area. A majority of the Company's construction loans are directed toward properties that will be owner occupied. Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment. The Company's construction loans to individuals have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.

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

COMMERCIAL LOANS

       The Company's commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category since no other industry classification represents over 10% of loans. Medical loan types include all loan types listed above for commercial loans. Collateral for these loans varies depending on the type of loan and financial strength of the borrower. The primary source of repayment for loans in the medical community is cashflow from continuing operations. The medical community represents a concentration of risk in the Company's Commercial loan and Commercial Real Estate loan portfolio (see "Market Area"). Risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.

       In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

       The Company has a specific lending department that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral. Total loans to municipalities and school districts as of December 31, 2003 increased $19.2 million while the average balance was up $15.0 million when compared to 2002. At December 31, 2003, the Company had total loans to municipalities and school districts of $95.7 million.

LOANS TO INDIVIDUALS

       One of the Company's goals is to be a major consumer lender in its market area. The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $69.6 million or 75.1% of total loans to individuals at December 31, 2003. The Company's loans collateralized by titled equipment declined during 2003 due to the zero interest auto financing and other low interest financing offered by the automobile industry. Should this type of low financing continue the Company may see additional decreases in this portfolio. Additionally, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

       At this point, the economy in the Company's market area appears to show some signs of modest growth. Two areas of concern are the slow rate of job growth in the local and national labor markets and the personal bankruptcy rate in the Company's market area. Management expects these two events could have some adverse effect on the Company's net charge-offs. Most of the Company's loans to individuals are collateralized, which management believes should limit the exposure in this area should current bankruptcy levels continue.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

       The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2003, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                                                              After One
                                                              Due in One      but within      After Five
                                                             Year or Less     Five Years         Years
                                                             ------------     ----------      ----------
                                                                            (in thousands)
Real Estate Loans - Construction ......................        $ 24,647        $  9,928        $  6,390
Real Estate Loans - 1-4 Family Residential ............          50,475          82,506           9,562
Real Estate Loans - Other .............................          35,135          71,884          29,017
Commercial Loans ......................................          42,122          25,528          13,465
Municipal Loans .......................................          11,314          20,146          64,283
Loans to Individuals ..................................          55,910          32,274           4,549
                                                               --------        --------        --------
      Total Loans .....................................        $219,603        $242,266        $127,266
                                                               ========        ========        ========

Loans with Maturities After
  One Year for Which:           Interest Rates are Fixed or Predetermined       $ 276,828
                                Interest Rates are Floating or Adjustable       $  92,704

     * The volume of commercial loans due within one year reflects the Company's general policy of limiting such loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans totaling $1,547,000 are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

       In the normal course of business, the Bank makes loans to certain of the Company's, as well as its own executive officers and directors and their related interests. As of December 31, 2003 and 2002, these loans totaled $4.3 million and $3.5 million or 4.2% and 4.4% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

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

       At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review officer. This list is updated on a periodic basis, but no less than quarterly in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

       Industry experience shows that a portion of the Company's loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company's control, including, among other things, changes in market conditions affecting the value of properties and problems affecting the credit of the borrower. Management's determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

       In addition to maintaining an ongoing review of the loan portfolio, the internal loan review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the amount of nonspecifically allocated allowance necessary, in addition to the portion which is specifically allocated by loan. The internal loan review officer also uses the loan portfolio data collected to determine the allocation of the allowance for loan loss appropriate for the risk in each of the Company's major loan categories.

       As of December 31, 2003, the Company's review of the loan portfolio indicates that a loan loss allowance of $6.4 million is adequate to cover probable losses in the portfolio.

       The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

               LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

                                                                                     Years Ended December 31,
                                                                -----------------------------------------------------------------
                                                                  2003          2002          2001          2000          1999
                                                                ---------     ---------     ---------     ---------     ---------
                                                                                     (dollars in thousands)
Average Net Loans Outstanding ...............................   $ 570,122     $ 547,829     $ 508,560     $ 433,560     $ 340,447
                                                                =========     =========     =========     =========     =========

Balance of Allowance for Loan Loss at Beginning of Period ...   $   6,195     $   5,926     $   5,033     $   4,575     $   3,564
                                                                ---------     ---------     ---------     ---------     ---------
Loan Charge-Offs:
Real Estate-Construction ....................................         (17)         (215)           --           (15)           --
Real Estate-1-4 Family Residential ..........................         (63)         (170)          (35)          (14)           --
Real Estate-Other ...........................................          --            --            --            --            --
Commercial Loans ............................................        (693)         (610)         (325)         (522)         (114)
Loans to Individuals ........................................        (703)       (1,144)       (1,024)         (891)         (651)
                                                                ---------     ---------     ---------     ---------     ---------

Total Loan Charge-Offs ......................................      (1,476)       (2,139)       (1,384)       (1,442)         (765)
                                                                ---------     ---------     ---------     ---------     ---------

Recovery of Loans Previously Charged-off:
Real Estate-Construction ....................................          --             4            --            --            --
Real Estate-1-4 Family Residential ..........................          --            13             6             1             3
Real Estate-Other ...........................................           3             6            24            33             2
Commercial Loans ............................................         179            43           288            57           106
Loans to Individuals ........................................         304           224           292           240           209
                                                                ---------     ---------     ---------     ---------     ---------

Total Recovery of Loans Previously Charged-Off ..............         486           290           610           331           320
                                                                ---------     ---------     ---------     ---------     ---------

Net Loan Charge-Offs ........................................        (990)       (1,849)         (774)       (1,111)         (445)

Provision for Loan Loss .....................................       1,209         2,118         1,667         1,569         1,456
                                                                ---------     ---------     ---------     ---------     ---------

Balance at End of Period ....................................   $   6,414     $   6,195     $   5,926     $   5,033     $   4,575
                                                                =========     =========     =========     =========     =========

Ratio of Net Charge-Offs to Average Net Loans Outstanding ...        0.17%         0.34%         0.15%         0.26%         0.13%
                                                                =========     =========     =========     =========     =========

Allocation of Allowance for Loan Loss (dollars in thousands):

                                                                         December 31,
                                          ----------------------------------------------------------------------------
                                                   2003                       2002                      2001
                                          ----------------------     ----------------------     ----------------------
                                                     Percentage                 Percentage                 Percentage
                                                     of Loans to                of Loans to                of Loans to
                                          Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                          ------     -----------     ------     -----------     ------     -----------
Real Estate
  Construction ....................       $  510          7.0%       $  451          6.0%       $  220          4.4%
  1-4 Family Residential ..........          906         24.2%          872         25.3%          890         26.9%
  Other ...........................        1,798         23.1%        1,642         24.7%        1,900         26.2%
Commercial Loans ..................        1,339         13.8%        1,447         14.5%        1,260         14.3%
Municipal Loans ...................          238         16.2%          193         13.4%          139         10.2%
Loans to Individuals ..............        1,622         15.7%        1,547         16.1%        1,420         18.0%
Unallocated .......................            1          0.0%           43          0.0%           97          0.0%
                                          ------                     ------                     ------
Ending Balance ....................       $6,414        100.0%       $6,195        100.0%       $5,926        100.0%
                                          ======                     ======                     ======


                                                             December 31,
                                          -------------------------------------------------
                                                  2000                       1999
                                          ----------------------     ----------------------
                                                     Percentage                 Percentage
                                                     of Loans to                of Loans to
                                          Amount     Total Loans     Amount     Total Loans
                                          ------     -----------     ------     -----------
Real Estate
  Construction ....................       $  230          5.2%       $   91          4.8%
  1-4 Family Residential ..........          802         28.0%          840         29.0%
  Other ...........................        1,322         25.2%          964         24.7%
Commercial Loans ..................        1,561         16.1%        1,558         17.2%
Municipal Loans ...................           --          6.5%           --          3.9%
Loans to Individuals ..............        1,097         19.0%        1,077         20.4%
Unallocated .......................           21          0.0%           45          0.0%
                                          ------                     ------
Ending Balance ....................       $5,033        100.0%       $4,575        100.0%
                                          ======                     ======

See "Consolidated Financial Statements - Note 7. Loans and Allowance for Probable Loan Losses."

NONPERFORMING ASSETS

         Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned, repossessed assets and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Other Real Estate Owned
(OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company's books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

         Total nonperforming assets at December 31, 2003 were $2.3 million, down $1.1 million or 32.6% from $3.4 million at December 31, 2002. Other real estate owned decreased $329,000 or 62.8% to $195,000 from December 31, 2002 to December 31, 2003. Of the other real estate owned, 7.7% is a residential dwelling and 92.3% is commercial property. The Company is actively marketing all properties and none are being held for investment purposes. From December 31, 2002 to December 31, 2003, nonaccrual loans decreased $691,000 or 30.9% to $1.5 million. Of this total, 9.4% are construction and land development loans, 26.5% are residential real estate loans, 14.2% are commercial real estate loans, 27.0% are commercial loans and 22.9% are loans to individuals. Restructured loans decreased $106,000 or 32.6% to $219,000. Loans 90 days past due or more decreased $15,000 or 5.2% to $272,000. Repossessed assets increased $37,000 or 336.4% to $48,000.

       The following table of nonperforming assets is classified according to bank regulatory call report guidelines:

                                                      NONPERFORMING ASSETS
                                                           December 31,
                                     ------------------------------------------------------
                                      2003        2002        2001        2000        1999
                                     ------      ------      ------      ------      ------
                                                      (dollars in thousands)
Loans 90 Days Past Due:
   Real Estate .................     $  248      $  125      $  404      $  577      $  233
   Loans to Individuals ........         20          95         211          43          58
   Commercial ..................          4          67         330         599          48
                                     ------      ------      ------      ------      ------
                                        272         287         945       1,219         339
                                     ------      ------      ------      ------      ------
Loans on Nonaccrual:
   Real Estate .................        775       1,083         506         336          --
   Loans to Individuals ........        354         481         235         216         281
   Commercial ..................        418         674         155          78         422
                                     ------      ------      ------      ------      ------
                                      1,547       2,238         896         630         703
                                     ------      ------      ------      ------      ------
Restructured Loans:
   Real Estate .................        109         115         130         160         178
   Loans to Individuals ........         97         113          91         151         214
   Commercial ..................         13          97          62          78          56
                                     ------      ------      ------      ------      ------
                                        219         325         283         389         448
                                     ------      ------      ------      ------      ------

Total Nonperforming Loans ......      2,038       2,850       2,124       2,238       1,490

Other Real Estate Owned ........        195         524          65          43         140
Repossessed Assets .............         48          11         213         196         209
                                     ------      ------      ------      ------      ------
Total Nonperforming Assets .....     $2,281      $3,385      $2,402      $2,477      $1,839
                                     ======      ======      ======      ======      ======

Percentage of Total Assets .....       0.16%       0.25%       0.19%       0.22%       0.18%

Percentage of Loans and Leases,
Net of Unearned Discount .......       0.39%       0.59%       0.45%       0.51%       0.48%

         Nonperforming assets as a percentage of total assets decreased 0.09% from the previous year and as a percentage of loans decreased 0.20%. Nonperforming assets represent a drain on the earning ability of the Company. Decreases in earnings are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2003 in the opinion of management, the Company had $112,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

       The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

                                                         Valuation     Carrying
                                              Total      Allowance       Value
                                              ------     ---------     --------
                                                      (in thousands)
Real Estate Loans ....................        $  775        $104        $  671
Commercial Loans .....................           418         222           196
Loans to Individuals .................           354         146           208
                                              ------        ----        ------

Balance at December 31, 2003 .........        $1,547        $472        $1,075
                                              ======        ====        ======

                                                         Valuation     Carrying
                                              Total      Allowance       Value
                                              ------     ---------     --------
                                                      (in thousands)
Real Estate Loans ....................        $1,083        $207        $  876
Commercial Loans .....................           674         320           354
Loans to Individuals .................           481         189           292
                                              ------        ----        ------

Balance at December 31, 2002 .........        $2,238        $716        $1,522
                                              ======        ====        ======

       For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $1,771,000 and $1,562,000, respectively. During the years ended December 31, 2003 and 2002, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

       The net amount of interest recognized on loans that were nonaccruing or restructured during the year was $104,000, $160,000 and $70,000 for the years ended December 31, 2003, 2002 and 2001, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $155,000, $205,000 and $113,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

       The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented:

                                                              Years Ended December 31,
                                                     -----------------------------------------
                                                        2003           2002            2001
                                                     ----------     ----------      ----------
                                                                  (in thousands)
Balance at beginning of year ...................     $       --     $       --      $       --
    Acquisition of OREO ........................             --            105               8
    Disposition of OREO ........................             --           (105)             (8)
                                                     ----------     ----------      ----------
Balance at end of year .........................     $       --     $       --      $       --
                                                     ==========     ==========      ==========

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

       The Company accounts for debt and equity securities as follows:

       Held to Maturity (HTM). Debt securities that management has the current intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

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

       Purchase of premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

       Management attempts to deploy investable funds into instruments which are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.

         The following table sets forth the carrying amount of investment securities, mortgage-backed securities and marketable equity securities at December 31, 2003, 2002 and 2001:

                                                             December 31,
                                                  ----------------------------------
Available for Sale:                                 2003         2002         2001
                                                  --------     --------     --------
                                                            (in thousands)
U.S. Treasury                                     $ 20,946     $ 26,854     $ 11,065
U.S. Government Agencies                            21,015       12,859       21,229
Mortgage-backed Securities:
   Direct Govt. and Govt. Sponsored
   Entity Issues                                   572,586      460,638      407,077
   Other Private Issues                             11,995       28,377       47,001
State and Political Subdivisions                   101,807      111,646      126,421
Other Stocks and Bonds                              24,778       22,541       21,390
                                                  --------     --------     --------
      Total                                       $753,127     $662,915     $634,183
                                                  ========     ========     ========

                                                             December 31,
                                                  ----------------------------------
Held to Maturity:                                   2003         2002         2001
                                                  --------     --------     --------
                                                            (in thousands)
Mortgage-backed Securities:
   Direct Govt. Agency Issues                     $  6,382     $     --     $     --
                                                  --------     --------     --------
         Total                                    $  6,382     $     --     $     --
                                                  ========     ========     ========

       The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, and collateralized mortgage obligations and real estate mortgage investment conduits. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies, government sponsored enterprises, and direct whole loans) that pool and repackage the participation interests in the form of securities, to investors such as the Company. U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, the Federal National Mortgage Association (the "FNMA") and the Government National Mortgage Association. The whole loans the Company purchases are all AAA rated collateralized mortgage obligations and real estate mortgage investment conduit tranches rated AAA due to credit support and/or insurance coverage.

       Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, such as, fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages.

       The Company's mortgage-backed derivative securities include collateralized mortgage obligations, which include securities issued by entities which have qualified under the Internal Revenue Code as real estate mortgage investment conduits. Collateralized mortgage obligations and real estate mortgage investment conduits (collectively collateralized mortgage obligations) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A collateralized mortgage obligation can be collateralized by loans or securities which are insured or guaranteed by FNMA, Freddie Mac, the Government National Mortgage Association, or whole loans which, in the Company's case, are all rated AAA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a collateralized mortgage obligation is segmented and paid in accordance with a predetermined priority to investors holding various collateralized mortgage obligation classes. By allocating the principal and interest cash flows from the underlying collateral among the separate collateralized mortgage obligation classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

       The combined investment securities, mortgage-backed securities, and marketable equity securities portfolio increased to $759.5 million at December 31, 2003, compared to $662.9 million at December 31, 2002, an increase of $96.6 million or 14.6%. Mortgage-backed securities increased $101.9 million or 20.8% during 2003 when compared to 2002. State and Political Subdivisions decreased $9.8 million or 8.8% during 2003. U.S. Treasury securities decreased during 2003 compared to 2002 by $5.9 million or 22.0%, U. S. Government agency securities increased $8.2 million or 63.4%. Other stocks and bonds increased $2.2 million or 9.9% in 2003 compared to 2002 due to increases of $658,000 in FHLB stock dividends, $960,000 of trust preferred securities purchased during 2003 and $619,000 of trust common securities associated with Southside Statutory Trust III resulting from the adoption of FIN 46 on December 31, 2003. During 2003, interest rates declined and the yield curve remained steep. The Company used this low interest rate environment to reposition the securities portfolio in an attempt to reduce the overall duration and minimize prepayment of premium mortgage-backed securities. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. In some cases, higher coupon premium 30 year mortgage-backed securities with prepayment exposure were replaced with lower coupon premium 15 year mortgage-backed securities which lowered the overall duration and potentially reduced the prepayment exposure. Specific long duration municipal securities were sold and partially replaced with better call protected or better risk reward profile municipal securities. The decrease in the municipal securities portfolio was due partially in response to the growth of the Company's municipal loan portfolio and the amount of tax free income the Company can support without being subject to alternative minimum tax long-term.

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

       During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Company to take advantage of the higher interest rate environment, during the first half of 2000 primarily through the purchase of securities without incurring significant additional interest rate risk. The options associated with these CDs provided the Company with valuable balance sheet opportunities. The higher cost associated with these callable CDs had a negative impact on the net interest spread during the five quarters ended June 30, 2001. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield approximately that of the brokered CDs.

       During March 2001, the Company notified CD holders that $24.6 million of brokered CDs were being called April 12, 2001. The Company recorded $195,000 of additional interest expense associated with the call of the CDs during the first quarter ended March 31, 2001. Gains on sales of securities were used to offset this expense. During April 2001, the Company notified CD holders that the remaining $30.0 million of brokered CDs would be called May 24, 2001. An additional $357,000 of expense was incurred during the second quarter ending June 30, 2001, associated with the call of the brokered CDs. These CDs were replaced with long-term advances from the FHLB at an average rate of approximately 5.40%. As a result, the Company's interest expense on this $54.6 million declined after the CDs were called. The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2003, 2002 and 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

       The market value of the securities portfolio at December 31, 2003 was $759.5 million, which represented a net unrealized gain on that date of $9.7 million. The net unrealized gain was comprised of $12.4 million in unrealized gains and $2.8 million of unrealized losses. Net unrealized gains and losses on AFS securities, which is a component of shareholders' equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on shareholders' equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

       On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The Company has a significant amount of long-term Federal Home Loan Bank fixed rate liabilities and determined it was appropriate that a portion of the Company's securities portfolio should be designated HTM. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair market value of the securities on the transfer date. There were no sales from the HTM portfolio during the years ended December 31, 2003, 2002 or 2001. There were no securities classified as HTM for the years ended December 31, 2002 and 2001.

       The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2003 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are classified according to repricing frequency and cash flows from street estimates of principal prepayments.

                                                                       MATURING OR REPRICING
                                       ---------------------------------------------------------------------------------------
                                                                 After 1 But           After 5 But
                                          Within 1 Yr.          Within 5 Yrs.         Within 10 Yrs            After 10 Yrs.
                                       -----------------     ------------------     -----------------       ------------------
Available For Sale:                     Amount     Yield      Amount      Yield      Amount     Yield        Amount      Yield
                                       --------    -----     --------     -----     --------    -----       --------     -----
                                                                       (dollars in thousands)
U.S. Treasury .....................    $ 17,925     1.06%    $  3,021      3.34%    $     --       --       $     --       --
U.S. Government Agencies ..........      11,724     1.12%       3,199      2.66%       6,092     4.27%            --       --
Mortgage-backed Securities ........     224,883     4.00%     329,160      3.77%      30,538     3.45%            --       --
State and Political Subdivisions...         551     7.39%       3,583      6.83%       9,235     6.30%        88,438     7.00%
Other Stocks and Bonds ............      22,794     1.50%          --        --           --       --          1,984     6.10%
                                       --------              --------               --------                --------
     Total ........................    $277,877     3.49%    $338,963      3.79%    $ 45,865     4.13%      $ 90,422     6.98%
                                       ========              ========               ========                ========

                                                                       MATURING OR REPRICING
                                       ---------------------------------------------------------------------------------------
                                                                 After 1 But           After 5 But
                                          Within 1 Yr.          Within 5 Yrs.         Within 10 Yrs            After 10 Yrs.
                                       -----------------     ------------------     -----------------       ------------------
Held to Maturity:                       Amount     Yield      Amount      Yield      Amount     Yield        Amount      Yield
                                       --------    -----     --------     -----     --------    -----       --------     -----
                                                                        (dollars in thousands)
Mortgage-backed Securities...          $    442    4.57%     $  2,033    4.57%      $  3,907    4.57%       $     --        --
                                       --------              --------               --------                --------

     Total...................          $    442    4.57%     $  2,033    4.57%      $  3,907    4.57%       $     --        --
                                       ========              ========               ========                ========

DEPOSITS AND BORROWED FUNDS

       Deposits provide the Company with its primary source of funds. The increase of $58.0 million or 7.1% in total deposits during 2003 provided the Company with funds for the growth in loans. Deposits increased during 2003 primarily due to branch expansion the past few years and increased market penetration. Time deposits decreased $22.8 million or 6.6% during 2003 compared to 2002. Noninterest bearing demand deposits increased $36.3 million or 18.8% during 2003. Interest bearing demand deposits increased $37.0 million or 15.5% and Saving Deposits increased $7.5 million or 19.9% during 2003. The latter three categories, which are considered the lowest cost deposits, comprised 63.1% of total deposits at December 31, 2003 compared to 57.6% at December 31, 2002. The increase in total deposits was reflective of overall bank growth and branch expansion.

       The following table sets forth the Company's deposits by category at December 31, 2003, 2002, and 2001:

                                                      Years Ended December 31,
                                                 --------------------------------
                                                   2003        2002        2001
                                                 --------    --------    --------
                                                          (in thousands)
Noninterest Bearing Demand Deposits .........    $229,649    $193,305    $171,802
Interest Bearing Demand Deposits ............     275,174     238,215     210,742
Savings Deposits ............................      45,559      38,012      29,628
Time Deposits ...............................     322,147     344,954     345,782
                                                 --------    --------    --------
       Total Deposits .......................    $872,529    $814,486    $757,954
                                                 ========    ========    ========

       During the year ended December 31, 2003, total time deposits of $100,000 or more decreased $2.2 million from December 31, 2002. Total time deposits of $100,000 or more, excluding State of Texas time deposits, decreased $9.2 million or 8.7% during 2003 compared to 2002, while State of Texas time deposits increased $7.0 million or 19.7%.

       The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2003 and 2002:

                                                December 31, 2003                            December 31, 2002
                                    ----------------------------------------      -----------------------------------------
                                        Time          Other                           Time           Other
                                    Certificates      Time                        Certificates       Time
                                     of Deposit     Deposits         Total         of Deposit      Deposits          Total
                                      -------        -------        --------        --------        -------        --------
                                                                         (in thousands)
Three months or less .........        $28,456        $21,000        $ 49,456        $ 35,923        $21,000        $ 56,923
Over three to six months .....         19,051         21,000          40,051          19,991         14,000          33,991
Over six to twelve months ....         20,828             --          20,828          19,053            459          19,512
Over twelve months ...........         27,582            459          28,041          30,146             --          30,146
                                      -------        -------        --------        --------        -------        --------

        Total ................        $95,917        $42,459        $138,376        $105,113        $35,459        $140,572
                                      =======        =======        ========        ========        =======        ========

       Short-term Obligations, consisting primarily of FHLB advances and Federal Funds Purchased, increased $27.0 million or 15.7% during 2003 when compared to 2002. FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and securities.

                                                                              Years Ended December 31,
                                                                        --------------------------------------
                                                                          2003           2002           2001
                                                                        --------       --------       --------
                                                                                (dollars in thousands)
Federal funds purchased
   Balance at end of period ......................................      $  3,525       $ 15,850       $ 25,900
   Average amount outstanding during the period (1) ..............         1,300          2,122          3,285
   Maximum amount outstanding during the period ..................        24,275         22,875         25,900
   Weighted average interest rate during the period (2) ..........           1.4%           2.1%           4.0%
   Interest rate at end of period ................................           1.2%           1.8%           1.9%

Federal Home Loan Bank ("FHLB") Dallas short-term advances
   Balance at end of period ......................................      $192,608       $153,422       $114,177
   Average amount outstanding during the period (1) ..............       156,854        152,896        165,100
   Maximum amount outstanding during the period ..................       210,608        188,477        207,744
   Weighted average interest rate during the period (2) ..........           3.9%           3.7%           4.3%
   Interest rate at end of period ................................           3.4%           4.1%           3.3%

Other obligations
   Balance at end of period ......................................      $  2,598       $  2,500       $  2,500
   Average amount outstanding during the period (1) ..............         1,144          1,707          1,799
   Maximum amount outstanding during the period ..................        11,429          2,544          3,301
   Weighted average interest rate during the period (2) ..........           0.9%           1.5%           3.6%
   Interest rate at end of period ................................           0.7%           1.0%           1.4%

Short-term junior subordinated debentures (3)
   Balance at end of period ......................................      $     --       $     --       $     --
   Average amount outstanding during the period (1) ..............         1,753             --             --
   Maximum amount outstanding during the period ..................        20,000             --             --
   Weighted average interest rate during the period (2) ..........           8.5%            --             --
   Interest rate at end of period ................................            --             --             --

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3) Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

         Long-term Obligations of FHLB advances increased $20.9 million or 9.1% during 2003 to $252.1 million when compared to $231.1 million in 2002. The increase was primarily the result of additional funding obtained to fund security purchases made during 2003.

         Long-term junior subordinated convertible debentures decreased $14.2 million during 2003 or 100% when compared to December 31, 2002. During the year ended December 31, 2003, 1,415,965 convertible trust preferred shares were converted into the Company's common stock.

         On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company's common stock at an adjusted conversion price of $8.64 per common share. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of Southside Bancshares, Inc., redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company's common stock. This increased the Company's number of shares of common stock outstanding to 10,358,880 at December 31, 2003.

         On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 preferred securities (the "junior subordinated debentures") at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the fourth quarter and should provide a better match for the overall interest rate sensitivity position of the Company.

THE BANKING INDUSTRY IN TEXAS

         The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the last ten years the East Texas economy has diversified, decreasing the overall impact of fluctuating oil prices, however, the East Texas economy is still affected by the oil industry. During 2003 the economy in the Company's market area has shown some signs of modest growth. The two areas of concern are the slow rate of job growth in the local and national labor markets and the personal bankruptcy rate. Management anticipates these two events could have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

       The activities engaged in by the Company and its subsidiary, Southside Bank, are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. The Company expects the number of financial institutions in the Company's market area to continue to increase. Brokerage companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998, federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions have a competitive advantage. Additionally, the Company must compete against several institutions located in East Texas and elsewhere in the Company's market area which have capital resources and legal loan limits substantially in excess of those available to the Company. The Company faces competition from institutions that offer products and services the Company does not or cannot currently offer. Some institutions the Company competes with offer interest rate levels on loan and deposit products the Company is unable to profitably offer. The Company expects the competition to increase.

EMPLOYEES

       At February 27, 2004, the Company employed approximately 437 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company and Southside Bank as of December 31, 2003, were as follows:

B. G. Hartley (Age 74), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Bank, having served in these capacities since the Bank's inception in 1960.

Sam Dawson (Age 56), President, Secretary and Director of the Company. President, Chief Operations Officer and Director of the Bank since 1996. He became an officer of the Company in 1982 and of the Bank during 1975.

Robbie N. Edmonson (Age 71), Vice Chairman of the Board of the Company and the Bank. He joined the Bank as a vice president in 1968.

Jeryl Story (Age 52), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Bank, since 1996. He joined the Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 47), Executive Vice President and Chief Financial Officer of the Company and of the Bank. He is also a Director of the Bank. He became an officer of the Company in 1985 and of the Bank during 1984.

       All the individuals named above serve in their capacity as officers of the Company and/or the Bank and are appointed by the Board of Directors of each entity.

SUPERVISION AND REGULATION

         Banking is a complex, highly regulated industry. Consequently, the Company's growth and earnings performance can be affected not only by decisions of management and national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation ("FDIC"), the Department of Banking of the State of Texas, United States Department of Treasury (the "Treasury Department"), the Internal Revenue Service and state taxing authorities.

         The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Bank and the Company establishes a comprehensive framework for the Company's operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the Bank's depositors and the public, rather than the Company's shareholders and creditors. The following summarizes some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

         A bank holding company may become a financial holding company under GLBA if each of its subsidiary banks is "well capitalized" under the FDIC Improvement Act prompt corrective action provisions, is "well managed" and has at least a "satisfactory" rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company elects to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

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

         Interstate Banking. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain age and deposit concentration limits. In addition, Texas banking laws permit a bank holding company that owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas. This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas. The Company has no present plans to acquire or establish banks outside the State of Texas but has not eliminated the possibility of doing so.

         Capital Adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as Southside Delaware and the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider the Company's and the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank.

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

         Under regulatory capital guidelines, the Company must maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. As of December 31, 2003, the Company's total risk-based capital ratio was 18.40%, the Company's Tier 1 risk-based capital ratio was 17.42% and the Company's leverage capital ratio was 8.12%.

         The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets and that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2003, the Federal Reserve had not advised us of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

         Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the Bank through Southside Delaware. The Company's sources of income are dividends paid by the Bank. The Company must pay all of its operating expenses from funds the Company receives from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. In addition, in November 1985 the Federal Reserve adopted a policy statement concerning payment of cash dividends, which generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. The Company is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Company maintain an adequate level of capital as described above and serve as a source of strength for the bank.

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

         Regulation of Lending Activities. Loans made by the Bank are subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Finance Code, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

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

         The ability of the Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. The Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The FDIC has the right to prohibit the payment of dividends by the Bank where the payment is deemed to be an unsafe and unsound banking practice. The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirements that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the FDIC.

         The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general, applicable tax rates in effect from year to year and the discretion of the board of directors of the Bank. The Bank's ability to pay dividends in the future will directly depend on the Bank's future profitability, which cannot be accurately estimated or assured.

         Capital Adequacy. In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. At December 31, 2003, the Bank was well-capitalized and had a total risk-based capital ratio of 17.79%, a Tier 1 risk-based capital ratio of 16.81% and a leverage capital ratio of 7.83%.

         The Bank is regulated by the TDB and the FDIC. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

         On December 31, 2003, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank's actual capital to total assets and risk-based capital ratios at December 31, 2003 were in excess of the minimum requirements.

       Also see discussion of "Capital Resources" under Item 7.

         Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The FDIC's "prompt corrective action" regulations divides banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight, a core capital ratio of less than four percent or a leverage ratio of less than four percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

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

         If a state nonmember bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank. If a bank is classified as significantly undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the FDIC determines otherwise.

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

         Community Reinvestment Act. Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the FDIC is charged with preparing a written evaluation of the Bank's record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An "unsatisfactory" Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks have a Community Reinvestment Act rating of at least satisfactory. The Bank was last examined for compliance with the Community Reinvestment Act on October 9, 2001 and received a rating of "outstanding."

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the FDIC imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The FDIC assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. There is currently a 27 basis point spread between the highest and the lowest assessment rates, so that banks classified as strongest were subject in 2003 to 0% assessment, and banks classified as weakest were subject to an assessment rate of .27%. In addition to the insurance assessment, each insured bank was subject in 2003 to an assessment on deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Under these assessment criteria, the Bank was required to pay annual deposit premiums to the Bank Insurance Fund in 2003. The Bank's deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

         In 1994, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Texas law permits interstate branching in two manners, with certain exceptions. First, a financial institution with its main office outside of Texas may establish a branch in the State of Texas by acquiring a financial institution located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition. In addition, a financial institution with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the financial institution's main office is located in a state that would permit Texas institutions to establish a branch on a de novo basis in that state.

         The FDIC has adopted regulations under the Reigle-Neal Act to prohibit an out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

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

USURY LAWS

       Texas usury laws limit the rate of interest that may be charged by state banks. Certain Federal laws provide a limited preemption of Texas usury laws. The maximum rate of interest that Southside Bank may charge on direct business loans under Texas law varies between 18% per annum and (i) 28% per annum for business and agricultural loans above $250,000 or (ii) 24% per annum for other direct loans. Texas floating usury ceilings are tied to the 26-week United States Treasury Bill Auction rate. Other ceilings apply to open-end credit card loans and dealer paper purchased by the Company. A federal statute removes interest ceilings under usury laws for loans by the Company that are secured by first liens on residential real property.

ECONOMIC ENVIRONMENT

       The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. The Federal Reserve regulates the national supply of bank credit. Among the means available to the Federal Reserve are open market operations in United States Government Securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member and nonmember bank deposits, and loans and limitations on interest rates which member banks may pay on time or demand deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

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

         o Thirty-one Automatic Teller Machines (ATM's) located throughout Smith and Gregg Counties.

         Southside bank leases the following locations:

         The Company currently operates full service banks in leased space in twelve grocery stores in the following locations:

         o        One in Bullard, Texas

         o        One in Lindale, Texas

         o        One in Flint, Texas

         o        One in Whitehouse, Texas

         o        Three in Longview, Texas

         o        Five in Tyler, Texas

         All of the properties detailed above are suitable and adequate to provide the banking services intended based on the type of property described. In addition, the properties for the most part are fully utilized but designed with productivity in mind and can handle the additional business volume the Company anticipates it will generate. As additional needs are identified, individual property enhancements or the need to add properties will be evaluated.

ITEM 3.  LEGAL PROCEEDINGS

       The Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the three months ended December 31, 2003, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         The Company's common stock trades on the Nasdaq National Market under the symbol "SBSI." The high/low prices shown below represent the daily weighted average prices on the Nasdaq National Market for the period from January 1, 2002 to December 31, 2003. During the third quarters of 2003 and 2002, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

   Year Ended                    1st qtr.         2nd qtr.          3rd qtr.           4th qtr.
-----------------           ---------------   ---------------   ---------------    ---------------
December 31, 2003           $ 16.95 - 14.00   $ 18.60 - 15.62   $ 17.22 - 16.02    $ 18.97 - 15.97
December 31, 2002           $ 12.63 - 11.33   $ 14.78 - 12.10   $ 14.63 - 11.87    $ 14.51 - 12.91

         See "Item 7. Capital Resources" for a discussion of the Company's common stock repurchase program.

STOCKHOLDERS

         There were approximately 1,095 holders of record of the Company's common stock, the only class of equity securities currently issued and outstanding, as of February 27, 2004.

DIVIDENDS

         Cash dividends declared and paid were $ 0.36, $0.33 and $0.25 per share for the years ended December 31, 2003, 2002 and 2001 respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2003, 2002 and 2001. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. For additional discussion relating to restrictions that limit the Company's ability to pay dividends refer to "Supervision and Regulation" and "Capital Guidelines" in Item 1. Business and "Capital Resources" in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations. The cash dividends were paid quarterly each year as listed below.

                          Quarterly Cash Dividends Paid

   Year Ended             1st qtr.      2nd qtr.      3rd qtr.      4th qtr.
-----------------         --------      --------      --------      --------
December 31, 2003         $   0.08      $   0.08      $   0.10      $   0.10
December 31, 2002         $   0.07      $   0.09      $   0.07      $   0.10
December 31, 2001         $   0.06      $   0.06      $   0.06      $   0.07

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2003. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as set forth in this report.

                                                                        As of and For the Years Ended December 31,
                                                          ----------------------------------------------------------------------
                                                              2003           2002           2001           2000         1999
                                                          ------------   ------------   ------------   ------------   ----------
                                                                            (in thousands, except per share data)
Balance Sheet Data:

Investment Securities .................................   $    144,876   $    151,509   $    158,818   $    161,285   $  182,452
                                                          ============   ============   ============   ============   ==========

Mortgage-backed and Related Securities ................   $    590,963   $    489,015   $    454,078   $    412,247   $  347,574
                                                          ============   ============   ============   ============   ==========

Loans, Net of Allowance for Loan Loss .................   $    582,721   $    564,265   $    528,124   $    476,402   $  382,249
                                                          ============   ============   ============   ============   ==========

Total Assets ..........................................   $  1,454,952   $  1,349,186   $  1,276,737   $  1,151,881   $1,012,565
                                                          ============   ============   ============   ============   ==========

Deposits ..............................................   $    872,529   $    814,486   $    757,954   $    720,605   $  587,544
                                                          ============   ============   ============   ============   ==========

Long-term Obligations .................................   $    272,694   $    265,365   $    297,663   $    216,595   $  194,704
                                                          ============   ============   ============   ============   ==========
Income Statement Data:

Interest & Deposit Service Income .....................   $     73,958   $     79,959   $     87,559   $     83,463   $   67,468
                                                          ============   ============   ============   ============   ==========

Income before cumulative effect of change in
accounting principle ..................................   $     13,564   $     13,325   $     12,725   $      9,825   $    7,924
                                                          ============   ============   ============   ============   ==========

Net Income ............................................   $     13,564   $     13,325   $     11,731   $      9,825   $    7,924
                                                          ============   ============   ============   ============   ==========
Per Share Data:

Net Income Per Common Share:

  Basic before cumulative effect of change in
    accounting principle ..............................   $       1.50   $       1.53   $       1.47   $       1.11   $     0.89
                                                          ============   ============   ============   ============   ==========

  Basic ...............................................   $       1.50   $       1.53   $       1.36   $       1.11   $     0.89
                                                          ============   ============   ============   ============   ==========

  Diluted before cumulative effect of change in
    accounting principle ..............................   $       1.28   $       1.28   $       1.24   $       1.07   $     0.86
                                                          ============   ============   ============   ============   ==========

  Diluted .............................................   $       1.28   $       1.28   $       1.15   $       1.07   $     0.86
                                                          ============   ============   ============   ============   ==========

Cash Dividends Paid Per Common Share ..................   $       0.36   $       0.33   $       0.25   $      0.225   $     0.20
                                                          ============   ============   ============   ============   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides a comparison of the Company's results of operations for the years ended December 31, 2003, 2002 and 2001 and financial condition as of December 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

FORWARD-LOOKING INFORMATION

         Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the "Company") a bank holding company, may be considered to be "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as "expect," "estimate," "project," "anticipate," "could," "should," "may," "intend," "probability," "risk," "target," "objective" and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company's actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See "Item 1 - Business" and "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations." By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, economic or other disruptions caused by military actions in Iraq, Haiti or other areas, changes in the interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company's ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

CRITICAL ACCOUNTING ESTIMATES

       The accounting and reporting estimates of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its critical accounting policies to include the following:

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

       At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review officer. This list is updated on a periodic basis, but no less than quarterly in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

       In addition to maintaining an ongoing review of the loan portfolio, the internal loan review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the amount of nonspecifically allocated allowance necessary, in addition to the portion which is specifically allocated by loan. The internal loan review officer also uses the loan portfolio data collected to determine the allocation of the allowance for loan loss appropriate for the risk in each of the Company's major loan categories.

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

       As of December 31, 2003, the Company's review of the loan portfolio indicates that a loan loss allowance of $6.4 million is adequate to cover probable losses in the portfolio.

         Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

         Defined Benefit Retirement Plan. The plan obligations and related assets of the defined benefit retirement plan are presented in Note 13 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At December 31, 2003, the weighted-average actuarial assumption of the Company's plan were: discount rate 6.5%; long-term rate of return on plan assets 9.0%; and assumed salary increases 4.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

OVERVIEW

OPERATING RESULTS

       During the year ended December 31, 2003, the Company's net income increased $239,000 or 1.8% to $13.6 million, from $13.3 million for the same period in 2002. The increase in net income was primarily attributable to an increase in noninterest income and a decrease in provision for loan losses. Noninterest income increased primarily due to the increases in deposit services income, mortgage servicing release fees income, gains on sales of securities available for sale and other noninterest income. These increases were partially offset by an increase in noninterest expense, a decrease in net interest income and an increase in income taxes. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of six new branches during 2002 and 2003 and amortization expense related to expensing the unamortized origination cost associated with the redemption of Southside Capital Trust I. Earnings per fully diluted share were $1.28 for each of the years ended December 31, 2003 and 2002.

FINANCIAL CONDITION

       Total assets increased $105.8 million or 7.8% to $1.45 billion at December 31, 2003 from $1.35 billion at December 31, 2002. The increase was primarily attributable to a $96.6 million increase in the securities portfolio and to a lesser extent a $18.5 million increase in net loans. The securities portfolio totaled $759.5 million at December 31, 2003 compared to $662.9 million at December 31, 2002. At December 31, 2003, net loans were $582.7 million compared to $564.3 million at December 31, 2002. The increase in securities and loans was funded by increases in deposits and FHLB advances.

       Nonperforming assets at December 31, 2003 decreased to $2.3 million, and represented 0.16% of total assets, compared to $3.4 million or 0.25% of total assets at December 31, 2002. Nonaccruing loans decreased to $1.5 million and the ratio of nonaccruing loans to total loans decreased to 0.26% at December 31, 2003 as compared to $2.2 million and 0.39% at December 31, 2002. Other real estate owned decreased to $195,000 at December 31, 2003 from $524,000 at December 31, 2002. Loans 90 days past due at December 31, 2003 decreased to $272,000 compared to $287,000 at December 31, 2002. Restructured loans at December 31, 2003 decreased to $219,000 compared to $325,000 at December 31, 2002. Overall, asset quality improved during 2003.

       Deposits increased $58.0 million to $872.5 million at December 31, 2003 from $814.5 million at December 31, 2002. FHLB advances were $444.7 million at December 31, 2003, a $60.1 million increase from $384.6 million at December 31, 2002. Short-term FHLB advances increased $39.2 million to $192.6 million at December 31, 2003 from $153.4 million at December 31, 2002. Long-term FHLB advances increased $20.9 million to $252.1 million at December 31, 2003 from $231.1 million at December 31, 2002. Other borrowings at December 31, 2003 and 2002 totaled $26.7 million and $52.6 million, respectively, and at December 31, 2003 consisted of $6.1 million of Short-term borrowings and $20.6 million of Long-term debt.

         On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company's common stock at an adjusted conversion price of $8.64 per common share. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of Southside Bancshares, Inc., redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company's common stock. This increased the Company's number of shares of common stock outstanding to 10,358,880 at December 31, 2003.

       On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 preferred securities (the "junior subordinated debentures") at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the fourth quarter and should provide a better match for the overall interest rate sensitivity position of the Company.

       Shareholders' equity at December 31, 2003 totaled $100.4 million compared to $80.3 million at December 31, 2002. The increase primarily reflects the net income recorded for the year ended December 31, 2003, and the increase in the common stock issued of $14.5 million as a result of conversions from the Company's junior subordinated convertible debentures into the Company's common stock and the Company's incentive stock option and dividend reinvestment plans. These increases were partially offset by the repurchase of 221,800 shares of the outstanding stock at an average price of $17.27 per share, the payment of cash dividends and a decrease in the accumulated other comprehensive income of $1.2 million.

       During 2003 the economy in the Company's market area appeared to show some signs of modest growth. The two areas of concern are the slow rate of job growth in the local and national labor markets and the personal bankruptcy rate. Management anticipates these two events could have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

      Key financial indicators management follows include but are not limited to, numerous interest rate sensitivity and risk, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, and economic risk.

LEVERAGE STRATEGY

       In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company's capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the "FHLB") and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company's borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company's assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company's capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers and increased interest rate risk. The Company's asset structure, spread and margin increases the need to monitor the Company's interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company's equity capital significantly.

         The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming adequate quality loan growth is available in the Company's market area. If adequate quality loan growth is not available to achieve the Company's goal of enhancing profitability by maximizing the use of the Company's capital, as described above, then additional securities will be purchased. During 2003, sufficient quality loan growth was not available at a market price the Company was willing to accept. As a result, the securities portfolio as a percentage of total assets increased to 52.2% at December 31, 2003 from 49.1% at December 31, 2002. On the liability side, the Company will continue to utilize a combination of advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as Asset Liability Committee (ALCO) objectives. During the 2003 low interest rate environment, long-term deposits necessary to balance ALCO objectives, as a result of long-term assets added to the balance sheet, have not been available in the Company's market area at a market price the Company was willing to accept. As a result, FHLB borrowings as a percentage of deposits increased to 51.0% at December 31, 2003 from 47.2% at December 31, 2002. The intended net result of the overall balance sheet strategy is to increase the Company's net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company's determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

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

        COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31,
                       2003 COMPARED TO DECEMBER 31, 2002

NET INTEREST INCOME

       Net interest income is one of the principal sources of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in interest earning assets and interest bearing liabilities materially impact net interest income.

       Net interest income for the year ended December 31, 2003 was $31.3 million, a decrease of $1.5 million or 4.6% compared to the same period in 2002. The overall decrease in net interest income was due to the fact that decreases in interest income from loans and securities were more than decreases in interest expense from deposits and other borrowings which decreased the net yield on average interest earning assets. Average interest earning assets increased $69.6 million or 5.8%, and the net yield on average interest earning assets decreased from 3.11% at December 31, 2002 to 2.80% at December 31, 2003. Net interest income decreased during the first nine months ended September 30, 2003 as a result of decreases in the Company's net interest margin and spread to 2.74% and 2.26%, respectively, when compared to the same period in 2002, which was due in large part to significantly lower mortgage interest rates and the lower overall interest rate environment primarily during the second quarter ended June 30, 2003. This led to substantially increased residential mortgage refinancing nationwide and in the Company's market area combined with increased repricing of all of the Company's other loan types primarily during the second quarter ended June 30, 2003 and the third quarter ended September 30, 2003.

       Net interest income increased during the fourth quarter as a result of increases in the Company's net interest margin and spread during the fourth quarter ended December 31, 2003 to 2.96% and 2.55%, respectively when compared to 2.87% and 2.36%, respectively for the same period in 2002, which was due to several factors. The higher overall interest rate environment during the fourth quarter ended December 31, 2003 led to decreased residential mortgage refinancing nationwide and in the Company's market area combined with decreased repricing of all of the Company's other loan types during the fourth quarter ended December 31, 2003. A return to long-term interest rate levels experienced in May and June of 2003 could impact the Company's net interest margin in the future due to increased prepayments and repricings. Other factors that impacted Southside's net interest margin and spread included $31.9 million of fixed rate FHLB advances at an average rate of 3.86% that repriced during the fourth quarter of 2003, and the reduction in interest expense on Southside Bancshares trust preferred securities during the fourth quarter ended December 31, 2003. An increase in average earning assets during the fourth quarter ended December 31, 2003 was also a contributing factor for the increase in net interest income.

       During the year ended December 31, 2003, average loans, funded by the growth in average deposits, increased $22.3 million or 4.1%, compared to the same period in 2002. The average yield on loans decreased from 7.17% at December 31, 2002 to 6.50% at December 31, 2003, reflective of an overall average decrease in interest rates. As interest rates declined, especially short-term interest rates, loan customers increasingly requested floating rate loans, which lowered the overall yield on loans. In addition, the Company has experienced a large number of loan customers requesting loan repricings due to lower interest rates offered to them by competing financial institutions. If interest rates remain low or move lower the Company anticipates it will be required to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield. The decrease in interest income on loans of $2.7 million or 7.1% was the result of the decrease in interest rates partially offset by the increase in average loans.

       Average investment and mortgage-backed securities increased $39.9 million or 6.5% for the year ended December 31, 2003 when compared to the same period in 2002. This increase was primarily funded by an increase in the Company's average deposits. The overall yield on average investment and mortgage-backed securities decreased to 4.13% during the year ended December 31, 2003 from 5.39% during the same period in 2002, due in large part to increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and increased cash to reinvest in a lower interest rate environment. Interest income on investment and mortgage-backed securities decreased $5.4 million in 2003 or 17.9% compared to 2002 due to the decrease in the average yield on securities during 2003, which more than offset the increase in the average balance.

       Interest income from marketable equity securities, federal funds and other interest earning assets decreased $98,000 or 13.9% for the year ended December 31, 2003 when compared to 2002 as a result of lower interest rates in 2003.

       During the year ended December 31, 2003 securities increased more than loans. As a result, the mix of the Company's interest earning assets reflected a decrease in total loans as a percentage of total average interest earning assets compared to the prior year end as loans averaged 45.7% compared to 46.4% during 2002, a direct result of slower loan growth and a larger increase in securities. Securities averaged 53.7% of the total and other interest earning asset categories averaged 0.6% for December 31, 2003. During 2002 the comparable mix was 53.4% in securities and 0.2% in the other interest earning asset categories.

       Total interest expense decreased $6.7 million or 18.5% to $29.7 million during the year ended December 31, 2003 as compared to $36.4 million during the same period in 2002. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $32.9 million or 3.2%. Average interest bearing deposits increased $32.6 million or 5.5% while the average rate paid decreased from 2.73% at December 31, 2002 to 1.82% at December 31, 2003. Average time deposits decreased $23.3 million or 6.6% and the average rate paid decreased 83 basis points. Average interest bearing demand deposits increased $47.0 million or 23.0% while the average rate paid decreased 64 basis points. Average savings deposits increased $8.8 million or 25.4% while the average rate paid decreased 81 basis points. Average noninterest bearing demand deposits increased $23.6 million or 12.8% during 2003. The latter three categories, which are considered the lowest cost deposits, comprised 60.2% of total average deposits during the year ended December 31, 2003 compared to 54.4% during 2002 and 51.7% during 2001. The increase in average total deposits is reflective of overall bank growth and branch expansion.

       The Company's current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2003, 2002 and December 31, 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

         The following table sets forth the Company's deposit averages by category for the years ended December 31, 2003, 2002 and 2001:

                            COMPOSITION OF DEPOSITS

                                                                          Years Ended December 31,
                                               -----------------------------------------------------------------------------------
                                                        2003                         2002                          2001
                                               ------------------------     ------------------------     -------------------------
                                                                             (dollars in thousands)
                                                 AVG.            AVG.         AVG.            AVG.         AVG.             AVG.
                                               BALANCE          YIELD       BALANCE          YIELD       BALANCE           YIELD
                                               --------        --------     --------        --------     --------         --------
Noninterest Bearing Demand Deposits .....      $207,253           N/A       $183,683           N/A       $166,828           N/A
Interest Bearing Demand Deposits ........       251,348          0.75%       204,344          1.39%       179,438          2.54%
Savings Deposits ........................        43,687          0.67%        34,848          1.48%        26,380          2.35%
Time Deposits ...........................       331,713          2.79%       354,966          3.62%       348,190          5.66%
                                               --------                     --------                     --------
     Total Deposits .....................      $834,001          1.37%      $777,841          2.08%      $720,836          3.45%
                                               ========                     ========                     ========

       Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $159.3 million, an increase of $2.6 million or 1.6% for the year ended December 31, 2003 when compared to the same period in 2002. Interest expense associated with short-term interest bearing liabilities increased $436,000 or 7.6% and the average rate paid increased 21 basis points for the year ended December 31, 2003 when compared to the same period in 2002 due primarily to higher interest bearing FHLB advances rolling into short-term from long-term. Average long-term interest bearing liabilities consisting of FHLB advances decreased $330,000 or 0.1% during the year ended December 31, 2003 to $232.4 million as compared to $232.7 million at December 31, 2002. Interest expense associated with long-term FHLB advances decreased $1.8 million or 15.6% and the average rate paid decreased 76 basis points for the year ended December 31, 2003 when compared to the same period in 2002. The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

       Average short-term junior subordinated debentures increased $1.8 million or 100% during the year ended December 31, 2003 when compared to same period in 2002. The increase is due to the fact that on September 4, 2003, the Company announced it would redeem on October 6, 2003 the $20.0 million of long-term junior subordinated debentures the Company originally issued during 1998. This reflects the reclassification of the long-term junior subordinated debentures to short-term until they were redeemed.

         Average long-term junior subordinated convertible debentures were $11.7 million for the year ended December 31, 2003 compared to $15.3 million for the same period in 2002. On December 31, 2003, Southside Capital Trust II, a subsidiary of Southside Bancshares, Inc., redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company's common stock. This increased the Company's number of shares of common stock outstanding to 10,358,880 at December 31, 2003. Interest expense associated with the long-term convertible debt decreased $500,000 or 37.5% and the average rate paid decreased 157 basis points for the year ended December 31, 2003, when compared to the same period in 2002.

       Average long-term junior subordinated debentures remained the same at $20 million from December 31, 2002 to December 31, 2003. Interest expense decreased $281,000 or 16.5% and the average rate paid decreased 140 basis points for the year ended December 31, 2003 when compared to the same period in 2002. On October 6, 2003, Southside Capital Trust I, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the fourth quarter and should provide a better match for the overall interest rate sensitivity position of Southside Bancshares.

RESULTS OF OPERATIONS

       The following table presents average balance sheet amounts and average yields for the years ended December 31, 2003, 2002 and 2001. The information should be reviewed in conjunction with the financial statements for the same years then ended. Two major components affecting the Company's earnings are the interest earning assets and interest bearing liabilities. A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

                                                                 AVERAGE BALANCES AND YIELDS
                                                                   (dollars in thousands)
                                                                         Years Ended
                                           -------------------------------------------------------------------------
                                                      December 31, 2003                    December 31, 2002
                                           ----------------------------------     ---------------------------------
                                               AVG.                      AVG.        AVG.                      AVG.
                                             BALANCE       INTEREST     YIELD       BALANCE       INTEREST    YIELD
                                           -----------     --------     -----     -----------     --------    -----
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2) .........................     $   570,122      $37,035     6.50%     $   547,829      $39,278     7.17%
Loans Held For Sale ..................           5,694          309     5.43%           4,502          317     7.04%
Securities:
Inv. Sec. (Taxable)(4) ...............          31,040          622     2.00%          27,363          923     3.37%
Inv. Sec. (Tax-Exempt)(3)(4) .........          86,935        6,220     7.15%         115,918        8,494     7.33%
Mortgage-backed Sec.(4) ..............         535,506       20,149     3.76%         470,272       23,647     5.03%
Marketable Equity Sec ................          22,734          519     2.28%          22,106          654     2.96%
Interest Earning Deposits ............             622           10     1.61%             675           22     3.26%
Federal Funds Sold ...................           7,303           79     1.08%           1,736           30     1.73%
                                           -----------      -------               -----------      -------
Total Interest Earning Assets ........       1,259,956       64,943     5.15%       1,190,401       73,365     6.16%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks ..............          36,862                                 35,649
Bank Premises and Equipment ..........          30,038                                 29,947
Other Assets .........................          42,112                                 40,607
  Less: Allowance for Loan Loss ......          (6,534)                                (6,118)
                                           -----------                            -----------
Total Assets .........................     $ 1,362,434                            $ 1,290,486
                                           ===========                            ===========


                                               AVERAGE BALANCES AND YIELDS
                                                 (dollars in thousands)
                                                      Years Ended
                                           ----------------------------------
                                                    December 31, 2001
                                           ----------------------------------
                                               AVG.                      AVG.
                                             BALANCE       INTEREST     YIELD
                                           -----------     --------     -----
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2) .........................     $   508,560      $41,542     8.17%
Loans Held For Sale ..................           1,908          151     7.91%
Securities:
Inv. Sec. (Taxable)(4) ...............          37,585        2,062     5.49%
Inv. Sec. (Tax-Exempt)(3)(4) .........          96,283        7,193     7.47%
Mortgage-backed Sec.(4) ..............         475,443       29,507     6.21%
Marketable Equity Sec ................          20,746          854     4.12%
Interest Earning Deposits ............             977           58     5.94%
Federal Funds Sold ...................           2,145           93     4.34%
                                           -----------      -------
Total Interest Earning Assets ........       1,143,647       81,460     7.12%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks ..............          32,849
Bank Premises and Equipment ..........          25,552
Other Assets .........................          24,320
  Less: Allowance for Loan Loss ......          (5,572)
                                           -----------
Total Assets .........................     $ 1,220,796
                                           ===========

(1) Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $1,941, $1,494 and $991 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3) Interest income includes taxable-equivalent adjustments of $2,002, $2,630 and $2,287 for the years ended December 31, 2003, 2002 and 2001, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note: As of December 31, 2003, 2002 and 2001, loans totaling $1,547, $2,238 and $896, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

                                                                      AVERAGE  BALANCES AND YIELDS
                                                                         (dollars in thousands)
                                                                              Years Ended
                                               --------------------------------------------------------------------------
                                                        December 31, 2003                       December 31, 2002
                                               --------------------------------        ---------------------------------
                                                   AVG.                    AVG.           AVG.                      AVG.
                                                 BALANCE       INTEREST   YIELD         BALANCE        INTEREST    YIELD
                                               ----------      --------   -----        ----------      --------    -----
LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits .........................     $   43,687         291      .67%        $   34,848          517      1.48%
Time Deposits ............................        331,713       9,257     2.79%           354,966       12,840      3.62%
Interest Bearing
    Demand Deposits ......................        251,348       1,889      .75%           204,344        2,840      1.39%
Short-term Interest
    Bearing Liabilities ..................        159,298       6,165     3.87%           156,725        5,729      3.66%
Short-term Junior Subordinated
 Debentures (5) ..........................          1,753         154     8.78%                --           --        --
Long-term Interest Bearing
    Liabilities-FHLB Dallas ..............        232,371       9,643     4.15%           232,701       11,424      4.91%
Long-term Junior Subordinated
 Convertible Debentures (6) ..............         11,673         834     7.14%            15,314        1,334      8.71%
Long-term Junior Subordinated
 Debentures (7) ..........................         20,000       1,419     7.10%            20,000        1,700      8.50%
                                               ----------     -------                  ----------      -------
Total Interest Bearing Liabilities .......      1,051,843      29,652     2.82%         1,018,898       36,384      3.57%

NONINTEREST BEARING LIABILITIES:
Demand Deposits ..........................        207,253                                 183,683
Other Liabilities ........................         18,487                                  12,545
                                               ----------                              ----------
Total Liabilities ........................      1,277,583                               1,215,126

SHAREHOLDERS' EQUITY .....................         84,851                                  75,360
                                               ----------                              ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ....................     $1,362,434                              $1,290,486
                                               ==========                              ==========

NET INTEREST INCOME ......................                    $35,291                                  $36,981
                                                              =======                                  =======

NET YIELD ON AVERAGE
 EARNING ASSETS ..........................                                2.80%                                     3.11%
                                                                          ====                                      ====

NET INTEREST SPREAD ......................                                2.33%                                     2.59%
                                                                          ====                                      ====



                                                    AVERAGE  BALANCES AND YIELDS
                                                       (dollars in thousands)
                                                           Years Ended
                                               -----------------------------------
                                                         December 31, 2001
                                               -----------------------------------
                                                  AVG.                        AVG.
                                                BALANCE        INTEREST      YIELD
                                               ----------      --------      -----
LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits .........................     $   26,380          621       2.35%
Time Deposits ............................        348,190       19,714       5.66%
Interest Bearing
    Demand Deposits ......................        179,438        4,557       2.54%
Short-term Interest
    Bearing Liabilities ..................        170,184        7,302       4.29%
Short-term Junior Subordinated
 Debentures (5) ..........................             --           --         --
Long-term Interest Bearing
    Liabilities-FHLB Dallas ..............        215,674       12,186       5.65%
Long-term Junior Subordinated
 Convertible Debentures (6) ..............         16,950        1,483       8.75%
Long-term Junior Subordinated
 Debentures (7) ..........................         20,000        1,700       8.50%
                                               ----------      -------
Total Interest Bearing Liabilities .......        976,816       47,563       4.87%

NONINTEREST BEARING LIABILITIES:
Demand Deposits ..........................        166,828
Other Liabilities ........................         14,400
                                               ----------
Total Liabilities ........................      1,158,044

SHAREHOLDERS' EQUITY .....................         62,752
                                               ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ....................     $1,220,796
                                               ==========

NET INTEREST INCOME ......................                     $33,897
                                                               =======

NET YIELD ON AVERAGE
 EARNING ASSETS ..........................                                   2.96%
                                                                             ====

NET INTEREST SPREAD ......................                                   2.25%
                                                                             ====

(5) Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

(6)      Southside Capital Trust II

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

       The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

                                                                                  Years Ended December 31,
                                                                                   2003 Compared to 2002
                                                                         -------------------------------------------
                                                                          Average         Average          Increase
                                                                          Volume           Yield          (Decrease)
                                                                         --------         --------        ----------
INTEREST INCOME:
   Loans (1) ....................................................        $  1,553         $ (3,796)        $ (2,243)
   Loans Held For Sale ..........................................              74              (82)              (8)
   Investment Securities (Taxable) ..............................             112             (413)            (301)
   Investment Securities (Tax-Exempt) (1) .......................          (2,078)            (196)          (2,274)
   Mortgage-backed Securities ...................................           2,987           (6,485)          (3,498)
   Marketable Equity Securities .................................              18             (153)            (135)
   Federal Funds Sold ...........................................              64              (15)              49
   Interest Earning Deposits ....................................              (2)             (10)             (12)
                                                                         --------         --------         --------
      Total Interest Income .....................................           2,728          (11,150)          (8,422)
                                                                         --------         --------         --------
INTEREST EXPENSE:
   Savings Deposits .............................................             108             (334)            (226)
   Time Deposits ................................................            (798)          (2,785)          (3,583)
   Interest Bearing Demand Deposits .............................             553           (1,504)            (951)
   Short-term Interest Bearing Liabilities ......................              95              341              436
   Short-term Junior Subordinated Debentures ....................             154               --              154
   Long-term FHLB Dallas Advances ...............................             (16)          (1,765)          (1,781)
   Long-term Junior Subordinated Convertible Debentures .........            (285)            (215)            (500)
   Long-term Junior Subordinated Debentures .....................              --             (281)            (281)
                                                                         --------         --------         --------
      Total Interest Expense ....................................            (189)          (6,543)          (6,732)
                                                                         --------         --------         --------
   Net Interest Income ..........................................        $  2,917         $ (4,607)        $ (1,690)
                                                                         ========         ========         ========


                                                                                  Years Ended December 31,
                                                                                   2002 Compared to 2001
                                                                         -------------------------------------------
                                                                          Average         Average          Increase
                                                                          Volume           Yield          (Decrease)
                                                                         --------         --------        ----------
INTEREST INCOME:
   Loans (1) ....................................................        $  3,056         $ (5,320)        $ (2,264)
   Loans Held For Sale ..........................................             184              (18)             166
   Investment Securities (Taxable) ..............................            (471)            (668)          (1,139)
   Investment Securities (Tax-Exempt) (1) .......................           1,441             (140)           1,301
   Mortgage-backed Securities ...................................            (318)          (5,542)          (5,860)
   Marketable Equity Securities .................................              53             (253)            (200)
   Federal Funds Sold ...........................................             (15)             (48)             (63)
   Interest Earning Deposits ....................................             (15)             (21)             (36)
                                                                         --------         --------         --------
      Total Interest Income .....................................           3,915          (12,010)          (8,095)
                                                                         --------         --------         --------

INTEREST EXPENSE:
   Savings Deposits .............................................             165             (269)            (104)
   Time Deposits ................................................             377           (7,251)          (6,874)
   Interest Bearing Demand Deposits .............................             565           (2,282)          (1,717)
   Short-term Interest Bearing Liabilities ......................            (548)          (1,025)          (1,573)
   Long-term FHLB Dallas Advances ...............................             915           (1,677)            (762)
   Long-term Junior Subordinated Convertible Debentures .........            (143)              (6)            (149)
                                                                         --------         --------         --------
      Total Interest Expense ....................................           1,331          (12,510)         (11,179)
                                                                         --------         --------         --------
   Net Interest Income ..........................................        $  2,584         $    500         $  3,084
                                                                         ========         ========         ========

      (1) Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

     NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the year ended December 31, 2003 was $1.2 million compared to $2.1 million for December 31, 2002. For the year ended December 31, 2003, the Company had net charge-offs of loans of $990,000, a decrease of 46.5% compared to December 31, 2002. For the year ended December 31, 2002, net charge-offs on loans were $1.8 million.

       The decrease in net charge-offs for 2003 is reflective of the decrease in total charge-offs and the increase in total recoveries. Total charge-offs for commercial loans increased $83,000 from December 31, 2002. Total charge-offs for loans to individuals decreased $441,000 from December 31, 2002 reflective of the general decreases in losses for the year. Total charge-offs for 1-4 family residential loans and construction loans decreased $107,000 and $198,000, respectively from December 31, 2002 primarily due to charge-offs associated with one builder and one of his clients in 2002. Total recoveries increased $196,000 from December 31, 2002.

       As of December 31, 2003, the Company's review of the loan portfolio indicates that a loan loss allowance of $6.4 million is adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2003 and the comparable year ended December 31, 2002 and indicates the percentage changes:

                                                                    Years Ended
                                                                    December 31,
                                                               ----------------------          Percent
                                                                2003           2002            Change
                                                               -------        -------          -------
                                                               (dollars in thousands)
Deposit services ......................................        $12,958        $10,718          20.9%
Gains on sales of securities available for sale .......          5,033          3,853          30.6%
Gain on sale of loans .................................          2,667          2,044          30.5%
Trust income ..........................................          1,063          1,031           3.1%
Bank owned life insurance income ......................            986            966           2.1%
Other .................................................          1,406            979          43.6%
                                                               -------        -------
Total noninterest income ..............................        $24,113        $19,591          23.1%
                                                               =======        =======

       Total noninterest income for the year ended December 31, 2003 increased 23.1% or $4.5 million compared to 2002. Securities gains increased $1.2 million or 30.6% from 2002. Of the $5.0 million in net securities gains from the AFS portfolio in 2003, there were $0.6 million in realized losses and $5.6 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio, reduce alternative minimum tax and attempt to reduce prepayments on mortgage-backed securities due to the lower interest rates experienced during 2003. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2003, interest rates declined and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. Specific low selling yield and long duration municipal securities were sold and partially replaced for the most part with better call protected municipal securities.

       The increase in deposit services income of $2.2 million or 20.9% was a result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in the pricing of deposit service charges during the third quarter ended September 30, 2003. Gain on sale of loans increased $623,000 or 30.5% due to the significant increase in mortgage loan refinancings the Company handled during 2003 as a result of the lower interest rate environment. Other noninterest income increased $427,000 or 43.6% primarily as a result of increases in other fee income, income from check sales and income from subsidiaries. The income from subsidiaries increased due to the closing of the Company's former consumer finance subsidiary that had incurred losses in 2002.


NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2003 and the comparable year ended December 31, 2002 and indicates the percentage changes:

                                                       Years Ended
                                                       December 31,
                                                  ----------------------          Percent
                                                   2003           2002            Change
                                                  -------        -------          -------
                                                  (dollars in thousands)

Salaries and employee benefits ...........        $23,182        $21,553             7.6%
Net occupancy expense ....................          3,954          3,903             1.3%
Equipment expense ........................            712            684             4.1%
Advertising, travel and entertainment ....          1,775          1,721             3.1%
ATM and bank analysis fees ...............            954            859            11.1%
Amortization .............................            990             68          1355.9%
Supplies .................................            638            706            (9.6%)
Professional fees ........................            685            666             2.9%
Postage ..................................            566            537             5.4%
Other ....................................          4,650          4,125            12.7%
                                                  -------        -------          -------

Total noninterest expense ................        $38,106        $34,822             9.4%
                                                  =======        =======          =======

       Noninterest expense for the year ended December 31, 2003 increased $3.3 million or 9.4% when compared to the year ended December 31, 2002. Salaries and employee benefits increased $1.6 million or 7.6% due to several factors. Direct salary expense and payroll taxes increased $1.0 million or 6.0% as a result of branch expansion, overall bank growth and pay increases. Retirement expense increased significantly by $564,000 or 31.1% for the year ended December 31, 2003 due to a change in the actuarial present value assumption which decreased from 6.75% for the year ended December 31, 2002 to 6.50% for the year ended December 31, 2003, a lower return on plan assets during 2002 than projected and an increase in the number of participants. Retirement expense for 2005 could increase significantly due to a possible low return on plan assets, the continued low discount rate or a possible decrease in this rate, increased funding required and the increasing numbers of participants. The Company is currently using a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company's rate of return on plan assets did not achieve a 9.0% return for the years ended December 31, 2002, 2001 and 2000. During 2003, the Company achieved a return above the 9.0% assumed long-term rate of return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health and life insurance expense increased slightly by $17,000 or 0.7% for the year ended December 31, 2003 due to increased health claims expense and reinsurance costs. Health insurance costs are rising nationwide and these costs may increase in 2004.

       Net occupancy expense increased $51,000 or 1.3% for the year ended December 31, 2003 compared to the same period in 2002, largely due to branch expansion, higher real estate taxes and depreciation expense.

       ATM and Bank analysis fees increased $95,000 or 11.1% for the year ended December 31, 2003 compared to the same period in 2002 due primarily to overall deposit and activity growth and a decrease in the earnings credit rate due to lower interest rates.

       Amortization expense increased $922,000 or 1,355.9% due to the redemption of Southside Capital Trust I cumulative trust preferred securities. The unamortized origination cost associated with the redemption was expensed during the third quarter of 2003.

       Other expense increased $525,000 or 12.7% during the year ended December 31, 2003 compared to 2002. The increase was due primarily to the retirement of assets in a grocery store branch, liability insurance, personnel placement fees, other losses and bank examination fees. The retirement of assets in the grocery branch was a result of relocating the branch within the store prior to fully depreciating the original lease improvements.

INCOME TAXES

       Income tax expense was $2.6 million for the year ended December 31, 2003 and represented a $399,000 or 18.3% increase from the year ended December 31, 2002. The effective tax rate as a percentage of pre-tax income was 16.0% in 2003, 14.1% in 2002 and 21.7% in 2001. The increase in the effective tax rate and income tax expense for 2003 was due to the increase in taxable income for the year ended December 31, 2003 when compared to December 31, 2002. The increase in taxable income was partially a result of a decrease in tax free income during 2003. The Company decreased its municipal securities portfolio during 2003 and has further decreased it during the first quarter of 2004 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.0 million amortization expense during 2003 and the level of tax free income. The Company will not have the amortization expense in 2004 and has the ability to and is addressing the appropriate level of tax free income so as to not be in an alternative minimum tax position. Because management believes, based on this information, this is reversible in the future no valuation allowance is deemed necessary at this time.

                 DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

       OVERVIEW

       During the year ended December 31, 2002, the Company's net income increased $1.6 million or 13.6% to $13.3 million, from $11.7 million for the same period in 2001. The increase in net income was primarily attributable to an increase in noninterest income and net interest income due to the increase in earning assets. Noninterest income increased primarily due to the increases in deposit services income, bank owned life insurance income, mortgage servicing release fees income, and trust income. These increases were partially offset by an increase in noninterest expense and provision for loan losses. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of five new branches. Earnings per share of $1.28 represented an increase of $0.13 or 11.3% over the year ended December 31, 2001.

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

       During the year ended December 31, 2002, average loans, funded by the growth in average deposits, increased $39.3 million or 7.7%, compared to the same period in 2001. The average yield on loans decreased from 8.17% at December 31, 2001 to 7.17% at December 31, 2002, reflective of an overall decrease in interest rates. As interest rates declined, especially short-term interest rates, loan customers increasingly requested floating rate loans, which lowered the overall yield on loans. In addition, the Company experienced a large number of loan customers that requested loan repricings due to lower interest rates offered to them by competing financial institutions. The decrease in interest income on loans of $2.6 million or 6.4% was the result of the decrease in interest rates partially offset by the increase in average loans.

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

       During the year ended December 31, 2002, the mix of the Company's interest earning assets reflected an increase in total loans compared to the prior year end as loans averaged 46.4% of total average interest earning assets compared to 44.6% during 2001, a direct result of loan growth. Securities averaged 53.4% of the total and other interest earning asset categories averaged 0.2% for December 31, 2002. During 2001 the comparable mix was 55.1% in securities and 0.3% in the other interest earning asset categories.

       Total interest expense decreased $11.2 million or 23.5% to $36.4 million during the year ended December 31, 2002 as compared to $47.6 million during the same period in 2001. The decrease was attributable to a decrease in interest rates partially offset by an increase in average interest bearing liabilities of $42.1 million or 4.3%. Average interest bearing deposits increased $40.2 million or 7.2% while the average rate paid decreased from 4.49% at December 31, 2001 to 2.73% at December 31, 2002. Average time deposits increased $6.8 million or 1.9% while the average rate paid decreased 204 basis points. Average interest bearing demand deposits increased $24.9 million or 13.9% while the average rate paid decreased 115 basis points. Average savings deposits increased $8.5 million or 32.1% while the average rate paid decreased 87 basis points. Average noninterest bearing demand deposits increased $16.9 million or 10.1% during 2002. The latter three categories, which are considered the lowest cost deposits, comprised 54.4% of total average deposits during the year ended December 31, 2002 compared to 51.7% during 2001 and 52.0% during 2000. The increase in average total deposits was reflective of overall bank growth and branch expansion.

       During the second quarter ended June 30, 2000, the Company issued $54.6 million of long-term brokered CDs with one-year call options and additional call options every six months thereafter, until the CDs mature. The average yield on these CDs was 8.19% with an average life of 10.8 years. Obtaining this long-term funding enabled the Company to take advantage of the higher interest rate environment, primarily through the purchase of securities without incurring significant additional interest rate risk. The higher cost associated with these callable CDs had a negative impact on net interest spread during the five quarters ended June 30, 2001. The options associated with these CDs provided the bank with valuable balance sheet opportunities. In conjunction with the issuance of these long-term brokered CDs, securities were purchased with an overall duration and yield that approximated the brokered CDs.

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

       Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $156.7 million, a decrease of $13.5 million or 7.9% for the year ended December 31, 2002 when compared to the same period in 2001. Interest expense associated with short-term interest bearing liabilities decreased $1.6 million or 21.5% and the average rate paid decreased 63 basis points for the year ended December 31, 2002 when compared to the same period in 2001. Average long-term interest bearing liabilities consisting of FHLB advances increased $17.0 million or 7.9% during the year ended December 31, 2002 to $232.7 million as compared to $215.7 million at December 31, 2001. Interest expense associated with long-term FHLB advances decreased $762,000 or 6.25% and the average rate paid decreased 74 basis points for the year ended December 31, 2002 when compared to the same period in 2001. The long-term advances were obtained from the FHLB primarily to fund long-term securities and to a lesser extent long-term loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

       Average junior subordinated convertible debentures were $15.3 million for the year ended December 31, 2002 compared to $16.95 million for the same period in 2001. During the year ended December 31, 2002, 272,464 convertible trust preferred shares were converted into the Company's common stock. The total convertible trust preferred shares converted to date represented 16.1% of the initial convertible trust preferred issue. Interest expense associated with the convertible debt decreased $149,000 or 10.0% and the average rate paid decreased 4 basis points for the year ended December 31, 2002, when compared to the same period in 2001.

       Average junior subordinated debentures remained the same at $20 million from December 31, 2001 to December 31, 2002. Interest expense and the average rate paid were the same for the years ended December 31, 2002 and 2001.


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

       As of December 31, 2002, the Company's review of the loan portfolio indicated that a loan loss allowance of $6.2 million was adequate to cover probable losses in the portfolio.

       NONINTEREST INCOME

       Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2002 and the comparable year ended December 31, 2001 and indicates the percentage changes:

                                                                     Years Ended
                                                                     December 31,
                                                               ----------------------         Percent
                                                                 2002           2001          Change
                                                               -------        -------         -------
                                                               (dollars in thousands)
Deposit services ......................................        $10,718        $ 9,377           14.3%
Gains on sales of securities available for sale .......          3,853          4,073           (5.4%)
Gain on sale of loans .................................          2,044          1,057           93.4%
Trust income ..........................................          1,031            961            7.3%
Bank owned life insurance income ......................            966            109          786.2%
Other .................................................            979          1,099          (10.9%)
                                                               -------        -------
Total noninterest income ..............................        $19,591        $16,676           17.5%
                                                               =======        =======

       Total noninterest income for the year ended December 31, 2002 increased 17.5% or $2.9 million compared to 2001. Securities gains decreased $220,000 or 5.4% from 2001. Of the $3.9 million in net securities gains from the AFS portfolio in 2002, there were $340,000 in realized losses and $4.2 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning and reducing the overall duration of the securities portfolio in an effort to maximize the total return of the securities portfolio. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2002, interest rates declined and the yield curve remained steep. The Company used this interest-rate environment to reposition the securities portfolio in an attempt to lower the overall duration and minimize prepayment of the premium mortgage-backed securities. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. In some cases, higher coupon premium 30 year mortgage-backed securities with prepayment exposure were replaced with lower coupon premium 15 year mortgage-backed securities which lowered the overall duration and potentially reduced the prepayment exposure. Specific lower coupon or long duration municipal securities were sold and partially replaced with higher coupon municipal securities.

       The increase in deposit services income of $1.3 million or 14.3% was a result of increases in overdraft income, increased numbers of deposit accounts and increased deposit activity. Bank owned life insurance income increased $857,000 or 786.2%. During the fourth quarter ended December 31, 2001, the Company purchased Bank owned life insurance in the amount of $15 million on all of its eligible Bank and Company officers at the level of Vice President and above. The net increase in cash surrender value is shown as a component of noninterest income. Gain on sale of loans increased $987,000 or 93.4% due to the significant increase in mortgage loan refinancings the Company handled during 2002 as a result of the lower interest rate environment. Trust income increased $70,000 or 7.3% due to growth in the Trust department. Other noninterest income decreased $120,000 or 10.9% primarily as a result of decreases in Travelers Express income combined with an increase in the loss associated with BSC Securities and Countywide.

       NONINTEREST EXPENSE

       The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2002 and the comparable year ended December 31, 2001 and indicates the percentage changes:

                                                         Years Ended
                                                         December 31,
                                                   ----------------------         Percent
                                                     2002           2001          Change
                                                   -------        -------         -------
                                                   (dollars in thousands)

Salaries and employee benefits ............        $21,553        $17,626          22.3%
Net occupancy expense .....................          3,903          3,358          16.2%
Equipment expense .........................            684            734          (6.8)%
Advertising, travel and entertainment .....          1,721          1,650           4.3%
ATM and bank analysis fees ................            859            812           5.8%
Amortization ..............................             68             81         (16.0)%
Supplies ..................................            706            615          14.8%
Professional fees .........................            666            617           7.9%
Postage ...................................            537            454          18.3%
Other .....................................          4,125          3,432          20.2%
                                                   -------        -------

Total noninterest expense .................        $34,822        $29,379          18.5%
                                                   =======        =======

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

       Other expense increased $693,000 or 20.2% during the year ended December 31, 2002 compared to 2001. The increase was due primarily to increases in dues to directors, liability insurance, auto expense, other losses, losses on other real estate owned, legal fees and bank examination fees.

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

CAPITAL RESOURCES

         Total shareholders' equity at December 31, 2003 of $100.4 million increased 25.0% or $20.1 million from December 31, 2002 and represented 6.9% of total assets at December 31, 2003 compared to 6.0% at December 31, 2002.

         Net income for 2003 of $13.6 million was the major contributor to the increase in shareholders' equity at December 31, 2003 along with the issuance of $14.5 million in common stock (1,792,629 shares) through conversions of Southside Capital Trust II's preferred securities into the Company's common stock and the Company's incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of a decrease of $1.2 million in accumulated other comprehensive income, $3.2 million in dividends paid and the purchase of $3.8 million in common stock (221,800 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During the third quarter of 2003, the Company issued a 5% stock dividend, which had no net effect on shareholders' equity. The Company's dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

       To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                            Actual               Adequacy Purposes           Action Provisions
                                                    --------------------        --------------------       --------------------
                                                     Amount        Ratio         Amount        Ratio        Amount        Ratio
                                                    --------       -----        --------       -----       --------       -----
As of December 31, 2003:                                                       (dollars in thousands)
Total Capital (to Risk Weighted Assets)
   Consolidated .............................       $120,072       18.40%       $ 52,213       8.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only ................................       $116,083       17.79%       $ 52,212       8.00%       $ 65,266       10.00%
                                                    ========       =====        ========       ====        ========       =====

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated .............................       $113,678       17.42%       $ 26,106       4.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only ................................       $109,689       16.81%       $ 26,106       4.00%       $ 39,159        6.00%
                                                    ========       =====        ========       ====        ========       =====

Tier 1 Capital (to Average Assets) (1)
   Consolidated .............................       $113,678        8.12%       $ 56,028       4.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only ................................       $109,689        7.83%       $ 56,003       4.00%       $ 70,004        5.00%
                                                    ========       =====        ========       ====        ========       =====

As of December 31, 2002:

Total Capital (to Risk Weighted Assets)
   Consolidated (2) .........................       $109,207       17.42%       $ 50,146       8.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only (2) ............................       $103,624       16.53%       $ 50,145       8.00%       $ 62,681       10.00%
                                                    ========       =====        ========       ====        ========       =====

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated (2) .........................       $ 92,472       14.75%       $ 25,073       4.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only (2) ............................       $ 97,500       15.55%       $ 25,072       4.00%       $ 37,609        6.00%
                                                    ========       =====        ========       ====        ========       =====

Tier 1 Capital (to Average Assets) (1)
   Consolidated (2) .........................       $ 92,472        7.09%       $ 52,143       4.00%            N/A         N/A
                                                    ========       =====        ========       ====        ========       =====
   Bank Only (2) ............................       $ 97,500        7.48%       $ 52,140       4.00%       $ 65,175        5.00%
                                                    ========       =====        ========       ====        ========       =====

         (1) Refers to quarterly average assets as calculated by bank regulatory agencies.

         (2)      Restated

       The table below summarizes key equity ratios for the Company for the years ended December 31, 2003, 2002 and 2001.

                                                                    Years Ended December 31,
                                                              -------------------------------------
                                                               2003           2002           2001
                                                              -------        -------        -------
Percentage of Net Income to:
   Average Total Assets ...............................          1.00%          1.03%           .96%
   Average Shareholders' Equity .......................         15.99%         17.68%         18.69%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Basic .........         24.00%         21.57%         18.38%
Percentage of Dividends Declared Per Common
   Share to Net Income Per Common Share-Diluted .......         28.13%         25.78%         21.74%
Percentage of Average Shareholders'
   Equity to Average Total Assets .....................          6.23%          5.84%          5.14%

ACCOUNTING PRONOUNCEMENTS

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

       In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003.

       The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exist between the Company and the issuing trust entity. As a result of adopting FIN 46 on December 31, 2003, the Company did not restate its prior period consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If, as of December 31, 2003, the Company was not permitted to include a portion of the $20.0 million in trust preferred securities issued by Southside Statutory Trust III in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities.

       In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial statements.

       In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated financial statements.

       In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 13 to these consolidated financial statements.

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

       Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2003, these investments were 22.4% of total assets, as compared with 25.0% for December 31, 2002, and 20.1% for December 31, 2001. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

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

       The Bank uses FHLB as a significant source of liquidity. FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and securities. If this source of funding were not available the costs associated with obtaining funding to replace FHLB advances maturing could be more expensive or could be unavailable. In the event alternative funding was not available, sales of securities would be necessary to provide liquidity which could impact net income.

       The Bank issues letters of credit and has unfunded loan commitments and lines of credit. If all of these were to fund at one time the Company would need to draw on some of it's sources of liquidity which would include FHLB advances, federal funds purchase lines, brokered CD's, or the sale of securities.

CONTRACTUAL CASH OBLIGATIONS

       The following summarizes the Company's contractual cash obligations and commercial commitments at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                                                   PAYMENTS DUE BY PERIOD
                                                              ------------------------------------------------------------------
                                                              LESS THAN        2-3            4-5         AFTER 5
CONTRACTUAL OBLIGATIONS                                        1 YEAR         YEARS          YEARS         YEARS         TOTAL
                                                              --------       --------       -------       -------       --------
                                                                                    (Dollars in thousands)
Long-term debt, including current maturities (1) ......       $     --       $     --       $    --       $20,619       $ 20,619
FHLB Dallas advances (2) ..............................        142,734        183,479        55,519        62,951        444,683
Operating leases (3) ..................................            596          1,077           367            --          2,040
Deferred Compensation Agreements (4) ..................            611            341           348         2,615          3,915
Time Deposits .........................................        236,963         58,689        26,295           200        322,147
Securities Purchased not paid for .....................          1,723             --            --            --          1,723
TOTAL CONTRACTUAL CASH OBLIGATIONS ....................       $382,627       $243,586       $82,529       $86,385       $795,127

(1) The Company had long-term floating rate debt that was indexed to 3 month LIBOR. The total balance of debt was $20.6 million at December 31, 2003 with a scheduled maturity date of 2033.

(2) The Company had FHLB advances with maturity dates ranging from 2004 through 2015, with a total balance of $444,683 at December 31, 2003.

(3) The Company had various operating leases for its copy machines that total $261,000 and expire on or before the end of 2007. In addition, the Company has operating leases totaling $1.8 million on its retail branch locations which have future commitments of up to five years and additional options, the Company controls, beyond the commitment period.

(4) The Bank has deferred compensation agreements with seven officers of the Company and the Bank totaling $3.9 million. Payments from the plan are to commence at the time of retirement. As of December 31, 2003, no payments had been made from the plan. Of the seven officers included in the plan, two were eligible for retirement at December 31, 2003 and one is eligible for retirement in April 2005. All other officers are eligible at various times after five years. The totals reflected under five years assume the two eligible officers could retire at any time and the officer eligible in 2005 will retire at the scheduled retirement date.

The table on page 57 shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2003.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring the Company's interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

       The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. The table on page 59 shows interest sensitivity gaps for four different intervals as of December 31, 2003.

       In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company's interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company's asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of December 31, 2003, were within policy guidelines. Due to the level of interest at December 31, 2003, many of the interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points. This type of stimulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management's best estimates but may not accurately reflect actual results under certain changes in interest rates.

       The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Advances are presented based on contractual maturity. Loans held for sale totaling $3,319,000 are classified in the one year category. Adjustable rate student loans totaling $5.3 million are classified in the one year category. Nonaccrual loans totaling $1,547,000 are not included in the Loan totals. All instruments are classified as other than trading.

                             EXPECTED MATURITY DATE
                             (dollars in thousands)

                                                                   Years Ending December 31,
                           ---------------------------------------------------------------------------------------------------------
                                                                                                                           Fair
                             2004         2005          2006          2007          2008       Thereafter      Total        Value
                           --------    ----------    ----------    ----------    ----------    ----------    ----------   ----------
Fixed Rate Loans .......   $181,966    $  88,334    $   54,312    $   34,666    $   15,404    $   82,565    $  457,247   $  477,361
                               6.63%        6.76%         6.59%         6.44%         6.34%         5.62%         6.44%

Adjustable Rate Loans...     40,956       11,206        10,548        19,041         8,755        43,154       133,660      133,660
                               4.42%        4.42%         4.69%         4.50%         4.30%         4.51%         4.47%
Mortgage-backed
Securities .............    225,325      143,650        91,529        59,336        36,678        34,445       590,963      590,946
                               4.00%        3.88%         3.78%         3.66%         3.55%         3.58%         3.85%
Investments and Other
Interest Earning Assets.     53,580        1,021           991         3,802         3,989       105,749       169,132      169,132
                               1.32%        8.34%         5.36%         3.40%         4.06%         6.76%         4.90%

Total Interest
Earning Assets..........   $501,827    $ 244,211    $  157,380    $  116,845    $   64,826    $  265,913    $1,351,002   $1,371,099
                               4.70%        4.97%         4.82%         4.61%         4.35%         5.63%         4.92%



Savings Deposits........   $  4,556    $   2,278    $    2,278    $    2,278    $    2,278    $   31,891    $   45,559   $   42,158
                               0.40%        0.40%         0.40%         0.40%         0.40%         0.40%         0.40%

NOW Deposits............     37,165        5,369         5,369         5,369         5,369        75,165       133,806      124,361
                               0.75%        0.11%         0.11%         0.11%         0.11%         0.11%         0.29%

Money Market Deposits...     23,182        7,727         7,727         7,727         7,727        23,184        77,274       76,232
                               1.26%        1.26%         1.26%         1.26%         1.26%         1.26%         1.26%

Platinum Money Market...     44,866        4,807         4,807         4,807         4,807            --        64,094       64,766
                               0.93%        0.93%         0.93%         0.93%         0.93%           --          0.93%

Certificates of Deposit.    236,963       36,695        21,994        18,710         7,585           200       322,147      327,795
                               1.87%        3.71%         4.44%         4.65%         3.34%         6.50%         2.45%

FHLB Dallas Advances....    142,734       96,843        86,636        20,543        34,976        62,951       444,683      449,980
                               2.74%        2.98%         3.28%         4.10%         4.86%         5.32%         3.49%

Other Borrowings.......       6,123           --            --            --            --        20,619        26,742       26,742
                               1.00%          --            --            --            --          4.10%         3.39%

Total Interest
Bearing Liabilities....    $495,589    $ 153,719    $  128,811    $   59,434    $   62,742    $  214,010    $1,114,305   $1,112,034
                               1.90%        2.87%         3.09%         3.15%         3.36%         2.20%         2.38%

       Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%. At December 31, 2003, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2003, of the $591 million of mortgage-backed and related securities held by the Company, all were secured by fixed-rate mortgage loans.

       The Company assumes 70% of savings accounts and transaction accounts at December 31, 2003, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of money market accounts at December 31, 2003 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Market accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

       The following table sets forth certain information as of December 31, 2003 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)                  1-3 Mos.      4-12 Mos.     1-5 Yrs.     Over 5 Yrs.      Total
                                             --------      ---------     --------     -----------    ----------
Loans(1) ...............................     $196,479      $119,147      $192,716      $ 82,565      $  590,907
Securities .............................      101,184       177,135       340,996       140,194         759,509
Other Interest Earning Assets ..........          586            --            --            --             586
                                             --------      --------      --------      --------      ----------
Total Rate Sensitive Assets ............     $298,249      $296,282      $533,712      $222,759      $1,351,002
                                             ========      ========      ========      ========      ==========
Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits ..............     $140,925      $205,807      $165,708      $130,440      $  642,880
Other Interest Bearing Liabilities .....       67,229        81,628       238,998        83,570         471,425
                                             --------      --------      --------      --------      ----------
Total Rate Sensitive Liabilities .......     $208,154      $287,435      $404,706      $214,010      $1,114,305
                                             ========      ========      ========      ========      ==========

Gap (2) ................................       90,095         8,847       129,006         8,749         236,697
Cumulative Gap .........................       90,095        98,942       227,948       236,697
Cumulative Ratio of RSA to RSL .........         1.43          1.20          1.25          1.21            1.21
Gap/Total Earning Assets ...............          6.7%          0.7%          9.5%          0.6%           17.5%

    ------------------------------------------------------------------------

(1) Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 2003.

(2)      Gap equals Total RSA minus Total RSL.

         The Asset Liability Management Committee of the Bank closely monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for the Company. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor the Bank's gap position along with other liquidity ratios. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this item is set forth in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9 A. CONTROLS AND PROCEDURES

                  The Company's Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report and concluded that the Company's controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required under this item 10 appears beginning on page 2 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004 that will be filed within 120 days following the fiscal year end December 31, 2003 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required under this item 11 appears beginning on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required under this item 12 beginning on page 2 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required under this item 13 beginning on page 13 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The information required under this item 14 beginning on page 6 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
      1. Financial Statements

                  The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

                  Consolidated Balance Sheets as of December 31, 2003 and 2002.

                  Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001.

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

                  3(a)(ii)  -       Articles of Amendment effective May 9, 1994
                                    to Articles of Incorporation of SoBank, Inc.
                                    (now named Southside Bancshares, Inc.)
                                    (filed as Exhibit 3(a)(ii) to the
                                    Registrant's Form 10-K for the year ended
                                    December 31, 1994, and incorporated herein by reference).

                  3(b)      -       Bylaws as amended and in effect on March 23,
                                    1995 of Southside Bancshares, Inc. (filed as
                                    Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

                  4.1       -       Form of Indenture with respect to Southside
                                    Bancshares, Inc.'s 8.50% Junior Subordinated
                                    Debentures (filed as exhibit 4.1 to the
                                    Registrant's Form S-2 filed with the
                                    Securities and Exchange Commission on May
                                    13, 1998, and incorporated herein by
                                    reference).

                  4.2       -       Form of 8.50% Junior Subordinated Debenture
                                    (included as an exhibit to the Form of
                                    Indenture filed as Exhibit 4.1 to the
                                    Registrant's Form S-2 filed with the
                                    Securities and Exchange Commission on May
                                    13, 1998, and incorporated herein by
                                    reference).

                  4.3       -       Certificate of Trust of Southside Capital
                                    Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on May 13, 1998, and incorporated herein by reference).

                  4.4       -       Form of Trust Agreement of Southside Capital
                                    Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on May 13, 1998, and incorporated herein by reference).

                  4.5       -       Form of Amended and Restated Trust Agreement
                                    of Southside Capital Trust I (filed as
                                    Exhibit 4.5 to the Registrant's Form S-2 filed with the Securities and Exchange
                                    Commission on May 13, 1998, and incorporated herein by reference).

                  4.6       -       Form of Certificate for 8.50% Trust
                                    Preferred Security of Southside Capital
                                    Trust I (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.5 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on May 13, 1998, and incorporated herein by reference).

                  4.7       -       Form of Guarantee Agreement for Southside
                                    Capital Trust I (filed as exhibit 4.7 to the
                                    Registrant's Form S-2 filed with the
                                    Securities and Exchange Commission on May
                                    13, 1998, and incorporated herein by
                                    reference).

                  4.8       -       Form of Indenture with respect to Southside
                                    Bancshares, Inc.'s 8.75% Convertible
                                    Subordinated Debentures (filed as Exhibit
                                    4.9 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on October 13, 2000, and incorporated herein by reference).

                  4.9       -       Form of 8.75% Convertible Subordinated
                                    Debenture (included as an exhibit to the Form of Indenture filed as Exhibit 4.9 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on
                                    October 13, 2000, and incorporated herein by reference).

                  4.10      -       Certificate of Trust of Southside Capital
                                    Trust II (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.13 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on October 13, 2000, and incorporated herein by reference).

                  4.11      -       Form of Trust Agreement of Southside Capital
                                    Trust II (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.13 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on October 13, 2000, and incorporated herein by reference).

                  4.12      -       Form of Amended and Restated Trust Agreement
                                    of Southside Capital Trust II (filed as
                                    exhibit 4.13 to the Registrant's Form S-2 filed with the Securities and Exchange
                                    Commission on October 13, 2000, and
                                    incorporated herein by reference).

                  4.13      -       Form of Certificate for 8.75% Trust
                                    Preferred Security of Southside Capital
                                    Trust II (included as an exhibit to the Form of Amended and Restated Trust Agreement filed as Exhibit 4.13 to the Registrant's
                                    Form S-2 filed with the Securities and
                                    Exchange Commission on October 13, 2000, and incorporated herein by reference).

                  4.14      -       Form of Guarantee Agreement for Southside
                                    Capital Trust II (filed as exhibit 4.15 to the Registrant's Form S-2 filed with the Securities and Exchange Commission on
                                    October 13, 2000, and incorporated herein by reference).

                  4.15      -       Management agrees to furnish to the
                                    Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc.
                                    and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

              ** 10(a)(i)   -       Deferred Compensation Plan for B. G. Hartley
                                    effective February 13, 1984, as amended June
                                    28, 1990, December 15, 1994, November 20,
                                    1995, December 21, 1999 and June 29, 2001
                                    (filed as Exhibit 10(a)(i) to the
                                    Registrant's Form 10-Q for the quarter ended
                                    June 30, 2001, and incorporated herein by reference).

              ** 10(a)(ii)  -       Deferred Compensation Plan for Robbie N.
                                    Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995
                                    (filed as Exhibit 10(a)(ii) to the
                                    Registrant's Form 10-K for the year ended
                                    December 31, 1995, and incorporated herein by reference).

              ** 10(b)      -       Officers Long-term Disability Income Plan
                                    effective June 25, 1990 (filed as Exhibit
                                    10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

              ** 10(c)      -       Retirement Plan Restoration Plan for the
                                    subsidiaries of SoBank, Inc. (now named
                                    Southside Bancshares, Inc.)(filed as Exhibit
                                    10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

              ** 10(d)      -       Incentive Stock Option Plan effective April
                                    1, 1993 of SoBank, Inc. (now named Southside
                                    Bancshares, Inc.) (filed as Exhibit 10(d) to the Registrant's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

              ** 10(e)      -       Form of Deferred Compensation Agreement
                                    dated June 30, 1994 with Andy Wall as
                                    amended November 13, 1995. (filed as Exhibit
                                    10(e) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

              ** 10(f)      -       Form of Deferred Compensation Agreements
                                    dated June 30, 1994 with each of Sam Dawson,
                                    Lee Gibson and Jeryl Story as amended
                                    October 15, 1997 and Form of Deferred
                                    Compensation Agreement dated October 15,
                                    1997 with Lonny Uzzell (filed as Exhibit
                                    10(f) to the Registrant's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

              ** 10(g)     -        Postretirement Agreement for B. G. Hartley
                                    effective June 20, 2001 (filed as Exhibit
                                    10(g) to the Registrant's Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

              *  21         -       Subsidiaries of the Registrant.

              *  23         -       Consent of Independent Accountants.

              *  31.1       -       Certification Pursuant to Section 302 of
                                    the Sarbanes-Oxley Act of 2002.

              *  31.2       -       Certification Pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

              *  32.1       -       Certification Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

              *  32.2       -       Certification Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

------------------

         *        Filed herewith.

         ** Compensation plan, benefit plan or employment contract or arrangement.

    (b)  Reports on Form 8-K

         A current report on Form 8-K was filed with the Securities and Exchange Commission on October 23, 2003 with respect to a press release issued by the Company, on October 23, 2003 announcing its earnings for the third quarter of 2003.

         A current report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2003 with respect to a press release issued by the Company, on October 30, 2003 announcing the redemption of the Southside Capital Trust II trust securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTHSIDE BANCSHARES, INC.

                                 BY: /s/ B. G. HARTLEY
                                     -------------------------------------------
                                     B. G. Hartley, Chairman of the Board
                                     and Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ LEE R. GIBSON
                                     -------------------------------------------
                                     Lee R. Gibson, CPA, Executive Vice
                                     President and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)
DATED: March 9, 2004

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

            Signature                                   Title                                 Date
            ---------                                   -----                                 ----
/s/ B. G. HARTLEY                                 Chairman of the Board                  March 9, 2004
-------------------------------------             and Director
         (B. G. Hartley)


/s/ ROBBIE N. EDMONSON                            Vice Chairman of the Board             March 9, 2004
-------------------------------------             and Director
      (Robbie N. Edmonson)


/s/ SAM DAWSON                                    President and Secretary                March 9, 2004
-------------------------------------             and Director
         (Sam Dawson)


/s/ FRED E. BOSWORTH                              Director                               March 9, 2004
-------------------------------------
       (Fred E. Bosworth)


/s/ HERBERT C. BUIE                               Director                               March 9, 2004
-------------------------------------
       (Herbert C. Buie)


/s/ ALTON CADE                                    Director                               March 9, 2004
-------------------------------------
       (Alton Cade)


/s/ ROLLINS CALDWELL                              Director                               March 9, 2004
-------------------------------------
       (Rollins Caldwell)


/s/                                               Director
-------------------------------------
       (Michael D. Gollob)


/s/ JOE NORTON                                    Director                               March 9, 2004
-------------------------------------
       (Joe Norton)


/s/ PAUL W. POWELL                                Director                               March 9, 2004
-------------------------------------
       (Paul W. Powell)


/s/ WILLIAM SHEEHY                                Director                               March 9, 2004
-------------------------------------
       (William Sheehy)

                         Report of Independent Auditors


To the Shareholders and Board of Directors of Southside Bancshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the financial statements on January 1, 2001, the Company adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities".

As discussed in Note 2, the Company has restated its financial statements as of December 31, 2002 and for the year then ended.



PricewaterhouseCoopers LLP
Dallas, Texas
March 4, 2004

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                      December 31,     December 31,
                                                                         2003             2002
                                                                      -----------      -----------
                                                                                        (Restated)
                                     ASSETS
Cash and due from banks .........................................     $    47,223      $    49,607
Investment securities:
    Available for sale ..........................................         144,876          151,509
Mortgage-backed and related securities:
    Available for sale ..........................................         584,581          489,015
    Held to maturity ............................................           6,382               --
Marketable equity securities:
    Available for sale ..........................................          23,670           22,391
Loans held for sale .............................................           3,319           11,781
Loans:
    Loans,  net of unearned discount ............................         589,135          570,460
    Less:  allowance for loan losses ............................          (6,414)          (6,195)
                                                                      -----------      -----------
     Net Loans ..................................................         582,721          564,265
Premises and equipment, net .....................................          30,629           30,100
Interest receivable .............................................           8,433            8,930
Other assets ....................................................          23,118           21,588
                                                                      -----------      -----------

     TOTAL ASSETS ...............................................     $ 1,454,952      $ 1,349,186
                                                                      ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing ..........................................     $   229,649      $   193,305
   Interest bearing .............................................         642,880          621,181
                                                                      -----------      -----------
     Total Deposits .............................................         872,529          814,486
Short-term obligations:
   Federal funds purchased ......................................           3,525           15,850
   FHLB Dallas advances .........................................         192,608          153,422
   Other obligations ............................................           2,598            2,500
                                                                      -----------      -----------
     Total Short-term obligations ...............................         198,731          171,772
Long-term obligations:
   FHLB Dallas advances .........................................         252,075          231,140
   Junior subordinated convertible debentures ...................              --           14,225
   Junior subordinated debentures ...............................              --           20,000
   Long-term debt ...............................................          20,619               --
                                                                      -----------      -----------
     Total Long-term obligations ................................         272,694          265,365
Deferred tax liability ..........................................           1,551            2,680
Other liabilities ...............................................           9,061           14,561
                                                                      -----------      -----------
     TOTAL LIABILITIES ..........................................       1,354,566        1,268,864
                                                                      -----------      -----------

     Commitments and Contingencies (Note 17)

Shareholders' equity:
   Common stock:  ($1.25 par, 20,000,000 shares authorized,
   11,779,467 and 9,557,598 shares issued) ......................          14,724           11,947
   Paid-in capital ..............................................          63,144           44,050
   Retained earnings ............................................          32,979           29,805
   Treasury stock (1,420,587 and 1,198,787 shares at cost) ......         (16,544)         (12,714)
   Accumulated other comprehensive income .......................           6,083            7,234
                                                                      -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY ................................         100,386           80,322
                                                                      -----------      -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................     $ 1,454,952      $ 1,349,186
                                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                 2003         2002          2001
                                                                                -------     --------      --------
Interest income
   Loans ..................................................................     $35,403     $ 38,101      $ 40,702
   Investment securities ..................................................       4,840        6,787         6,968
   Mortgage-backed and related securities .................................      20,149       23,647        29,507
   Marketable equity securities ...........................................         519          654           854
   Other interest earning assets ..........................................          89           52           151
                                                                                -------     --------      --------
         Total interest income ............................................      61,000       69,241        78,182
                                                                                -------     --------      --------
Interest expense
   Deposits ...............................................................      11,437       16,197        24,892
   Short-term obligations .................................................       6,319        5,729         7,302
   Long-term obligations ..................................................      11,896       14,458        15,369
                                                                                -------     --------      --------
         Total interest expense ...........................................      29,652       36,384        47,563
                                                                                -------     --------      --------
Net interest income .......................................................      31,348       32,857        30,619
Provision for loan losses .................................................       1,209        2,118         1,667
                                                                                -------     --------      --------
Net interest income after provision for loan losses .......................      30,139       30,739        28,952
                                                                                -------     --------      --------
Noninterest income
   Deposit services .......................................................      12,958       10,718         9,377
   Gain (loss) on sales of securities available for sale ..................       5,033        3,853         4,073
   Gain on sale of loans ..................................................       2,667        2,044         1,057
   Trust income ...........................................................       1,063        1,031           961
   Bank owned life insurance income .......................................         986          966           109
   Other ..................................................................       1,406          979         1,099
                                                                                -------     --------      --------
         Total noninterest income .........................................      24,113       19,591        16,676
                                                                                -------     --------      --------
Noninterest expense
   Salaries and employee benefits .........................................      23,182       21,553        17,626
   Net occupancy expense ..................................................       3,954        3,903         3,358
   Equipment expense ......................................................         712          684           734
   Advertising, travel & entertainment ....................................       1,775        1,721         1,650
   ATM and bank analysis fees .............................................         954          859           812
   Amortization ...........................................................         990           68            81
   Supplies ...............................................................         638          706           615
   Professional fees ......................................................         685          666           617
   Postage ................................................................         566          537           454
   Other ..................................................................       4,650        4,125         3,432
                                                                                -------     --------      --------
         Total noninterest expense ........................................      38,106       34,822        29,379
                                                                                -------     --------      --------
Income before federal tax expense .........................................      16,146       15,508        16,249
                                                                                -------     --------      --------
Provision (benefit) for federal tax expense
   Current ................................................................       2,208        2,854         3,728
   Deferred ...............................................................         374         (671)         (204)
                                                                                -------     --------      --------
         Total income taxes ...............................................       2,582        2,183         3,524
                                                                                -------     --------      --------

Income before cumulative effect of change in accounting principle .........      13,564       13,325        12,725
Cumulative effect of change in accounting principle, net of tax ...........          --           --          (994)
                                                                                -------     --------      --------

Net Income ................................................................     $13,564     $ 13,325      $ 11,731
                                                                                =======     ========      ========
Earnings Per Common Share:
Basic:
     Income before cumulative effect of change in accounting principle ....     $  1.50     $   1.53      $   1.47
     Cumulative effect of change in accounting principle, net of tax ......          --           --         (0.11)
                                                                                -------     --------      --------
     Net income ...........................................................     $  1.50     $   1.53      $   1.36
                                                                                =======     ========      ========
Diluted:
     Income before cumulative effect of change in accounting principle ....     $  1.28     $   1.28      $   1.24
     Cumulative effect of change in accounting principle, net of tax ......          --           --         (0.09)
                                                                                -------     --------      --------
     Net income ...........................................................     $  1.28     $   1.28      $   1.15
                                                                                =======     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)




                                                        Compre-
                                                        hensive        Common         Paid in        Retained       Treasury
                                                        Income          Stock         Capital        Earnings        Stock
                                                        --------       --------       --------       --------       --------
Balance at December 31, 2002 .....................      $              $ 11,947       $ 44,050       $ 29,805       $(12,714)
Net Income .......................................        13,564                                       13,564
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 4)  .....        (2,917)
Minimum pension liability adjustment .............         1,766
                                                        --------
Comprehensive income .............................      $ 12,413
                                                        ========
Common stock issued (1,792,629 shares) ...........                        2,240         12,214
Tax benefit of incentive stock options ...........                                         223
Dividends paid on common stock ...................                                                     (3,196)
Purchase of 221,800 shares of
   common stock ..................................                                                                    (3,830)
Stock dividend ...................................                          537          6,657         (7,194)
                                                                       --------       --------       --------       --------
Balance at December 31, 2003 .....................                     $ 14,724       $ 63,144       $ 32,979       $(16,544)
                                                                       ========       ========       ========       ========

Balance at December 31, 2001 .....................      $              $ 10,917       $ 35,195       $ 25,133       $ (8,511)
Net Income .......................................        13,325                                       13,325
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 4)  .....         3,333
Minimum pension liability adjustment (1) .........        (1,950)
                                                        --------
Comprehensive income .............................      $ 14,708
                                                        ========
Common stock issued (428,822 shares) .............                          536          3,159
Tax benefit of incentive stock options ...........                                         183
Dividends paid on common stock ...................                                                     (2,646)
Purchase of 278,210 shares of
   common stock ..................................                                                                    (4,203)
Stock dividend ...................................                          494          5,513         (6,007)
                                                                       --------       --------       --------       --------
Balance at December 31, 2002 .....................                     $ 11,947       $ 44,050       $ 29,805       $(12,714)
                                                                       ========       ========       ========       ========


                                                          Accumulated
                                                             Other
                                                             Compre-        Total
                                                             hensive        Share-
                                                             Income         holders'
                                                             (Loss)         Equity
                                                          -----------      --------
Balance at December 31, 2002 .....................           $  7,234      $ 80,322
Net Income .......................................                           13,564
Other comprehensive income, net of tax
   Unrealized losses on securities, net of
   reclassification adjustment (see Note 4)  .....             (2,917)       (2,917)
Minimum pension liability adjustment .............              1,766         1,766

Comprehensive income .............................

Common stock issued (1,792,629 shares) ...........                           14,454
Tax benefit of incentive stock options ...........                              223
Dividends paid on common stock ...................                           (3,196)
Purchase of 221,800 shares of
   common stock ..................................                           (3,830)
Stock dividend ...................................                               --
                                                             --------      --------
Balance at December 31, 2003 .....................           $  6,083      $100,386
                                                             ========      ========

Balance at December 31, 2001 .....................           $  5,851      $ 68,585
Net Income .......................................                           13,325
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 4)  .....              3,333         3,333
Minimum pension liability adjustment (1) .........             (1,950)       (1,950)

Comprehensive income .............................

Common stock issued (428,822 shares) .............                            3,695
Tax benefit of incentive stock options ...........                              183
Dividends paid on common stock ...................                           (2,646)
Purchase of 278,210 shares of
   common stock ..................................                           (4,203)
Stock dividend ...................................                               --
                                                             --------      --------
Balance at December 31, 2002 .....................           $  7,234      $ 80,322
                                                             ========      ========

(1)  Restated
                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands, except share amounts)




                                                        Compre-
                                                        hensive        Common         Paid in        Retained       Treasury
                                                        Income          Stock         Capital        Earnings        Stock
                                                        --------       --------       --------       --------       --------
Balance at December 31, 2000 .....................      $              $ 10,269       $ 30,226       $ 19,891       $ (5,357)
Net Income .......................................        11,731                                       11,731
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 4)  .....         9,241
Minimum pension liability adjustment .............           (56)
                                                        --------
Comprehensive income .............................      $ 20,916
                                                        ========
Common stock issued (143,856 shares) .............                          180            715
Tax benefit of incentive stock options ...........                                         123
Dividends paid on common stock ...................                                                     (1,890)
Purchase of 314,025 shares of
   common stock ..................................                                                                    (3,154)
Stock dividend ...................................                          468          4,131         (4,599)
                                                                       --------       --------       --------       --------
Balance at December 31, 2001 .....................                     $ 10,917       $ 35,195       $ 25,133       $ (8,511)
                                                                       ========       ========       ========       ========


                                                          Accumulated
                                                             Other
                                                             Compre-       Total
                                                             hensive       Share-
                                                             Income        holders'
                                                             (Loss)        Equity
                                                          -----------     --------
Balance at December 31, 2000 .....................         $ (3,334)      $51,695
Net Income .......................................                         11,731
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
   reclassification adjustment (see Note 4)  .....            9,241         9,241
Minimum pension liability adjustment .............              (56)          (56)

Comprehensive income .............................

Common stock issued (143,856 shares) .............                            895
Tax benefit of incentive stock options ...........                            123
Dividends paid on common stock ...................                         (1,890)
Purchase of 314,025 shares of
   common stock ..................................                         (3,154)
Stock dividend ...................................                             --
                                                           --------       -------
Balance at December 31, 2001 .....................         $  5,851       $68,585
                                                           ========       =======

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                                                  Years Ended December 31,
                                                                                          -----------------------------------------
                                                                                             2003            2002            2001
                                                                                          ---------       ---------       ---------
OPERATING ACTIVITIES:
  Net income .......................................................................      $  13,564       $  13,325       $  11,731
  Adjustments to reconcile net cash provided by operations:
    Depreciation ...................................................................          2,355           2,321           1,966
    Amortization of premium ........................................................         13,666          10,400           7,595
    Accretion of discount and loan fees ............................................           (254)           (359)         (1,301)
    Provision for loan losses ......................................................          1,209           2,118           1,667
    Decrease (increase) in interest receivable .....................................            497            (308)            495
    (Increase) decrease in other assets ............................................         (1,823)            202         (16,085)
    (Increase) decrease in deferred tax asset ......................................           (537)            280            (176)
    Decrease in interest payable ...................................................           (526)           (406)           (461)
    (Decrease) increase in other liabilities .......................................         (2,199)          3,742           2,179
    Decrease (increase) in loans held for sale .....................................          8,462          (7,933)         (3,848)
    Tax benefit of incentive stock options .........................................            223             183             123
    Gain on sale of securities available for sale ..................................         (5,033)         (3,853)         (4,073)
    Loss on retirement of premises and equipment ...................................            159              --              --
    Gain on sale of premises and equipment .........................................             (7)            (12)            (45)
    Impairment of other real estate owned ..........................................             70              --              --
    (Gain) loss on sale of other real estate owned .................................            (14)             67              (6)
    Cumulative effect of change in accounting principle ............................             --              --             994
    Proceeds from sales of trading securities ......................................             --              --          99,595
                                                                                          ---------       ---------       ---------
        Net cash provided by operating activities ..................................         29,812          19,767         100,350

INVESTING ACTIVITIES:
    Proceeds from sale of investment securities available for sale .................         90,212         108,416         100,810
    Proceeds from sale of mortgage-backed securities available for sale ............        144,787         116,125         170,521
    Proceeds from maturities of investment securities available for sale ...........         75,742          15,874          67,939
    Proceeds from maturities of mortgage-backed securities available for sale ......        252,818         210,972         164,532
    Purchases of investment securities available for sale ..........................       (157,839)       (111,281)       (207,194)
    Purchases of mortgage-backed securities available for sale .....................       (507,452)       (368,872)       (424,780)
    Purchases of mortgage-backed securities held to maturity .......................         (6,382)             --              --
    Purchases of marketable equity securities available for sale ...................         (1,279)         (1,106)         (1,061)
    Net increase in loans ..........................................................        (20,704)        (40,619)        (55,192)
    Purchases of premises and equipment ............................................         (3,082)         (4,680)         (4,256)
    Proceeds from sale of premises and equipment ...................................             46              19              62
    Proceeds from sale of repossessed assets .......................................            885             504           1,381
    Proceeds from sale of other real estate owned ..................................            391           1,532             389
                                                                                          ---------       ---------       ---------
        Net cash used in investing activities ......................................       (131,857)        (73,116)       (186,849)

                                   (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

                                                                                             Years Ended December 31,
                                                                                   ------------------------------------------------
                                                                                      2003              2002               2001
                                                                                   -----------       ------------       -----------

FINANCING ACTIVITIES:
  Net increase in demand and savings accounts ...............................      $    80,850       $     57,361       $    37,882
  Net decrease in certificates of deposit ...................................          (22,807)              (829)             (533)
  Proceeds from FHLB Dallas advances ........................................        2,851,988         10,342,329         4,975,117
  Repayment of FHLB Dallas advances .........................................       (2,791,867)       (10,332,657)       (4,928,812)
  Proceeds from issuance of long-term debt ..................................           20,619                 --                --
  Repayment of junior subordinated debentures ...............................          (20,000)                --                --
  Net decrease in junior subordinated convertible debentures ................          (14,225)            (2,725)               --
  Net (decrease) increase in federal funds purchased ........................          (12,325)           (10,050)           20,875
  Proceeds from the issuance of common stock ................................           14,454              3,695               895
  Purchase of common stock ..................................................           (3,830)            (4,203)           (3,154)
  Dividends paid ............................................................           (3,196)            (2,646)           (1,890)
                                                                                   -----------       ------------       -----------
        Net cash provided by financing activities ...........................           99,661             50,275           100,380
                                                                                   -----------       ------------       -----------

  Net (decrease) increase in cash and cash equivalents ......................           (2,384)            (3,074)           13,881
  Cash and cash equivalents at beginning of year ............................           49,607             52,681            38,800
                                                                                   -----------       ------------       -----------
  Cash and cash equivalents at end of year ..................................      $    47,223       $     49,607       $    52,681
                                                                                   ===========       ============       ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

  Interest paid .............................................................      $    30,178       $     36,789       $    48,024
  Income taxes paid .........................................................      $     2,050       $      2,150       $     3,025

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of other repossessed assets and real estate
      through foreclosure ...................................................      $     1,040       $      2,360       $     1,803
  Transfer of held to maturity securities to trading securities .............      $        --       $         --       $    99,792
  Minimum pension plan liability adjustment (1) .............................      $    (2,796)      $      2,796       $        --


The accompanying notes are an integral part of these consolidated financial statements.

(1) Restated for 2002.

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

Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, the Bank and the nonbank subsidiary, which did not conduct any business in 2003. The Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

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

Loans Held For Sale. Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loan Fees. The Company treats loan fees, net of direct costs, as an adjustment to the yield of the related loan over its term.

Allowance for Loan Losses. An allowance for loan losses is provided through charges to income in the form of a provision for loan losses. Loans which management believes are uncollectible are charged against this account with subsequent recoveries, if any, credited to the account. The amount of the allowance for loan losses is determined by management's evaluation of the quality and inherent risks in the loan portfolio, economic conditions and other factors which warrant current recognition.

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

Other Real Estate Owned. Other Real Estate Owned includes real estate acquired in full or partial settlement of loan obligations. Other Real Estate Owned is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair market value of the property net of estimated selling costs. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses. Any subsequent reduction in fair market value is charged to results of operations through the Allowance for Losses on Other Real Estate Owned account. Costs of maintaining and operating foreclosed properties are expensed as incurred. Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Use of Estimates. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board
(FASB) published Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS123) on January 1, 1996, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 2001, 2002 and 2003.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of FAS123, the Company's net income and net income per common share for 2003, 2002, and 2001 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

                                                             Years Ended December 31,
                           ------------------------------------------------------------------------------------------

                                As            Pro              As             Pro              As             Pro
                            Reported         Forma          Reported         Forma          Reported         Forma
                               2003           2003            2002            2002            2001            2001
                           ----------      ----------      ----------      ----------      ----------      ----------
FAS123 Charge .......      $       --      $      160      $       --      $      176      $       --      $      220

Net Income ..........      $   13,564      $   13,404      $   13,325      $   13,149      $   11,731      $   11,511

Net Income per Common
   Share-Basic ......      $     1.50      $     1.48      $     1.53      $     1.51      $     1.36      $     1.33

Net Income per Common
   Share-Diluted ....      $     1.28      $     1.27      $     1.28      $     1.26      $     1.15      $     1.13

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

General. Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income or equity.

Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003.

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exist between the Company and the issuing trust entity. As a result of adopting FIN 46 on December 31, 2003, the Company did not restate its prior period consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If, as of December 31, 2003, the Company was not permitted to include a portion of the $20.0 million in trust preferred securities issued by Southside Statutory Trust III in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of FAS 150 did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit pension plan in Note 13 to these consolidated financial statements.

2. FINANCIAL STATEMENT RESTATEMENT FOR 2002

Certain financial statement components for the year ended December 31, 2002 have been restated. It is important to note, the restatement entries described below completely reversed in the financial statements for the year ended December 31, 2003. It is also important to note, net income and earnings per share did not change for any of the years presented.

During the preparation of the Form 10-K for December 31, 2003, the Company discovered, while reviewing retirement plan workpapers, that a minimum pension plan liability adjustment that should have been reflected on the balance sheet as of December 31, 2002 was inadvertently overlooked. The oversight occurred due in part to the fact that the Company, historically, had not had a minimum pension plan liability adjustment in its defined benefit plan. The entries required for 2002 completely reversed during 2003 as the minimum pension plan liability adjustment reversed to zero as of December 31, 2003.

The net effect of the entries required, increased other liabilities, decreased deferred tax liability and decreased shareholders equity due to the minimum pension liability adjustment entry to accumulated other comprehensive income.

A summary of the adjustments made and their effect on the financial statements is presented below:


                                                 As of and for the year then
                                                   ended December 31, 2002
                                                 ----------------------------
                                                    (dollars in thousands)

                                                 As Originally
                                                    Stated          Restated
                                                 -------------     ----------

Deferred tax liability ......................      $    3,631      $    2,680
Other liabilities ...........................      $   11,765      $   14,561
Total Liabilities ...........................      $1,267,019      $1,268,864
Accumulated other comprehensive income ......      $    9,079      $    7,234
Total Shareholders Equity ...................      $   82,167      $   80,322
Comprehensive Income ........................      $   16,553      $   14,708

3. EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

                                                                        Years Ended December 31,
                                                                  ----------------------------------
                                                                    2003         2002          2001
                                                                  -------      -------      --------
Basic Earnings and Shares:
   Income before cumulative effect of accounting change ....      $13,564      $13,325      $ 12,725
   Cumulative effect of change in accounting principle,
    net of tax .............................................           --           --          (994)
                                                                  -------      -------      --------
   Net income ..............................................      $13,564      $13,325      $ 11,731
                                                                  =======      =======      ========

   Weighted-average basic shares outstanding ...............        9,034        8,700         8,653
                                                                  =======      =======      ========

Basic Earnings Per Share:
   Income before cumulative effect of accounting change ....      $  1.50      $  1.53      $   1.47
   Cumulative effect of change in accounting principle,
    net of tax .............................................           --           --         (0.11)
                                                                  -------      -------      --------
   Net income ..............................................      $  1.50      $  1.53      $   1.36
                                                                  =======      =======      ========

Diluted Earnings and Shares:
   Income before cumulative effect of accounting change ....      $13,564      $13,325      $ 12,725
   Add:  Applicable dividend on convertible debentures .....          551          880           979
                                                                  -------      -------      --------
   Adjusted net income .....................................       14,115       14,205        13,704
   Cumulative effect of change in accounting principle,
    net of tax .............................................           --           --          (994)
                                                                  -------      -------      --------
   Net income ..............................................      $14,115      $14,205      $ 12,710
                                                                  =======      =======      ========

   Weighted-average basic shares outstanding ...............        9,034        8,700         8,653
   Add:  Stock options .....................................          639          631           471
            Convertible debentures .........................        1,349        1,772         1,962
                                                                  -------      -------      --------

   Weighted-average diluted shares outstanding .............       11,022       11,103        11,086
                                                                  =======      =======      ========

Diluted Earnings Per Share:
   Income before cumulative effect of accounting change ....      $  1.28      $  1.28      $   1.24
   Cumulative effect of change in accounting principle,
    net of tax .............................................           --           --         (0.09)
                                                                  -------      -------      --------
   Net income ..............................................      $  1.28      $  1.28      $   1.15
                                                                  =======      =======      ========

For the years ended December 31, 2003, 2002 and 2001, there were no antidilutive shares.

4. COMPREHENSIVE INCOME

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" are as follows (in thousands):

                                                                              Year Ended  December 31, 2003
                                                                  --------------------------------------------------
                                                                   Before-Tax        Tax (Expense)       Net-of-Tax
                                                                     Amount             Benefit            Amount
                                                                  ------------       ------------       ------------
      Unrealized losses on securities:
         Unrealized holding gains arising during period ....      $        613       $       (208)      $        405
          Less:  reclassification adjustment for gains
             realized in net income ........................             5,033             (1,711)             3,322
                                                                  ------------       ------------       ------------
          Net unrealized losses ............................            (4,420)             1,503             (2,917)
      Minimum pension liability adjustment .................             2,677               (911)             1,766
                                                                  ------------       ------------       ------------

      Other comprehensive loss .............................      $     (1,743)      $        592       $     (1,151)
                                                                  ============       ============       ============

                                                                               Year Ended December 31, 2002
                                                                  --------------------------------------------------
                                                                   Before-Tax        Tax (Expense)       Net-of-Tax
                                                                     Amount             Benefit            Amount
                                                                  ------------       ------------       ------------
      Unrealized gains on securities:
         Unrealized holding gains arising during period ....      $      8,903       $     (3,027)      $      5,876
          Less:  reclassification adjustment for gains
             realized in net income ........................             3,853             (1,310)             2,543
                                                                  ------------       ------------       ------------
          Net unrealized gains .............................             5,050             (1,717)             3,333
      Minimum pension liability adjustment (1) .............            (2,955)             1,005             (1,950)
                                                                  ------------       ------------       ------------

      Other comprehensive income ...........................      $      2,095       $       (712)      $      1,383
                                                                  ============       ============       ============

(1) Restated

                                                                              Year Ended December 31, 2001
                                                                  --------------------------------------------------
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
                                                                  ============       ============       ============

The components of accumulated other comprehensive income as of December 31, 2003 and 2002 are reflected in the table below (in thousands).

                                             Years Ended December 31,
                                             ------------------------
                                               2003          2002
                                              -------       -------
Unrealized gains on AFS securities .....      $ 6,385       $ 9,302
Minimum pension liability ..............         (302)       (2,068)
                                              -------       -------

Total ..................................      $ 6,083       $ 7,234
                                              =======       =======

5. CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 as of December 31, 2003 and 2002.

6. INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2003 and 2002 are reflected in the tables below (in thousands). There were no securities classified in the HTM category at December 31, 2002.

                                                                         AVAILABLE FOR SALE
                                                    -------------------------------------------------------------
                                                                       Gross            Gross           Estimated
                  December 31,                       Amortized       Unrealized       Unrealized         Market
                      2003                             Cost            Gains            Losses            Value
                  ------------                      ----------       ----------       ----------       ----------
  U.S. Treasury .............................       $   20,905       $       41       $       --       $   20,946
  U.S. Government Agencies ..................           20,958               68               11           21,015
  Mortgage-backed Securities:
    Direct Govt. and Govt. Sponsored
    Entity Issues ...........................          567,103            7,608            2,125          572,586
    Other Private Issues ....................           11,265              730               --           11,995
  State and Political Subdivisions ..........           98,455            3,960              608          101,807
  Other Stocks and Bonds ....................           24,768               22               12           24,778
                                                    ----------       ----------       ----------       ----------
    Total ...................................       $  743,454       $   12,429       $    2,756       $  753,127
                                                    ==========       ==========       ==========       ==========

                                                                         HELD TO MATURITY
                                                    -------------------------------------------------------------
                                                                       Gross            Gross           Estimated
                  December 31,                       Amortized       Unrealized       Unrealized         Market
                      2003                             Cost            Gains            Losses            Value
                  ------------                      ----------       ----------       ----------       ----------
  Mortgage-backed Securities:
    Direct Govt. and Govt. Sponsored
    Entity Issues ...........................       $    6,382       $       --       $       17       $    6,365
                                                    ----------       ----------       ----------       ----------
    Total ...................................       $    6,382       $       --       $       17       $    6,365
                                                    ==========       ==========       ==========       ==========

                                                                          AVAILABLE FOR SALE
                                                    -------------------------------------------------------------
                                                                       Gross            Gross           Estimated
                  December 31,                       Amortized       Unrealized       Unrealized         Market
                      2002                             Cost            Gains            Losses            Value
                  ------------                      ----------       ----------       ----------       ----------
  U.S. Treasury .............................       $   26,805       $       51       $        2       $   26,854
  U.S. Government Agencies ..................           12,802               57               --           12,859
  Mortgage-backed Securities:
    Direct Govt. and Govt. Sponsored
    Entity Issues ...........................          453,905            7,397              664          460,638
    Other Private Issues ....................           27,498              910               31           28,377
  State and Political Subdivisions ..........          105,266            6,380               --          111,646
  Other Stocks and Bonds ....................           22,544               --                3           22,541
                                                    ----------       ----------       ----------       ----------
    Total ...................................       $  648,820       $   14,795       $      700       $  662,915
                                                    ==========       ==========       ==========       ==========

The following table represents the unrealized loss on securities for the year ended December 31, 2003.

                                 (in thousands)

                                    LESS THAN 12 MONTHS                12 MONTHS OR MORE                       TOTAL
                                ---------------------------       ---------------------------       ---------------------------
DESCRIPTION OF                     Fair          Unrealized         Fair           Unrealized         Fair           Unrealized
SECURITIES                         Value            Loss            Value             Loss            Value             Loss
                                ----------       ----------       ----------       ----------       ----------       ----------
U.S. Government
Agencies ................       $    8,689       $       11       $       --       $       --       $    8,689       $       11

Mortgage-Backed
Securities ..............          213,724            2,058           10,461               84          224,185            2,142

State & Political
Subdivisions ............           25,581              608               --               --           25,581              608

Other Stocks and ........              733               12               --               --              733               12
Bonds

TOTAL TEMPORARILY
IMPAIRED SECURITIES .....       $  248,727       $    2,689       $   10,461       $       84       $  259,188       $    2,773

The securities listed above all have fixed maturities. The temporary impairment at December 31, 2003 was related to changes in interest rates. As interest rates change, the temporary impairment will also change. As the securities move closer to maturity or payments on mortgage-backed securities are received, the temporary impairment will change. The duration of all but a small portion of the temporary impairments is less than twelve months and the unrealized loss outstanding greater than twelve months represents only 0.8% of the total fair value of those securities that had a temporary impairment at December 31, 2003.

Interest income recognized on securities for the years presented:

                                                          Years Ended December 31,
                                                    -----------------------------------
                                                      2003          2002          2001
                                                    -------       -------       -------
                                                               (in thousands)
  U.S. Treasury .............................       $   296       $   294       $   347
  U.S. Government Agencies ..................           150           499         1,262
  Mortgage-backed Securities ................        20,149        23,647        29,507
  State and Political Subdivisions ..........         4,341         5,984         5,114
  Other Stocks and Bonds ....................           572           664         1,099
                                                    -------       -------       -------

  Total interest income on securities .......       $25,508       $31,088       $37,329
                                                    =======       =======       =======

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The Company has a significant amount of long-term Federal Home Loan Bank fixed rate liabilities and determined it was appropriate that a portion of the Company's securities portfolio should be designated HTM. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair market value of the securities on the transfer date. There were no sales from the HTM portfolio during the years ended December 31, 2003, 2002 or 2001. There were no securities classified as HTM for the years ended December 31, 2002 and 2001.

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

Of the $5.0 million in net securities gains from the AFS portfolio in 2003, there were $5.6 million in realized gains and $600,000 in realized losses. Of the $3.9 million in net securities gains from the AFS portfolio in 2002, there were $4.2 million in realized gains and $340,000 in realized losses. Of the $4.1 million in net securities gains on sales from the AFS portfolio in 2001, there were $6.2 million in realized gains and $2.1 million in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 2003, are presented below. Mortgage-backed securities are presented in total by category. As of December 31, 2003, the only securities classified as HTM were in the mortgage-backed securities category.

                                                          Amortized       Aggregate
                                                            Cost          Fair Value
                                                         ----------       ----------
                                                               (in thousands)
Available for sale securities:

Investment and Marketable Equity Securities
   Due in one year or less .......................       $   52,989       $   52,994
   Due after one year through five years .........            9,728            9,803
   Due after five years through ten years ........           15,072           15,327
   Due after ten years ...........................           87,297           90,422
                                                         ----------       ----------
                                                            165,086          168,546
Mortgage-backed securities .......................          578,368          584,581
                                                         ----------       ----------
      Total ......................................       $  743,454       $  753,127
                                                         ==========       ==========

                                                          Amortized       Aggregate
                                                            Cost          Fair Value
                                                         ----------       ----------
                                                               (in thousands)
Held to maturity securities:

Mortgage-backed securities .......................       $    6,382       $    6,365
                                                         ----------       ----------
      Total ......................................       $    6,382       $    6,365
                                                         ==========       ==========

Investment securities with book values of $503.2 million and $401.5 million were pledged as of December 31, 2003 and 2002, respectively, to collateralize FHLB advances, public and trust deposits or for other purposes as required by law.

7. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

                                                   December 31,   December 31,
                                                      2003           2002
                                                    --------       --------
Real Estate Loans:                                      (in thousands)
    Construction ............................       $ 40,965       $ 34,473
    1-4 family residential ..................        142,543        144,396
    Other ...................................        136,036        140,676
Commercial loans ............................         81,115         82,531
Municipal loans .............................         95,743         76,579
Loans to individuals ........................         92,738         91,871
                                                    --------       --------
Total loans .................................        589,140        570,526
    Less:  Unearned discount ................              5             66
           Allowance for loan losses ........          6,414          6,195
                                                    --------       --------
Net loans ...................................       $582,721       $564,265
                                                    ========       ========

The following is a summary of the Allowance for Loan Losses for the years ended December 31, 2003, 2002 and 2001:

                                                            Years Ended December 31,
                                                    -------------------------------------
                                                      2003           2002           2001
                                                    -------        -------        -------
                                                               (in thousands)
Balance at beginning of year ................       $ 6,195        $ 5,926        $ 5,033
       Provision for loan losses ............         1,209          2,118          1,667
       Loans charged off ....................        (1,476)        (2,139)        (1,384)
       Recoveries of loans charged off ......           486            290            610
                                                    -------        -------        -------
Balance at end of year ......................       $ 6,414        $ 6,195        $ 5,926
                                                    =======        =======        =======

Nonaccrual loans at December 31, 2003 and 2002 were $1.5 million and $2.2 million, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2003 and 2002 were $219,000 and $325,000, respectively.

For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $1,771,000 and $1,562,000, respectively. During the years ended December 31, 2003 and 2002, the amount of interest income reversed on impaired loans placed on nonaccrual and the amount of interest income subsequently recognized on the cash basis was not material.

The amount of interest recognized on nonaccrual or restructured loans was $104,000, $160,000 and $70,000 for the years ended December 31, 2003, 2002 and
2001, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $155,000, $205,000 and $113,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a summary of the Company's recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

                                                            Valuation         Carrying
                                              Total         Allowance          Value
                                           ----------       ----------       ----------
                                                         (in thousands)
Real Estate Loans ..................       $      775       $      104       $      671
Commercial Loans ...................              418              222              196
Loans to Individuals ...............              354              146              208
                                           ----------       ----------       ----------

Balance at December 31, 2003 .......       $    1,547       $      472       $    1,075
                                           ==========       ==========       ==========

                                                            Valuation         Carrying
                                              Total         Allowance          Value
                                           ----------       ----------       ----------
                                                         (in thousands)
Real Estate Loans ..................       $    1,083       $      207       $      876
Commercial Loans ...................              674              320              354
Loans to Individuals ...............              481              189              292
                                           ----------       ----------       ----------

Balance at December 31, 2002 .......       $    2,238       $      716       $    1,522
                                           ==========       ==========       ==========


8. BANK PREMISES AND EQUIPMENT

                                           December 31,     December 31,
                                              2003             2002
                                           ----------       ----------
                                                 (in thousands)
Bank premises ......................       $   34,884       $   32,659
Furniture and equipment ............           13,327           16,508
                                           ----------       ----------
                                               48,211           49,167
Less accumulated depreciation ......           17,582           19,067
                                           ----------       ----------
         Total .....................       $   30,629       $   30,100
                                           ==========       ==========

Depreciation expense was $2.4 million, $2.3 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense was $473,000, $532,000 and $468,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Future minimum rental commitments under noncancelable leases are (in thousands):

                            2004             $      596
                            2005                    580
                            2006                    497
                            2007                    258
                            2008                    109
                                             ----------
                                             $    2,040
                                             ==========

9. OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented:

                                                  Years Ended December 31,
                                           ---------------------------------------
                                             2003           2002            2001
                                           --------       --------        --------
                                                       (in thousands)
Balance at beginning of year .......       $     --       $     --        $     --
    Acquisition of OREO ............             --            105               8
    Disposition of OREO ............             --           (105)             (8)
                                           --------       --------        --------
Balance at end of year .............       $     --       $     --        $     --
                                           ========       ========        ========

For the years ended December 31, 2003 and 2002, the total of other real estate owned was $195,000 and $524,000, respectively. Other real estate owned is reflected in other assets in the Company's consolidated balance sheets.

For the year ended December 31, 2003 and 2002, provision and other expense from OREO properties exceeded income by $94,000 and $126,000, respectively. For the year ended December 31, 2001, income from OREO properties exceeded the provision and other expenses by $21,000.

10. INTEREST BEARING DEPOSITS

                                                   December 31,   December 31,
                                                      2003           2002
                                                   ------------   ------------
                                                        (in thousands)
Savings deposits ............................       $ 45,559       $ 38,012
Money market demand deposits ................         77,274         68,749
Platinum money market deposits ..............         64,094         44,147
NOW demand deposits .........................        133,806        125,319
Certificates and other time deposits
  of $100,000 or more .......................        138,376        140,572
Certificates and other time
  deposits under $100,000 ...................        183,771        204,382
                                                    --------       --------
         Total ..............................       $642,880       $621,181
                                                    ========       ========

For the years ended December 31, 2003, 2002 and 2001, interest expense on time deposits of $100,000 or more was $3.2 million, $4.5 million and $8.2 million, respectively.

At December 31, 2003, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

               2004                    $      236,963
               2005                            36,695
               2006                            21,994
               2007                            18,710
               2008 and thereafter              7,785
                                       --------------
                                       $      322,147
                                       ==============

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.4 million and $1.3 million for December 31, 2003 and 2002, respectively.

11. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                          2003            2002
                                                                        --------        --------
                                                                            (in thousands)
Federal funds purchased
   Balance at end of period .....................................       $  3,525        $ 15,850
   Average amount outstanding during the period (1) .............          1,300           2,122
   Maximum amount outstanding during the period .................         24,275          22,875
   Weighted average interest rate during the period (2) .........            1.4%            2.1%
   Interest rate at end of period ...............................            1.2%            1.8%

Federal Home Loan Bank ("FHLB") Dallas advances
   Balance at end of period .....................................       $192,608        $153,422
   Average amount outstanding during the period (1) .............        156,854         152,896
   Maximum amount outstanding during the period .................        210,608         188,477
   Weighted average interest rate during the period (2) .........            3.9%            3.7%
   Interest rate at end of period ...............................            3.4%            4.1%

Other obligations
   Balance at end of period .....................................       $  2,598        $  2,500
   Average amount outstanding during the period (1) .............          1,144           1,707
   Maximum amount outstanding during the period .................         11,429           2,544
   Weighted average interest rate during the period (2) .........            0.9%            1.5%
   Interest rate at end of period ...............................            0.7%            1.0%

Short-term junior subordinated convertible debentures (3)
   Balance at end of period .....................................       $     --        $     --
   Average amount outstanding during the period (1) .............          1,753              --
   Maximum amount outstanding during the period .................         20,000              --
   Weighted average interest rate during the period (2) .........            8.5%             --
   Interest rate at end of period ...............................             --              --

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3) Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.

12.  LONG TERM OBLIGATIONS

                                                                          Years Ended December 31,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        ----------        ----------
                                                                                (in thousands)
FHLB Dallas advances
   Balance at end of period .....................................       $  252,075        $  231,140
   Weighted average interest rate during the period (2) .........              4.2%              4.9%
   Interest rate at end of period ...............................              3.6%              4.5%

Junior subordinated convertible debentures
   Balance at end of period .....................................       $       --        $   14,225
   Weighted average interest rate during the period (2) .........              7.1%              8.7%
   Interest rate at end of period ...............................               --               8.8%

Junior subordinated debentures
   Balance at end of period .....................................       $       --        $   20,000
   Weighted average interest rate during the period (2) .........              7.2%              8.5%
   Interest rate at end of period ...............................               --               8.5%

Long-term debt
   Balance at end of period .....................................       $   20,619        $       --
   Weighted average interest rate during the period (2) .........              4.1%               --
   Interest rate at end of period ...............................              4.1%               --

(1) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2003 are (in thousands):

                                            Under              Due             Due             Over
                                            1 Year          1-5 Years       6-10 Years        10 Years           Total
                                          ----------       ----------       ----------       ----------       ----------
FHLB Dallas advances ..............       $      409       $  218,699       $   32,261       $      706       $  252,075
Long-term debt ....................               --               --               --           20,619           20,619
                                          ----------       ----------       ----------       ----------       ----------
   Total long-term obligations ....       $      409       $  218,699       $   32,261       $   21,325       $  272,694
                                          ==========       ==========       ==========       ==========       ==========

FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

The long-term debt reflected in the table above has a stated maturity date of September 4, 2033 with an option to prepay the debt beginning September 4, 2008.

On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the "Trust II Issuer"), sold 1,695,000 cumulative convertible preferred securities (the "junior subordinated convertible debentures") at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company's common stock at an adjusted conversion price of $8.64 per common share. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of Southside Bancshares, Inc., redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company's common stock. This increased the Company's number of shares of common stock outstanding to 10,358,880 at December 31, 2003.

On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the "Trust Issuer"), sold 2,000,000 preferred securities (the "junior subordinated debentures") at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the fourth quarter and should provide a better match for the overall interest rate sensitivity position of the Company.

13.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $3.9 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $117,000, $236,000 and $369,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003 and 2002, the deferred compensation plan liability totaled $2.1 million and $1.9 million, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $2,278,000, $2,266,000 and $1,897,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There were twelve retirees and eight retirees participating in the health insurance plan as of December 31, 2003 and 2002, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. There were no contributions to the plan for the year ended December 31, 2003. Contributions to the plan for the years ended December 31, 2002 and 2001 were $100,000 and $0, respectively. At December 31, 2003 and 2002, 231,463 and 236,870 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an Officers Long-term Disability Income Plan, (the "Disability Plan"), which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the plan if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The Disability Plan provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of this plan are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans. The Company has purchased an insurance policy that is expected to cover any costs associated with this plan, and as such no liability is recorded.

The Company and the Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and the Bank who have worked 1,000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant's date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 160,794 shares of Company stock purchased at fair market value at December 31, 2003 and 2002. The number of shares have been adjusted as a result of stock splits and stock dividends. The Company uses a measurement date of December 31, for its plans. During 2003 the Company's underfunded status improved $2.2 million to an underfunded status of $6.0 million at December 31, 2003.

                                                        December 31,      December 31,
    Change in Projected Benefit Obligation                 2003                2002
                                                        -----------       -----------
                                                                (in thousands)
Benefit obligation at end of prior year ..........       $   23,478        $   19,399
Service cost .....................................            1,394             1,075
Interest cost ....................................            1,607             1,427
Amendments .......................................               --                13
Actuarial loss ...................................            1,779             2,406
Benefits paid ....................................             (862)             (750)
Expenses paid ....................................              (49)              (92)
                                                         ----------        ----------
   Benefit obligation at end of year .............       $   27,347        $   23,478
                                                         ==========        ==========

                                                        December 31,       December 31,
    Change in Plan Assets                                   2003              2002
                                                         ----------        ----------
                                                                (in thousands)
Fair value of plan assets at end of prior year ...       $   15,278        $   14,801
Actual return ....................................            2,575              (681)
Employer contribution ............................            4,400             2,000
Benefits paid ....................................             (862)             (750)
Expenses paid ....................................              (49)              (92)
                                                         ----------        ----------
   Fair value of plan assets at end of year ......       $   21,342        $   15,278
                                                         ==========        ==========

                                                          December 31,      December 31,
    Reconciliation of Funded Status ...............          2003              2002
                                                          ----------        ----------
                                                               (in thousands)
Funded status .....................................       $   (6,004)       $   (8,200)
Unrecognized net loss .............................            8,560             8,423
Unrecognized prior service costs ..................               11                12
Unrecognized net transition asset .................               --               (46)
                                                          ----------        ----------
Prepaid benefit cost ..............................            2,567               189
Additional minimum liability ......................               --            (2,808)
                                                          ----------        ----------
Prepaid benefit cost/(accrued benefit liability) ..            2,567            (2,619)
Intangible asset ..................................               --                12
Accumulated other comprehensive income
  adjustment ......................................               --             2,796
                                                          ----------        ----------
Net amount recognized .............................       $    2,567        $      189
                                                          ==========        ==========

Accumulated benefit obligation ....................       $   20,533        $   17,897
                                                          ==========        ==========

At December 31, 2003 and 2002, the assumptions used to determine the benefit obligation are as follows:

                                        December 31,    December 31,
                                            2003           2002
                                          -------        -------
Discount rate .....................          6.50%          6.75%
Compensation increase rate ........          4.50%          4.50%

Net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 included the following components:

                                                  Years Ended December 31,
                                           -------------------------------------
                                             2003           2002           2001
                                           -------        -------        -------
                                                       (in thousands)
Service cost .......................       $ 1,394        $ 1,075        $   877
Interest cost ......................         1,607          1,427          1,270
Expected return on assets ..........        (1,341)        (1,298)        (1,217)
Transition asset recognition .......           (46)           (46)           (46)
Net loss recognition ...............           407            173             70
Prior service cost amortization ....             1              1             --
                                           -------        -------        -------
Net periodic benefit cost ..........       $ 2,022        $ 1,332        $   954
                                           =======        =======        =======

For the years ended December 31, 2003, 2002, and 2001, the assumptions used to determine net periodic pension cost are as follows:

                                                                      Years Ended December 31,
                                                                 -----------------------------------
                                                                 2003           2002           2001
                                                                 ----           ----           ----
Discount rate .........................................          6.75%          7.25%          7.50%
Expected long-term rate of return on plan assets ......          9.00%          9.00%          9.00%
Compensation increase rate ............................          4.50%          4.50%          4.50%

The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the Plan's liabilities. The Company considered broad equity and bond indicies long-term return projections, as well as actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.

                               Percentage of Plan Assets
Asset Category                      at December 31,
                               -------------------------
                                 2003          2002
                                ------        ------
Equity securities .......         60.5%         52.1%
Debt securities .........         13.6%         14.3%
Other ...................         25.9%         33.6%

The Company's attempts to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash. During the 2002 and 2003 the amount invested in cash at year end exceeds the average target asset allocation of 5% to 10%. It is anticipated the level of cash will more closely match the targeted levels in future years.

The Company expects to contribute $4.0 million to its defined benefit plan and $64,000 to its postretirement benefit plan in 2004.

The Company has a nonfunded supplemental retirement plan (restoration plan) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

                                                                       December 31,      December 31,
       Change in Projected Benefit Obligation                              2003              2002
                                                                        ----------        ----------
                                                                                (in thousands)
Benefit obligation at end of prior year .........................       $    1,068        $      788
Service cost ....................................................               45                24
Interest cost ...................................................               96                68
Amendments ......................................................               --               (13)
Actuarial loss ..................................................              442               257
Benefits paid ...................................................              (64)              (56)
                                                                        ----------        ----------
   Benefit obligation at end of year ............................       $    1,587        $    1,068
                                                                        ==========        ==========

                                                                       December 31,      December 31,
       Change in Plan Assets                                               2003              2002
                                                                        ----------        ----------
                                                                              (in thousands)

Fair value of plan assets at end of prior year ..................       $       --        $       --
Employer contribution ...........................................               64                56
Benefits paid ...................................................              (64)              (56)
                                                                        ----------        ----------
   Fair value of plan assets at end of year .....................       $       --        $       --
                                                                        ==========        ==========

                                                                       December 31,      December 31,
       Reconciliation of Funded Status                                      2003            2002
                                                                        ----------        ----------
                                                                               (in thousands)
Funded status ...................................................       $   (1,587)       $   (1,068)
Unrecognized net loss ...........................................              942               594
Unrecognized prior service costs ................................              (10)              (11)
Unrecognized net transition obligation ..........................               11                13
                                                                        ----------        ----------
Accrued benefit cost ............................................             (644)             (472)
Additional minimum liability ....................................             (457)             (340)
                                                                        ----------        ----------
Accrued benefit liability .......................................           (1,101)             (812)
Intangible asset ................................................               --                 2
Accumulated other comprehensive income adjustment ...............              457               338
                                                                        ----------        ----------
Net amount recognized ...........................................       $     (644)       $     (472)
                                                                        ==========        ==========

Accumulated benefit obligation ..................................       $    1,101        $      812
                                                                        ==========        ==========

At December 31, 2003 and 2002, the assumptions used to determine the benefit obligation are as follows:

                                          December 31,   December 31,
                                             2003           2002
                                           -------        -------
Discount rate ......................          6.50%          6.75%
Compensation increase rate .........          4.50%          4.50%

Net periodic postretirement benefit cost for the years ended December 31, 2003, 2002 and 2001 includes the following components:

                                                                Years Ended December 31,
                                                    ----------------------------------------------
                                                       2003              2002              2001
                                                    ----------        ----------        ----------
                                                                    (in thousands)
Service cost ................................       $       45        $       24        $       16
Interest cost ...............................               96                68                54
Transition obligation recognition ...........                3                 3                 3
Net loss recognition ........................               93                49                26
Prior service cost amortization .............               (1)               (1)               --
                                                    ----------        ----------        ----------
Net periodic benefit cost ...................       $      236        $      143        $       99
                                                    ==========        ==========        ==========

For the years ended December 31, 2003, 2002 and 2001, the assumptions used to determine net periodic postretirement benefit cost are as follows:

                                                                                   Years Ended December 31,
                                                                              ----------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----
Discount rate.......................................................          6.75%          7.25%          7.50%
Compensation increase rate..........................................          4.50%          4.50%          4.50%

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all employees of the Company, who have completed one year of service and are age twenty-one or older. A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. For the years ended December 31, 2003, 2002 and 2001, expense attributable to the Plan amounted to $52,000, $53,000 and $31,000, respectively.

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the Plan"), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS123 and FAS148.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. There were no options available for grant at December 31, 2003. At December 31, 2002 and 2001, there were 24,618 and 20,809 options available for grant, respectively.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were 28,875 options granted in 2003. There were no incentive stock options granted in 2002 or 2001. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company's stock options as of December 31, 2003, 2002 and 2001 and the changes during the year ended on those dates is presented below:

                                                    2003                              2002                           2001
                                          -------------------------       --------------------------      -------------------------
                                          # SHARES OF      WEIGHTED       # SHARES OF       WEIGHTED      # SHARES OF      WEIGHTED
                                           UNDERLYING      AVERAGE        UNDERLYING        AVERAGE       UNDERLYING       AVERAGE
                                            OPTIONS        EXERCISE         OPTIONS         EXERCISE       OPTIONS         EXERCISE
                                                            PRICES                           PRICES                         PRICES
                                          -----------      --------       -----------       --------      -----------      --------
Outstanding at beginning
of the year ......................         1,102,304         $ 5.98         1,218,153         $5.93         1,339,932         $5.75

Granted ..........................            28,875         $15.33                --            --                --            --

Exercised ........................          (135,480)        $ 4.77          (112,040)        $5.35          (121,170)        $3.96

Forfeited ........................           (10,590)        $ 6.51            (3,809)        $6.37              (609)        $6.38

Expired ..........................                --             --                --            --                --            --

Outstanding at end of year .......           985,109         $ 6.42         1,102,304         $5.98         1,218,153         $5.93

Exercisable at end of year .......           797,361         $ 6.08           802,262         $5.75           740,130         $5.48

Weighted-average FV of
options granted during the
year .............................              4.91                              N/A                            N/A

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93% risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at December 31, 2003:

                                         Options Outstanding                          Options Exercisable
                            ------------------------------------------------      ----------------------------
                                            WEIGHTED AVG.
                                              REMAINING
         RANGE OF             NUMBER        CONTRACT LIFE      WEIGHTED AVG.        NUMBER        WEIGHTED AVG.
      EXERCISE PRICES       OUTSTANDING        (YEARS)        EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
      ---------------       -----------     -------------     --------------      -----------    --------------
     $ 3.88 to $  6.38        638,909            4.3             $  5.72             516,938        $  5.56
     $ 6.91 to $ 15.33        346,200            5.5             $  7.72             280,423        $  7.04
     -----------------        -------            ---             -------             -------        -------
     $ 3.88 to $ 15.33        985,109            4.7             $  6.42             797,361        $  6.08
                              =======                                                =======

14.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.36, $0.33 and $.25 per share for the years ended December 31, 2003, 2002 and 2001, respectively. Future dividends will depend on the Company's earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company's dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                                    To Be Well
                                                                                                                Capitalized Under
                                                                                          For Capital           Prompt Corrective
                                                                    Actual             Adequacy Purposes        Action Provisions
                                                             -------------------       -----------------       -------------------
                                                              Amount       Ratio       Amount      Ratio        Amount       Ratio
                                                             --------      -----       -------    ------       --------      -----
As of December 31, 2003:                                                             (dollars in thousands)
Total Capital (to Risk Weighted Assets)
   Consolidated .......................................      $120,072      18.40%      $52,213      8.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only ..........................................      $116,083      17.79%      $52,212      8.00%      $ 65,266      10.00%
                                                             ========      =====       =======      ====       ========      =====

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated .......................................      $113,678      17.42%      $26,106      4.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only ..........................................      $109,689      16.81%      $26,106      4.00%      $ 39,159       6.00%
                                                             ========      =====       =======      ====       ========      =====

Tier 1 Capital (to Average Assets) (1)
   Consolidated .......................................      $113,678       8.12%      $56,028      4.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only ..........................................      $109,689       7.83%      $56,003      4.00%      $ 70,004       5.00%
                                                             ========      =====       =======      ====       ========      =====


As of December 31, 2002:

Total Capital (to Risk Weighted Assets)
   Consolidated (2) ...................................      $109,207      17.42%      $50,146      8.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only (2) ......................................      $103,624      16.53%      $50,145      8.00%      $ 62,681      10.00%
                                                             ========      =====       =======      ====       ========      =====

Tier 1 Capital (to Risk Weighted Assets)
   Consolidated (2) ...................................      $ 92,472      14.75%      $25,073      4.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only (2) ......................................      $ 97,500      15.55%      $25,072      4.00%      $ 37,609       6.00%
                                                             ========      =====       =======      ====       ========      =====

Tier 1 Capital (to Average Assets) (1)
   Consolidated (2) ...................................      $ 92,472       7.09%      $52,143      4.00%           N/A        N/A
                                                             ========      =====       =======      ====       ========      =====
   Bank Only (2) ......................................      $ 97,500       7.48%      $52,140      4.00%      $ 65,175       5.00%
                                                             ========      =====       =======      ====       ========      =====


         (1) Refers to quarterly average assets as calculated by bank regulatory agencies.

         (2)      Restated


Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Bank's regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

15.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company's subsidiaries. For the year ended December 31, 2003, 36,690 shares were sold under this plan at an average price of $17.27 per share, reflective of other trades at the time of each sale. For the year ended December 31, 2002, 37,374 shares were sold under this plan at an average price of $14.98 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 2003, 221,800 shares of common stock were purchased under this plan at a cost of $3.8 million. During 2002, 278,210 shares of common stock were purchased under this plan at a cost of $4.2 million.

16.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

                                                                            Years Ended December 31,
                                                                       ---------------------------------
                                                                        2003        2002           2001
                                                                       ------      -------       -------
Current tax provision ...........................................      $2,208      $ 2,854       $ 3,728
Deferred tax expense (benefit) ..................................         374         (671)         (204)
                                                                       ------      -------       -------
Provision for tax expense charged to operations .................      $2,582      $ 2,183       $ 3,524
                                                                       ======      =======       =======

The components of the net deferred tax liability as of December 31, 2003 and 2002 are summarized below (in thousands):

                                                                         Assets        Liabilities
                                                                       ----------       ----------
Allowance for losses on OREO ....................................      $       72       $
Allowance for loan losses .......................................           2,181
Retirement and other benefit plans ..............................             121
Unrealized gains on securities available for sale ...............                           (3,289)
Premises and equipment ..........................................                             (536)
FHLB Dallas stock dividends .....................................                           (1,716)
Alternative minimum tax credit ..................................           1,353
Minimum pension liability .......................................             155
Other ...........................................................             108
                                                                       ----------       ----------
   Gross deferred tax assets (liabilities) ......................           3,990           (5,541)
                                                                       ----------       ----------

      Net deferred tax liability at December 31, 2003 ...........                       $   (1,551)
                                                                                        ==========

                                                                         Assets        Liabilities
                                                                       ----------       ----------
Allowance for losses on OREO ....................................      $       67       $
Allowance for loan losses .......................................           2,106
Retirement and other benefit plans ..............................             810
Unrealized gains on securities available for sale ...............                           (4,792)
Premises and equipment ..........................................                             (450)
FHLB Dallas stock dividends .....................................                           (1,544)
Minimum pension liability (1) ...................................           1,066
Other ...........................................................              57
                                                                       ----------       ----------
   Gross deferred tax assets (liabilities) ......................           4,106           (6,786)
                                                                       ----------       ----------

      Net deferred tax liability at December 31, 2002 ...........                       $   (2,680)
                                                                                        ==========

(1)  Restated

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

                                                                            Years Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                           2003                       2002                        2001
                                                   --------------------        --------------------        --------------------
                                                                 Percent                     Percent                     Percent
                                                                   of                          of                         of
                                                                 Pre-Tax                     Pre-Tax                     Pre-Tax
                                                   Amount        Income        Amount        Income        Amount        Income
                                                   -------       ------        -------       ------        -------       ------
Calculated Tax Expense ......................      $ 5,490         34.0%       $ 5,273         34.0%       $ 5,525         34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest .........................       (2,876)       (17.8%)       (3,135)       (20.2%)       (2,417)       (14.9%)

Other Net ...................................          (32)        (0.2%)           45          0.3%           416          2.6%
                                                   -------       ------        -------       ------        -------       ------

Provision for Tax Expense Charged to
   Operations ...............................      $ 2,582         16.0%       $ 2,183         14.1%       $ 3,524         21.7%
                                                   =======       ======        =======       ======        =======       ======

17.  COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company buys and sells securities. At December 31, 2003 and 2002, the Company had recorded in its balance sheet commitments to purchase $1.7 million and $5.3 million in securities, respectively.

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

18.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Company is a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of its customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss the Company has in these particular classes of financial instruments.

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

The Company had outstanding unused commitments to extend credit of $57.3 million and $55.4 million at December 31, 2003 and 2002, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at December 31, 2003 and 2002 were $8.8 million and $8.3 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $.9 million and $1.1 million at December 31, 2003 and 2002, respectively. The scheduled maturities of unused commitments are presented below as of December 31, 2003 and 2002.

                                                  December 31,
                                              --------------------
                                                2003         2002
                                              -------      -------
                                                 (in thousands)
Unused commitments:
   Due in one year or less .............      $23,473      $33,016
   Due after one year ..................       33,812       22,401
                                              -------      -------
      Total ............................      $57,285      $55,417
                                              =======      =======

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

19.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company's market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company's business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 44.6% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The mortgage-backed securities held by the Company consist almost exclusively of government agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by Government Sponsored Entities FNMA or Freddie Mac.

20.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers of the registrant and directors of the registrant and Southside Bank and their affiliates for the years ended December 31, 2003 and 2002 were (in thousands):

                                            2003         2002
                                         -------       -------
Beginning Balance of Loans ........      $ 3,496       $ 3,797
  Additional Loans ................        2,341         1,613
  Payments ........................       (1,575)       (1,914)
                                         -------       -------

Ending Balance of Loans ...........      $ 4,262       $ 3,496
                                         =======       =======

The Company incurred legal costs of $232,000, $202,000 and $145,000 during the years ended December 31, 2003, 2002 and 2001, respectively, from a law firm of which a director of the Company is a partner. The Company paid approximately $125,000, $117,000 and $88,000 in insurance premiums during the years ended December 31, 2003, 2002 and 2001, respectively, to a company of which a director has a related interest.

21.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Commitments to extend credit: The amounts of commitments to extend credit are a reasonable estimate of those assets' fair value.

         FHLB advances: The fair value of these advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Junior subordinated debentures and junior subordinated convertible debentures: Fair values for these securities are based on quoted market prices.

         Long-term debt: The carrying amount for long-term debt is a reasonable estimate of the debts' fair value due to the fact the debt floats based on LIBOR and resets quarterly.

The following table presents the Company's assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

                                                         At December 31, 2003       At  December 31, 2002
                                                       -----------------------     -----------------------
                                                       Carrying                    Carrying
                                                        Amount      Fair Value      Amount      Fair Value
                                                       --------     ----------     --------     ----------
                                                                         (in thousands)
Financial assets:
   Cash and due from banks ......................      $ 47,223      $ 47,223      $ 49,607      $ 49,607
Investment securities:
     Available for sale .........................       144,876       144,876       151,509       151,509
Mortgage-backed and related securities:
     Available for sale .........................       584,581       584,581       489,015       489,015
     Held to maturity ...........................         6,382         6,365            --            --
Marketable equity securities:
     Available for sale .........................        23,670        23,670        22,391        22,391
Loans, net of allowance .........................       582,721       602,835       564,265       588,781
Loans held for sale .............................         3,319         3,319        11,781        11,781

Financial liabilities:
   Retail deposits ..............................      $872,529      $832,539      $814,486      $797,024
   Federal funds purchased ......................         3,525         3,525        15,850        15,850
   FHLB Dallas advances .........................       444,683       449,980       384,562       397,194
   Junior subordinated convertible
    debentures ..................................            --            --        14,225        24,098
   Junior subordinated debentures ...............            --            --        20,000        20,700
   Long-term debt ...............................        20,619        20,619            --            --

Off-balance sheet liabilities:
   Commitments to extend credit .................            --        49,402            --        47,928
   Credit card arrangements .....................            --         7,883            --         7,489

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

22.   QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)
      (in thousands, except per share data)


                                                                                       2003
                                                             ----------------------------------------------------------
                                                               Fourth          Third          Second           First
                                                              Quarter         Quarter         Quarter         Quarter
                                                             ----------      ----------      ----------      ----------
Interest income .......................................      $   15,281      $   14,608      $   15,437      $   15,674
Net interest income ...................................           8,726           7,289           7,874           7,459
Income before provision for income taxes ..............           4,972           3,103           4,017           4,054
Provision for income taxes ............................             942             353             590             697
Net income ............................................           4,030           2,750           3,427           3,357

Earnings per share
    Basic: ............................................      $     0.43      $     0.30      $     0.39      $     0.38
    Diluted: ..........................................      $     0.37      $     0.26      $     0.33      $     0.32

                                                                                       2002
                                                             ----------------------------------------------------------
                                                               Fourth          Third          Second           First
                                                              Quarter         Quarter         Quarter         Quarter
                                                             ----------      ----------      ----------      ----------
Interest income .......................................      $   16,500      $   17,723      $   17,509      $   17,509
Net interest income ...................................           7,746           8,633           8,441           8,037
Income before provision for income taxes ..............           3,442           5,092           3,910           3,064
Provision for income taxes ............................             388             948             549             298
Net income ............................................           3,054           4,144           3,361           2,766

Earnings per share
    Basic: ............................................      $     0.35      $     0.48      $     0.38      $     0.32
    Diluted: ..........................................      $     0.30      $     0.39      $     0.32      $     0.27

23.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows: (in thousands)

CONDENSED BALANCE SHEETS

                                                                       December 31,        December 31,
ASSETS                                                                     2003                2002
                                                                       -------------       -------------
                                                                                             (Restated)
Cash and due from banks .........................................      $       3,228       $       5,282
Investment in bank subsidiary at equity in
   underlying net assets ........................................            116,270             107,002
Investment in nonbank subsidiary at equity in
   underlying net assets ........................................                634                  15
Other assets ....................................................                908               2,270
                                                                       -------------       -------------

        TOTAL ASSETS ............................................      $     121,040       $     114,569
                                                                       =============       =============

LIABILITIES

Junior subordinated convertible debentures ......................      $          --       $      14,225
Junior subordinated debentures ..................................                 --              20,000
Long-term debt ..................................................             20,619                  --
Other liabilities ...............................................                 35                  22
                                                                       -------------       -------------

        TOTAL LIABILITIES .......................................             20,654              34,247
                                                                       -------------       -------------

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:
11,779,467 and 9,557,598 shares issued) .........................             14,724              11,947
Paid-in capital .................................................             63,144              44,050
Retained earnings ...............................................             32,979              29,805
Treasury stock (1,420,587 and 1,198,787 shares at cost) .........            (16,544)            (12,714)
Accumulated other comprehensive income ..........................              6,083               7,234
                                                                       -------------       -------------

        TOTAL SHAREHOLDERS' EQUITY ..............................            100,386              80,322
                                                                       -------------       -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............      $     121,040       $     114,569
                                                                       =============       =============

CONDENSED STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                              2003           2002           2001
                                                                            --------       --------       --------
INCOME                                                                                   (in thousands)
Dividends from subsidiary ............................................      $  6,000       $  7,250       $  6,000
                                                                            --------       --------       --------
     TOTAL INCOME ....................................................         6,000          7,250          6,000
                                                                            --------       --------       --------

EXPENSE

Interest expense .....................................................         2,407          3,034          3,183
Salaries and employee benefits .......................................            --            100              1
Amortization .........................................................           990             68             81
Other ................................................................           591            477            400
                                                                            --------       --------       --------
     TOTAL EXPENSE ...................................................         3,988          3,679          3,665
                                                                            --------       --------       --------

Income before federal income tax expense .............................         2,012          3,571          2,335
Benefit for federal income tax expense ...............................         1,356          1,251          1,246
                                                                            --------       --------       --------
Income before equity in undistributed earnings of subsidiaries .......         3,368          4,822          3,581
Equity in undistributed earnings of subsidiaries .....................        10,196          8,503          8,150
                                                                            --------       --------       --------
     NET INCOME ......................................................      $ 13,564       $ 13,325       $ 11,731
                                                                            ========       ========       ========

CONDENSED STATEMENTS OF CASH FLOW

                                                                                   Years Ended December 31,
                                                                            --------------------------------------
                                                                              2003           2002           2001
                                                                            --------       --------       --------
                                                                                         (in thousands)
OPERATING ACTIVITIES:
  Net Income .........................................................      $ 13,564       $ 13,325       $ 11,731
  Adjustments to reconcile net income
  to cash provided by operations:
    Equity in undistributed earnings of subsidiaries .................       (10,196)        (8,503)        (8,150)
    Decrease (increase) in other assets ..............................         1,362             82            (82)
    Increase (decrease) in other liabilities .........................            13            (31)           (93)
                                                                            --------       --------       --------
         Net cash provided by operating activities ...................         4,743          4,873          3,406

INVESTING ACTIVITIES:
  Investments in subsidiaries ........................................          (619)            --             --
                                                                            --------       --------       --------
         Net cash used in investing activities .......................          (619)            --             --

FINANCING ACTIVITIES:
  Purchase of common stock ...........................................        (3,830)        (4,203)        (3,154)
  Proceeds from issuance of common stock .............................        14,454          3,695            895
  Dividends paid .....................................................        (3,196)        (2,646)        (1,890)
  Proceeds from issuance of long-term debt ...........................        20,619             --             --
  Repayment of junior subordinated debentures ........................       (20,000)            --             --
  Net decrease in junior subordinated convertible debentures .........       (14,225)        (2,725)            --
                                                                            --------       --------       --------
    Net cash used in financing activities ............................        (6,178)        (5,879)        (4,149)

  Net decrease in cash and cash equivalents ..........................        (2,054)        (1,006)          (743)
  Cash and cash equivalents at beginning of year .....................         5,282          6,288          7,031
                                                                            --------       --------       --------

  Cash and cash equivalents at end of year ...........................      $  3,228       $  5,282       $  6,288
                                                                            ========       ========       ========

                               INDEX TO EXHIBITS

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

       4.9-            Form of 8.75% Convertible Subordinated Debenture (included as an exhibit to the
                       Form of Indenture filed as Exhibit 4.9 to the Registrant's Form S-2 filed with the
                       Securities and Exchange Commission on October 13, 2000, and incorporated herein by reference).

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

**     10 (e)      -   Form of Deferred Compensation Agreements dated June 30, 1994 with Andy Wall as amended November 13, 1995.  (filed as Exhibit 10(e) to the Registrant's
                       Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

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

**     10 (g)     -    Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as
                       Exhibit 10(g) to the Registrant's Form 10-Q for the quarter ended June 30,
                       2001, and incorporated herein by reference).

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