Form 10-Q
period 2004-03-31
SOUTHSIDE BANCSHARES INC
filed 2004-05-07
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to _______

Commission file number 0-12247

SOUTHSIDE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1848732

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 S. Beckham, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

903-531-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No (   ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X). No (   ).

The number of shares outstanding of each of the issuer’s classes of capital stock as of April 30, 2004 was 10,427,157 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2004 compared to March 31, 2003
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASER OF EQUITY SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2004	2003
ASSETS
Cash and due from banks	$39,151	$47,223
Federal funds sold	8,600	—
Investment securities:
Available for sale	119,830	144,876
Mortgage-backed and related securities:
Available for sale	581,625	584,581
Held to maturity	49,743	6,382
Marketable equity securities:
Available for sale	23,757	23,670
Loans held for sale	4,834	3,319
Loans:
Loans, net of unearned discount	594,296	589,135
Less: allowance for loan losses	(6,438)	(6,414)

Net Loans	587,858	582,721
Premises and equipment, net	30,597	30,629
Interest receivable	7,823	8,433
Other assets	22,261	23,118

TOTAL ASSETS	$1,476,079	$1,454,952

LIABILITIES AND SHAREHOLDERS’EQUITY
Deposits:
Noninterest bearing	$240,296	$229,649
Interest bearing	645,577	642,880

Total Deposits	885,873	872,529
Short-term obligations:
Federal funds purchased	—	3,525
FHLB Dallas advances	166,797	192,608
Other obligations	2,500	2,598

Total Short-term obligations	169,297	198,731
Long-term obligations:
FHLB Dallas advances	275,052	252,075
Long-term debt	20,619	20,619

Total Long-term obligations	295,671	272,694
Deferred tax liability	2,138	1,551
Other liabilities	17,026	9,061

TOTAL LIABILITIES	1,370,005	1,354,566

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 11,835,743 and 11,779,467 shares issued)	14,795	14,724
Paid-in capital	63,679	63,144
Retained earnings	36,434	32,979
Treasury stock (1,420,587 shares at cost)	(16,544)	(16,544)
Accumulated other comprehensive income	7,710	6,083

TOTAL SHAREHOLDERS’ EQUITY	106,074	100,386

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,476,079	$1,454,952

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2004	2003
Interest income
Loans	$8,503	$9,018
Investment securities	1,260	1,305
Mortgage-backed and related securities	6,054	5,187
Marketable equity securities	106	150
Other interest earning assets	22	14

Total interest income	15,945	15,674
Interest expense
Deposits	2,382	3,499
Short-term obligations	1,397	1,534
Long-term obligations	2,645	3,182

Total interest expense	6,424	8,215

Net interest income	9,521	7,459
Provision for loan losses	225	529

Net interest income after provision for loan losses	9,296	6,930

Noninterest income
Deposit services	3,389	2,977
Gain on sale of securities available for sale	1,817	2,191
Gain on sale of loans	434	675
Trust income	277	231
Bank owned life insurance income	197	191
Other	358	304

Total noninterest income	6,472	6,569

Noninterest expense
Salaries and employee benefits	6,498	5,919
Net occupancy expense	1,006	973
Equipment expense	173	173
Advertising, travel and entertainment	503	484
ATM and bank analysis fees	254	212
Supplies	145	145
Professional fees	244	206
Postage	138	136
Other	1,106	1,197

Total noninterest expense	10,067	9,445

Income before federal tax expense	5,701	4,054
Provision for federal tax expense	1,206	697

Net Income	$4,495	$3,357

Earnings per common share - basic	$0.43	$0.38

Earnings per common share - diluted	$0.41	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid-in	Retained	Treasury	Income	holders’
(in thousands, except share amounts)	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2003	$	$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	4,495			4,495			4,495
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment (see Note 4)	1,627					1,627	1,627

Comprehensive income	$6,122

Common stock issued (56,276 shares)		71	399				470
Dividends paid on common stock				(1,040)			(1,040)
Tax benefit of incentive stock options			136				136

Balance at March 31, 2004		$14,795	$63,679	$36,434	$(16,544)	$7,710	$106,074

Balance at December 31, 2002 (1)	$	$11,947	$44,050	$29,805	$(12,714)	$7,234	$80,322
Net Income	3,357			3,357			3,357
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 4)	(895)					(895)	(895)

Comprehensive income	$2,462

Common stock issued (87,165 shares)		109	471				580
Dividends paid on common stock				(673)			(673)
Purchase of 31,300 shares of common stock					(543)		(543)
Tax benefit of incentive stock options			74				74

Balance at March 31, 2003		$12,056	$44,595	$32,489	$(13,257)	$6,339	$82,222

(1) Restated

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$4,495	$3,357
Adjustments to reconcile net cash provided by operations:
Depreciation	578	587
Amortization of premium	2,568	3,040
Accretion of discount and loan fees	(109)	(110)
Provision for loan losses	225	529
Tax benefit of incentive stock options	136	74
Decrease in interest receivable	610	1,205
Decrease (increase) in other assets	940	(15,163)
Increase in deferred tax asset	(250)	(353)
Decrease in interest payable	(23)	(232)
Increase in other liabilities	7,890	16,973
(Increase) decrease in loans held for sale	(1,515)	6,833
Gain on sale of available for sale securities	(1,817)	(2,191)
Gain on sale of assets	(6)	(4)
Impairment of other real estate owned	—	62
Gain on sale of other real estate owned	(19)	—

Net cash provided by operating activities	13,703	14,607
INVESTING ACTIVITIES:
Net increase in federal funds sold	(8,600)	(10,525)
Proceeds from sales of investment securities available for sale	30,592	39,773
Proceeds from sales of mortgage-backed securities available for sale	76,858	104,551
Proceeds from maturities of investment securities available for sale	12,115	28,165
Proceeds from maturities of mortgage-backed securities available for sale	34,960	61,653
Proceeds from maturities of mortgage-backed securities held to maturity	876	—
Purchases of investment securities available for sale	(16,398)	(27,641)
Purchases of mortgage-backed securities available for sale	(152,540)	(173,066)
Purchases of marketable equity securities available for sale	(87)	(154)
Net (increase) decrease in loans	(5,665)	1,392
Purchases of premises and equipment	(552)	(418)
Proceeds from sale of premises and equipment	12	6
Proceeds from sale of other real estate owned	136	—
Proceeds from sale of repossessed assets	103	186

Net cash (used in) provided by investing activities	(28,190)	23,922

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$17,374	$15,065
Net decrease in certificates of deposit	(4,030)	(4,166)
Net decrease in federal funds purchased	(3,525)	(15,850)
Net decrease in FHLB Dallas advances	(2,834)	(35,015)
Net decrease in junior subordinated convertible debentures	—	(302)
Proceeds from the issuance of common stock	470	580
Purchase of common stock	—	(543)
Dividends paid	(1,040)	(673)

Net cash provided by (used in) financing activities	6,415	(40,904)
Net decrease in cash and cash equivalents	(8,072)	(2,375)
Cash and cash equivalents at beginning of period	47,223	49,607

Cash and cash equivalents at end of period	$39,151	$47,232

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$6,447	$8,447
Income taxes paid	$550	$100
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$303	$393
Transfer of available for sale securities to held to maturity securities	$44,352	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flow and notes to the financial statements for the three month periods ended March 31, 2004 and 2003 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2. Financial Statement Restatement for 2002

Certain financial statement components for the year ended December 31, 2002 were restated. It is important to note, the restatement entries described below completely reversed in the financial statements for the year ended December 31, 2003. It is also important to note, net income and earnings per share did not change for any of the periods presented.

During the preparation of the Form 10-K for December 31, 2003, the Company discovered, while reviewing retirement plan workpapers, that a minimum pension plan liability adjustment that should have been reflected on the balance sheet as of December 31, 2002 was inadvertently overlooked. The oversight occurred due in part to the fact that the Company, historically, had not had a minimum pension plan liability adjustment in its defined benefit plan. The entries required for 2002 completely reversed as the minimum pension plan liability adjustment reversed to zero as of December 31, 2003.

The net effect of the entries required, increased other liabilities; decreased deferred tax liability and decreased shareholders’ equity due to the minimum pension liability adjustment entry to accumulated other comprehensive income.

A summary of the adjustments made and their effect on the financial statements is presented below:

	As of and for the first quarter then ended
	March 31, 2003
	(dollars in thousands)
	As Originally
	Stated	Restated
Deferred tax liability	$2,817	$1,866
Other liabilities	$28,506	$31,302
Total Liabilities	$1,242,678	$1,244,523
Accumulated other comprehensive income	$8,184	$6,339
Total Shareholders’ Equity	$84,067	$82,222

	As of and for the year then ended
	December 31, 2002
	(dollars in thousands)
	As Originally
	Stated	Restated
Deferred tax liability	$3,631	$2,680
Other liabilities	$11,765	$14,561
Total Liabilities	$1,267,019	$1,268,864
Accumulated other comprehensive income	$9,079	$7,234
Total Shareholders’ Equity	$82,167	$80,322
Comprehensive Income	$16,553	$14,708

3. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic Earnings and Shares:
Net income	$4,495	$3,357

Weighted-average basic shares outstanding	10,388	8,799

Basic Earnings Per Share:
Net income	$0.43	$0.38

Diluted Earnings and Shares:
Net income	$4,495	$3,357
Add: Applicable dividend on convertible debentures	—	201

Adjusted net income	$4,495	$3,558

Weighted-average basic shares outstanding	10,388	8,799
Add: Stock options	627	654
Convertible debentures	—	1,638

Weighted-average diluted shares outstanding	11,015	11,091

Diluted Earnings Per Share:
Net income	$0.41	$0.32

For the quarters ended March 31, 2004 and 2003, there were no antidilutive shares.

4. Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$4,282	$(1,456)	$2,826
Less: reclassification adjustment for gains included in net income	1,817	(618)	1,199

Net unrealized gains on securities	2,465	(838)	1,627

Other comprehensive income	$2,465	$(838)	$1,627

	Three Months Ended March 31, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$835	$(284)	$551
Less: reclassification adjustment for gains included in net income	2,191	(745)	1,446

Net unrealized losses on securities	(1,356)	461	(895)

Other comprehensive loss	$(1,356)	$461	$(895)

5. Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		Restoration Benefits
	2004	2003	2004	2003
Service cost	$399	$349	$12	$11
Interest cost	438	402	25	24
Expected return on assets	(444)	(335)	N/A	N/A
Transition (asset) obligation recognition	—	(12)	1	1
Net loss recognition	107	102	26	23
Prior service cost amortization	—	—	—	—

Net periodic benefit cost	$500	$506	$64	$59

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4.0 million to its defined benefit plan and $64,000 to its nonfunded supplemental retirement plan (“restoration plan”) in 2004. The Company presently anticipates contributing an additional $10,000 to fund its restoration plan in 2004 for a total of $74,000. As of March 31, 2004, no contributions have been made to the defined benefit plan. As of March 31, 2004, $19,000 of contributions were made to the restoration plan.

6. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the Plan”), a stock-based incentive compensation plan. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS 123 and FAS 148.

Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Awards may be granted to selected employees and directors of the Company or any subsidiary. At March 31, 2004 and 2003, there were no stock options available for grant.

The Plan provides that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of grant. There were no incentive stock options granted in the first quarter of 2004. There were 28,875 incentive stock options granted in 2003. These stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company’s stock options as of March 31, 2004 and 2003 and the changes during the quarter ended on those dates is presented below:

	2004		2003
		Weighted		Weighted
	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices
Outstanding at beginning of the period	984,744	$6.42	1,102,304	$5.98
Granted	—	—	28,875	$15.33
Exercised	(46,670)	$6.17	(47,681)	$3.34
Forfeited	—	—	(4,279)	$6.33
Expired	—	—	—	—
Outstanding at end of period	938,074	$6.43	1,079,219	$6.35
Exercisable at end of period	756,345	$6.14	751,032	$5.90
Weighted-average FV of options granted during the period	N/A		$4.91

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$3.88 to $6.38	617,089	4.0	$5.74	495,362	$5.58
$6.91 to $15.33	320,985	5.3	$7.76	260,983	$7.22

$3.88 to $15.33	938,074	4.5	$6.43	756,345	$6.14

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company’s net income and net income per common share for the three month periods ending March 31, 2004 and 2003 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended March 31,
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma
	2004	2004	2003	2003
FAS 123 Charge	$—	$31	$—	$40
Net Income	$4,495	$4,464	$3,357	$3,317
Net Income per Common Share-Basic	$0.43	$0.43	$0.38	$0.38
Net Income per Common Share-Diluted	$0.41	$0.41	$0.32	$0.32

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

7. Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003.

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exist between the Company and the issuing trust entity. As a result of adopting FIN 46 on December 31, 2003, the Company did not restate its prior period consolidated financial statements. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. If, as of March 31, 2004, the Company was not permitted to include a portion of the $20.0 million in trust preferred securities issued by Southside

Statutory Trust III in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of March 31, 2004, the Company has disclosed the required elements related to its defined benefit pension plan in Note 5 of the consolidated financial statements.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

8. Commitments and Contingencies

In the normal course of business the Company buys and sells securities. At March 31, 2004 and December 31, 2003 the Company had recorded in its balance sheet commitments to purchase $8.4 million and $1.7 million in securities, respectively.

The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2004 compared to March 31, 2003.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the “Company”), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest report on Form 10-K.

The Company reported an increase in net income for the three months ended March 31, 2004 compared to the same period in 2003. Net income for the three months ended March 31, 2004 was $4.5 million compared to $3.4 million for the same period in 2003.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, economic or other disruptions caused by military actions in Iraq, Afghanistan or other areas, changes in the interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

Allowance for Losses on Loans. The allowance for losses on loans represents management’s best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. An internal loan review officer from the Company is responsible for an ongoing review of the Company’s entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

In addition to maintaining an ongoing review of the loan portfolio, the internal loan review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the amount of nonspecifically allocated allowance necessary, in addition to the portion which is specifically allocated by loan. The internal loan review officer also uses the loan portfolio data collected to determine the allocation of the allowance for loan loss appropriate for the risk in each of the Company’s major loan categories.

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

As of March 31, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.4 million is adequate to cover probable losses in the portfolio.

Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including available for sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United Sates require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Retirement Plan. The plan obligations and related assets of the defined benefit retirement plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At March 31, 2004, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.25%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%. At March 31, 2003, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.5%; long-term rate of return on plan assets 9.0%; and assumed salary increases 4.5%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the “FHLB”) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers and increased interest rate risk. The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company’s equity capital significantly.

The Company will attempt to adopt a balance sheet strategy going forward to gradually reduce the securities portfolio as a percentage of earning assets assuming adequate quality loan growth is available in the Company’s market area. If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then additional securities will be purchased. During the first quarter ended March 31, 2004, sufficient quality loan growth was not available at a market price the Company was willing to accept. As a result, the securities portfolio as a percentage of total assets increased slightly to 52.5% at March 31, 2004 from 52.2% at December 31, 2003. On the liability side, the Company will continue to utilize a combination of advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as Asset Liability Committee (ALCO) objectives. During the 2003 and 2004 low interest rate environment, long-term deposits necessary to balance ALCO objectives, as a result of long-term assets added to the balance sheet, have not been available in the Company’s market area at a market price the Company was willing to accept. As a result, FHLB borrowings as a percentage of deposits increased to 51.0% at December 31, 2003 from 47.2% at December 31, 2002. This percentage has decreased slightly from December 31, 2003, to 49.9% at March 31, 2004. The intended net result of the overall balance sheet strategy is to increase the Company’s net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company’s determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

Net Interest Income

Net interest income for the three months ended March 31, 2004 was $9.5 million, an increase of $2.1 million or 27.6% when compared to the same period in 2003. Average interest earning assets increased $123.0 million or 10.2%, while the net interest spread increased from 2.30% at March 31, 2003 to 2.75% at March 31, 2004 and the net margin increased from 2.80% at March 31, 2003 to 3.17% at March 31, 2004. Net interest income increased as a result of increases in the Company’s net interest margin and spread during the first quarter of 2004 when compared to the same period in 2003, which was due in large part to decreased prepayments on the Company’s mortgage-backed securities, lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits and FHLB advances. Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities which could influence the Company’s net interest margin and spread during the coming quarters.

During the three months ended March 31, 2004, average loans, funded primarily by the growth in average deposits, increased $19.5 million or 3.42%, compared to the same period in 2003. The average yield on loans decreased from 6.64% at March 31, 2003 to 6.13% at March 31, 2004 reflective of an overall decrease in interest rates. As interest rates declined, especially short-term interest rates, loan customers increasingly requested floating rate loans, which lowered the overall yield on loans. In addition, the Company has experienced a number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The recent increase in interest rates during the second quarter of 2004 may reduce some of these requests. The decrease in interest income on loans of $515,000 or 5.7% was the result of the decrease in interest rates partially offset by the increase in average loans. During the first three months ended March 31, 2004, loans, net of unearned discount, increased $5.2 million or 0.9% when compared to the year ended December 31, 2003 primarily as a result of an increase in municipal loans.

Average investment and mortgage-backed securities increased $100.4 million or 16.6% for the three months ended March 31, 2004 when compared to the same period in 2003. This increase was funded by the increase in average deposits and average FHLB Dallas advances. The overall yield on average securities decreased to 4.42% during the three months ended March 31, 2004 from 4.65% during the same period in 2003. This decrease is reflective of overall lower interest rates, significantly increased prepayment speeds on mortgage-backed securities which led to significantly increased amortization expense and a restructuring of a portion of the securities portfolio in an effort to reposition some of the mortgage-backed securities coupons in an attempt to reduce prepayments. Interest income from investment and mortgage-backed securities increased $822,000 or 12.7% compared to the same period in 2003 due to the increase in average balances which was partially offset by the decrease in the overall yield.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $36,000 or 22.0% for the three months ended March 31, 2004 when compared to 2003 as a result of the decrease in the average yield from 2.47% in 2003 to 1.54% at March 31, 2004, due to lower interest rates, which were partially offset by an increase in the average balance.

Total interest expense decreased $1.8 million or 21.8% to $6.4 million during the three months ended March 31, 2004 as compared to $8.2 million during the same period in 2003. The decrease was attributable to lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits and FHLB Dallas advances, partially offset by an increase in average interest bearing liabilities of $68.8 million or 6.7%. The average yield on interest bearing liabilities decreased from 3.25% at March 31, 2003 to 2.36% at March 31, 2004.

Average interest bearing deposits increased $21.9 million or 3.5% while the average rate paid decreased from 2.26% at March 31, 2003 to 1.48% at March 31, 2004. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, increased $23.7 million or 16.7% as compared to the same period in 2003 primarily as a result of the increase in securities during the first quarter of 2004. Interest expense associated with short-term interest bearing liabilities decreased $137,000 or 8.9% and the average rate paid decreased 99 basis points for the three month period ended March 31, 2004 when compared to the same period in 2003. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $36.7 million or 16.4% during the three months ended March 31, 2004 to $260.0 million as compared to $223.3 million at March 31, 2003. Interest expense associated with long-term FHLB Dallas advances decreased $21,000 or 0.9% and the average rate paid decreased 69 basis points for the three months ended March 31, 2004 when compared to the same period in 2003. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures (the “Cumulative Convertible Trust Preferred Securities”) decreased $14.2 million or 100.0% from March 31, 2003 to March 31, 2004. Interest expense decreased $305,000 or 100% as a result of the decrease in the average balance. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company, redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other Convertible Trust Preferred securities were converted into shares of the Company’s common stock.

Average long-term junior subordinated debentures (the “Cumulative Trust Preferred Securities”) decreased $20.0 million or 100.0% from March 31, 2003 to March 31, 2004. Interest expense decreased $425,000 or 100% due to the decrease in average balance. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the first quarter of 2004 and should provide a better match for the overall interest rate sensitivity position of the Company.

Average long-term debt increased $20.6 million from March 31, 2003 to March 31, 2004 to reflect the issuance of the trust preferred securities in the third quarter of 2003. Interest expense increased $214,000 or 100%. The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exist between the Company and the issuing trust entity.

RESULTS OF OPERATIONS

     The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Three Months Ended
	March 31, 2004			March 31, 2003
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$590,166	$8,988	6.13%	$570,654	$9,347	6.64%
Loans Held For Sale	2,376	40	6.77%	5,906	94	6.45%
Securities:
Inv. Sec. (Taxable)(4)	48,868	230	1.89%	38,841	204	2.13%
Inv. Sec. (Tax-Exempt)(3)(4)	85,513	1,485	6.98%	85,657	1,570	7.43%
Mortgage-backed Sec.(4)	572,532	6,054	4.25%	481,967	5,187	4.36%
Marketable Equity Sec	23,671	106	1.80%	22,531	150	2.70%
Interest Earning Deposits	535	1	0.75%	649	3	1.87%
Federal Funds Sold	9,265	21	0.91%	3,761	11	1.19%

Total Interest Earning Assets	1,332,926	16,925	5.11%	1,209,966	16,566	5.55%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	38,993			37,479
Bank Premises and Equipment	30,565			30,042
Other Assets	42,833			46,079
Less: Allowance for Loan Loss	(6,371)			(6,360)

Total Assets	$1,438,946			$1,317,206

LIABILITIES
INTEREST BEARING LIABILITIES:
Savings Deposits	$46,352	$46	0.40%	$39,854	$118	1.20%
Time Deposits	321,037	1,985	2.49%	344,481	2,762	3.25%
Interest Bearing Demand Deposits	281,777	351	0.50%	242,893	619	1.03%
Short-term Interest Bearing Liabilities	165,671	1,397	3.39%	141,935	1,534	4.38%
Long-term Interest Bearing Liabilities – FHLB Dallas	260,033	2,431	3.76%	223,347	2,452	4.45%
Long-term Junior Subordinated Convertible Debentures (5)	—	—	—	14,151	305	8.74%
Long-term Junior Subordinated Debentures (6)	—	—	—	20,000	425	8.62%
Long-term Debt (7)	20,619	214	4.10%	—	—	—

Total Interest Bearing Liabilities	1,095,489	6,424	2.36%	1,026,661	8,215	3.25%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	229,096			192,156
Other Liabilities	9,564			16,136

Total Liabilities	1,334,149			1,234,953
SHAREHOLDERS’ EQUITY	104,797			82,253

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,438,946			$1,317,206

NET INTEREST INCOME		$10,501			$8,351

NET YIELD ON AVERAGE EARNING ASSETS			3.17%			2.80%

NET INTEREST SPREAD			2.75%			2.30%

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $525 and $423 for the quarter ended March 31, 2004 and 2003.

(3)	Interest income includes taxable-equivalent adjustments of $455 and $469 for the quarter ended March 31, 2004 and 2003.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Southside Capital Trust II

(6)	Southside Capital Trust I

(7)	Southside Statutory Trust III

Note:	As of March 31, 2004 and 2003, loans totaling $1,301 and $2,351, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $6.5 million for the three months ended March 31, 2004 compared to $6.6 million for the same period in 2003. Deposit services income increased $412,000 or 13.8% for the three months ended March 31, 2004 compared to March 31, 2003. Deposit services income increased primarily as a direct result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in the pricing of deposit service charges during the third quarter ended September 30, 2003. Gain on sale of loans income decreased $241,000 or 35.7% to $434,000 for the three months ended March 31, 2004 from $675,000 for the same period in 2003 due to the decrease in mortgage loan refinancing the Company handled during the first three months of 2004 when compared to the same period in 2003. Trust income increased $46,000 or 19.9% for the three months ended March 31, 2004 when compared to the same period in 2003 due to growth experienced in the Trust department. Other noninterest income increased $54,000 or 17.8% for the three months ended March 31, 2004 primarily as a result of increases in other fee income, income from check sales and mastercard income. During the three months ended March 31, 2004, the Company had gains on the sale of securities of $1.8 million compared to $2.2 million for the same period in 2003. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio. During the first quarter, selected long duration municipal securities were sold to reduce the overall municipal securities portfolio to provide for municipal loan growth and to reduce the overall level of tax free income derived from the securities portfolio. Selected premium mortgage-backed securities were also sold in an effort to reposition a portion of the securities portfolio in an attempt to reduce prepayment exposure.

The market value of the AFS securities portfolio at March 31, 2004 was $725.2 million with a net unrealized gain on that date of $12.6 million. The net unrealized gain is comprised of $14.3 million in unrealized gains and $1.7 million in unrealized losses.

Noninterest Expense

Noninterest expense was $10.1 million for the three months ended March 31, 2004, compared to $9.4 million for the same period of 2003, representing an increase of $622,000 or 6.6%.

Salaries and employee benefits increased $579,000 or 9.8% during the three months ended March 31, 2004 when compared to the same period in 2003. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $112,000 or 2.3% as a result of bank growth and pay increases for the three months ended March 31, 2004 when compared to the same period in 2003. Retirement expense increased $79,000 or 12.7% for the three months ended March 31, 2004 when compared to the same period in 2003, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Retirement expense for 2004 increased due to the discount rate, increased funding required and the increasing numbers of participants. The Company has decreased the assumed long-term rate of return to 8.5% and the discount rate to 6.25%. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company’s rate of return on plan assets did not achieve an 8.5% return for the years ended December 31, 2002, 2001 and 2000. During 2003, the Company did achieve a return above the 8.5% assumed long-term rate of return. The Company will continue to evaluate the assumed long-term rate of return of 8.5% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense increased $387,000 or 77.4% for the three months ended March 31, 2004 when compared to the same period in 2003. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may continue to increase during 2004.

ATM and bank analysis fees increased $42,000 or 19.8% for the three months ended March 31, 2004 compared to the same period in 2003. The increase occurred primarily due to overall deposit and activity growth.

Professional fees increased $38,000 or 18.4% for the three months ended March 31, 2004 compared to the same period in 2003. The increase occurred primarily due to consulting fees associated with the Company’s internal and financial controls.

Other expense decreased $91,000 or 7.6% for the three months ended March 31, 2004 compared to the same period in 2003. The decrease occurred primarily due to decreases in losses in other real estate owned and other losses that were partially offset by increases in director fees and legal fees.

Income Taxes

     Income tax expense was $1.2 million for the three months ended March 31, 2004 compared to $697,000 for the three months ended March 31, 2003. The effective tax rate as a percentage of pre-tax income was 21.2% for the three months ended March 31, 2004 compared to 17.2% for the three months ended March 31, 2003. The increase in the effective tax rate and income tax expense for 2004 was due to the increase in taxable income as a percentage of total income for the three months ended March 31, 2004 when compared to March 31, 2003. The Company decreased its municipal securities portfolio the first quarter of 2004 and has further decreased it during the second quarter of 2004 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.0 million amortization expense during 2003 and the level of tax free income. The Company will not have the amortization expense in 2004 and has the ability to and is addressing the appropriate level of tax free income so as to not be in an alternative minimum tax position. Because management believes, based on this information, this is reversible in the future no valuation allowance is deemed necessary at this time.

Capital Resources

Total shareholders’ equity for the Company at March 31, 2004, was $106.1 million representing an increase of $5.7 million from December 31, 2003, and represented 7.2% of total assets at March 31, 2004 compared to 6.9% of total assets at December 31, 2003. Net income of $4.5 million was the major contributor to the increase in shareholders’ equity at March 31, 2004 along with an increase of $1.6 million in the accumulated other comprehensive income, the issuance of $470,000 in common stock (56,276 shares) through the Company’s incentive stock option and dividend reinvestment plans. Decreases to shareholders’ equity consisted of $1.0 million in dividends paid. The Company has a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The Company did not purchase any common stock during the quarter ended March 31, 2004. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements.

The Federal Reserve Deposit Insurance Act requires bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.

It is management’s intention to maintain the Company’s capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly. Regulatory authorities require that any dividend payments made by either the Company or Southside Bank not exceed earnings for that year.

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2004, these investments were 22.9% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. The Company has obtained a $12.3 million letter of credit from FHLB Dallas as collateral for a portion of the Company’s public funds deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. The ALCO closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, ALCO utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Company can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg counties. Substantially all of the Bank’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Municipal loans are made to municipalities and school districts throughout the state of Texas. Total average loans increased $19.5 million or 3.4% from the three months ended March 31, 2003 to March 31, 2004. The majority of the increase was in loans to municipalities and real estate loans. The increase in municipal loans is due to the Bank’s continued strong commitment in this area.

Loan Loss Experience and Allowance for Loan Losses

The loan loss allowance is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. Second, an internal loan review officer from the Company is responsible for an ongoing review of the Company’s entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis. Independent Bank Services, L.C., a partially owned subsidiary of the Bank, supplements the internal loan review officer’s process by performing additional loan reviews designed to achieve overall goals of penetration.

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

Industry experience shows that a portion of the Company’s loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company’s control, including, among other things, changes in market conditions affecting the value of properties and problems affecting the credit of the borrower. Management’s determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

As of March 31, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.4 million is adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2004, loan charge-offs were $266,000 and recoveries were $65,000, resulting in net charge-offs of $201,000. For the three months ended March 31, 2003, loan charge-offs were $334,000 and recoveries were $109,000, resulting in net charge-offs of $225,000. The necessary provision expense was estimated at $225,000 for the three months ended March 31, 2004.

Nonperforming Assets

Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned, repossessed assets and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at March 31, 2004 were $2.4 million, an increase of $128,000 or 5.6% from $2.3 million at December 31, 2003. From December 31, 2003 to March 31, 2004, nonaccrual loans decreased $246,000 or 15.9% to $1.3 million. Of the total at March 31, 2004, 36.5% are residential real estate loans, 9.3% are commercial real estate loans, 26.4% are commercial loans and 27.8% are loans to individuals. Other real estate owned increased $71,000 or 36.4% to $266,000 at March 31, 2004 from $195,000 at December 31, 2003. Of the total at March 31, 2004, 32.7% consist of residential dwellings, and 67.3% consist of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days past due or more increased $317,000 or 116.5% to $589,000. Of this $317,000 increase, $244,000 related to commercial real estate loans and $39,000 related to loans to individuals.

Expansion

The Company opened a full service grocery store branch in Bullard, Texas in Smith County late in the fourth quarter of 2003.

The Company plans to open a full service branch in Jacksonville, Texas in Cherokee County during 2004.

Accounting Pronouncements

See “Accounting Pronouncements” in Note 7 to the Company’s financial statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring the Company’s interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk. The Company’s ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of March 31, 2004, were within policy guidelines. Due to the level of interest rates at March 31, 2004, many interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on ALCO’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Adjustable rate student loans totaling $5.8 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,301,000, are not included in the loan totals. All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)

	Three Months Ending March 31,
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Fixed Rate Loans	$182,663	$81,730	$51,520	$32,604	$16,187	$97,061	$461,765	$484,631
	6.54%	6.62%	6.49%	6.34%	6.20%	5.35%	6.27%
Adjustable Rate Loans	39,072	8,861	13,688	16,406	9,335	48,702	136,064	136,064
	4.44%	4.47%	4.60%	4.46%	4.41%	4.42%	4.45%
Mortgage-backed Securities	257,031	120,460	80,346	56,298	41,879	75,354	631,368	632,738
	4.32%	4.29%	4.17%	3.97%	3.85%	3.99%	4.19%
Investments and Other Interest Earning Assets	34,355	1,082	4,222	557	2,013	110,508	152,737	152,737
	1.22%	8.10%	3.26%	7.24%	4.63%	5.54%	4.52%
Total Interest Earning Assets	$513,121	$212,133	$149,776	$105,865	$69,414	$331,625	$1,381,934	$1,406,170
	4.91%	5.21%	4.98%	4.79%	4.50%	4.97%	4.95%
Savings Deposits	$4,760	$2,380	$2,380	$2,380	$2,380	$33,326	$47,606	$45,067
	0.40%	0.40%	0.40%	0.40%	0.40%	0.40%	0.40%
NOW Deposits	31,868	5,143	5,143	5,143	5,143	72,009	124,449	117,579
	0.60%	0.11%	0.11%	0.11%	0.11%	0.11%	0.24%
Money Market Deposits	24,464	8,155	8,155	8,155	8,155	24,463	81,547	81,541
	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%
Platinum Money Market	51,702	5,539	5,539	5,539	5,539	—	73,858	74,947
	0.95%	0.95%	0.95%	0.95%	0.95%	—	0.95%
Certificates of Deposit	236,633	34,645	23,968	14,982	7,684	205	318,117	324,103
	1.91%	3.19%	4.49%	4.25%	3.36%	6.46%	2.39%
FHLB Dallas Advances	116,900	122,322	82,404	24,056	37,228	58,939	441,849	450,139
	2.91%	2.91%	3.13%	3.58%	5.08%	5.28%	3.49%
Other Borrowings	2,500	—	—	—	—	20,619	23,119	23,119
	0.78%	—	—	—	—	4.04%	3.69%
Total Interest Bearing Liabilities	$468,827	$178,184	$127,589	$60,255	$66,129	$209,561	$1,110,545	$1,116,495
	1.89%	2.69%	2.97%	2.71%	3.45%	2.08%	2.32%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%. At March 31, 2004, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the mortgage-backed securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At March 31, 2004, $631.4 million of mortgage-backed and related securities held by the Company were collateralized by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 60% of transaction accounts at March 31, 2004, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at March 31, 2004 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

In evaluating the Company’s exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report and concluded that the Company’s controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company’s business, results of operations or financial condition.

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASER OF EQUITY SECURITIES

Maximum
			(c) Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
	(a) Total	(b)	as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan (1)
January 1, 2004 – March 31, 2004	—	—	—	$2,000,000

Total	—	—	—	$2,000,000

(1)	During 2004, the Company approved the continuation of its stock repurchase plan, committing $2.0 million to repurchase common stock during 2004 with re-evaluation on a quarterly basis. During the first quarter of 2004, the Company did not purchase any shares of common stock.

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

(b) Reports on Form 8-K -

A current report on Form 8-K was filed with the Securities and Exchange Commission on January 22, 2004 with respect to a press release issued by the Company, on January 22, 2004 announcing its earnings for the fourth quarter and year ended December 31, 2003.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC. (Registrant)
BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE: May 7, 2004

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: May 7, 2004

Exhibit Index

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002