Form 10-Q
period 2004-06-30
SOUTHSIDE BANCSHARES INC
filed 2004-08-06
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ . No      .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ . No      .

The number of shares outstanding of each of the issuer’s classes of capital stock as of July 31, 2004 was 10,435,628 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Six months ended June 30, 2004 compared to June 30, 2003.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$42,757	$47,223
Federal funds sold	5,375	—
Investment securities:
Available for sale	111,362	144,876
Mortgage-backed and related securities:
Available for sale	407,224	584,581
Held to maturity	253,005	6,382
Marketable equity securities:
Available for sale	24,177	23,670
Loans held for sale	4,332	3,319
Loans:
Loans, net of unearned discount	606,998	589,135
Less: Allowance for loan losses	(6,673)	(6,414)

Net Loans	600,325	582,721
Premises and equipment, net	30,782	30,629
Interest receivable	8,683	8,433
Deferred tax asset	2,089	—
Other assets	25,669	23,118

TOTAL ASSETS	$1,515,780	$1,454,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$253,908	$229,649
Interest bearing	647,148	642,880

Total Deposits	901,056	872,529
Short-term obligations:
Federal funds purchased	—	3,525
FHLB Dallas advances	166,834	192,608
Other obligations	1,334	2,598

Total Short-term obligations	168,168	198,731
Long-term obligations:
FHLB Dallas advances	308,571	252,075
Long-term debt	20,619	20,619

Total Long-term obligations	329,190	272,694
Deferred tax liability	—	1,551
Other liabilities	17,946	9,061

TOTAL LIABILITIES	1,416,360	1,354,566

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 11,875,929 and 11,779,467 shares issued)	14,845	14,724
Paid-in capital	64,070	63,144
Retained earnings	39,064	32,979
Treasury stock (1,457,287 and 1,420,587 shares at cost)	(17,219)	(16,544)
Accumulated other comprehensive (loss) income	(1,340)	6,083

TOTAL SHAREHOLDERS’ EQUITY	99,420	100,386

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY .	$1,515,780	$1,454,952

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$8,699	$9,186	$17,202	$18,204
Investment securities	1,090	1,074	2,350	2,379
Mortgage-backed and related securities	6,190	4,990	12,244	10,177
Marketable equity securities	91	140	197	290
Other interest earning assets	37	47	59	61

Total interest income	16,107	15,437	32,052	31,111
Interest expense
Deposits	2,331	2,926	4,713	6,425
Short-term obligations	1,368	1,543	2,765	3,082
Long-term obligations	2,968	3,094	5,613	6,271

Total interest expense	6,667	7,563	13,091	15,778

Net interest income	9,440	7,874	18,961	15,333
Provision for loan losses	300	525	525	1,054

Net interest income after provision for loan losses	9,140	7,349	18,436	14,279

Noninterest income
Deposit services	3,559	3,094	6,948	6,071
Gain on sale of securities available for sale	257	1,388	2,074	3,579
Gain on sale of loans	453	786	887	1,461
Trust income	297	244	574	475
Bank owned life insurance	247	301	444	492
Other	433	366	791	670

Total noninterest income	5,246	6,179	11,718	12,748

Noninterest expense
Salaries and employee benefits	6,302	6,028	12,800	11,947
Net occupancy expense	1,021	977	2,027	1,950
Equipment expense	187	177	360	350
Advertising, travel & entertainment	420	454	923	938
ATM and bank analysis fees	277	229	531	441
Supplies	138	169	283	314
Professional fees	195	157	439	363
Postage	138	143	276	279
Other	1,191	1,177	2,297	2,374

Total noninterest expense	9,869	9,511	19,936	18,956

Income before federal tax expense	4,517	4,017	10,218	8,071
Provision for federal tax expense	846	590	2,052	1,287

Net Income	$3,671	$3,427	$8,166	$6,784

Earnings per common share — basic	$0.35	$0.39	$0.78	$0.77

Earnings per common share — diluted	$0.33	$0.33	$0.74	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except per share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2003	$	$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	8,166			8,166			8,166
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 4)	(7,423)					(7,423)	(7,423)

Comprehensive income	$743

Common stock issued (96,462 shares)		121	706				827
Dividends paid on common stock				(2,081)			(2,081)
Purchase of 36,700 shares of common stock					(675)		(675)
Tax benefit of incentive stock options			220				220

Balance at June 30, 2004		$14,845	$64,070	$39,064	$(17,219)	$(1,340)	$99,420

Balance at December 31, 2002 (1)	$	$11,947	$44,050	$29,805	$(12,714)	$7,234	$80,322
Net Income	6,784			6,784			6,784
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 4)	(405)					(405)	(405)

Comprehensive income	$6,379

Common stock issued (281,771 shares)		352	1,875				2,227
Dividends paid on common stock				(1,349)			(1,349)
Purchase of 159,800 shares of common stock					(2,767)		(2,767)
Tax benefit of incentive stock options			132				132

Balance at June 30, 2003		$12,299	$46,057	$35,240	$(15,481)	$6,829	$84,944

(1) Restated

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$8,166	$6,784
Adjustments to reconcile net cash provided by operations:
Depreciation	1,158	1,187
Amortization of premium	5,659	6,507
Accretion of discount and loan fees	(254)	(161)
Provision for loan losses	525	1,054
Tax benefit of incentive stock options	220	132
(Increase) decrease in interest receivable	(250)	581
Increase in other assets	(2,526)	(774)
Net change in deferred taxes	184	(617)
Increase (decrease) in interest payable	85	(378)
Increase in other liabilities	7,536	753
(Increase) decrease in loans held for sale	(1,013)	5,683
Loss on retirement of premises and equipment	—	149
Gain on sale of assets	(20)	(5)
Impairment of other real estate owned	—	62
Gain on sale of other real estate owned	(23)	(26)
Gain on sale of available for sale securities	(2,074)	(3,579)

Net cash provided by operating activities	17,373	17,352
INVESTING ACTIVITIES:
Net increase in federal funds sold	(5,375)	(3,150)
Proceeds from sales of investment securities available for sale	58,649	54,181
Proceeds from sales of mortgage-backed securities available for sale	82,636	119,556
Proceeds from maturities of investment securities available for sale	19,790	50,135
Proceeds from maturities of mortgage-backed securities available for sale	74,969	117,424
Proceeds from maturities of mortgage-backed securities held to maturity	3,205	—
Purchases of investment securities available for sale	(46,823)	(66,366)
Purchases of mortgage-backed securities available for sale	(233,892)	(324,152)
Purchases of marketable equity securities available for sale	(507)	(291)
Purchases of mortgage-backed securities held to maturity	(8,864)	—
Net increase in loans	(18,544)	(1,875)
Purchases of premises and equipment	(1,321)	(938)
Proceeds from sales of premises and equipment	30	8
Proceeds from sales of other real estate owned	180	358
Proceeds from sales of repossessed assets	233	540

Net cash used in investing activities	(75,634)	(54,570)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$31,555	$44,655
Net decrease in certificates of deposit	(3,028)	(14,030)
Net decrease in federal funds purchased	(3,525)	(15,850)
Net increase in FHLB Dallas advances	30,722	15,829
Net decrease in junior subordinated convertible debentures	—	(1,765)
Proceeds from the issuance of common stock	827	2,227
Purchase of common stock	(675)	(2,767)
Dividends paid	(2,081)	(1,349)

Net cash provided by financing activities	53,795	26,950
Net decrease in cash and cash equivalents	(4,466)	(10,268)
Cash and cash equivalents at beginning of period	47,223	49,607

Cash and cash equivalents at end of period	$42,757	$39,339

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
Interest paid	$13,006	$16,156
Income taxes paid	$1,650	$1,600
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$415	$698
Transfer of available for sale securities to held to maturity securities	$241,417	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet as of June 30, 2004, and the related consolidated statements of income, shareholders’ equity, cash flow and notes to the financial statements for the quarter and six-month periods ended June 30, 2004 and 2003 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

A summary of the adjustments made and their effect on the financial statements is presented below:

	As of and for the second quarter then ended
	June 30, 2003
	(dollars in thousands)
	As Originally
	Stated	Restated
Deferred tax liability	$2,805	$1,854
Other liabilities	$12,357	$15,153
Total Liabilities	$1,295,407	$1,297,252
Accumulated other comprehensive income	$8,674	$6,829
Total Shareholders’ Equity	$86,789	$84,944

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

3. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Earnings and Shares:
Net income	$3,671	$3,427	$8,166	$6,784

Weighted-average basic shares outstanding	10,418	8,859	10,403	8,830
Basic Earnings Per Share:
Net income	$0.35	$0.39	$0.78	$0.77

Diluted Earnings and Shares:
Net income	$3,671	$3,427	$8,166	$6,784
Add: Applicable dividend on convertible debentures	—	180	—	381

Adjusted net income	$3,671	$3,607	$8,166	$7,165

Weighted-average basic shares outstanding	10,418	8,859	10,403	8,830
Add: Stock options	601	647	614	651
Convertible debentures	—	1,548	—	1,592

Weighted-average diluted shares outstanding	11,019	11,054	11,017	11,073

Diluted Earnings Per Share:
Net income	$0.33	$0.33	$0.74	$0.65

For the quarter and six month periods ended June 30, 2004 and 2003, there were no antidilutive shares.

4. Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Six Months Ended June 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(9,173)	$3,119	$(6,054)
Less: reclassification adjustment for gains included in net income	2,074	(705)	1,369

Net unrealized losses on securities	(11,247)	3,824	(7,423)

Other comprehensive loss	$(11,247)	$3,824	$(7,423)

	Quarter Ended June 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(13,455)	$4,575	$(8,880)
Less: reclassification adjustment for gains included in net income	257	(87)	170

Net unrealized losses on securities	(13,712)	4,662	(9,050)

Other comprehensive loss	$(13,712)	$4,662	$(9,050)

	Six Months Ended June 30, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$2,965	$(1,008)	$1,957
Less: reclassification adjustment for gains included in net income	3,579	(1,217)	2,362

Net unrealized losses on securities	(614)	209	(405)

Other comprehensive loss	$(614)	$209	$(405)

	Quarter Ended June 30, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$2,130	$(724)	$1,406
Less: reclassification adjustment for gains included in net income	1,388	(472)	916

Net unrealized gains on securities	742	(252)	490

Other comprehensive income	$742	$(252)	$490

5. Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		Restoration Benefits
	2004	2003	2004	2003
Service cost	$820	$697	$33	$22
Interest cost	919	803	71	48
Expected return on assets	(964)	(670)	—	—
Transition (asset) obligation recognition	—	(23)	1	1
Net loss recognition	211	204	78	47
Prior service cost amortization	—	—	—	—

Net periodic benefit cost	$986	$1,011	$183	$118

	Quarter Ended June 30,
	Pension Benefits		Restoration Benefits
	2004	2003	2004	2003
Service cost	$421	$348	$21	$11
Interest cost	481	401	46	24
Expected return on assets	(520)	(335)	—	—
Transition (asset) obligation recognition	—	(11)	—	—
Net loss recognition	104	102	52	24
Prior service cost amortization	—	—	—	—

Net periodic benefit cost	$486	$505	$119	$59

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4.0 million to its defined benefit plan and $64,000 to its nonfunded supplemental retirement plan (“restoration plan”) in 2004. Based on actuarial reports received during the second quarter ended June 30, 2004, the Company presently anticipates contributing $3.2 million to its defined benefit plan. In addition, the Company presently anticipates contributing an additional $10,000 to fund its restoration plan in 2004 for a total of $74,000. As of June 30, 2004, $2.0 million of contributions have been made to the defined benefit plan. As of June 30, 2004, $37,000 of contributions were made to the restoration plan.

6. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the Plan”), a stock-based incentive compensation plan. The plan expired March 31, 2003. The Company applied APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS 123 and 148.

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the plan expired, awards were granted to selected employees and directors of the Company or any subsidiary. At June 30, 2004 and 2003, there were no stock options available for grant.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant. There were 28,875 incentive stock options granted in 2003. There were no incentive stock options granted in the first six months of 2004. The remaining outstanding stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company’s stock options as of June 30, 2004 and 2003 and the changes during the periods ended on those dates is presented below:

	Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Weighted		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Price	Options	Prices
Outstanding at beginning of the period	938,074	$6.43	1,079,219	$6.35	984,744	$6.42	1,102,304	$5.98
Granted	—	—	—	—	—	—	28,875	$15.33
Exercised	(30,108)	$5.78	(26,757)	$5.38	(76,778)	$6.05	(74,438)	$4.08
Forfeited	—	—	(730)	$6.38	—	—	(5,009)	$6.33
Expired	—	—	—	—	—	—	—	—
Outstanding at end of period	907,966	$6.45	1,051,732	$6.37	907,966	$6.45	1,051,732	$6.37
Exercisable at end of period	761,981	$6.19	760,787	$5.97	761,981	$6.19	760,787	$5.97
Weighted-average fair value of options granted during the period ended June 30	N/A		N/A		N/A		$4.91

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$ 3.88 to $6.38	598,213	3.83	$5.76	476,486	$5.60
$ 6.91 to $15.33	309,753	5.05	$7.79	285,495	$7.18

$ 3.88 to $15.33	907,966	4.24	$6.45	761,981	$6.19

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company’s net income and net income per common share for the quarter and six month periods ending June 30 2004 and 2003 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
FAS123 Charge	—	$29	—	$43	—	$60	—	$83
Net Income	$3,671	$3,642	$3,427	$3,384	$8,166	$8,106	$6,784	$6,701
Net Income per Common Share-Basic	$0.35	$0.35	$0.39	$0.38	$0.78	$0.78	$0.77	$0.76
Net Income per Common Share-Diluted	$0.33	$0.33	$0.33	$0.32	$0.74	$0.74	$0.65	$0.64

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

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exists between the Company and the issuing trust entity. As a result of adopting FIN 46 on December 31, 2003, the Company did not restate its prior period consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of June 30, 2004, the Company has disclosed the required elements related to its defined benefit pension plan in Note 5 of the consolidated financial statements.

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

On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-2, which provides guidance on accounting for the impact of the Medicare reform act. For most employers this guidance will apply for the first interim or annual accounting period beginning after June 15, 2004. The adoption of FAS 106-2 is not expected to have a material impact on the Company’s consolidated financial statements.

8. Commitments and Contingencies

     In the normal course of business the Company buys and sells securities. At June 30, 2004 and December 31, 2003 the Company had recorded in its balance sheet commitments to purchase $9.2 million and $1.7 million in securities, respectively.

     The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Six months ended June 30, 2004 compared to June 30, 2003.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the “Company”), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest report on Form 10-K.

The Company reported an increase in net income for the quarter and six months ended June 30, 2004 compared to the same period in 2003. Net income for the quarter and six months ended June 30, 2004 was $3.7 million and $8.2 million, respectively, compared to $3.4 million and $6.8 million, respectively, for the same period in 2003.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, economic or other disruptions caused by military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve or interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

Critical Accounting Estimates

The accounting and reporting estimates of the Company conform with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its critical accounting policies to include the following:

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

In addition to maintaining an ongoing review of the loan portfolio, the internal loan review officer maintains a history of the loans that have been charged-off without first being identified as problems. This history is used to assist in gauging the effectiveness of the specific reserve allocation process. The internal loan review officer also uses the loan portfolio data collected to determine the allocation of the allowance for loan loss appropriate for the risk in each of the Company’s major loan categories.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of June 30, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.67 million is adequate to cover probable losses in the portfolio.

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

Estimation of Fair Value. The Company is required to provide disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company’s financial instruments, are as follows:

The carrying amount of cash and due from banks and federal funds sold is a reasonable estimate of those assets' fair value.

Fair values for most available for sale and held to maturity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.

The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets’ fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.

The carrying amount of deposit liabilities, federal funds purchased, commitments to extend credit and long-term debt is a reasonable estimate of those liabilities fair value.

Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

The fair value of FHLB Dallas advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

Defined Benefit Retirement Plan. The plan obligations and related assets of the defined benefit retirement plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At June 30, 2004, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.50%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%. At June 30, 2003, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.75%; long-term rate of return on plan assets 9.0%; and assumed salary increases 4.5%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in assumed salary increases, changes in the level of contributions to the plan and other factors.

Off-Balance Sheet Arrangements

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

The Company had outstanding unused commitments to extend credit of $63.5 million and $56.0 million at June 30, 2004 and 2003, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at June 30, 2004 and 2003 were $9.0 million and $8.7 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $2.1 million and $1.1 million at June 30, 2004 and 2003, respectively. The scheduled maturities of unused commitments are presented below as of June 30, 2004 and 2003.

	June 30,
	2004	2003
	(in thousands)
Unused commitments:
Due in one year or less	$30,339	$31,991
Due after one year	33,204	24,046

Total	$63,543	$56,037

The Company applies the same credit policies in making commitments and standby letters of credit as it does for on-balance-sheet instruments. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant, and equipment.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the “FHLB”) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with potentially substantial higher prepayments experienced that increases amortization expense based on the degree of increases in prepayments experienced, which reduces the overall yields of the premium mortgage-backed securities portfolio. In rising interest rate environments, prepayments can slow and extend the average life of the premium mortgage-backed securities. While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers and increased interest rate risk. The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company’s equity capital significantly.

The Company will attempt to adopt a balance sheet strategy going forward to assess the proper mix of the securities portfolio as a percentage of earning assets by evaluating the quality loan growth available in the Company’s market area that the Company can profitably attract. If adequate quality loan growth is not available or the Company is not able to profitably attract these loans to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then additional securities will be purchased. During the first six months ended June 30, 2004, the securities portfolio as a percentage of total assets increased slightly to 52.5% at June 30, 2004 from 52.2% at December 31, 2003. On the liability side, the Company will continue to utilize a combination of advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as Asset Liability Committee (“ALCO”) objectives. During the 2003 and 2004 low interest rate environment, long-term deposits necessary to balance ALCO objectives, as a result of long-term assets added to the balance sheet, have not been available in the Company’s market area at a market price the Company was willing to accept. As a result, FHLB borrowings as a percentage of deposits increased to 51.0% at December 31, 2003 from 47.2% at December 31, 2002. This percentage has increased from December 31, 2003, to 52.8% at June 30, 2004. The intended net result of the overall balance sheet strategy is to increase the Company’s net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company’s determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

Net Interest Income

Net interest income for the six months ended June 30, 2004 was $19.0 million, an increase of $3.6 million, or 23.7%, when compared to the same period in 2003. Average interest earning assets increased $137.2 million, or 11.2%, while the net interest spread increased from 2.34% at June 30, 2003 to 2.64% at June 30, 2004 and the net margin increased from 2.84% at June 30, 2003 to 3.07% at June 30, 2004. Net interest income increased as a result of the Company’s average earning assets and increases in the Company’s net interest margin and spread during the first six months of 2004 when compared to the same period in 2003. The increases in the net interest margin and spread were primarily a result of lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits and FHLB advances and decreased amortization expense on the Company’s mortgage-backed securities. For the quarter ended June 30, 2004 when compared to the period in 2003, net interest income increased $1.6 million, or 19.9%, primarily as a result of increases in the Company’s average interest earning assets, net interest margin and spread. For the quarter ended June 30, 2004 when compared to the same period in 2003, average interest earning assets increased $151.6 million, or 12.2%, and the net interest margin and spread increased to 2.98% and 2.54% from 2.87% and 2.37%, respectively. While the net interest margin and spread for the quarter ended June 30, 2004 increased compared to the same period in the previous year, the net interest margin and spread decreased when compared to the first quarter ended March 31, 2004 which were 3.17% and 2.75%, respectively. This was due primarily to additional long-term advances obtained by the Company during the quarter ended June 30, 2004 to partially pre-fund a portion of the short-term FHLB advances maturing during the remainder of 2004 and slightly faster prepayment speeds on the Company’s mortgage-backed securities during the second quarter when compared to the first quarter. Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities and the Company’s funding decisions which could influence the Company’s net interest margin and spread during the coming quarters.

During the six months ended June 30, 2004, average loans, funded primarily by the growth in average deposits, increased $25.0 million, or 4.39%, compared to the same period in 2003. The average yield on loans decreased from 6.74% at June 30, 2003 to 6.15% at June 30, 2004 reflective of the overall interest rate environment. As interest rates declined, especially short-term interest rates, loan customers increasingly requested floating rate loans, which lowered the overall yield on loans. In addition, the Company experienced a number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The recent increase in interest rates during the second quarter of 2004 may reduce some of those requests. The decrease in interest income on loans of $1.0 million, or 5.5%, was the result of the decrease in interest rates partially offset by the increase in average loans for the six months ended June 30, 2004 compared to the same period in 2003. During the first six months ended June 30, 2004, loans, net of unearned discount, increased $17.9 million, or 3.0%, when compared to the year ended December 31, 2003 primarily as a result of an increase in 1-4 family residential loans.

Average investment and mortgage-backed securities increased $111.4 million, or 18.0%, for the six months ended June 30, 2004 when compared to the same period in 2003. This increase was funded by the increase in average deposits and average FHLB Dallas advances. The overall yield on average securities decreased to 4.25% during the six months ended June 30, 2004 from 4.39% during the same period in 2003. This decrease is reflective of the overall lower interest rate environment and a restructuring of a portion of the securities portfolio in an effort to reposition some of the mortgage-backed securities coupons in an attempt to reduce prepayments. Interest income from investment and mortgage-backed securities increased $2.0 million, or 16.2%, compared to the same period in 2003 due to the increase in average balances which was partially offset by the decrease in the overall yield.

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates. The Company has a significant amount of long-term Federal Home Loan Bank fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM. At present the Company does not have any current plans to transfer additional AFS securities to HTM. Should conditions change, ALCO may consider transfers in the future. There were no sales from the HTM portfolio during the six months ended June 30, 2004, and the year ended December 31, 2003. There were $253.0 million and $6.4 million of securities classified as HTM for the periods ended June 30, 2004 and December 31, 2003, respectively.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $95,000, or 27.1%, for the six months ended June 30, 2004 when compared to 2003 as a result of the decrease in the average yield from 2.16% in 2003 to 1.40% at June 30, 2004, due to lower interest rates, which were offset by an increase in the average balance.

Total interest expense decreased $2.7 million, or 17.0%, to $13.1 million during the six months ended June 30, 2004 as compared to $15.8 million during the same period in 2003. The decrease was attributable to lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits and FHLB Dallas advances, partially offset by an increase in average interest bearing liabilities of $87.8 million, or 8.5%. The average yield on interest bearing liabilities decreased from 3.09% at June 30, 2003 to 2.36% at June 30, 2004.

Average interest bearing deposits increased $20.2 million, or 3.2%, while the average rate paid decreased from 2.06% at June 30, 2003 to 1.46% at June 30, 2004. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, increased $21.6 million, or 15.0%, as compared to the same period in 2003 primarily as a result of the increase in securities during the first six months of 2004. Interest expense associated with short-term interest bearing liabilities decreased $317,000, or 10.3%, and the average rate paid decreased 96 basis points for the six month period ended June 30, 2004 when compared to the same period in 2003. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $59.2 million, or 26.4%, during the six months ended June 30, 2004 to $283.5 million as compared to $224.3 million at June 30, 2003. Interest expense associated with long-term FHLB Dallas advances increased $344,000, or 7.1%, and the average rate paid decreased 68 basis points for the six months ended June 30, 2004 when compared to the same period in 2003. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. During the second quarter ended June 30, 2004, the Company obtained additional long-term advances to partially pre-fund a portion of the short-term FHLB advances maturing during the remainder of 2004. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures (the “Cumulative Convertible Trust Preferred Securities”) decreased $13.8 million, or 100%, from June 30, 2003 to June 30, 2004. Interest expense decreased $577,000 or 100% as a result of the decrease in the average balance. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company, redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other cumulative Convertible Trust Preferred securities were converted into shares of the Company’s common stock.

Average long-term junior subordinated debentures (the “Cumulative Trust Preferred Securities”) decreased $20.0 million, or 100%, from June 30, 2003 to June 30, 2004. Interest expense decreased $850,000, or 100%, due to the decrease in average balance. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the first six months of 2004 and should provide a better match for the overall interest rate sensitivity position of the Company.

Average long-term debt increased $20.6 million, or 100%, from June 30, 2003 to June 30, 2004 to reflect the issuance of the trust preferred securities in the third quarter of 2003. Interest expense increased $425,000, or 100%. The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exists between the Company and the issuing trust entity.

RESULTS OF OPERATIONS

     The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Six Months Ended
	June 30, 2004			June 30, 2003
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$594,519	$18,181	6.15%	$569,490	$19,035	6.74%
Loans Held For Sale	3,001	89	5.96%	6,138	170	5.59%
Securities:
Inv. Sec. (Taxable)(4)	46,363	498	2.16%	31,555	316	2.02%
Inv. Sec. (Tax-Exempt)(3)(4)	76,264	2,678	7.06%	81,692	2,985	7.37%
Mortgage-backed Sec.(4)	607,509	12,244	4.05%	505,506	10,177	4.06%
Marketable Equity Sec	23,734	197	1.67%	22,605	290	2.59%
Interest Earning Deposits	692	4	1.16%	637	5	1.58%
Federal Funds Sold	12,346	55	0.90%	9,598	56	1.18%

Total Interest Earning Assets	1,364,428	33,946	5.00%	1,227,221	33,034	5.43%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	37,988			36,356
Bank Premises and Equipment	30,621			29,906
Other Assets	39,741			46,238
Less: Allowance for Loan Loss	(6,441)			(6,476)

Total Assets	$1,466,337			$1,333,245

LIABILITIES
INTEREST BEARING LIABILITIES:
Savings Deposits	$47,624	$95	0.40%	$42,177	$200	0.96%
Time Deposits	319,071	3,795	2.39%	339,038	5,072	3.02%
Interest Bearing Demand Deposits	281,208	823	0.59%	246,475	1,153	0.94%
Short-term Interest Bearing Liabilities	165,052	2,765	3.37%	143,500	3,082	4.33%
Long-term Interest Bearing Liabilities — FHLB Dallas	283,475	5,188	3.68%	224,272	4,844	4.36%
Long-term Junior Subordinated Convertible Debentures (5)	—	—	—	13,751	577	8.46%
Long-term Junior Subordinated Debentures (6)	—	—	—	20,000	850	8.50%
Long-term Debt (7)	20,619	425	4.08%	—	—	—

Total Interest Bearing Liabilities	1,117,049	13,091	2.36%	1,029,213	15,778	3.09%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	234,766			197,523
Other Liabilities	10,803			23,248

Total Liabilities	1,362,618			1,249,984
SHAREHOLDERS’ EQUITY	103,719			83,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,466,337			$1,333,245

NET INTEREST INCOME		$20,855			$17,256

NET INTEREST MARGIN			3.07%			2.84%

NET INTEREST SPREAD			2.64%			2.34%

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,068 and $1,001 for the six months ended June 30, 2004 and 2003.

(3)	Interest income includes taxable-equivalent adjustments of $826 and $922 for the six months ended June 30, 2004 and 2003.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Southside Capital Trust II

(6)	Southside Capital Trust I

(7)	Southside Statutory Trust III

Note:	As of June 30, 2004 and 2003, loans totaling $1,378 and $1,663, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $11.7 million for the six months ended June 30, 2004 compared to $12.7 million for the same period in 2003. Deposit services income increased $877,000, or 14.4%, for the six months ended June 30, 2004 compared to June 30, 2003. Deposit services income increased primarily as a direct result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in the pricing of deposit service charges during the third quarter ended September 30, 2003. Gain on sale of loans income decreased $574,000, or 39.3%, to $887,000 for the six months ended June 30, 2004 from $1.5 million for the same period in 2003 due to a higher interest rate environment and the decrease in mortgage loan refinancing the Company handled during the first six months of 2004 when compared to the same period in 2003. Trust income increased $99,000, or 20.8%, for the six months ended June 30, 2004 when compared to the same period in 2003 due to growth in managed assets experienced in the Trust department. Other noninterest income increased $121,000, or 18.1%, for the six months ended June 30, 2004 primarily as a result of increases in other fee income, credit life income, exchange fee income, income from subsidiaries, and MasterCard income. During the six months ended June 30, 2004, the Company had gains on the sale of securities of $2.1 million compared to $3.6 million for the same period in 2003. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio. During the first six months, selected long duration municipal securities were sold to reduce the overall municipal securities portfolio to provide for municipal loan growth and to reduce the overall level of tax free income derived from the securities portfolio. Selected premium mortgage-backed securities were also sold in an effort to reposition a portion of the securities portfolio in an attempt to reduce prepayment exposure.

The market value of the AFS securities portfolio at June 30, 2004 was $542.8 million with a net unrealized gain on that date of $2.6 million. The net unrealized gain is comprised of $6.9 million in unrealized gains and $4.3 million in unrealized losses. The market value of the HTM securities portfolio at June 30, 2004 was $253.5 million with a net unrealized gain on that date of $488,000. The net unrealized gain is comprised of $941,000 in unrealized gains and $453,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $19.9 million for the six months ended June 30, 2004, compared to $19.0 million for the same period of 2003, representing an increase of $980,000, or 5.2%.

Salaries and employee benefits increased $853,000, or 7.1%, during the six months ended June 30, 2004 when compared to the same period in 2003. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $270,000, or 2.8%, as a result of bank growth and pay increases for the six months ended June 30, 2004 when compared to the same period in 2003. Retirement expense decreased $21,000, or 1.7%, for the six months ended June 30, 2004 when compared to the same period in 2003, primarily as a result of the level of performance of retirement plan assets and actuarial assumptions. The Company’s assumed long-term rate of return is 8.5% and the assumed discount rate is 6.5%. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company’s rate of return on plan assets did not achieve an 8.5% return for the years ended December 31, 2002, 2001 and 2000. During 2003, the Company achieved a return above the 8.5% assumed long-term rate of return. The Company will continue to evaluate the assumed long-term rate of return of 8.5% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense increased $603,000, or 53.3%, for the six months ended June 30, 2004 when compared to the same period in 2003. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may continue to increase during 2004.

ATM and bank analysis fees increased $90,000, or 20.4%, for the six months ended June 30, 2004 compared to the same period in 2003. The increase occurred primarily due to a decrease in the earning credit rate and overall deposit and activity growth.

Professional fees increased $76,000, or 20.9%, for the six months ended June 30, 2004 compared to the same period in 2003. The increase occurred primarily due to consulting fees associated with the Company’s internal and financial controls.

Other expense decreased $77,000, or 3.2%, for the six months ended June 30, 2004 compared to the same period in 2003. The decrease occurred primarily due to decreases in losses in other real estate owned, computer fees, amortization expense and other losses that were partially offset by increases in director fees, bank exam fees, accounting fees and telephone expenses.

Income Taxes

Income tax expense was $2.1 million for the six months ended June 30, 2004 compared to $1.3 million for the six months ended June 30, 2003. The effective tax rate as a percentage of pre-tax income was 20.1% for the six months ended June 30, 2004 compared to 15.9% for the six months ended June 30, 2003. The increase in the effective tax rate and income tax expense for 2004 was due to the increase in taxable income as a percentage of total income for the six months ended June 30, 2004 when compared to June 30, 2003. The Company decreased its municipal securities portfolio the first six months of 2004 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement contributions, the $1.0 million amortization expense during 2003 associated with the redemption of the trust preferred securities and the level of tax free income. During 2004, the Company will not have the amortization expense referenced above and has the ability to and is addressing the appropriate level of tax free income to potentially avoid an alternative minimum tax position for 2004. Based on this information, management believes this is reversible in the future and no valuation allowance on the deferred tax asset is deemed necessary at this time.

Capital Resources

Total shareholders’ equity for the Company at June 30, 2004, was $99.4 million representing a decrease of $966,000 from December 31, 2003, and represented 6.6% of total assets at June 30, 2004 compared to 6.9% of total assets at December 31, 2003. Decreases to shareholders’ equity consisted of $2.1 million in dividends paid along with the decrease of $7.4 million in the accumulated other comprehensive income and the purchase of $675,000 in common stock (36,700 shares). Net income of $8.2 million offset the decrease in shareholders’ equity at June 30, 2004 in addition to the issuance of $827,000 in common stock (96,462 shares) through the Company’s incentive stock option and dividend reinvestment plans. The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At June 30, 2004, these investments were 20.5% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. The Company has obtained a $12.3 million letter of credit from FHLB Dallas as collateral for a portion of the Company’s public funds deposits.

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

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith and Gregg counties. Substantially all of the Bank’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Municipal loans are made to municipalities and school districts throughout the state of Texas. Total average loans increased $25.0 million, or 4.4%, from the six months ended June 30, 2003 to June 30, 2004. The majority of the increase was in 1-4 family residential loans and loans to municipalities. The increase in 1-4 family residential loans is primarily due to the Bank’s continued strong commitment in this area, the solid housing market in the Company’s area, and the decrease in prepayments of these loans due to the increase in interest rates. The increase in municipal loans is due to the Bank’s continued strong commitment in this area.

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

As of June 30, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.67 million is adequate to cover probable losses in the portfolio.

For the second quarter and six months ended June 30, 2004, loan charge-offs were $166,000 and $432,000 and recoveries were $101,000 and $166,000, respectively, resulting in net charge-offs of $65,000 and $266,000. For the second quarter and six months ended June 30, 2003, loan charge-offs were $580,000 and $915,000 and recoveries were $161,000 and $271,000, resulting in net charge-offs of $419,000 and $644,000 respectively. The necessary provision expense was estimated at $525,000 for the six months ended June 30, 2004.

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

Total nonperforming assets at June 30, 2004 were $2.1 million, a decrease of $139,000, or 6.1%, from $2.3 million at December 31, 2003. From December 31, 2003 to June 30, 2004, nonaccrual loans decreased $169,000, or 10.9%, to $1.4 million. Of the total at June 30, 2004, 33.0% are residential real estate loans, 17.7% are commercial real estate loans, 24.1% are commercial loans and 25.2% are loans to individuals. Other real estate owned increased $70,000, or 35.9%, to $265,000 at June 30, 2004 from $195,000 at December 31, 2003. Of the total at June 30, 2004, 21.9% consist of residential dwellings, and 78.1% consist of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days past due or more increased $28,000, or 10.3%, to $300,000. Of this $28,000 increase, $33,000 related to commercial loans and $29,000 related to loans to individuals with a decrease of $34,000 in residential real estate loans. Repossessed assets decreased $44,000, or 91.7%, to $4,000. Restructured loans decreased $24,000, or 11.0%, to $195,000.

Expansion

The Company opened a full service branch in Jacksonville, Texas in Cherokee County early in the second quarter of 2004.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk. The Company’s ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of June 30, 2004, were within policy guidelines. Due to the level of interest rates at June 30, 2004, many interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on ALCO’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Adjustable rate student loans totaling $5.4 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,378,000, are not included in the loan totals. All instruments are classified as other than trading.

EXPECTED MATURITY DATE
(dollars in thousands)

	Twelve Months Ending June 30,
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Fixed Rate Loans	$178,797	$85,018	$54,768	$32,703	$17,258	$100,461	$469,005	$480,669
	6.42%	6.50%	6.39%	6.18%	6.14%	5.28%	6.16%
Adjustable Rate Loans	40,088	8,487	15,313	14,256	10,653	52,150	140,947	140,947
	4.53%	4.41%	4.59%	4.42%	4.48%	4.51%	4.51%
Mortgage-backed Securities	227,397	148,280	98,743	67,900	44,345	73,564	660,229	660,717
	4.43%	4.29%	4.15%	3.98%	3.93%	4.15%	4.25%
Investments and Other Interest Earning Assets	40,747	1,158	7,481	609	8,969	82,523	141,487	141,487
	1.57%	7.81%	3.21%	6.96%	4.15%	6.77%	4.93%
Total Interest Earning Assets	$487,029	$242,943	$176,305	$115,468	$81,225	$308,698	$1,411,668	$1,423,820
	4.93%	5.08%	4.84%	4.67%	4.50%	5.28%	4.98%
Savings Deposits	$4,881	$2,441	$2,441	$2,441	$2,441	$34,169	$48,814	$40,639
	0.40%	0.40%	0.40%	0.40%	0.40%	0.40%	0.40%
NOW Deposits	27,564	5,188	5,188	5,188	5,188	72,631	120,947	102,323
	0.75%	0.11%	0.11%	0.11%	0.11%	0.11%	0.26%
Money Market Deposits	25,902	8,634	8,634	8,634	8,634	25,905	86,343	77,453
	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%
Platinum Money Market	50,349	5,394	5,394	5,394	5,394	—	71,925	70,262
	0.95%	0.95%	0.95%	0.95%	0.95%	—	0.95%
Certificates of Deposit	232,981	34,229	29,856	10,604	11,346	103	319,119	319,078
	1.94%	2.94%	4.49%	3.79%	3.68%	6.50%	2.41%
FHLB Dallas Advances	116,926	121,968	110,802	56,583	20,209	48,917	475,405	471,787
	2.97%	2.99%	3.14%	4.30%	4.99%	5.15%	3.48%
Other Borrowings	1,334	—	—	—	—	20,619	21,953	21,953
	0.88%	—	—	—	—	4.53%	4.31%
Total Interest Bearing Liabilities	$459,937	$177,854	$162,315	$88,844	$53,212	$202,344	$1,144,506	$1,103,495
	1.94%	2.69%	3.05%	3.34%	2.94%	1.92%	2.37%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 15%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%. At June 30, 2004, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the mortgage-backed securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At June 30, 2004, $660.2 million of mortgage-backed and related securities held by the Company were collateralized by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 60% of transaction accounts at June 30, 2004, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at June 30, 2004 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Set forth below is certain information regarding repurchases of our common stock during the second quarter of 2004:

				Maximum Dollar
			(c) Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Paid per Share	Announced Plan	Plan (1)
April 1, 2004 - April 30, 2004	2,200	$18.46	2,200	$1,959,388
May 1, 2004 - May 31, 2004	22,800	18.44	22,800	1,538,859
June 1, 2004 - June 30, 2004	11,700	18.31	11,700	1,324,605

Total	36,700	18.40	36,700

(1)	During 2004, the Company approved the continuation of its stock repurchase plan, committing $2.0 million to repurchase common stock during 2004 with re-evaluation on a quarterly basis. During the first six months of 2004, the Company purchased 36,700 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on April 15, 2004.

(b)	The election of four directors (term expiring at the 2007 Annual Meeting) were as follows:

	FOR	WITHHELD
Fred E. Bosworth	7,482,886	90,805
Alton Cade	7,518,918	54,773
B. G. Hartley	7,517,212	56,479
Paul W. Powell	7,461,617	112,074

(c)	The matters voted upon and the results of the voting were as follows:

The shareholders voted 6,820,476 shares in the affirmative, 523,054 shares in the negative, and 230,161 abstentions to set the number of Southside Bancshares, Inc. Directors at thirteen. There was no new business presented at the meeting.

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

     (b) Reports on Form 8-K -

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 15, 2004 with respect to a press release issued by the Company, on April 15, 2004 announcing its earnings for the first quarter ended March 31, 2004.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.
(Registrant)

	BY:	/s/ B. G. HARTLEY

B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)
DATE: August 6, 2004

/s/ LEE R. GIBSON

Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)
DATE: August 6, 2004

Exhibit Index

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002