Form 10-Q
period 2004-09-30
SOUTHSIDE BANCSHARES INC
filed 2004-11-05
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                       to

Commission file number 0-12247

SOUTHSIDE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1848732

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 S. Beckham, Tyler, Texas	75701

903-531-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) . No ( ) .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (x) . No ( ) .

The number of shares outstanding of each of the issuer’s classes of capital stock as of October 31, 2004 was 10,970,443 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$40,050	$47,223
Federal funds sold	7,625	–
Investment securities:
Available for sale	128,655	144,876
Mortgage-backed and related securities:
Available for sale	415,933	584,581
Held to maturity	247,256	6,382
Marketable equity securities:
Available for sale	24,818	23,670
Loans held for sale	3,602	3,319
Loans:
Loans, net of unearned discount	615,255	589,135
Less: Allowance for loan losses	(6,816)	(6,414)

Net Loans	608,439	582,721
Premises and equipment, net	30,472	30,629
Interest receivable	7,690	8,433
Deferred tax asset	386	–
Other assets	26,745	23,118

TOTAL ASSETS	$1,541,671	$1,454,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$256,210	$229,649
Interest bearing	649,725	642,880

Total Deposits	905,935	872,529
Short-term obligations:
Federal funds purchased	–	3,525
FHLB Dallas advances	198,795	192,608
Other obligations	2,500	2,598

Total Short-term obligations	201,295	198,731
Long-term obligations:
FHLB Dallas advances	297,069	252,075
Long-term debt	20,619	20,619

Total Long-term obligations	317,688	272,694
Deferred tax liability	–	1,551
Other liabilities	10,153	9,061

TOTAL LIABILITIES	1,435,071	1,354,566

Commitment and Contingencies (Note 8)
Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 12,433,630 and 11,779,467 shares issued)	15,542	14,724
Paid-in capital	74,720	63,144
Retained earnings	31,336	32,979
Treasury stock (1,463,187 and 1,420,587 shares at cost)	(17,333)	(16,544)
Accumulated other comprehensive income	2,335	6,083

TOTAL SHAREHOLDERS’ EQUITY	106,600	100,386

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,541,671	$1,454,952

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$8,735	$8,710	$25,937	$26,914
Investment securities – taxable	244	137	741	453
Investment securities – tax-exempt	898	1,011	2,751	3,074
Mortgage-backed and related securities	7,157	4,614	19,401	14,791
Marketable equity securities	123	114	320	404
Other interest earning assets	6	22	65	83

Total interest income	17,163	14,608	49,215	45,719
Interest expense Deposits	2,511	2,573	7,224	8,998
Short-term obligations	1,546	1,724	4,311	4,806
Long-term obligations	2,958	3,022	8,571	9,293

Total interest expense	7,015	7,319	20,106	23,097

Net interest income	10,148	7,289	29,109	22,622
Provision for loan losses	–	–	525	1,054

Net interest income after provision for loan losses	10,148	7,289	28,584	21,568

Noninterest income
Deposit services	3,476	3,441	10,424	9,512
Gain on sale of securities available for sale	375	699	2,449	4,278
Gain on sale of loans	371	853	1,258	2,314
Trust income	320	273	894	748
Bank owned life insurance	184	257	628	749
Other	436	394	1,227	1,064

Total noninterest income	5,162	5,917	16,880	18,665

Noninterest expense
Salaries and employee benefits	6,333	5,751	19,133	17,696
Net occupancy expense	1,072	995	3,099	2,945
Equipment expense	189	177	549	527
Advertising, travel & entertainment	385	343	1,308	1,281
ATM expense	112	174	479	456
Amortization expense	1	1,034	4	1,062
Director fees	145	107	438	333
Supplies	145	173	428	487
Professional fees	344	172	783	535
Postage	140	144	416	423
Other	1,129	1,033	3,294	3,314

Total noninterest expense	9,995	10,103	29,931	29,059

Income before federal tax expense	5,315	3,103	15,533	11,174
Provision for federal tax expense	1,082	353	3,134	1,640

Net Income	$4,233	$2,750	$12,399	$9,534

Earnings per common share – basic	$0.39	$0.29	$1.13	$1.02

Earnings per common share – diluted	$0.36	$0.25	$1.07	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except per share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2003	$	$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	12,399			12,399			12,399
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 4)	(3,748)					(3,748)	(3,748)

Comprehensive income	$8,651

Common stock issued (131,286 shares)		164	979				1,143
Dividends paid on common stock				(3,125)			(3,125)
Purchase of 42,600 shares of common stock					(789)		(789)
Tax benefit of incentive stock options			334				334
Stock dividend paid		654	10,263	(10,917)			–

Balance at September 30, 2004		$15,542	$74,720	$31,336	$(17,333)	$2,335	$106,600

Balance at December 31, 2002 (1)	$	$11,947	$44,050	$29,805	$(12,714)	$7,234	$80,322
Net Income	9,534			9,534			9,534
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 4)	(2,612)					(2,612)	(2,612)

Comprehensive income	$6,922

Common stock issued (462,730 shares)		578	3,173				3,751
Dividends paid on common stock				(2,206)			(2,206)
Purchase of 221,800 shares of common stock					(3,830)		(3,830)
Tax benefit of incentive stock options			159				159
Stock dividend paid		537	6,657	(7,194)			–

Balance at September 30, 2003 (1)		$13,062	$54,039	$29,939	$(16,544)	$4,622	$85,118

(1)	Restated

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$12,399	$9,534
Adjustments to reconcile net cash provided by operations:
Depreciation	1,733	1,757
Amortization of premium	8,115	10,643
Accretion of discount and loan fees	(463)	(201)
Provision for loan losses	525	1,054
Tax benefit of incentive stock options	334	159
Decrease in interest receivable	743	1,610
Increase in other assets	(3,426)	(8,417)
Net change in deferred taxes	(6)	(776)
Increase (decrease) in interest payable	162	(508)
Increase in other liabilities	832	17,334
(Increase) decrease in loans held for sale	(283)	9,195
Loss on retirement of premises and equipment	–	149
Gain on sale of assets	(20)	(7)
Impairment of other real estate owned	–	70
Loss (gain) on sale of other real estate owned	23	(26)
Gain on sale of available for sale securities	(2,449)	(4,278)

Net cash provided by operating activities	18,219	37,292
INVESTING ACTIVITIES:
Net increase in federal funds sold	(7,625)	(1,350)
Proceeds from sales of investment securities available for sale	76,950	67,332
Proceeds from sales of mortgage-backed securities available for sale	102,816	131,166
Proceeds from maturities of investment securities available for sale	31,000	64,970
Proceeds from maturities of mortgage-backed securities available for sale	107,241	190,700
Proceeds from maturities of mortgage-backed securities held to maturity	8,525	–
Purchases of investment securities available for sale	(89,790)	(116,067)
Purchases of mortgage-backed securities available for sale	(294,766)	(422,073)
Purchases of marketable equity securities available for sale	(1,148)	(431)
Purchases of mortgage-backed securities held to maturity	(8,864)	–
Net(increase) decrease in loans	(26,797)	2,688
Purchases of premises and equipment	(1,586)	(2,639)
Proceeds from sales of premises and equipment	30	46
Proceeds from sales of other real estate owned	65	358
Proceeds from sales of repossessed assets	266	686

Net cash used in investing activities	(103,683)	(84,614)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$37,199	$52,467
Net decrease in certificates of deposit	(3,793)	(20,647)
Net decrease in federal funds purchased	(3,525)	(15,850)
Net increase in FHLB Dallas advances	51,181	21,915
Issuance of junior subordinated convertible debentures	–	20,000
Net decrease in junior subordinated convertible debentures	–	(2,976)
Proceeds from the issuance of common stock	1,143	3,751
Purchase of common stock	(789)	(3,830)
Dividends paid	(3,125)	(2,206)

Net cash provided by financing activities	78,291	52,624
Net (decrease) increase in cash and cash equivalents	(7,173)	5,302
Cash and cash equivalents at beginning of period	47,223	49,607

Cash and cash equivalents at end of period	$40,050	$54,909

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
Interest paid	$19,944	$23,605
Income taxes paid	$2,650	$1,600
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$554	$860
Transfer of available for sale securities to held to maturity securities	$241,417	$–

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated balance sheet of Southside Bancshares, Inc. (the “Company”) as of September 30, 2004, and the related consolidated statements of income, shareholders’ equity, cash flow and notes to the financial statements for the quarter and nine-month periods ended September 30, 2004 and 2003 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest Annual report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

A summary of the adjustments made and their effect on the financial statements is presented below:

	As of and for the
	third quarter then ended
	September 30, 2003
	(dollars in thousands)
	As Originally
	Stated	Restated
Deferred tax liability	$1,510	$559
Other liabilities	$19,662	$22,458
Total Liabilities	$1,336,633	$1,338,478
Accumulated other comprehensive income	$6,467	$4,622
Total Shareholders’ Equity	$86,963	$85,118

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

3. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Basic Earnings and Shares:
Net income	$4,233	$2,750	$12,399	$9,534

Weighted-average basic shares outstanding	10,955	9,444	10,935	9,330
Basic Earnings Per Share:
Net income	$0.39	$0.29	$1.13	$1.02

Diluted Earnings and Shares:
Net income	$4,233	$2,750	$12,399	$9,534
Add: Applicable dividend on convertible debentures	–	162	–	543

Adjusted net income	$4,233	$2,912	$12,399	$10,077

Weighted-average basic shares outstanding	10,955	9,444	10,935	9,330
Add: Stock options	634	660	640	673
Convertible debentures	–	1,427	–	1,590

Weighted-average diluted shares outstanding	11,589	11,531	11,575	11,593

Diluted Earnings Per Share:
Net income	$0.36	$0.25	$1.07	$0.87

For the quarter and nine month periods ended September 30, 2004 and 2003, there were no antidilutive shares.

4. Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows, (in thousands):

	Nine Months Ended September 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(3,231)	$1,099	$(2,132)
Less: reclassification adjustment for gains included in net income	2,449	(833)	1,616

Net unrealized losses on securities	(5,680)	1,932	(3,748)

Other comprehensive loss	$(5,680)	$1,932	$(3,748)

	Quarter Ended September 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$5,942	$(2,020)	$3,922
Less: reclassification adjustment for gains included in net income	375	(128)	247

Net unrealized gains on securities	5,567	(1,892)	3,675

Other comprehensive income	$5,567	$(1,892)	$3,675

	Nine Months Ended September 30, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$320	$(109)	$211
Less: reclassification adjustment for gains included in net income	4,278	(1,455)	2,823

Net unrealized losses on securities	(3,958)	1,346	(2,612)

Other comprehensive loss	$(3,958)	$1,346	$(2,612)

	Quarter Ended September 30, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,645)	$899	$(1,746)
Less: reclassification adjustment for gains included in net income	699	(238)	461

Net unrealized losses on securities	(3,344)	1,137	(2,207)

Other comprehensive loss	$(3,344)	$1,137	$(2,207)

5. Employee Benefit Plans

Components of Net Periodic Benefit Cost, (in thousands)

	Nine Months Ended September 30,
	Pension Benefits		Restoration Benefits
	2004	2003	2004	2003
Service cost	$1,230	$1,046	$49	$34
Interest cost	1,378	1,205	107	72
Expected return on assets	(1,446)	(1,005)	–	–
Transition (asset) obligation recognition	–	(35)	2	2
Net loss recognition	317	305	117	70
Prior service cost amortization	–	1	(1)	(1)

Net periodic benefit cost	$1,479	$1,517	$274	$177

	Quarter Ended September 30,
	Pension Benefits		Restoration Benefits
	2004	2003	2004	2003
Service cost	$410	$349	$16	$12
Interest cost	459	402	36	24
Expected return on assets	(482)	(335)	–	–
Transition (asset) obligation recognition	–	(12)	–	1
Net loss recognition	106	102	39	23
Prior service cost amortization	–	–	–	(1)

Net periodic benefit cost	$493	$506	$91	$59

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4.0 million to its defined benefit plan and $64,000 to its nonfunded supplemental retirement plan (“restoration plan”) in 2004. Based on actuarial reports received during the second quarter ended June 30, 2004, the Company would be allowed to contribute approximately $3.2 million to its defined benefit plan. This is down from $4.0 million the Company expected to be allowed to contribute. In addition, the Company presently anticipates contributing an additional $10,000 to fund its restoration plan in 2004 for a total of $74,000. As of September 30, 2004, $3.2 million of contributions have been made to the defined benefit plan. As of September 30, 2004, $56,000 of contributions were made to the restoration plan.

6. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the “Plan”), a stock-based incentive compensation plan. The plan expired March 31, 2003. The Company applied APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS 123 and 148.

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the plan expired, awards were granted to selected employees and directors of the Company or any subsidiary. At September 30, 2004 and 2003, there were no stock options available for grant.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant. There were 30,325 incentive stock options granted in 2003. There were no incentive stock options granted in the nine months of 2004. The remaining outstanding stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB Opinion 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company’s stock options as of September 30, 2004 and 2003 and the changes during the periods ended on those dates is presented below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Weighted		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Price	Options	Prices
Outstanding at beginning of the period	952,903	$6.15	1,104,376	$6.07	1,034,036	$6.12	1,157,474	$5.70
Granted	–	–	–	–	–	–	30, 325	$14.60
Exercised	(27,043)	$4.76	(37,433)	$5.93	(107,665)	$5.51	(115,595)	$4.55
Forfeited	(2,043)	$6.08	(6,245)	$6.33	(2,554)	$6.08	(11,506)	$6.20
Expired	–	–	–	–	–	–	–	–
Outstanding at end of period	923,817	$6.19	1,060,698	$6.08	923,817	$6.19	1,060,698	$6.08
Exercisable at end of period	836,480	$5.95	827,247	$5.71	836,480	$5.95	827,247	$5.71
Weighted-average fair value of options granted during the period ended September 30	N/A		N/A		N/A		$4.91

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$3.70 to $6.08	602,433	3.64	$5.53	540,571	$5.47
$6.58 to $14.60	321,384	4.80	$7.42	295,909	$6.83

$3.70 to $14.60	923,817	4.04	$6.19	836,480	$5.95

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plan been determined consistent with the requirements of FAS 123, the Company’s net income and net income per common share for the quarter and nine month periods ending September 30, 2004 and 2003 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
FAS123 Charge	–	$20	–	$44	–	$80	–	$127
Net Income	$4,233	$4,213	$2,750	$2,706	$12,399	$12,319	$9,534	$9,407
Net Income per Common Share-Basic	$0.39	$0.38	$0.29	$0.29	$1.13	$1.13	$1.02	$1.01
Net Income per Common Share-Diluted	$0.36	$0.36	$0.25	$0.25	$1.07	$1.06	$0.87	$0.86

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of September 30, 2004, the Company has disclosed the required elements related to its defined benefit pension plan in Note 5 of the consolidated financial statements.

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

On May 19, 2004, the FASB issued FASB Staff Position FAS 106-2, which provides guidance on accounting for the impact of the Medicare reform act. For most employers this guidance will apply for the first interim or annual accounting period beginning after June 15, 2004. The adoption of FAS 106-2 did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether impairment is other than temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FSP EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The Company will adopt the guidance in accordance with the required effective date. The Company previously implemented the disclosure requirements of EITF 03-1 in its December 31, 2003 Consolidated Financial Statements.

8. Commitments and Contingencies

In the normal course of business the Company buys and sells securities. There were no commitments to purchase securities at September 30, 2004. At December 31, 2003, the Company had recorded in its balance sheet commitments to purchase $1.7 million in securities.

The Company, or its subsidiaries, is involved with various litigation in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from current litigation will not have a material effect on the financial position and results of operations or the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Nine months ended September 30, 2004 compared to September 30, 2003.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either globally, nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, economic or other disruptions caused by acts of terrorism or military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve or interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes affecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

Overview

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the “Company”), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest Annual report on Form 10-K.

The Company reported an increase in net income for the quarter and nine months ended September 30, 2004 compared to the same period in 2003. Net income for the quarter and nine months ended September 30, 2004 was $4.2 million and $12.4 million, respectively, compared to $2.8 million and $9.5 million, respectively, for the same period in 2003.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Critical Accounting Estimates

The accounting and reporting estimates of the Company conform with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its critical accounting policies to include the following:

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

As of September 30, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.82 million is adequate to cover probable losses in the portfolio.

Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies in the Company’s latest Annual report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

The carrying amount of cash and due from banks and federal funds sold is a reasonable estimate of those assets’ fair value.

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

Defined Benefit Retirement Plan. The plan obligations and related assets of the defined benefit retirement plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest Annual report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At September 30, 2004, the weighted-average actuarial assumptions of the defined benefit plan were: discount rate of 6.50%; long-term rate of return on plan assets of 8.5%; and assumed salary increases of 4.5%. At September 30, 2003, the weighted-average actuarial assumptions of the defined benefit plan were: discount rate of 6.75%; long-term rate of return on plan assets of 9.0%; and assumed salary increases of 4.5%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in assumed salary increases, changes in the level of contributions to the defined benefit plan and other factors.

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

The Company had outstanding unused commitments to extend credit of $75.1 million and $53.6 million at September 30, 2004 and 2003, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at September 30, 2004 and 2003 were $9.3 million and $8.6 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $2.4 million and $1.1 million at September 30, 2004 and 2003, respectively. The scheduled maturities of unused commitments are presented below as of September 30, 2004 and 2003.

	September 30,
	2004	2003
	(in thousands)
Unused commitments:
Due in one year or less	$42,018	$26,806
Due after one year	33,112	26,764

Total	$75,130	$53,570

The Company applies the same credit policies in making commitments and issuing standby letters of credit as it does for on-balance-sheet instruments. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant, and equipment.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the “FHLB”) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with potentially substantial higher prepayments experienced that increases amortization expense based on the degree of increases in prepayments experienced, which reduces the overall yields of the premium mortgage-backed securities portfolio. In rising interest rate environments, prepayments can slow and extend the average life of the premium mortgage-backed securities which could increase the overall average yields of these securities. While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers and increased interest rate risk. The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the available for sale (“AFS”) securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company’s equity capital significantly.

The Company will attempt to adopt a balance sheet strategy going forward to assess the proper mix of the securities portfolio as a percentage of earning assets by evaluating the quality loan growth available in the Company’s market area that the Company can profitably attract. If adequate quality loan growth is not available or the Company is not able to profitably attract these loans to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then additional securities will be purchased. During the nine months ended September 30, 2004, the securities portfolio as a percentage of total assets increased slightly to 53.0% at September 30, 2004 from 52.2% at December 31, 2003. While loan growth has been solid, it has not been strong enough to maximize the use of the Company’s capital which resulted in the slight increase in the securities portfolio as a percentage of assets. On the liability side, the Company will continue to utilize a combination of advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as Asset Liability Committee (“ALCO”) objectives. During the 2003 and 2004 low interest rate environment, long-term deposits necessary to balance ALCO objectives, as a result of long-term assets added to the balance sheet, have not been available in the Company’s market area at a market price the Company was willing to accept. As a result, FHLB borrowings as a percentage of deposits increased to 51.0% at December 31, 2003 from 47.2% at December 31, 2002. This percentage has increased from 51.0% at December 31, 2003, to 54.7% at September 30, 2004. The intended net result of the overall balance sheet strategy is to increase the Company’s net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, funding costs and security spreads change, the Company’s determination of the proper securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. As interest rates decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 was $29.1 million, an increase of $6.5 million, or 28.7%, when compared to the same period in 2003. Average interest earning assets increased $141.1 million, or 11.3%, while the net interest spread increased from 2.26% at September 30, 2003 to 2.65% at September 30, 2004 and the net margin increased from 2.74% at September 30, 2003 to 3.08% at September 30, 2004. Net interest income increased as a result of the increase in the Company’s average earning assets and increases in the Company’s net interest margin and spread during the nine months of 2004 when compared to the same period in 2003. The increases in the net interest margin and spread were primarily a result of lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits, FHLB advances and decreased amortization expense on the Company’s mortgage-backed securities. For the quarter ended September 30, 2004 when compared to the same period in 2003, net interest income increased $2.9 million, or 39.2%, primarily as a result of increases in the Company’s average interest earning assets, net interest margin and spread. For the quarter ended September 30, 2004 when compared to the same period in 2003, average interest earning assets increased $149.1 million, or 11.7%, and the net interest margin and spread increased to 3.10% and 2.66%, respectively, from 2.57% and 2.11%, respectively. Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities and the Company’s funding decisions which could influence the Company’s net interest margin and spread during the coming quarters.

During the nine months ended September 30, 2004, average loans, funded primarily by the growth in average deposits, increased $31.9 million, or 5.6%, compared to the same period in 2003. The average yield on loans decreased from 6.61% at September 30, 2003 to 6.10% at September 30, 2004 reflective of the overall interest rate environment. As interest rates have remained relatively low, especially short-term interest rates, loan customers increasingly requested floating rate loans, which lowered the overall yield on loans. In addition, the Company experienced a number of loan customers requesting loan repricing due to lower interest rates offered by competing financial institutions. If interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The decrease in interest income on loans of $977,000, or 3.6%, was the result of the decrease in interest rates on loans partially offset by the increase in average loans for the nine months ended September 30, 2004 compared to the same period in 2003. During the nine months ended September 30, 2004, loans, net of unearned discount, increased $26.1 million, or 4.4%, when compared to the year ended December 31, 2003 primarily as a result of an increase in 1-4 family residential loans and loans to municipalities.

Average investment and mortgage-backed securities increased $112.0 million, or 17.6%, for the nine months ended September 30, 2004 when compared to the same period in 2003. This increase was funded by the increase in average deposits and average FHLB Dallas advances. The overall yield on average securities increased to 4.31% during the nine months ended September 30, 2004 from 4.15% during the same period in 2003. This increase is reflective of the overall lower prepayments experienced on the Company’s mortgage-backed securities during this period which resulted in lower amortization expense. Interest income from investment and mortgage-backed securities increased $4.6 million, or 25.0%, compared to the same period in 2003 due to the increase in average balances and an increase in the overall yield.

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to held to maturity (“HTM”) due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates. There were no securities transferred from AFS to HTM during the third quarter of 2004. The Company has a significant amount of long-term Federal Home Loan Bank fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM. At present the Company does not have any current plans to transfer additional AFS securities to HTM. Should conditions change, ALCO may consider additional transfers in the future. There were no sales from the HTM portfolio during the nine months ended September 30, 2004, or the year ended December 31, 2003. There were $247.3 million and $6.4 million of securities classified as HTM for the periods ended September 30, 2004 and December 31, 2003, respectively.

Interest income from marketable equity securities, federal funds sold and other interest earning assets decreased $102,000, or 20.9%, for the nine months ended September 30, 2004 when compared to 2003 as a result of the decrease in the average yield from 2.02% in 2003 to 1.54% at September 30, 2004, due to lower average short-term interest rates, which were partially offset by an increase in the average balance.

Total interest expense decreased $3.0 million, or 12.9%, to $20.1 million during the nine months ended September 30, 2004 as compared to $23.1 million during the same period in 2003. The decrease was attributable to lower interest expense on the Company’s long-term debt and decreased funding costs associated with the Company’s deposits and FHLB Dallas advances, partially offset by an increase in average interest bearing liabilities of $92.4 million, or 8.9%. The average yield on interest bearing liabilities decreased from 2.97% at September 30, 2003 to 2.37% at September 30, 2004.

Average interest bearing deposits increased $20.7 million, or 3.3%, while the average rate paid decreased from 1.92% at September 30, 2003 to 1.49% at September 30, 2004. Average short-term interest bearing liabilities, consisting primarily of FHLB Dallas advances and federal funds purchased, increased $24.3 million, or 16.0%, as compared to the same period in 2003 primarily as a result of the increase in securities during the nine months ended September 30, 2004. Interest expense associated with short-term interest bearing liabilities decreased $495,000, or 10.3%, and the average rate paid decreased 96 basis points for the nine month period ended September 30, 2004 when compared to the same period in 2003. Average long-term interest bearing liabilities consisting of FHLB Dallas advances increased $59.9 million, or 26.1%, during the nine months ended September 30, 2004 to $289.6 million as compared to $229.7 million at September 30, 2003. Interest expense associated with long-term FHLB Dallas advances increased $645,000 , or 8.9%, while the average rate paid decreased 58 basis points for the nine months ended September 30, 2004 when compared to the same period in 2003. The long-term advances were obtained from the FHLB Dallas primarily to fund long-term securities and to a lesser extent long-term loans. FHLB Dallas advances are collateralized by FHLB Dallas stock, securities and nonspecific real estate loans.

Average long-term junior subordinated convertible debentures (the “Cumulative Convertible Trust Preferred Securities”) decreased $13.1 million, or 100%, from September 30, 2003 to September 30, 2004. Interest expense decreased $823,000 or 100% as a result of the decrease in the average balance. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company, redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Trust Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other cumulative Convertible Trust Preferred securities were converted into shares of the Company’s common stock.

Average long-term junior subordinated debentures (the “Cumulative Trust Preferred Securities”) decreased $20.0 million, or 100%, from September 30, 2003 to September 30, 2004. Interest expense decreased $1.2 million, or 100%, due to the redemption. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the nine months ended September 30, 2004 and should provide a better match for the overall interest rate sensitivity position of the Company.

Average long-term debt increased $20.6 million, or 100%, from September 30, 2003 to September 30, 2004 to reflect the issuance of the trust preferred securities in the third quarter of 2003. Interest expense increased $664,000, or 100%. The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. FIN 46 required the Company to de-consolidate its investments in Southside Statutory Trust III in its financial statements. Effective December 31, 2003, the Company deconsolidated the wholly-owned issuing trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligation to the junior subordinated debenture obligation that exists between the Company and the issuing trust entity.

RESULTS OF OPERATIONS

     The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Nine Months Ended
	September 30, 2004			September 30, 2003
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$600,222	$27,428	6.10%	$568,310	$28,100	6.61%
Loans Held For Sale	3,190	134	5.61%	7,026	282	5.37%
Securities:
Inv. Sec. (Taxable)(4)	44,863	741	2.21%	30,738	453	1.97%
Inv. Sec. (Tax-Exempt)(3)(4)	75,383	4,006	7.10%	83,552	4,523	7.24%
Mortgage-backed Sec.(4)	628,673	19,401	4.12%	522,657	14,791	3.78%
Marketable Equity Sec.	24,010	320	1.78%	22,677	404	2.38%
Interest Earning Deposits	652	5	1.02%	572	9	2.10%
Federal Funds Sold	8,638	60	0.93%	8,977	74	1.10%

Total Interest Earning Assets	1,385,631	52,095	5.02%	1,244,509	48,636	5.23%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	37,900			36,628
Bank Premises and Equipment	30,639			29,817
Other Assets	39,701			43,402
Less: Allowance for Loan Loss	(6,524)			(6,562)

TOTAL ASSETS	$1,487,347			$1,347,794

LIABILITIES
INTEREST BEARING LIABILITIES:
Savings Deposits	$48,091	152	0.42%	$43,109	245	0.76%
Time Deposits	319,160	5,761	2.41%	334,812	7,232	2.89%
Interest Bearing Demand Deposits	279,930	1,311	0.63%	248,579	1,521	0.82%
Short-term Interest Bearing Liabilities	175,668	4,311	3.28%	149,396	4,680	4.19%
Short-term Junior Subordinated Debentures (5)	–	–	–	1,978	126	8.50%
Long-term Interest Bearing Liabilities – FHLB Dallas	289,587	7,907	3.65%	229,696	7,262	4.23%
Long-term Junior Subordinated Convertible Debentures (6)	–	–	–	13,074	823	8.39%
Long-term Junior Subordinated Debentures (7)	–	–	–	20,000	1,208	8.07%
Long-term Debt (8)	20,619	664	4.23%	–	–	–

Total Interest Bearing Liabilities	1,133,055	20,106	2.37%	1,040,644	23,097	2.97%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	240,652			202,974
Other Liabilities	9,757			20,799

Total Liabilities	1,383,464			1,264,417
SHAREHOLDERS’ EQUITY	103,883			83,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,487,347			$1,347,794

NET INTEREST INCOME		$31,989			$25,539

NET INTEREST MARGIN			3.08%			2.74%

NET INTEREST SPREAD			2.65%			2.26%

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $1,625 and $1,468 for the nine months ended September 30, 2004 and 2003.

(3)	Interest income includes taxable-equivalent adjustments of $1,255 and $1,449 for the nine months ended September 30, 2004 and 2003.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Southside Capital Trust I from September 4, 2003, when redemption was announced, to September 30, 2003.

(6)	Southside Capital Trust II

(7)	Southside Capital Trust I through September 3, 2003, the day before its redemption was announced and Southside Statutory Trust III issued September 4, 2003.

(8)	Southside Statutory Trust III

Note:	As of September 30, 2004 and 2003, loans totaling $1,185 and $1,353, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $16.9 million for the nine months ended September 30, 2004 compared to $18.7 million for the same period in 2003. Deposit services income increased $912,000, or 9.6%, for the nine months ended September 30, 2004 compared to September 30, 2003. Deposit services income increased primarily as a direct result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in the pricing of deposit service charges during the third quarter ended September 30, 2003. Gain on sale of loans income decreased $1.1 million, or 45.6%, to $1.3 million for the nine months ended September 30, 2004 from $2.3 million for the same period in 2003 due to an overall higher interest rate environment and the decrease in mortgage loan refinancing the Company handled during the nine months of 2004 when compared to the same period in 2003. Trust income increased $146,000, or 19.5%, for the nine months ended September 30, 2004 when compared to the same period in 2003 due to growth in managed assets experienced in the Trust department. Bank-owned life insurance decreased $121,000 or 16.2%, for the nine months ended September 30, 2004 compared to September 30, 2003. During 2003 the Company eliminated split dollar agreements with several of its executives which resulted in the repayment of premiums as specified in the agreements, hereby, increasing BOLI income during 2003. Other noninterest income increased $163,000, or 15.3%, for the nine months ended September 30, 2004 primarily as a result of increases in Southside Select fee income, credit life income, exchange fee income, and MasterCard income. The increase was partially offset by decreases in gain on sale of assets, other recoveries and deluxe income. During the nine months ended September 30, 2004, the Company had gains on the sale of securities of $2.4 million compared to $4.3 million for the same period in 2003. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning the securities portfolio in an effort to maximize the total return of the securities portfolio. During the nine months ended September 30, 2004, selected long duration municipal securities were sold to reduce the overall municipal securities portfolio to provide for municipal loan growth and to reduce the overall level of tax free income derived from the securities portfolio. Selected premium mortgage-backed securities were also sold in an effort to reposition a portion of the securities portfolio in an attempt to reduce prepayment exposure.

The market value of the AFS securities portfolio at September 30, 2004 was $569.4 million with a net unrealized gain on that date of $7.9 million. The net unrealized gain is comprised of $9.7 million in unrealized gains and $1.8 million in unrealized losses. The market value of the HTM securities portfolio at September 30, 2004 was $250.7 million with a net unrealized gain on that date of $3.5 million. The net unrealized gain is comprised of $3.5 million in unrealized gains and $34,000 in unrealized losses.

Noninterest Expense

Noninterest expense was $29.9 million for the nine months ended September 30, 2004, compared to $29.1 million for the same period of 2003, representing an increase of $872,000 , or 3.0%.

Salaries and employee benefits increased $1.4 million , or 8.1%, during the nine months ended September 30, 2004 when compared to the same period in 2003. Normal payroll increases and higher benefit costs were the primary reasons for the increase. Direct salary expense and payroll taxes increased $332,000, or 2.3%, as a result of bank growth and pay increases for the nine months ended September 30, 2004 when compared to the same period in 2003. Retirement expense increased $237,000, or 13.5%, for the nine months ended September 30, 2004 when compared to the same period in 2003, primarily as a result of postretirement expense associated with new split dollar agreements and the level of performance of retirement plan assets and actuarial assumptions. Southside Bank (the “Bank”) entered into split dollar agreements with eight of its executive officers. The agreements provide the Bank will be the beneficiary under life insurance policies insuring the executives lives, however, the executives have the right to designate the beneficiaries of the death benefits guaranteed in each agreement. The agreements generally provide for death benefits of an initial aggregate amount of $4.5 million. The individual amounts will be increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%. The agreements also state that before and after the executives retirement dates, the Bank shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $155,000 for the quarter and nine months ended September 30, 2004. The Company’s assumed long-term rate of return is 8.5% and the assumed discount rate is 6.5%. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company’s rate of return on plan assets did not achieve an 8.5% return for the years ended December 31, 2002, 2001 and 2000. During 2003, the Company achieved a return above the 8.5% assumed long-term rate of return. The Company will continue to evaluate the assumed long-term rate of return of 8.5% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health insurance expense increased

$869,000, or 49.0%, for the nine months ended September 30, 2004 when compared to the same period in 2003. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may continue to increase during the fourth quarter ended December 31, 2004.

Amortization expense decreased $1.1 million, or 99.6%, for the nine months ended September 30, 2004 compared to the same period in 2003, due to the redemption of Southside Capital Trust I cumulative trust preferred securities on September 4, 2003.

Supplies decreased $59,000, or 12.1%, for the nine months ended September 30, 2004 compared to the same period in 2003, primarily as a result of better cost control.

Director fees increased $105,000, or 31.5%, for the nine months ended September 30, 2004 compared to the same period in 2003, primarily as a result of increased fee amounts paid to holding company directors and directors that serve on the Bank’s executive committee.

Professional fees increased $248,000, or 46.4%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase occurred primarily due to consulting fees associated with documenting and testing the Company’s internal and financial controls related to the implementation of Sarbanes-Oxley Section 404.

Income Taxes

Income tax expense was $3.1 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. The effective tax rate as a percentage of pre-tax income was 20.2% for the nine months ended September 30, 2004 compared to 14.7% for the nine months ended September 30, 2003. The increase in the effective tax rate and income tax expense for 2004 was due to the increase in taxable income as a percentage of total income for the nine months ended September 30, 2004 when compared to the nine month period ended September 30, 2003. The Company decreased the average balance of its municipal securities portfolio during the nine months ended September 30, 2004 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement contributions, the $1.1 million amortization expense during 2003 associated with the redemption of the cumulative trust preferred securities and the level of tax free income. During 2004, the Company has not had the amortization expense referenced above and has the ability to and is addressing the appropriate level of tax free income to potentially avoid an alternative minimum tax position for 2004. Based on this information, management believes this is reversible in the future and no valuation allowance on the deferred tax asset is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. Since the Act was enacted in October, any effects from the law itself would not be reflected in the Company’s income tax provision until the fourth quarter of 2004. Management is currently evaluating what, if any, effects the Act may have on the Company.

Capital Resources

Total shareholders’ equity for the Company at September 30, 2004, was $106.6 million representing an increase of $6.2 million from December 31, 2003, and represented 6.9% of total assets at both September 30, 2004 and December 31, 2003. Net income of $12.4 million was the major contributor to the increase in shareholders’ equity at September 30, 2004 along with the issuance of $1.1 million in common stock (131,286 shares) through the Company’s incentive stock option and dividend reinvestment plans. Decreases to shareholders’ equity consisted of $3.1 million in dividends paid along with the decrease of $3.7 million in the accumulated other comprehensive income and the purchase of $789,000 in common stock (42,600 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews the repurchase plan in conjunction with the capital needs of the Company and the Bank and may, at its discretion, modify or discontinue the plan. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the implementation of a dividend reinvestment plan. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2004, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At September 30, 2004, these investments were 23.7% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. The Company has obtained a $12.0 million letter of credit from FHLB Dallas as collateral for a portion of the Company’s public funds deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. The ALCO closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (MVPE) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, the ALCO utilizes a simulation model to determine the impact on net interest income under several different interest rate scenarios. By utilizing this technology, the Company can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in Smith, Gregg and Cherokee counties. Substantially all of the Bank’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Municipal loans are made to municipalities and school districts throughout the state of Texas. Total average loans increased $31.9 million, or 5.6%, from the nine months ended September 30, 2003 to September 30, 2004. The majority of the increase was loans to municipalities and 1-4 family residential loans. The increase in municipal loans is due to the Bank’s continued strong commitment in this area. The increase in 1-4 family residential loans is primarily due to the Bank’s continued strong commitment in this area, the solid housing market in the Company’s geographic area, and the decrease in prepayments of these loans due to the increase in interest rates.

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

As of September 30, 2004, the Company’s review of the loan portfolio indicates that a loan loss allowance of $6.82 million is adequate to cover probable losses in the portfolio.

For the third quarter and nine months ended September 30, 2004, loan charge-offs were $250,000 and $682,000, respectively, and recoveries were $393,000 and $559,000, respectively, resulting in net recoveries of $143,000 and net charge-offs of $123,000, respectively. During the third quarter ended September 30, 2004 the Company had a recovery on one loan of $299,000 which was one of the primary reasons the Company did not have any provision expense during the third quarter. If loans continue to increase in future quarters, the Company’s anticipated provision expense in those quarters will probably be necessary barring unexpected large recoveries. For the third quarter and nine months ended September 30, 2003, loan charge-offs were $217,000 and $1.1 million, respectively, and recoveries were $152,000 and $423,000, respectively, resulting in net charge-offs of $65,000 and $709,000, respectively. The necessary provision expense was estimated at $525,000 for the nine months ended September 30, 2004.

Nonperforming Assets

Nonperforming assets consist of delinquent loans over 90 days past due, nonaccrual loans, other real estate owned (“OREO”), repossessed assets and restructured loans. Nonaccrual loans are those loans which are more than 90 days delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. OREO represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at September 30, 2004 were $2.1 million, a decrease of $221,000, or 9.7%, from $2.3 million at December 31, 2003. From December 31, 2003 to September 30, 2004, nonaccrual loans decreased $362,000, or 23.4%, to $1.2 million. Of the nonaccrual loans at September 30, 2004, 23.1% are residential real estate loans, 10.2% are commercial real estate loans, 30.7% are commercial loans and 36.0% are loans to individuals. Other real estate owned increased $241,000, or 123.6%, to $436,000 at September 30, 2004 from $195,000 at December 31, 2003. Of the other real estate owned at September 30, 2004, 35.1% consist of residential dwellings, and 64.9% consist of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days past due or more decreased $20,000, or 7.4%, to $252,000. Repossessed assets decreased $40,000, or 83.3%, to $8,000. Restructured loans decreased $40,000, or 18.3%, to $179,000.

Expansion

The Company opened a full service branch in Jacksonville, Texas in Cherokee County early in the second quarter of 2004.

The Company plans to open a full service grocery store branch in Chandler, Texas in Henderson County during the fourth quarter of 2004.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk. The ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of September 30, 2004, were within policy guidelines. Due to the level of interest rates at September 30, 2004, many interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricing of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on the ALCO’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Dallas Advances are presented based on contractual maturity. Adjustable rate student loans totaling $5.9 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,185,000, are not included in the loan totals. All instruments are classified as other than trading.

EXPECTED MATURITY DATE
(dollars in thousands)

	Twelve Months Ending September 30,
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Fixed Rate Loans	$175,419	$85,198	$53,838	$32,796	$17,561	$111,804	$476,616	$489,880
	6.36%	6.41%	6.32%	6.11%	6.09%	5.22%	6.07%
Adjustable Rate Loans	36,988	10,252	20,576	12,201	6,875	54,164	141,056	141,056
	5.06%	5.12%	5.20%	4.89%	5.37%	4.86%	5.01%
Mortgage-backed Securities	263,697	158,171	95,525	58,024	34,333	53,439	663,189	666,671
	4.63%	4.55%	4.48%	4.38%	4.36%	4.40%	4.53%
Investments and Other Interest Earning Assets	62,751	1,008	4,276	743	6,215	86,653	161,646	161,646
	1.78%	7.78%	3.42%	7.34%	4.29%	6.55%	4.54%
Total Interest Earning Assets	$538,855	$254,629	$174,215	$103,764	$64,984	$306,060	$1,442,507	$1,459,253
	4.89%	5.21%	5.11%	5.01%	4.93%	5.39%	5.09%
Savings Deposits	$4,868	$2,434	$2,434	$2,434	$2,434	$34,070	$48,674	$41,773
	0.60%	0.60%	0.60%	0.60%	0.60%	0.60%	0.60%
NOW Deposits	32,391	5,127	5,127	5,127	5,127	71,770	124,669	108,064
	1.17%	0.22%	0.22%	0.22%	0.22%	0.22%	0.47%
Money Market Deposits	26,598	8,866	8,866	8,866	8,866	26,599	88,661	81,097
	1.09%	1.10%	1.10%	1.10%	1.10%	1.10%	1.10%
Platinum Money Market	48,559	5,202	5,202	5,202	5,202	–	69,367	68,182
	1.33%	1.34%	1.34%	1.34%	1.34%	–	1.33%
Certificates of Deposit	230,010	37,087	30,636	8,681	11,835	105	318,354	318,498
	2.07%	2.99%	4.44%	3.50%	3.79%	6.50%	2.51%
FHLB Dallas Advances	148,879	125,260	85,044	56,331	29,273	51,077	495,864	495,755
	2.80%	2.92%	3.28%	4.28%	4.46%	5.08%	3.41%
Other Borrowings	2,500	–	–	–	–	20,619	23,119	23,119
	1.61%	–	–	–	–	4.92%	4.56%
Total Interest Bearing Liabilities	$493,805	$183,976	$137,309	$86,641	$62,737	$204,240	$1,168,708	$1,136,488
	2.09%	2.70%	3.16%	3.36%	3.10%	2.09%	2.46%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annualized rate between 8% and 45%. Municipal loans are assumed to prepay at an annualized rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits, have annual payment assumptions ranging from 6% to 50%. At September 30, 2004, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the mortgage-backed securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At September 30, 2004, $663.2 million of mortgage-backed and related securities held by the Company were collateralized by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and approximately 58% of transaction accounts at September 30, 2004, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of Money Market accounts at September 30, 2004 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Markets accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

Setforth below is certain information regarding repurchases of our common stock during the third quarter of 2004:

				Maximum
			(c) Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
	(a) Total	(b)	as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan (1)
July 1, 2004 – July 31, 2004	–	–	–	$1,324,605
August 1, 2004 – August 31, 2004	5,900	$19.31	5,900	1,210,683
September 1, 2004 – September 30, 2004	–	–	–	1,210,683

Total	5,900	$19.31	5,900

(1)	During 2004, the Company approved the continuation of its stock repurchase plan, committing $2.0 million to repurchase common stock during 2004 with re-evaluation on a quarterly basis. During the quarter and nine months ended September 30, 2004, the Company purchased 5,900 and 42,600 shares of common stock, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

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

DATE: November 5, 2004
/s/ LEE R. GIBSON

Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: November 5, 2004