Form 10-K
period 2004-12-31
SOUTHSIDE BANCSHARES INC
filed 2005-03-04
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From           to

Commission file number 0-12247

Southside Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1848732
(State of incorporation)	(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue, Tyler, Texas	75701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 531-7111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.25 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑      NO ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was $179,434,395.

As of February 18, 2005, 10,859,519 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 21, 2005. (Part III)

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

     The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Information” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

     Southside Bancshares, Inc. (the “Company”), incorporated in Texas in 1982, is a bank holding company for Southside Bank (the “Bank” or “Southside Bank”), headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 184,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area and is the largest bank based on asset size headquartered in East Texas.

     At December 31, 2004, the Company had total assets of $1.6 billion, total loans of $624.0 million, deposits of $941.0 million, and shareholders’ equity of $104.7 million. The Company had net income of $16.1 million and $13.6 million and fully diluted earnings per common share of $1.39 and $1.22 for the years ended December 31, 2004 and 2003, respectively. The Company has paid a cash dividend every year since 1970.

     The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses and non-profit organizations in the communities it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

     The Bank’s consumer loan services include 1-4 family residential mortgage loans, home equity loans, home improvement loans, automobile loans and other installment loans. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans. The Bank also offers construction loans for 1-4 family residential and commercial real estate.

     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”). The Bank’s trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2004, the Bank’s trust department managed approximately $413 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, LLC, the Bank offers full retail investment services to its customers.

     The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”) and the Federal Depository Insurance Corporation (the “FDIC”), and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits, and all facets of operations.

     The administrative offices of the Company are located at 1201 S. Beckham Avenue, Tyler, Texas 75701, and the telephone number is 903-531-7111. The Company’s website can be found at www.southside.com. The Company’s public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge at either the Company’s website or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

MARKET AREA

     The Company considers its primary market area to be all of Smith, Gregg, Cherokee and Henderson Counties in East Texas, and to a lesser extent, portions of adjoining counties. During 2004, the Bank opened one branch in Chandler, in Henderson County, and one branch in Jacksonville, in Cherokee County. The Company opened a loan processing office in Gresham, in Smith County, during January 2005. The Company intends to expand into Seven Points, a city located approximately 60 miles Northwest of Tyler in Henderson County, during 2005. The Company expects its presence in the Gregg, Cherokee and Henderson County market areas to continue to increase in the future, however, the city of Tyler in Smith County presently represents the Company’s largest market area.

     The principal economic activities in the Company’s market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, the industry base includes conventions and tourism, as well as retirement relocation. These economic activities support a growing regional system of medical service, retail and education centers. Tyler and Longview are home to several nationally recognized health care systems that represent all major specialties.

     The Company serves its markets through twenty-two branch locations, thirteen of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale, Jacksonville, Bullard, Chandler and Whitehouse. The Company’s television and radio advertising has extended into these market areas for several years, providing the Bank name recognition throughout Smith, Gregg, Cherokee and Henderson counties. We anticipate that continued advertising combined with strategically placed branches should expand the Bank’s name recognition.

     The Company also maintains six motor bank facilities. The Company’s customers may also access various banking services through 34 ATMs owned by the Company and ATMs owned by others, through debit cards, and through the Company’s automated telephone, internet and electronic banking products. These products allow the Company’s customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

LENDING ACTIVITIES

     One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates. Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Total loans as of December 31, 2004 increased $34.9 million or 5.9% while the average balance was up $34.5 million or 6.1% when compared to 2003.

     Real estate loans increased $31.7 million or 10.0% from December 31, 2003 to December 31, 2004. Municipal loans as of December 31, 2004 increased $7.8 million or 8.1% from December 31, 2003 and commercial loans increased $4.9 million or 6.0% from December 31, 2003. Loans to individuals decreased $9.5 million or 10.2% from December 31, 2003.

     The increase in real estate loans was due to the economic growth in the Company’s market area, the continued strong commitment to real estate lending and less refinancing of real estate loans on the Company’s books during 2004 when compared to 2003. The growth of loans made to municipalities in Texas was a result of the Company’s continued strong commitment in this lending area combined with the Company’s ability to close these transactions in a timely manner. The increase in commercial loans is reflective of the growth in the Company’s market area. The decrease in loans to individuals reflects the difficulty the Company has competing against extremely low interest rates offered by automobile manufacturers combined with the fact that home equity loans have replaced some of the traditional loans to individuals. In the loan portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

     The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. The Bank’s legal lending limit at December 31, 2004 was $12 million. The Bank’s largest loan relationship at December 31, 2004 was approximately $9.7 million.

     The average yield on loans for the year ended December 31, 2004 decreased to 6.11% from 6.50% for the year ended December 31, 2003. This decrease was reflective of the repricing characteristics of the loans, interest rates at the time loans repriced, and the competitive loan pricing environment.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

     The following table sets forth loan totals net of unearned discount by category for the years presented:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Real Estate Loans:
Construction	$32,877	$35,306	$33,286	$23,631	$25,108
1-4 Family Residential	168,784	143,460	145,159	144,385	135,019
Other	147,681	138,886	141,610	139,998	121,440
Commercial Loans	87,125	82,214	81,318	75,247	76,954
Municipal Loans	103,963	96,135	76,918	54,554	31,351
Loans to Individuals	83,589	93,134	92,169	96,235	91,563

Total Loans	$624,019	$589,135	$570,460	$534,050	$481,435

     For purposes of this discussion, the Company’s loans are divided into four categories: Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

     Real estate loans represent the Company’s greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2004, the majority of the Company’s real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $349.3 million in real estate loans, $168.8 million or 48.3% represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. The Company’s loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

     Management pursues an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified. The slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

     Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other. The Other category consists of $144.8 million of commercial real estate loans, $1.2 million of loans secured by multifamily properties and $1.7 million of loans secured by farm land. The Commercial Real Estate portion of Other will be discussed in more detail below.

     1-4 Family Residential Mortgage Loans

     Residential loan originations are generated by the Company’s loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of the Company’s 1-4 family residential mortgage originations are secured by properties located in the Company’s market area. Historically, the Company has originated a portion of its residential mortgage loans for sale into the secondary market. These loans are reflected on the balance sheet as loans held for sale. These secondary market investors typically pay the Company a service release premium in addition to a predetermined price based on the interest rate of the loan originated. The Company warehouses these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

     The Company’s 1-4 family residential mortgage loans generally have maturities ranging from five to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan or amortizing with a balloon feature, typically due in fifteen years or less. The Company’s 1-4 family residential mortgage loans are made at both fixed and adjustable interest rates.

     The Company reviews information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

     Included as part of the 1-4 Family Residential Mortgage Loans, the Company also makes home equity loans and at December 31, 2004, these loans totaled $52.4 million.

     Construction Loans

     The Company’s construction loans are collateralized by property located primarily in the Company’s market area. A majority of the Company’s construction loans are directed toward properties that will be owner occupied. Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment. The Company’s construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.

     Commercial Real Estate Loans

     In determining whether to originate commercial real estate loans, the Company generally considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years. Commercial real estate loans primarily include commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches.

COMMERCIAL LOANS

     The Company’s commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category. Medical loan types include all loan types listed above for commercial loans. Collateral for these loans varies depending on the type of loan and financial strength of the borrower. The primary source of repayment for loans in the medical community is cashflow from continuing operations. The medical community represents a concentration of risk in the Company’s Commercial loan and Commercial Real Estate loan portfolio (see “Market Area”). We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties. Should the government change the amount it pays the medical community through the various government health insurance programs, the medical community could be adversely impacted which in turn could result in higher default rates by borrowers in the medical industry.

     In its commercial business loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

     The Company has a specific lending department that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral. Municipal loans made without a direct pledge of taxes are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows the Company to earn a higher yield than it could if it purchased municipal securities. Total loans to municipalities and school districts as of December 31, 2004 increased $7.8 million when compared to 2003. At December 31, 2004, the Company had total loans to municipalities and school districts of $104.0 million.

LOANS TO INDIVIDUALS

     One of the Company’s goals is to be a major consumer lender in its market area. The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $51.8 million or 62.0% of total loans to individuals at December 31, 2004. The Company’s loans collateralized by titled equipment declined during 2004 due to extremely low interest rates offered by the automobile manufacturers. Should this type of low financing continue the Company may see additional decreases in this portfolio. Home equity loans have also replaced some of the traditional loans to individuals. In addition, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

     Management believes that the economy in the Company’s market area appears to reflect stable growth. One area of concern is the personal bankruptcy rate in the Company’s market area. Management expects the personal bankruptcy rate could have some adverse effect on the Company’s net charge-offs. Most of the Company’s loans to individuals are collateralized, which management believes should limit the Company’s exposure should current bankruptcy levels continue.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant’s payment history on other debts, with the greatest weight being given to payment history with the Company, and an assessment of the borrower’s ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2004, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

		After One
	Due in One	but within	After Five
	Year or Less	Five Years	Years
	(in thousands)
Real Estate Loans – Construction	$22,602	$8,809	$1,466
Real Estate Loans – 1-4 Family Residential	55,914	97,815	15,055
Real Estate Loans – Other	33,636	69,643	44,402
Commercial Loans	43,902	27,185	16,038
Municipal Loans	9,209	20,110	74,644
Loans to Individuals	52,658	27,570	3,361

Total Loans	$217,921	$251,132	$154,966

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$275,816
	Interest Rates are Floating or Adjustable	$130,282

*	The volume of commercial loans due within one year reflects the Company’s general policy of attempting to limit a majority of these loans to a short-term maturity. Loans are shown net of unearned discount. Nonaccrual loans totaling $2,248,000 are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

     In the normal course of business, the Company makes loans to certain of its own executive officers and directors and their related interests. As of December 31, 2004 and 2003, these loans totaled $4.3 million in both years or 4.1% and 4.2% of Shareholders’ Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

     The loan loss allowance is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. Second, the internal loan review department for the Company is responsible for an ongoing review of the Company’s loan portfolio with specific goals set for loans to be reviewed on an annual basis.

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

     As of December 31, 2004, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.9 million was adequate to cover probable losses in the portfolio.

     The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Average Net Loans Outstanding	$604,658	$570,122	$547,829	$508,560	$433,560

Balance of Allowance for Loan Loss at Beginning of Period	$6,414	$6,195	$5,926	$5,033	$4,575

Loan Charge-Offs:

Real Estate-Construction	—	(17)	(215)	—	(15)
Real Estate-1-4 Family Residential	(142)	(63)	(170)	(35)	(14)
Real Estate-Other	(3)	—	—	—	—
Commercial Loans	(375)	(693)	(610)	(325)	(522)
Loans to Individuals	(523)	(703)	(1,144)	(1,024)	(891)

Total Loan Charge-Offs	(1,043)	(1,476)	(2,139)	(1,384)	(1,442)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	—	—	4	—	—
Real Estate-1-4 Family Residential	—	—	13	6	1
Real Estate-Other	27	3	6	24	33
Commercial Loans	323	179	43	288	57
Loans to Individuals	296	304	224	292	240

Total Recovery of Loans Previously Charged-Off	646	486	290	610	331

Net Loan Charge-Offs	(397)	(990)	(1,849)	(774)	(1,111)

Provision for Loan Loss	925	1,209	2,118	1,667	1,569

Balance at End of Period	$6,942	$6,414	$6,195	$5,926	$5,033

Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.07%	0.17%	0.34%	0.15%	0.26%

Allocation of Allowance for Loan Loss (dollars in thousands):

	December 31,
	2004		2003		2002		2001		2000
		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans		Percentage of Loans
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans

Real Estate
Construction	$518	5.3%	$510	6.0%	$451	5.8%	$220	4.4%	$230	5.2%
1-4 Family Residential	909	27.0%	906	24.3%	872	25.4%	890	27.1%	802	28.1%
Other	2,076	23.6%	1,798	23.6%	1,642	24.8%	1,900	26.2%	1,322	25.2%
Commercial Loans	1,595	14.0%	1,339	14.0%	1,447	14.3%	1,260	14.1%	1,561	16.0%
Municipal Loans	318	16.7%	238	16.3%	193	13.5%	139	10.2%	—	6.5%
Loans to Individuals	1,516	13.4%	1,622	15.8%	1,547	16.2%	1,420	18.0%	1,097	19.0%
Unallocated	10	0.0%	1	0.0%	43	0.0%	97	0.0%	21	0.0%

Ending Balance	$6,942	100.0%	$6,414	100.0%	$6,195	100.0%	$5,926	100.0%	$5,033	100.0%

See “Consolidated Financial Statements - Note 6. Loans and Allowance for Probable Loan Losses.”

NONPERFORMING ASSETS

     Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, other real estate owned, repossessed assets and restructured loans. Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of probable loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Other Real Estate Owned (OREO) represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

     Total nonperforming assets at December 31, 2004 were $3.5 million, up $1.2 million or 54.4% from $2.3 million at December 31, 2003. Other real estate owned increased $19,000 or 9.7% to $214,000 from December 31, 2003 to December 31, 2004. Of the other real estate owned, 56.3% are residential dwellings and 43.7% are commercial properties. The Company is actively marketing all properties and none are being held for investment purposes. From December 31, 2003 to December 31, 2004, nonaccrual loans increased $701,000 or 45.3% to $2.2 million. Of this total, 6.3% are residential real estate loans, 5.3% are commercial real estate loans, 69.2% are commercial loans and 19.2% are loans to individuals. Approximately $1.3 million of the nonaccrual loans at December 31, 2004, are loans that have an average SBA guarantee of approximately 75%. Restructured loans decreased $26,000 or 11.9% to $193,000. Loans 90 days past due or more increased $555,000 or 204.0% to $827,000. Loans 90 days past due include four residential mortgage loans that total approximately $600,000. Repossessed assets decreased $7,000 or 14.6% to $41,000.

     The following table of nonperforming assets is classified according to bank regulatory call report guidelines:

	NONPERFORMING ASSETS
	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Loans 90 Days Past Due:
Real Estate	$785	$248	$125	$404	$577
Loans to Individuals	22	20	95	211	43
Commercial	20	4	67	330	599

	827	272	287	945	1,219

Loans on Nonaccrual:
Real Estate	261	775	1,083	506	336
Loans to Individuals	432	354	481	235	216
Commercial	1,555	418	674	155	78

	2,248	1,547	2,238	896	630

Restructured Loans:
Real Estate	102	109	115	130	160
Loans to Individuals	85	97	113	91	151
Commercial	6	13	97	62	78

	193	219	325	283	389

Total Nonperforming Loans	3,268	2,038	2,850	2,124	2,238

Other Real Estate Owned	214	195	524	65	43
Repossessed Assets	41	48	11	213	196

Total Nonperforming Assets	$3,523	$2,281	$3,385	$2,402	$2,477

Percentage of Total Assets	0.22%	0.16%	0.25%	0.19%	0.22%

Percentage of Loans and Leases, Net of Unearned Discount	0.56%	0.39%	0.59%	0.45%	0.51%

     Nonperforming assets as a percentage of total assets increased 0.06% from the previous year and as a percentage of loans increased 0.17%. Nonperforming assets represent a drain on the earning ability of the Company. Decreases in earnings are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2004 in the opinion of management, the Company had $516,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

     The following is a summary of the Company’s recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)
Real Estate Loans	$261	$30	$231
Commercial Loans	1,555	182	1,373
Loans to Individuals	432	198	234

Balance at December 31, 2004	$2,248	$410	$1,838

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)
Real Estate Loans	$775	$104	$671
Commercial Loans	418	222	196
Loans to Individuals	354	146	208

Balance at December 31, 2003	$1,547	$472	$1,075

     The balances of impaired loans included above with no valuation allowances were $58,000 and $162,000, respectively, at December 31, 2004 and 2003, respectively.

     For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was approximately $1,492,000 and $1,771,000, respectively.

     The amount of interest recognized on loans that were nonaccruing or restructured during the year was $125,000, $104,000 and $160,000 for the years ended December 31, 2004, 2003 and 2002, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $186,000, $155,000 and $205,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following is a summary of the Allowance for Losses on Other Real Estate Owned for the years presented:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$—	$—	$—
Acquisition of OREO	—	—	105
Disposition of OREO	—	—	(105)

Balance at end of year	$—	$—	$—

SECURITIES ACTIVITY

     The securities portfolio of the Company plays a primary role in management of the interest rate sensitivity of the Company and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of the Company’s interest income and serves as a necessary source of liquidity.

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

Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of shareholders’ equity until realized.

Purchase of premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Management attempts to deploy investable funds into instruments which are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk. At December 31, 2004, the securities portfolio as a percentage of total assets was 54.4% and was larger than net loans which were 38.1% of total assets. For a discussion of the Company’s strategy in relation to the securities portfolio, see “Leverage Strategy” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following table sets forth the carrying amount of investment securities, mortgage-backed securities and marketable equity securities at December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
		(in thousands)
Available for Sale:
U.S. Treasury	$3,988	$20,946	$26,854
U.S. Government Agencies	39,881	21,015	12,859
Mortgage-backed Securities:
Direct Govt. and Govt. Sponsored
Enterprise Issues	471,454	572,586	460,638
Other Private Issues	8,021	11,995	28,377
State and Political Subdivisions	84,172	101,807	111,646
Other Stocks and Bonds	32,313	24,778	22,541

Total	$639,829	$753,127	$662,915

	December 31,
	2004	2003	2002
		(in thousands)
Held to Maturity:
Mortgage-backed Securities:
Direct Govt. Agency Issues	$241,058	$6,382	$—

Total	$241,058	$6,382	$—

     The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, and collateralized mortgage obligations and real estate mortgage investment conduits. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies, government sponsored enterprises, and direct whole loans) that pool and repackage the participation interests in the form of securities, to investors such as the Company. U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, the Federal National Mortgage Association (the “FNMA”) and the Government National Mortgage Association (the “GNMA”). Government sponsored enterprises are not backed by the full faith and credit of the United States government. Freddie Mac, FNMA and Federal Home Loan Bank are the primary government sponsored enterprises with which the Company purchases securities. The whole loans the Company purchases are all AAA rated collateralized mortgage obligations and real estate mortgage investment conduit tranches rated AAA due to credit support and/or insurance coverage.

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

     The Company’s mortgage-backed securities include collateralized mortgage obligations, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as real estate mortgage investment conduits. Collateralized mortgage obligations and real estate mortgage investment conduits (collectively collateralized mortgage obligations) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A collateralized mortgage obligation can be collateralized by loans or securities which are insured or guaranteed by FNMA, Freddie Mac, GNMA, or whole loans which, in the Company’s case, are all currently rated AAA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a collateralized mortgage obligation is segmented and paid in accordance with a predetermined priority to investors holding various collateralized mortgage obligation classes. By allocating the principal and interest cash flows from the underlying collateral among the separate collateralized mortgage obligation classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

     The combined investment securities, mortgage-backed securities, and marketable equity securities portfolio increased to $880.9 million at December 31, 2004, compared to $759.5 million at December 31, 2003, an increase of $121.4 million or 16.0%. Mortgage-backed securities increased $129.6 million or 21.9% during 2004 when compared to 2003. State and Political Subdivisions decreased $17.6 million or 17.3% during 2004. U. S. Treasury securities decreased during 2004 compared to 2003 by $17.0 million or 81.0%, U. S. Government agency securities increased $18.9 million or 89.8%. Other stocks and bonds increased $7.5 million or 30.4% in 2004 compared to 2003 due to increases of $435,000 in FHLB stock dividends, increased purchases of FHLB stock of $2.7 million and an increase in trust preferred securities of $4.4 million. Of the $4.4 million increase in trust preferred securities, $4.0 million are adjustable rate securities.

     During 2004, interest rates remained relatively low and the yield curve remained steep during the first half of the year but began to flatten during the second half of 2004. The Company used this low interest rate environment to reposition a portion of the securities portfolio in an attempt to reduce the overall duration and minimize prepayment of premium mortgage-backed securities. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with better call protected municipal securities. The decrease in the municipal securities portfolio was due partially in response to the growth of the Company’s municipal loan portfolio and the amount of tax free income the Company can support without being subject to alternative minimum tax long-term.

     The market value of the securities portfolio at December 31, 2004 was $883.1 million, which represented a net unrealized gain on that date of $7.6 million. The net unrealized gain was comprised of $10.5 million in unrealized gains and $2.9 million of unrealized losses. To the best of management’s knowledge, none of the securities at December 31, 2004 had an other than temporary impairment. Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

     On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates. There were no securities transferred from AFS to HTM during the third and fourth quarters of 2004. The Company has a significant amount of long-term Federal Home Loan Bank of Dallas (“FHLB”) fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM. At December 31, 2004, the Company did not have any plans to transfer additional AFS securities to HTM. Should conditions change, the Asset/Liability Management Committee (“ALCO”) may consider additional transfers in the future. There were no sales from the HTM portfolio during the years ended December 31, 2004, 2003 or 2002. There were $241.1 million and $6.4 million of securities classified as HTM for the years ended December 31, 2004 and 2003, respectively.

     The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2004 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
			After 1 But		After 5 But
	Within 1 Yr.		Within 5 Yrs.		Within 10 Yrs.		After 10 Yrs.
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available For Sale:
U.S. Treasury	$3,988	2.20%	$—	—	$—	—	$—	—
U.S. Government Agencies	21,963	2.06%	7,842	3.46%	10,076	4.12%	—	—
Mortgage-backed Securities	—	—	6,720	4.38%	70,219	4.24%	402,536	4.50%
State and Political Subdivisions	1,519	6.00%	5,469	5.53%	10,278	6.37%	66,906	6.78%
Other Stocks and Bonds	25,942	2.75%	—	—	—	—	6,371	5.06%

Total	$53,412	2.52%	$20,031	4.33%	$90,573	4.47%	$475,813	4.83%

	MATURING
			After 1 But		After 5 But
	Within 1 Yr.		Within 5 Yrs.		Within 10 Yrs.		After 10 Yrs.
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to Maturity:
Mortgage-backed Securities	$—	—	$—	—	$126,778	4.49%	$114,280	4.79%

Total	$—	—	$—	—	$126,778	4.49%	$114,280	4.79%

DEPOSITS AND BORROWED FUNDS

     Deposits provide the Company with its primary source of funds. The increase of $68.5 million or 7.8% in total deposits during 2004 provided the Company with funds for the growth in loans and provided partial funding for the increase in the securities portfolio. Deposits increased during 2004 primarily due to branch expansion and increased market penetration. Time deposits decreased $2.2 million or 0.7% during 2004 compared to 2003. Noninterest bearing demand deposits increased $34.2 million or 14.9% during 2004. Interest bearing demand deposits increased $32.3 million or 11.7% and saving deposits increased $4.2 million or 9.2% during 2004. The latter three categories, which are considered the lowest cost deposits, comprised 66.0% of total deposits at December 31, 2004 compared to 63.1% at December 31, 2003.

     The following table sets forth the Company’s deposits by category at December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Noninterest Bearing Demand Deposits	$263,898	$229,649	$193,305
Interest Bearing Demand Deposits	307,436	275,174	238,215
Savings Deposits	49,745	45,559	38,012
Time Deposits	319,907	322,147	344,954

Total Deposits	$940,986	$872,529	$814,486

During the year ended December 31, 2004, total time deposits of $100,000 or more increased $6.2 million, or 4.5% from December 31, 2003.

     The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
	Time	Other		Time	Other
	Certificates	Time		Certificates	Time
	of Deposit	Deposits	Total	of Deposit	Deposits	Total
			(in thousands)
Three months or less	$35,836	$21,000	$56,836	$28,456	$21,000	$49,456
Over three to six months	18,184	21,000	39,184	19,051	21,000	40,051
Over six to twelve months	17,890	459	18,349	20,828	—	20,828
Over twelve months	30,251	—	30,251	27,582	459	28,041

Total	$102,161	$42,459	$144,620	$95,917	$42,459	$138,376

     In previous years, the Company utilized brokered CDs as a funding source. At December 31, 2004, 2003 and 2002, the Company had no brokered CDs and brokered CDs represented zero percent of deposits. The Company’s current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

     Short-term obligations, consisting primarily of FHLB advances and federal funds purchased, increased $11.2 million or 5.6% during 2004 when compared to 2003. FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Federal funds purchased
Balance at end of period	$8,500	$3,525	$15,850
Average amount outstanding during the period (1)	2,042	1,300	2,122
Maximum amount outstanding during the period (4)	8,500	3,525	15,850
Weighted average interest rate during the period (2)	1.8%	1.4%	2.1%
Interest rate at end of period	2.5%	1.2%	1.8%

FHLB short-term advances
Balance at end of period	$198,901	$192,608	$153,422
Average amount outstanding during the period (1)	178,581	156,854	152,896
Maximum amount outstanding during the period (4)	198,901	192,608	175,362
Weighted average interest rate during the period (2)	3.6%	4.1%	3.7%
Interest rate at end of period	3.3%	3.4%	4.1%

Other obligations
Balance at end of period	$2,500	$2,598	$2,500
Average amount outstanding during the period (1)	1,156	1,144	1,707
Maximum amount outstanding during the period (4)	2,500	11,429	2,500
Weighted average interest rate during the period (2)	1.2%	0.9%	1.5%
Interest rate at end of period	1.9%	0.7%	1.0%

Short-term junior subordinated debentures (3)
Balance at end of period	$—	$—	$—
Average amount outstanding during the period (1)	—	1,753	—
Maximum amount outstanding during the period (4)	—	20,000	—
Weighted average interest rate during the period (2)	—	8.5%	—
Interest rate at end of period	—	—	—

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)	Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

(4)	The maximum amount outstanding of any month-end during the period.

     Long-term Obligations of FHLB advances increased $78.6 million or 31.2% during 2004 to $330.7 million when compared to $252.1 million in 2003. The increase was primarily the result of additional funding obtained to fund security purchases made during 2004.

     On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the “Trust II Issuer”), sold 1,695,000 cumulative convertible preferred securities (the “junior subordinated convertible debentures”) at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company’s common stock at an adjusted conversion price of $8.64 per common share any time prior to the redemption date. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock. This increased the Company’s number of shares of common stock outstanding to 10,358,880 at December 31, 2003, which is not adjusted for the 5% stock dividend in 2004.

     On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the “Trust Issuer”), sold 2,000,000 preferred securities (the “junior subordinated debentures”) at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. During 2004, the average interest rate on the adjustable rate trust preferred securities averaged 4.40%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

THE BANKING INDUSTRY IN TEXAS

     The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company’s control. During the last ten years the East Texas economy has diversified, decreasing the overall impact of fluctuating oil prices, however, the East Texas economy is still affected by the oil industry. During 2004, the economy in the Company’s market appeared to reflect stable growth. As described above, an area of concern to the Company is the personal bankruptcy rate. Management anticipates this could have some effect on the Company’s net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

     The activities engaged in by the Company are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. The Company expects the number of financial institutions in the Company’s market area to continue to increase. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998, federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions have a competitive advantage. Additionally, the Company must compete against several institutions located in East Texas and elsewhere in the Company’s market area which have capital resources and legal loan limits substantially in excess of those available to the Company. The Company faces competition from institutions that offer products and services the Company does not or cannot currently offer. Some institutions the Company competes with offer interest rate levels on loan and deposit products the Company is unwilling to offer due to interest rate risk and overall profitability concerns. The Company expects the competition to increase.

EMPLOYEES

     At February 15, 2005, the Company employed approximately 450 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and Southside Bank as of December 31, 2004, were as follows:

B. G. Hartley (Age 75), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Bank, having served in these capacities since the Bank’s inception in 1960.

Sam Dawson (Age 57), President, Secretary and Director of the Company. He also serves as President, Chief Operations Officer and Director of the Bank since 1996. He became an officer of the Company in 1982 and of the Bank during 1975.

Robbie N. Edmonson (Age 72), Vice Chairman of the Board of the Company and the Bank. He joined the Bank as a vice president in 1968.

Jeryl Story (Age 53), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Bank, since 1996. He joined the Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 48), Executive Vice President and Chief Financial Officer of the Company and of the Bank. He is also a Director of the Bank. He became an officer of the Company in 1985 and of the Bank during 1984.

     All the individuals named above serve in their capacity as officers of the Company and the Bank and are appointed annually by the Board of Directors of each entity.

SUPERVISION AND REGULATION

     Banking is a complex, highly regulated industry. Consequently, the Company’s growth and earnings performance can be affected not only by decisions of management and national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the TDB, United States Department of Treasury (the “Treasury Department”), the Internal Revenue Service and state taxing authorities.

     The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Bank and the Company establishes a comprehensive framework for the Company’s operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the Company’s shareholders and creditors. The following summarizes some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

     The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company. As discussed below, the Gramm-Leach-Bliley Act, which was enacted in 1999, established a new type of bank holding company known as a “financial holding company” that has powers that are not otherwise available to bank holding companies.

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

     Gramm-Leach-Bliley Act. Traditionally, the activities of bank holding companies had been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Act of 1999 (“GLBA”), which became effective on March 11, 2000, amended the Bank Holding Company Act and removed certain legal barriers separating the conduct of various types of financial services businesses. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions operate.

     Under GLBA, bank holding companies meeting certain eligibility requirements may elect to become a “financial holding company.” A financial holding company may engage in activities that are “financial in nature,” as well as additional activities that the Federal Reserve or Treasury Department determine are financial in nature or incidental or complimentary to financial activities. Under GLBA, “financial activities” specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities.

     A bank holding company may become a financial holding company under GLBA if each of its subsidiary banks is “well capitalized” under the FDIC Improvement Act prompt corrective action provisions, is “well managed” and has at least a “satisfactory” rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company elects to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.

     In a similar manner, GLBA expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally are limited to 45% of the total assets of the bank, and these investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and this type of subsidiary are subject to a number of limitations.

     Under GLBA, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. GLBA also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. The Company has not elected to become a financial holding company and to conduct the broader activities permitted under GLBA. However, there can be no assurance that the Company will not make such an election in the future.

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

     Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a bank holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA expanded the scope of individuals and entities against which such penalties may be assessed.

     Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a bank holding company or its affiliates.

     Capital Adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as Southside Delaware and the Company, and the FDIC monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider the Company’s and the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank.

     The Federal Reserve’s capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the bank holding company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

     Under regulatory capital guidelines, the Company must maintain a minimum Tier 1 capital ratio of at least 4% and a minimum total capital ratio of at least 8%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4% for all other banks. As of December 31, 2004, the Company’s total risk-based capital ratio was 18.60%, the Company’s Tier 1 risk-based capital ratio was 17.61% and the Company’s leverage capital ratio was 7.93%.

     The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets and that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2004, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

     Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends it receives from the Bank through Southside Delaware. The Company’s sources of income are dividends paid by the Bank. The Company must pay all of its operating expenses from funds the Company receives from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company’s operating expenses. In addition, in November 1985 the Federal Reserve adopted a policy statement concerning payment of cash dividends, which generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Company is also subject to certain restrictions on the payment of dividends as a result of the requirement that the Company maintain an adequate level of capital as described above and serve as a source of strength for the bank.

     Change in Bank Control Act. Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly, must give 60 days prior notice to the Federal Reserve. “Control” would exist when an acquiring party directly or indirectly has control of at least 25% of the Company’s voting securities or the power to direct the management or policies of the Company. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control or the power to vote at least 10% (but less than 25%) of the Company’s voting securities.

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

     The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general, applicable tax rates in effect from year to year and the discretion of the board of directors of the Bank. The Bank’s ability to pay dividends in the future will directly depend on the Bank’s future profitability, which cannot be accurately estimated or assured.

     Capital Adequacy. In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. At December 31, 2004, the Bank was well-capitalized and had a total risk-based capital ratio of 17.50%, a Tier 1 risk-based capital ratio of 16.51% and a leverage capital ratio of 7.43%.

     The Bank is regulated by the TDB and the FDIC. The FDIC requires minimum levels of Tier 1 capital and risk-based capital for FDIC-insured institutions. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis.

     On December 31, 2004, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank’s actual capital to total assets and risk-based capital ratios at December 31, 2004 were in excess of the minimum requirements.

     Also see discussion of “Capital Resources” under Item 7.

     Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. The FDIC’s “prompt corrective action” regulations divides banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4% or a leverage ratio of less than 4%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3% and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines.

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

     Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

     Community Reinvestment Act. Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the FDIC is charged with preparing a written evaluation of the Bank’s record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks have a Community Reinvestment Act rating of at least satisfactory. The Bank was last examined for compliance with the Community Reinvestment Act on April 26, 2004 and received a rating of “outstanding.”

     Deposit Insurance. The Bank’s deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the FDIC imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. There is currently a 27 basis point spread between the highest and the lowest assessment rates, so that banks classified as strongest were subject in 2003 to 0% assessment, and banks classified as weakest were subject to an assessment rate of 0.27%. In addition to the insurance assessment, each insured bank was subject in 2004 to an assessment on deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Under these assessment criteria, the Bank was required to pay annual deposit premiums to the Bank Insurance Fund in 2004. The Bank’s deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

     USA PATRIOT Act. Following the events of September 11, 2001, President Bush, on October 26, 2001, signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “USA PATRIOT Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA PATRIOT Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

     On April 24, 2002, the Treasury Department issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations.

     Transactions with Affiliates. Transactions between the Bank and any of their affiliates (including the Company) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans that it may make to its executive officers, and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.

     On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under GLBA.

     Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank’s facilities and within the Bank’s market area. If other banks were to establish branch facilities near the Bank’s facilities, it is uncertain whether these branch facilities would have a material adverse effect on the business of the Bank.

     In 1994, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Texas law permits interstate branching in two manners, with certain exceptions. First, a financial institution with its main office outside of Texas may establish a branch in the State of Texas by acquiring a financial institution located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition. In addition, a financial institution with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the financial institution’s main office is located in a state that would permit Texas institutions to establish a branch on a de novo basis in that state.

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

     Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

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

     Annual Audits. Every bank with total assets in excess of $500 million, such as the Bank, must have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with United States generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

     All of the above laws and regulations add to the cost of the Company’s operations and thus have a negative impact on profitability. It should be noted that there has been a tremendous expansion experienced in recent years by financial service providers that are not subject to the same rules and regulations as are applicable to Southside Delaware and the Company. The Company’s management and the Bank’s management cannot predict what other legislation might be enacted or what other regulations might be adopted and the effects thereof on the Company and the Bank.

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

     Also see discussion of “Banking Industry in Texas” above.

ITEM 2. PROPERTIES

     Southside Bank owns or operates the following properties:

•	Southside main branch at 1201 South Beckham Avenue, Tyler, Texas. The executive offices of Southside Bancshares, Inc. are located at this location.

•	Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas. The Southside Annex is directly adjacent to the main bank building. Human Resources, the Trust Department and other support areas are located in this building.

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office lending, training facilities and other support areas are located in this building.

•	Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas.

•	South Broadway branch at 6201 South Broadway, Tyler, Texas.

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas.

•	Downtown branch at 113 W. Ferguson Street, Tyler, Texas.

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas.

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas.

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas.

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas.

•	Jacksonville main branch at 1015 S. Jackson Street, Jacksonville, Texas.

•	Thirty-four Automatic Teller Machines (ATM’s) located throughout Smith, Gregg, Cherokee and Henderson Counties.

Southside Bank currently operates full service banks in leased space in thirteen grocery stores and one lending center in leased office space in the following locations:

•	One in Bullard, Texas

•	One in Lindale, Texas

•	One in Flint, Texas

•	One in Whitehouse, Texas

•	Three in Longview, Texas

•	Five in Tyler, Texas

•	One in Chandler, Texas

•	Gresham mortgage lending center at 16637 FM 2493, Tyler, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended December 31, 2004, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The Company’s common stock trades on the Nasdaq National Market under the symbol “SBSI.” The high/low prices shown below represent the daily weighted average prices on the Nasdaq National Market for the period from January 1, 2003 to December 31, 2004. During the third quarters of 2004 and 2003, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2004	$18.86 - 17.59	$19.78 - 17.25	$21.13 - 18.13	$25.84 - 19.56
December 31, 2003	$16.15 - 13.34	$17.72 - 14.87	$16.40 - 15.26	$18.07 - 15.21

     On February 10, 2005, the Company declared a 5% stock dividend payable to shareholders of record March 8, 2005. The stock prices shown above were not adjusted to reflect this stock dividend.

     See “Item 7. Capital Resources” for a discussion of the Company’s common stock repurchase program.

STOCKHOLDERS

     There were approximately 1,100 holders of record of the Company’s common stock, the only class of equity securities currently issued and outstanding, as of February 18, 2005.

DIVIDENDS

     Cash dividends declared and paid were $0.42, $0.36 and $0.33 per share for the years ended December 31, 2004, 2003 and 2002 respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2004, 2003 and 2002. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company’s earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. For additional discussion relating to restrictions that limit the Company’s ability to pay dividends refer to “Supervision and Regulation” and “Capital Guidelines” in Item 1. Business and “Capital Resources” in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations. The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2004	$0.10	$0.10	$0.10	$0.12
December 31, 2003	$0.08	$0.08	$0.10	$0.10
December 31, 2002	$0.07	$0.09	$0.07	$0.10

STOCK-BASED COMPENSATION PLANS

     Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2004, is presented in Item 12 of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

     Set forth below is certain information regarding repurchases of our common stock during the fourth quarter ended December 31, 2004:

				Maximum
			(c) Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased	that May
	(a) Total	(b)	as Part of	Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan	Plan (1)
October 1, 2004 – October 31, 2004	—	—	—	$1,210,683
November 1, 2004 – November 30, 2004	—	—	—	1,210,683
December 1, 2004 – December 31, 2004	22,000	$23.65	22,000	690,283
Total	22,000	$23.65	22,000

(1) During 2004, the Company approved the continuation of its stock repurchase plan, committing $2.0 million to repurchase common stock during 2004 with re-evaluation on a quarterly basis. During the quarter and twelve months ended December 31, 2004, the Company purchased 22,000 and 64,600 shares of common stock, respectively, at an average price of $23.65 and $20.27, respectively. During 2005, the Company approved the continuation of its stock repurchase plan, committing $5.0 million to repurchase common stock during 2005 with re-evaluation on a quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company’s results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2004. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as set forth in this report.

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Balance Sheet Data:

Investment Securities	$133,535	$144,876	$151,509	$158,818	$161,285

Mortgage-backed and Related Securities	$720,533	$590,963	$489,015	$454,078	$412,247

Loans, Net of Allowance for Loan Loss	$617,077	$582,721	$564,265	$528,124	$476,402

Total Assets	$1,619,643	$1,454,952	$1,349,186	$1,276,737	$1,151,881

Deposits	$940,986	$872,529	$814,486	$757,954	$720,605

Long-term Obligations	$351,287	$272,694	$265,365	$297,663	$216,595

Income Statement Data:

Interest & Deposit Service Income	$80,793	$73,958	$79,959	$87,559	$83,463

Income before cumulative effect of change in accounting principle	$16,099	$13,564	$13,325	$12,725	$9,825

Net Income	$16,099	$13,564	$13,325	$11,731	$9,825

Per Share Data:

Net Income Per Common Share:

Basic before cumulative effect of change in accounting principle	$1.47	$1.43	$1.46	$1.40	$1.06

Basic	$1.47	$1.43	$1.46	$1.29	$1.06

Diluted before cumulative effect of change in accounting principle	$1.39	$1.22	$1.22	$1.18	$1.02

Diluted	$1.39	$1.22	$1.22	$1.09	$1.02

Cash Dividends Paid Per Common Share	$0.42	$0.36	$0.33	$0.25	$0.225

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides a comparison of the Company’s results of operations for the years ended December 31, 2004, 2003, and 2002 and financial condition as of December 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related notes. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends declared and paid prior to January 1, 2005. On February 10, 2005, the Company declared a 5% stock dividend payable to shareholders of record March 8, 2005. The share data presented in Item 7. is not adjusted to reflect this stock dividend.

FORWARD-LOOKING INFORMATION

     Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 1 – Business” and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either in the State of Texas, nationally or globally, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, adverse changes in Government Sponsored Enterprises (the “GSE’s”) status or financial condition impacting the GSE’s guarantees or ability to pay or issue debt, economic or other disruptions caused by acts of terrorism or military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve or interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

     The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. The internal loan review department for the Company is responsible for an ongoing review of the Company’s entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

     As of December 31, 2004, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.9 million was adequate to cover probable losses in the portfolio.

     Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

     Fair values for most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

     Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan are presented in Note 12 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At December 31, 2004, the weighted-average actuarial assumption of the Company’s plan were: discount rate 5.75%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

     Impairment of Investment Securities and Mortgage-backed Securities. Investment and mortgage-backed securities classified as available for sale are carried at fair values and the impact of changes in fair value are recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity. In addition, securities classified as available for sale or held to maturity are subject to the Company’s review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; credit event or interest rate related; the Company’s ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

OVERVIEW

OPERATING RESULTS

     During the year ended December 31, 2004, the Company’s net income increased $2.5 million, or 18.7%, to $16.1 million, from $13.6 million for the same period in 2003. The increase in net income was primarily attributable to an increase in interest income and a decrease in interest expense. Interest income increased primarily from increases in interest income on mortgage-backed and related securities. Interest expense decreased primarily from decreases in the interest expense on deposits and long-term obligations. These increases were partially offset by decreases in noninterest income and increases in noninterest expenses and income taxes. The decreases in noninterest income were primarily a result of decreases in gain on sale of securities available for sale and decreases in gain on sale of loans. The majority of the increase in noninterest expense was a result of increases in salaries and employee benefits due to normal payroll increases, staff increases due to opening new branches, and higher benefit costs. There was also a significant increase in professional fees. Earnings per fully diluted share were $1.39 and $1.22, respectively, for the years ended December 31, 2004 and 2003.

FINANCIAL CONDITION

     Total assets increased $164.7 million or 11.3% to $1.62 billion at December 31, 2004 from $1.45 billion at December 31, 2003. The increase was primarily attributable to a $121.4 million increase in the securities portfolio and a $34.4 million increase in net loans. The securities portfolio totaled $880.9 million at December 31, 2004 compared to $759.5 million at December 31, 2003. At December 31, 2004, net loans were $617.1 million compared to $582.7 million at December 31, 2003. The increase in securities and loans was funded by increases in deposits and FHLB advances.

     Nonperforming assets at December 31, 2004 increased to $3.5 million, and represented 0.22% of total assets, compared to $2.3 million or 0.16% of total assets at December 31, 2003. Nonaccruing loans increased to $2.2 million and the ratio of nonaccruing loans to total loans increased to 0.36% at December 31, 2004 as compared to $1.5 million and 0.26% at December 31, 2003. Approximately $1.3 million of the nonaccrual loans at December 31, 2004, are loans that have an average SBA guarantee of approximately 75%. Other real estate owned increased to $214,000 at December 31, 2004 from $195,000 at December 31, 2003. Loans 90 days past due at December 31, 2004 increased to $827,000 compared to $272,000 at December 31, 2003. Loans 90 days past due include four residential mortgage loans that total approximately $600,000. Restructured loans at December 31, 2004 decreased to $193,000 compared to $219,000 at December 31, 2003.

     Deposits increased $68.5 million to $941.0 million at December 31, 2004 from $872.5 million at December 31, 2003. FHLB advances were $529.6 million at December 31, 2004, an $84.9 million increase from $444.7 million at December 31, 2003. Short-term FHLB advances increased $6.3 million to $198.9 million at December 31, 2004 from $192.6 million at December 31, 2003. Long-term FHLB advances increased $78.6 million to $330.7 million at December 31, 2004 from $252.1 million at December 31, 2003. Other borrowings at December 31, 2004 and 2003 totaled $31.6 million and $26.7 million, respectively, and at December 31, 2004 consisted of $11.0 million of Short-term borrowings and $20.6 million of Long-term debt.

     On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the “Trust II Issuer”), sold 1,695,000 cumulative convertible preferred securities (the “junior subordinated convertible debentures”) at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company’s common stock at an adjusted conversion price of $8.64 per common share any time prior to the redemption date. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock. This increased the Company’s number of shares of common stock outstanding to 10,358,880 at December 31, 2003, which is not adjusted for the 5% stock dividend in 2004.

     On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the “Trust Issuer”), sold 2,000,000 preferred securities (the “junior subordinated debentures”) at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. During 2004, the average interest rate on the adjustable rate trust preferred securities averaged 4.40%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

     Shareholders’ equity at December 31, 2004 totaled $104.7 million compared to $100.4 million at December 31, 2003. The increase primarily reflects the net income recorded for the year ended December 31, 2004, and the increase in the common stock issued of $1.6 million as a result of the Company’s incentive stock option and dividend reinvestment plans. These increases were partially offset by the repurchase of 64,600 shares of the outstanding common stock at an average price of $20.27 per share, the payment of cash dividends and a decrease in the accumulated other comprehensive income (loss) of $8.1 million. The decrease in accumulated other comprehensive income (loss) is composed of a $5.3 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see Note 3) and a $2.8 million, net of tax, minimum pension liability adjustment.

     During 2004 the economy in the Company’s market area appeared to reflect stable growth. One area of concern is the personal bankruptcy rate. Management expects the personal bankruptcy rate could have some effect on the Company’s net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

     Key financial indicators management follows include but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

LEVERAGE STRATEGY

     In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, and increased interest rate risk. During 2004 and continuing into the first two months of 2005, the yield curve has flattened significantly. During this flattening curve cycle, there has been a combination of increasing short-term interest rates combined with relatively flat to decreasing long-term (10 years and out) interest rates. Should this trend in the yield curve continue, the Company may not see prepayment speeds on its mortgage-backed securities slow and could see prepayment speeds increase. In addition, at the same time the Company could see its funding costs rise. Increased prepayment speeds and rising funding costs would most likely squeeze the Company’s net interest margin. The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company’s equity capital significantly.

     The Company will attempt to adopt a balance sheet strategy going forward to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth available in the Company’s market area. If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then additional securities will be purchased if they can be purchased at what the Company believes are acceptable margins. If acceptable securities are not available to purchase, the Company could reduce the level of securities through maturities of securities, principal payments and, or sales of securities. During 2004, sufficient quality loan growth was not available at a market price the Company was willing to accept. As a result, the securities portfolio as a percentage of total assets increased to 54.4% at December 31, 2004 from 52.2% at December 31, 2003. On the liability side, the Company will continue to utilize a combination of advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as ALCO objectives. During the 2004 interest rate environment, long-term deposits necessary to balance ALCO objectives, as a result of long-term assets added to the balance sheet, were not available in the Company’s market area at a market price the Company was willing to accept. As a result, FHLB borrowings as a percentage of deposits increased to 56.3% at December 31, 2004 from 51.0% at December 31, 2003. The increase in FHLB advances were primarily long-term advances. The intended net result of the overall balance sheet strategy is to increase the Company’s net interest spread. The leverage strategy is dynamic and requires ongoing management. As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities, proper amount of securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. If the flattening yield curve cycle trend discussed above continues, the overall yield on the mortgage-backed securities may not increase and could decrease. If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

RESULTS OF OPERATIONS

     The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s noninterest income, provision for loan losses and noninterest expenses. General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of mortgage-backed securities and loans, repricing of loan relationships, government policies and actions of regulatory authorities, also significantly affect the Company’s results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 2004
COMPARED TO DECEMBER 31, 2003

NET INTEREST INCOME

     Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates or interest rate yield curves as well as volume and mix changes in interest earning assets and interest bearing liabilities materially impact net interest income.

     Net interest income for the year ended December 31, 2004 was $39.4 million, an increase of $8.0 million or 25.7% compared to the same period in 2003. The overall increase in net interest income was primarily the result of increases in mortgage-backed and related securities and taxable investment securities combined with a decrease in interest expense on deposits and long-term obligations. During the year ended December 31, 2004, total interest income increased $6.0 million or, 9.8% as a result of an increase in average interest earning assets of $143.9 million or 11.4%, which more than offset the slight decrease in average yield on average interest earning assets from 5.15% at December 31, 2003 to 5.05% at December 31, 2004. Total interest expense decreased $2.0 million or 6.9% to $27.6 million during the year ended December 31, 2004 as compared to $29.7 million during the same period in 2003. The decrease was attributable to a decrease in the average yield on interest bearing liabilities December 31, 2004, to 2.41% from 2.82% for the same period in 2003 which was partially offset by an increase in average interest bearing liabilities of $93.0 million or 8.8%.

     Net interest income increased during 2004 as a result of increases in the Company’s net interest margin and spread during the year ended December 31, 2004 to 3.08% and 2.64%, respectively when compared to 2.80% and 2.33%, respectively for the same period in 2003, which was due to several factors. The higher overall interest rate environment during 2004 when compared to 2003, contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area. This decrease in prepayments on mortgage loans combined with a restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income. A return to long-term interest rate levels experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricings. Other factors that impacted the Company’s net interest margin and spread included a reduction in interest expense on the Company’s trust preferred securities during the year ended December 31, 2004 of $1.5 million or 61.7% and a decrease in the interest expense on the Company’s interest bearing deposits of $1.3 million or 11.6%. Partially offsetting these decreases in interest expense was an increase in interest expense on long-term FHLB advances of $782,000 or 8.4% due to the increase in the average balance outstanding.

     During the year ended December 31, 2004, average loans, funded by the growth in average deposits, increased $34.5 million or 6.1%, compared to the same period in 2003. The average yield on loans decreased from 6.50% at December 31, 2003 to 6.11% at December 31, 2004. The decrease in the yield on loans was reflective of the repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment. If interest rates remain low or move lower the Company anticipates it will be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could continue to impact the overall loan yield. The decrease in interest income on loans of $518,000 or 1.5% was the result of the decrease in the average yield on loans which was partially offset by the increase in average loans.

     Average investment and mortgage-backed securities increased $110.3 million or 16.9% for the year ended December 31, 2004 when compared to the same period in 2003. This increase was primarily funded by an increase in FHLB advances and an increase in average deposits. The overall yield on average investment and mortgage-backed securities increased to 4.35% during the year ended December 31, 2004 from 4.13% during the same period in 2003, due in large part to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense. Interest income on investment and mortgage-backed securities increased $6.6 million in 2004 or 26.3% compared to 2003 due to an increase in both the average yield and the average balance on securities during 2004.

     Interest income from marketable equity securities, federal funds and other interest earning assets decreased $56,000 or 9.2% for the year ended December 31, 2004 when compared to 2003 primarily as a result of lower average interest rates paid on FHLB stock during 2004.

     During the year ended December 31, 2004 securities increased more than loans. As a result, the mix of the Company’s average interest earning assets reflected a decrease in average total loans as a percentage of total average interest earning assets compared to the prior year end as loans averaged 43.3% during 2004 compared to 45.7% during 2003, a direct result of less loan growth when compared to the growth in securities. Securities averaged 56.1% of average total interest earning assets and other interest earning asset categories averaged 0.6% for December 31, 2004. During 2003 the comparable mix was 53.7% in securities and 0.6% in the other interest earning asset categories.

     Total interest expense decreased $2.0 million or 6.9% to $27.6 million during the year ended December 31, 2004 as compared to $29.7 million during the same period in 2003. The decrease was attributable to a decrease in the average yield on interest bearing liabilities partially offset by an increase in average interest bearing liabilities of $93.0 million or 8.8%. Average interest bearing deposits increased $22.2 million or 3.5% while the average rate paid decreased from 1.82% at December 31, 2003 to 1.56% at December 31, 2004. Average time deposits decreased $12.6 million or 3.8% and the average rate paid decreased 33 basis points. Average interest bearing demand deposits increased $30.1 million or 12.0% while the average rate paid decreased 3 basis points. Average savings deposits increased $4.8 million or 10.9% while the average rate paid decreased 19 basis points. Average noninterest bearing demand deposits increased $39.2 million or 18.9% during 2004. The latter three categories, which are considered the lowest cost deposits, comprised 64.4% of total average deposits during the year ended December 31, 2004 compared to 60.2% during 2003 and 54.4% during 2002. The increase in average total deposits is reflective of overall bank growth and branch expansion.

     The Company’s current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2004, 2003 and 2002, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

     The following table sets forth the Company’s deposit averages by category for the years ended December 31, 2004, 2003 and 2002:

	COMPOSITION OF DEPOSITS
	Years Ended December 31,
	2004		2003		2002
	(dollars in thousands)
	AVG.	AVG.	AVG.	AVG.	AVG.	AVG.
	BALANCE	YIELD	BALANCE	YIELD	BALANCE	YIELD

Noninterest Bearing Demand Deposits	$246,477	N/A	$207,253	N/A	$183,683	N/A
Interest Bearing Demand Deposits	281,452	0.72%	251,348	0.75%	204,344	1.39%
Savings Deposits	48,456	0.48%	43,687	0.67%	34,848	1.48%
Time Deposits	319,083	2.46%	331,713	2.79%	354,966	3.62%

Total Deposits	$895,468	1.13%	$834,001	1.37%	$777,841	2.08%

     Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $181.8 million, an increase of $22.5 million or 14.1% for the year ended December 31, 2004 when compared to the same period in 2003. Interest expense associated with short-term interest bearing liabilities decreased $15,000 or 0.2% and the average rate paid decreased 51 basis points for the year ended December 31, 2004 when compared to the same period in 2003 due primarily to higher interest bearing FHLB advances rolling off and being replaced by lower interest rate advances. This more than offset the increase in the average balance of short-term FHLB advances. Average long-term interest bearing liabilities consisting of FHLB advances increased $61.1 million or 26.3% during the year ended December 31, 2004 to $293.5 million as compared to $232.4 million at December 31, 2003. Interest expense associated with long-term FHLB advances increased $782,000 or 8.4% and the average rate paid decreased 57 basis points for the year ended December 31, 2004 when compared to the same period in 2003. The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific loans.

     Average short-term junior subordinated debentures decreased $1.8 million or 100% during the year ended December 31, 2004 when compared to same period in 2003. There were no short-term junior subordinated debentures outstanding at any time during 2004. On September 4, 2003, the Company announced it would redeem on October 6, 2003 the $20.0 million of long-term junior subordinated debentures the Company originally issued during 1998. The average balance in 2003 reflects the reclassification of the long-term junior subordinated debentures to short-term until they were redeemed.

     Average long-term junior subordinated convertible debentures decreased $11.7 million or 100% during the year ended December 31, 2004 compared to the same period in 2003. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock. This increased the Company’s number of shares of common stock outstanding to 10,358,880 at December 31, 2003, which is not adjusted for the 5% stock dividend in 2004. Interest expense associated with the long-term convertible debentures decreased $834,000 or 100% for the year ended December 31, 2004, when compared to the same period in 2003 due to the fact the debentures did not exist during 2004.

     Average long-term junior subordinated debentures (the “Cumulative Trust Preferred Securities”) decreased $20 million or 100% from December 31, 2003 to December 31, 2004. Interest expense decreased $1.4 million or 100% for the year ended December 31, 2004 when compared to the same period in 2003. On October 6, 2003, Southside Capital Trust I, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. During 2004, the average interest rate on the adjustable rate trust preferred securities averaged 4.40%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

RESULTS OF OPERATIONS

     The following table presents average balance sheet amounts and average yields for the years ended December 31, 2004, 2003 and 2002. The information should be reviewed in conjunction with the financial statements for the same years then ended. Two major components affecting the Company’s earnings are the interest earning assets and interest bearing liabilities. A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities .

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$604,658	$36,921	6.11%	$570,122	$37,035	6.50%	$547,829	$39,278	7.17%
Loans Held For Sale	3,570	180	5.04%	5,694	309	5.43%	4,502	317	7.04%
Securities:
Inv. Sec. (Taxable)(4)	45,400	1,072	2.36%	31,040	622	2.00%	27,363	923	3.37%
Inv. Sec. (Tax-Exempt)(3)(4)	75,048	5,333	7.11%	86,935	6,220	7.15%	115,918	8,494	7.33%
Mortgage-backed Sec.(4)	643,323	26,845	4.17%	535,506	20,149	3.76%	470,272	23,647	5.03%
Marketable Equity Sec	24,309	477	1.96%	22,734	519	2.28%	22,106	654	2.96%
Interest Earning Deposits	634	8	1.26%	622	10	1.61%	675	22	3.26%
Federal Funds Sold	6,886	67	0.97%	7,303	79	1.08%	1,736	30	1.73%

Total Interest Earning Assets	1,403,828	70,903	5.05%	1,259,956	64,943	5.15%	1,190,401	73,365	6.16%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	37,881			36,862			35,649
Bank Premises and Equipment	30,576			30,038			29,947
Other Assets	40,376			42,112			40,607
Less: Allowance for Loan Loss	(6,597)			(6,534)			(6,118)

Total Assets	$1,506,064			$1,362,434			$1,290,486

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $2,216, $1,941 and $1,494 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $1,687, $2,002 and $2,630 for the years ended December 31, 2004, 2003 and 2002, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:	As of December 31, 2004, 2003 and 2002, loans totaling $2,248, $1,547 and $2,238, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2004			December 31, 2003			December 31, 2002
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$48,456	234	0.48%	$43,687	291	0.67%	$34,848	517	1.48%
Time Deposits	319,083	7,847	2.46%	331,713	9,257	2.79%	354,966	12,840	3.62%
Interest Bearing Demand Deposits	281,452	2,027	0.72%	251,348	1,889	0.75%	204,344	2,840	1.39%
Short-term Interest Bearing Liabilities	181,779	6,499	3.58%	159,298	6,514	4.09%	156,725	5,729	3.66%
Short-term Junior Subordinated Debentures (5)	—	—	—	1,753	154	8.78%	—	—	—
Long-term Interest Bearing Liabilities-FHLB	293,499	10,076	3.43%	232,371	9,294	4.00%	232,701	11,424	4.91%
Long-term Junior Subordinated Convertible Debentures (6)	—	—	—	11,673	834	7.14%	15,314	1,334	8.71%
Long-term Junior Subordinated Debentures (7)	—	—	—	20,000	1,419	7.10%	20,000	1,700	8.50%
Long-term Debt (8)	20,619	923	4.40%	—	—	—	—	—	—

Total Interest Bearing Liabilities	1,144,888	27,606	2.41%	1,051,843	29,652	2.82%	1,018,898	36,384	3.57%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	246,477			207,253			183,683
Other Liabilities	9,534			18,487			12,545

Total Liabilities	1,400,899			1,277,583			1,215,126

SHAREHOLDERS’ EQUITY	105,165			84,851			75,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,506,064			$1,362,434			$1,290,486

NET INTEREST INCOME		$43,297			$35,291			$36,981

NET YIELD ON AVERAGE EARNING ASSETS			3.08%			2.80%			3.11%

NET INTEREST SPREAD			2.64%			2.33%			2.59%

(5)	Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

(6)	Southside Capital Trust II

(7)	Southside Capital Trust I through September 3, 2003, the day before its redemption was announced and Southside Statutory Trust III issued September 4, 2003.

(8)	Southside Statutory Trust III

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2004 Compared to 2003
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$2,176	$(2,290)	$(114)
Loans Held For Sale	(108)	(21)	(129)
Investment Securities (Taxable)	325	125	450
Investment Securities (Tax Exempt) (1)	(845)	(42)	(887)
Mortgage-backed Securities	4,344	2,352	6,696
Marketable Equity Securities	34	(76)	(42)
Federal Funds Sold	(4)	(8)	(12)
Interest Earning Deposits	—	(2)	(2)

Total Interest Income	5,922	38	5,960

INTEREST EXPENSE:
Savings Deposits	29	(86)	(57)
Time Deposits	(342)	(1,068)	(1,410)
Interest Bearing Demand Deposits	219	(81)	138
Short-term Interest Bearing Liabilities	858	(873)	(15)
Short-term Junior Subordinated Debentures	(154)	—	(154)
Long-term FHLB Dallas Advances	2,220	(1,438)	782
Long-term Junior Subordinated Convertible Debentures	(834)	—	(834)
Long-term Junior Subordinated Debentures	(1,419)	—	(1,419)
Long-term Debt	923	—	923

Total Interest Expense	1,500	(3,546)	(2,046)

Net Interest Income	$4,422	$3,584	$8,006

	Years Ended December 31,
	2003 Compared to 2002
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$1,553	$(3,796)	$(2,243)
Loans Held For Sale	74	(82)	(8)
Investment Securities (Taxable)	112	(413)	(301)
Investment Securities (Tax Exempt) (1)	(2,078)	(196)	(2,274)
Mortgage-backed Securities	2,987	(6,485)	(3,498)
Marketable Equity Securities	18	(153)	(135)
Federal Funds Sold	64	(15)	49
Interest Earning Deposits	(2)	(10)	(12)

Total Interest Income	2,728	(11,150)	(8,422)

INTEREST EXPENSE:
Savings Deposits	108	(334)	(226)
Time Deposits	(798)	(2,785)	(3,583)
Interest Bearing Demand Deposits	553	(1,504)	(951)
Short-term Interest Bearing Liabilities	95	690	785
Short-term Junior Subordinated Debentures	154	—	154
Long-term FHLB Dallas Advances	(16)	(2,114)	(2,130)
Long-term Junior Subordinated Convertible Debentures	(285)	(215)	(500)
Long-term Junior Subordinated Debentures	—	(281)	(281)

Total Interest Expense	(189)	(6,543)	(6,732)

Net Interest Income	$2,917	$(4,607)	$(1,690)

(1)	Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the year ended December 31, 2004 was $925,000 compared to $1.2 million for December 31, 2003. For the year ended December 31, 2004, the Company had net charge-offs of loans of $397,000, a decrease of 59.9% compared to December 31, 2003. For the year ended December 31, 2003, net charge-offs on loans were $990,000.

     The decrease in net charge-offs for 2004 is due to a combination of a decrease in total charge-offs and an increase in total recoveries. Total charge-offs for commercial loans decreased $318,000 from December 31, 2003. Total charge-offs for loans to individuals decreased $180,000 from December 31, 2003. These decreases in total charge-offs were partially offset by an increase in charge-offs on real estate loans of $65,000. Total recoveries increased $160,000 from December 31, 2003. During the third quarter of 2004, the Company had a recovery on one loan of $299,000.

     As of December 31, 2004, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.9 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2004 and the comparable year ended December 31, 2003 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2004	2003	Change
	(dollars in thousands)
Deposit services	$13,793	$12,958	6.4%
Gain on sale of securities available for sale	2,759	5,033	(45.2%)
Gain on sale of loans	1,644	2,667	(38.4%)
Trust income	1,248	1,063	17.4%
Bank owned life insurance income	812	986	(17.6%)
Other	1,647	1,406	17.1%

Total noninterest income	$21,903	$24,113	(9.2%)

     Total noninterest income for the year ended December 31, 2004 decreased 9.2% or $2.2 million compared to 2003. Securities gains decreased $2.3 million or 45.2% from 2003. Reasons for the reduced gains included interest rate lows during 2003 that were much lower than during 2004 and the Company had less securities it wanted to sell during 2004, due to the 2004 interest rate environment and the repositioning of the securities portfolio during 2003. Of the $2.8 million in net securities gains from the AFS portfolio in 2004, there were $0.5 million in realized losses and $3.3 million in realized gains. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an effort to maximize the total return of the securities portfolio, reduce alternative minimum tax and attempt to continue to reduce prepayments on mortgage-backed securities due to the relatively low interest rate environment experienced during 2004. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2004, interest rates remained relatively low and the yield curve remained steep during the first half of the year but began to flatten during the second half of 2004. The Company used this interest-rate environment to reposition a portion of the securities portfolio. Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with better call protected municipal securities. It is uncertain if economic conditions or ALCO and investment portfolio objectives that would precipitate sales of available for sale securities, will exist during 2005. Therefore, it is uncertain if the Company will have net gains on sales of securities during 2005.

     Gain on sale of loans decreased $1.0 million or 38.4% due to the decrease in the level of mortgage loan refinancings the Company handled during 2004 when compared to 2003. While long-term interest rates remained relatively low during 2004, they did not reach the lows experienced during 2003, which the Company believes is the primary reason for the decrease in the level of 1-4 family residential loan refinancings the Company handled during 2004. The increase in deposit services income of $835,000 or 6.4% was a result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in debit card income. Trust income increased $185,000 or 17.4% as a result of growth in managed assets experienced in the Trust department. Bank-owned life insurance decreased $174,000 or 17.6%. During 2003, the Company eliminated split dollar agreements with several of its executives which resulted in the repayment of premiums as specified in the agreements, thereby, increasing BOLI income during 2003. In addition, the average rate paid on the bank-owned life insurance cash surrender value decreased during 2004, when compared to 2003. Other noninterest income increased $241,000 or 17.1% primarily as a result of increases in Southside Select fee income, credit life income, exchange fee income, and merchant credit card fee income. The increase was partially offset by decreases in gain on sale of assets, other recoveries and income from check sales.

NONINTEREST EXPENSE

     The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2004 and the comparable year ended December 31, 2003 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2004	2003	Change
	(dollars in thousands)
Salaries and employee benefits	$25,395	$23,182	9.5%
Net occupancy expense	4,120	3,954	4.2%
Equipment expense	759	712	6.6%
Advertising, travel and entertainment	1,852	1,775	4.3%
ATM expense	628	634	(0.9%)
Amortization	5	990	(99.5%)
Director fees	646	498	29.7%
Supplies	608	638	(4.7%)
Professional fees	1,023	685	49.3%
Postage	561	566	(0.9%)
Other	4,724	4,472	5.6%

Total noninterest expense	$40,321	$38,106	5.8%

     Noninterest expense for the year ended December 31, 2004 increased $2.2 million or 5.8% when compared to the year ended December 31, 2003. Salaries and employee benefits increased $2.2 million or 9.5% due to several factors. Direct salary expense and payroll taxes increased $859,000 or 4.7% as a result of normal payroll increases and staff increases due to opening new branches. Retirement expense increased $220,000 or 9.3% for the year ended December 31, 2004 primarily as a result of postretirement expense associated with new split dollar agreements during 2004, and to a lesser extent actuarial assumptions associated with the Company’s defined benefit pension plan. During 2004 the Bank entered into split dollar agreements with eight of its executive officers. The agreements provide the Bank will be the beneficiary under life insurance policies insuring the executives lives, however, the executives have the right to designate the beneficiaries of the death benefits guaranteed in each agreement. The agreements generally provide for death benefits of an initial aggregate amount of $4.5 million. The individual amounts will be increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%. The agreements also state that before and after the executives retirement dates, the Bank shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $145,000 for the year ended December 31, 2004. The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2004 when compared to 2003 and assumed the long-term rate of return is 8.5% and the assumed discount rate is 6.5%. The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future. If either of these assumptions were decreased the cost and funding required for the retirement plan could increase.

     Health and life insurance expense increased $1.1 million or 47.3% for the year ended December 31, 2004 due to increased health claims expense and reinsurance costs. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase in 2005.

     Amortization expense decreased $985,000 or 99.5% due to the amortization expense associated with the redemption of Southside Capital Trust I cumulative trust preferred securities on September 4, 2003. The unamortized origination cost associated with the redemption was expensed during the third quarter of 2003.

     Director fees increased $148,000 or 29.7%, primarily as a result of increased fee amounts paid to holding company directors, and the addition of one holding company director in late 2003, that received fees during all of 2004.

     Professional fees increased $338,000 or 49.3%, primarily due to consulting fees associated with documenting and testing the Company’s internal and financial controls related to the implementation of Sarbanes-Oxley Section 404.

     Other expense increased $252,000 or 5.6% during the year ended December 31, 2004 compared to 2003. The increase was due to increases in accounting fees, trust fees, other losses and bank examination fees. The increase was partially offset by the decrease in the loss on retirement of assets that occurred during 2003.

INCOME TAXES

     Income tax expense was $4.0 million for the year ended December 31, 2004 and represented a $1.4 million or 53.1% increase from the year ended December 31, 2003. The effective tax rate as a percentage of pre-tax income was 19.7% in 2004, 16.0% in 2003 and 14.1% in 2002. The increase in the effective tax rate and income tax expense for 2004 was due to the increase in taxable income as a percentage of total income for the year ended December 31, 2004 when compared to December 31, 2003. The increase in taxable income during 2004 was primarily a result of overall increased income combined with relatively unchanged overall tax free income. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.1 million amortization expense during 2003 and the level of tax free income. During 2004, the Company did not have the amortization expense referenced above and had the ability to address the appropriate level of tax free income to avoid an alternative minimum tax position for 2004. Management will continue to address the appropriate level of tax free income in an attempt to avoid an alternative minimum tax position in 2005 and future years. Based on this information, management believes alternative minimum tax paid in prior years is reversible in the future and no valuation allowance on the deferred tax asset is deemed necessary at this time.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. The Act did not impact the Company’s income tax expense during 2004. The Company will continue to monitor any possible impact in future periods.

DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

OVERVIEW

     During the year ended December 31, 2003, the Company’s net income increased $239,000 or 1.8% to $13.6 million, from $13.3 million for the same period in 2002. The increase in net income was primarily attributable to an increase in noninterest income and a decrease in provision for loan losses. Noninterest income increased primarily due to the increases in deposit services income, gain on sale of loans, gain on sale of securities available for sale and other noninterest income. These increases were partially offset by an increase in noninterest expense, a decrease in net interest income and an increase in income taxes. The majority of the increase in noninterest expense was a result of bank growth and the costs associated with the opening of six new branches during 2002 and 2003 and amortization expense related to expensing the unamortized origination cost associated with the redemption of Southside Capital Trust I. Earnings per fully diluted common share was $1.22 for each of the years ended December 31, 2003 and 2002.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 2003 was $31.3 million, a decrease of $1.5 million or 4.6% compared to the same period in 2002. The overall decrease in net interest income was due to the fact that decreases in interest income from loans and securities were more than decreases in interest expense from deposits and other borrowings which decreased the net yield on average interest earning assets. Average interest earning assets increased $69.6 million or 5.8%, and the net yield on average interest earning assets decreased from 3.11% at December 31, 2002 to 2.80% at December 31, 2003. Net interest income decreased during the first nine months ended September 30, 2003 as a result of decreases in the Company’s net interest margin and spread to 2.74% and 2.26%, respectively, when compared to the same period in 2002, which was due in large part to significantly lower mortgage interest rates and the lower overall interest rate environment primarily during the second quarter ended June 30, 2003. This led to substantially increased residential mortgage refinancing nationwide and in the Company’s market area combined with increased repricing of all of the Company’s other loan types primarily during the second quarter ended June 30, 2003 and the third quarter ended September 30, 2003.

     Net interest income increased during the fourth quarter as a result of increases in the Company’s net interest margin and spread during the fourth quarter ended December 31, 2003 to 2.96% and 2.55%, respectively when compared to 2.87% and 2.36%, respectively for the same period in 2002, which was due to several factors. The higher overall interest rate environment during the fourth quarter ended December 31, 2003 led to decreased residential mortgage refinancing nationwide and in the Company’s market area combined with decreased repricing of all of the Company’s other loan types during the fourth quarter ended December 31, 2003. A return to long-term interest rate levels experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricings. Other factors that impacted Southside’s net interest margin and spread included $31.9 million of fixed rate FHLB advances at an average rate of 3.86% that repriced during the fourth quarter of 2003, and the reduction in interest expense on the Company’s trust preferred securities during the fourth quarter ended December 31, 2003. An increase in average earning assets during the fourth quarter ended December 31, 2003 was also a contributing factor for the increase in net interest income.

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

     Average investment and mortgage-backed securities increased $39.9 million or 6.5% for the year ended December 31, 2003 when compared to the same period in 2002. This increase was primarily funded by an increase in the Company’s average deposits. The overall yield on average investment and mortgage-backed securities decreased to 4.13% during the year ended December 31, 2003 from 5.39% during the same period in 2002, due in large part to increased prepayment speeds on mortgage-backed securities which led to increased amortization expense and increased cash to reinvest in a lower interest rate environment. Interest income on investment and mortgage-backed securities decreased $5.4 million in 2003 or 17.9% compared to 2002 due to the decrease in the average yield on securities during 2003, which more than offset the increase in the average balance.

     Interest income from marketable equity securities, federal funds and other interest earning assets decreased $98,000 or 13.9% for the year ended December 31, 2003 when compared to 2002 as a result of lower interest rates in 2003.

     During the year ended December 31, 2003 securities increased more than loans. As a result, the mix of the Company’s interest earning assets reflected a decrease in total loans as a percentage of total average interest earning assets compared to the prior year end as loans averaged 45.7% compared to 46.4% during 2002, a direct result of slower loan growth and a larger increase in securities. Securities averaged 53.7% of the total and other interest earning asset categories averaged 0.6% for December 31, 2003. During 2002 the comparable mix was 53.4% in securities and 0.2% in the other interest earning asset categories.

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

     The Company’s current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. At December 31, 2003, 2002 and December 31, 2001, the Company had no brokered CDs and brokered CDs represented zero percent of deposits.

     Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $159.3 million, an increase of $2.6 million or 1.6% for the year ended December 31, 2003 when compared to the same period in 2002. Interest expense associated with short-term interest bearing liabilities increased $785,000 or 13.7% and the average rate paid increased 43 basis points for the year ended December 31, 2003 when compared to the same period in 2002 due primarily to higher interest bearing FHLB advances rolling into short-term from long-term. Average long-term interest bearing liabilities consisting of FHLB advances decreased $330,000 or 0.1% during the year ended December 31, 2003 to $232.4 million as compared to $232.7 million at December 31, 2002. Interest expense associated with long-term FHLB advances decreased $2.1 million or 18.6% and the average rate paid decreased 91 basis points for the year ended December 31, 2003 when compared to the same period in 2002. The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

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

     Average long-term junior subordinated convertible debentures were $11.7 million for the year ended December 31, 2003 compared to $15.3 million for the same period in 2002. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company, redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock. This increased the Company’s number of shares of common stock outstanding to 10,358,880 at December 31, 2003. Interest expense associated with the long-term convertible debt decreased $500,000 or 37.5% and the average rate paid decreased 157 basis points for the year ended December 31, 2003, when compared to the same period in 2002.

     Average long-term junior subordinated debentures remained the same at $20 million from December 31, 2002 to December 31, 2003. Interest expense decreased $281,000 or 16.5% and the average rate paid decreased 140 basis points for the year ended December 31, 2003 when compared to the same period in 2002. On October 6, 2003, Southside Capital Trust I, a subsidiary of the Company, redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. The lower interest rate provided interest savings during the fourth quarter of 2003 and should provide a better match for the overall interest rate sensitivity position of the Company.

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

     As of December 31, 2003, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.4 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2003 and the comparable year ended December 31, 2002 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2003	2002	Change
	(dollars in thousands)

Deposit services	$12,958	$10,718	20.9%
Gain on sale of securities available for sale	5,033	3,853	30.6%
Gain on sale of loans	2,667	2,044	30.5%
Trust income	1,063	1,031	3.1%
Bank owned life insurance income	986	966	2.1%
Other	1,406	979	43.6%

Total noninterest income	$24,113	$19,591	23.1%

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

     The increase in deposit services income of $2.2 million or 20.9% was a result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in the pricing of deposit service charges during the third quarter ended September 30, 2003. Gain on sale of loans increased $623,000 or 30.5% due to the significant increase in mortgage loan refinancings the Company handled during 2003 as a result of the lower interest rate environment. Other noninterest income increased $427,000 or 43.6% primarily as a result of increases in other fee income, income from check sales and income from subsidiaries. The income from subsidiaries increased due to the closing of the Company’s former consumer finance subsidiary that had incurred losses in 2002.

NONINTEREST EXPENSE

     The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2003 and the comparable year ended December 31, 2002 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2003	2002	Change
	(dollars in thousands)

Salaries and employee benefits	$23,182	$21,553	7.6%
Net occupancy expense	3,954	3,903	1.3%
Equipment expense	712	684	4.1%
Advertising, travel and entertainment	1,775	1,721	3.1%
ATM expense	634	526	20.5%
Amortization	990	68	1,355.9%
Director fees	498	510	(2.4%)
Supplies	638	706	(9.6%)
Professional fees	685	666	2.9%
Postage	566	537	5.4%
Other	4,472	3,948	13.3%

Total noninterest expense	$38,106	$34,822	9.4%

     Noninterest expense for the year ended December 31, 2003 increased $3.3 million or 9.4% when compared to the year ended December 31, 2002. Salaries and employee benefits increased $1.6 million or 7.6% due to several factors. Direct salary expense and payroll taxes increased $1.0 million or 6.0% as a result of branch expansion, overall bank growth and pay increases. Retirement expense increased significantly by $564,000 or 31.1% for the year ended December 31, 2003 due to a change in the actuarial present value assumption which decreased from 6.75% for the year ended December 31, 2002 to 6.50% for the year ended December 31, 2003, a lower return on plan assets during 2002 than projected and an increase in the number of participants. Retirement expense for 2005 could increase significantly due to a possible low return on plan assets, the continued low discount rate or a possible decrease in this rate, increased funding required and the increasing numbers of participants. The Company used a 9.0% assumed long-term rate of return. Due to the decline in major stock market indexes for three straight years combined with low interest rates the Company’s rate of return on plan assets did not achieve a 9.0% return for the years ended December 31, 2002, 2001 and 2000. During 2003, the Company achieved a return above the 9.0% assumed long-term rate of return. The Company will continue to evaluate the assumed long-term rate of return of 9.0% to determine if it should be changed in the future. If this assumption were decreased the cost and funding required for the retirement plan could increase. Health and life insurance expense increased $17,000 or 0.7% for the year ended December 31, 2003 due to increased health claims expense and reinsurance costs.

     Net occupancy expense increased $51,000 or 1.3% for the year ended December 31, 2003 compared to the same period in 2002, largely due to branch expansion, higher real estate taxes and depreciation expense.

     ATM expense increased $108,000 or 20.5% for the year ended December 31, 2003 compared to the same period in 2002 due primarily to overall deposit and activity growth.

     Amortization expense increased $922,000 or 1,355.9% due to the redemption of Southside Capital Trust I cumulative trust preferred securities. The unamortized origination cost associated with the redemption was expensed during the third quarter of 2003.

     Other expense increased $524,000 or 13.3% during the year ended December 31, 2003 compared to 2002. The increase was due primarily to the retirement of assets in a grocery store branch, liability insurance, personnel placement fees, other losses and bank examination fees. The retirement of assets in the grocery store branch was a result of relocating the branch within the store prior to fully depreciating the original lease improvements.

INCOME TAXES

     Income tax expense was $2.6 million for the year ended December 31, 2003 and represented a $399,000 or 18.3% increase from the year ended December 31, 2002. The effective tax rate as a percentage of pre-tax income was 16.0% in 2003, 14.1% in 2002 and 21.7% in 2001. The increase in the effective tax rate and income tax expense for 2003 was due to the increase in taxable income for the year ended December 31, 2003 when compared to December 31, 2002. The increase in taxable income was partially a result of a decrease in tax free income during 2003. The Company decreased its municipal securities portfolio during 2003 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.1 million amortization expense during 2003 and the level of tax free income. The Company did not have the amortization expense in 2004 and has the ability to and is addressing the appropriate level of tax free income so as to not be in an alternative minimum tax position. Based on this information, management believes alternative minimum tax paid this year and last year is reversible in the future and no valuation allowance on the deferred tax asset is deemed necessary at this time.

CAPITAL RESOURCES

     Total shareholders’ equity at December 31, 2004 of $104.7 million increased 4.3% or $4.3 million from December 31, 2003 and represented 6.5% of total assets at December 31, 2004 compared to 6.9% at December 31, 2003.

     Net income for 2004 of $16.1 million was the major contributor to the increase in shareholders’ equity at December 31, 2004 along with the issuance of $1.6 million in common stock (184,369 shares) through the Company’s incentive stock option and dividend reinvestment plans. Decreases to shareholders’ equity consisted of a decrease of $8.1 million in accumulated other comprehensive income (loss), $4.4 million in cash dividends paid and the purchase of $1.3 million in common stock (64,600 shares). The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. The decrease in accumulated other comprehensive income (loss) is composed of a $5.3 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see Note 3) and a $2.8 million, net of tax, minimum pension liability adjustment. During the third quarter of 2004, the Company issued a 5% stock dividend, which had no net effect on shareholders’ equity. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

     To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:			(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$130,293	18.60%	$56,043	8.00%	N/A	N/A

Bank Only	$122,507	17.50%	$55,993	8.00%	$69,991	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$123,351	17.61%	$28,021	4.00%	N/A	N/A

Bank Only	$115,565	16.51%	$27,996	4.00%	$41,994	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$123,351	7.93%	$62,221	4.00%	N/A	N/A

Bank Only	$115,565	7.43%	$62,195	4.00%	$77,744	5.00%

As of December 31, 2003:

Total Capital (to Risk Weighted Assets)
Consolidated	$120,072	18.40%	$52,213	8.00%	N/A	N/A

Bank Only	$116,083	17.79%	$52,212	8.00%	$65,266	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$113,678	17.42%	$26,106	4.00%	N/A	N/A

Bank Only	$109,689	16.81%	$26,106	4.00%	$39,159	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$113,678	8.12%	$56,028	4.00%	N/A	N/A

Bank Only	$109,689	7.83%	$56,003	4.00%	$70,004	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes key equity ratios for the Company for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Percentage of Net Income to:
Average Total Assets	1.07%	1.00%	1.03%
Average Shareholders’ Equity	15.31%	15.99%	17.68%
Percentage of Dividends Declared Per Common Share to Net Income Per Common Share-Basic	28.57%	25.17%	22.60%
Percentage of Dividends Declared Per Common Share to Net Income Per Common Share-Diluted	30.22%	29.51%	27.05%
Percentage of Average Shareholders’ Equity to Average Total Assets	6.98%	6.23%	5.84%

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This statement requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements were effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003.

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

     In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity (i)exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The Company anticipates additional compensation expense of approximately $300,000 during the third quarter ended September 30, 2005 following the initial adoption on July 1, 2005. The Company anticipates the compensation cost associated with adopting SFAS 123R will be immaterial in the quarters after the third quarter ended September 30, 2005, based on the current options outstanding.

EFFECTS OF INFLATION

     The consolidated financial statements of the Company, and their related notes, have been prepared in accordance with generally accepted accounting principles, that require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike many industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

     Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2004, these investments were 20.7% of total assets, as compared with 22.4% for December 31, 2003, and 25.0% for December 31, 2002. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public funds deposits.

     The ALCO of the Bank closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity with rates shocked plus and minus 200 basis points to ensure the Company a satisfactory liquidity position. Market value of portfolio equity is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. Market value of portfolio equity analysis is one of the general measures used by regulatory authorities for assessing an institution’s interest rate risk. The extent to which assets will gain or lose value in relation to the gains or losses of liabilities and/or interest rate contracts determines the appreciation or depreciation in equity on a market value basis. Such market value analysis is intended to evaluate the impact of immediate and sustained parallel interest rate shifts of the current yield curve upon the market value of the current balance sheet. In addition, the Bank utilizes a simulation model to determine the impact on net interest income under several different interest rate scenarios. By utilizing this technology, the Bank attempts to determine changes that need to be made to the asset and liability mix to minimize the change in net interest income under these various interest rate scenarios.

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

     The Bank issues letters of credit and has unfunded loan commitments and lines of credit. If all of these were to fund at one time the Company would need to draw on some of it’s sources of liquidity which would include FHLB advances, federal funds purchase lines, brokered CD’s, or the sale of securities.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The following summarizes the Company’s contractual cash obligations and commercial commitments at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Payments for borrowings do not include interest.

	Payments Due By Period
	Less			More
	than 1	1-3	3-5	than 5
	Year	Years	Years	Years	Total
Contractual obligations:
	(Dollars in thousands)
Long-term debt, including current maturities (1)	$—	$—	$—	$20,619	$20,619
FHLB advances (2)	148,855	246,064	85,293	49,357	529,569
Operating leases (3)	729	1,070	329	9	2,137
Deferred compensation agreements (4)	634	348	348	2,585	3,915
Time deposits	231,443	68,829	19,529	106	319,907
Securities purchased not paid for	—	—	—	—	—
Total contractual obligations	381,661	316,311	105,499	72,676	876,147

Other commitments:
Loan commitments (5)	62,454	5,625	2,396	10,488	80,963
Standby letters of credit (5)	1,136	317	1,000	—	2,453
Total other commitments	63,590	5,942	3,396	10,488	83,416
Total contractual obligations and other commitments	$445,251	$322,253	$108,895	$83,164	$959,563

(1) The Company had long-term floating rate debt that was indexed to 3 month LIBOR and adjusts on a quarterly basis. The total balance of debt was $20.6 million at December 31, 2004 with a scheduled maturity date of 2033. The rate of interest for the first quarter of 2005 associated with this debt is 5.50%.

(2) The Company had FHLB advances with maturity dates ranging from 2005 through 2015, with a total balance of $529,569 at December 31, 2004.

(3) The Company had various operating leases for its office machines that total $248,000 and expire on or before the end of 2008. In addition, the Company has operating leases totaling $1.9 million on its retail branch locations and mortgage lending center which have future commitments of up to five years and additional options, the Company controls, beyond the commitment period.

(4) The Bank has deferred compensation agreements (the “agreements”) with seven officers of the Company and the Bank totaling $3.9 million. Payments from the agreements are to commence at the time of retirement. As of December 31, 2004, no payments had been made from such agreements. Of the seven officers included in the agreements, two were eligible for retirement at December 31, 2004 and one is eligible for retirement in April 2005. All other officers are eligible at various dates after five years. The totals reflected under five years assume the two eligible officers retired at December 31, 2004 and the officer eligible in 2005 will retire at the scheduled retirement date. Additional information regarding executive compensation is presented in Item 11 of this Annual Report on Form 10-K.

(5) The contractual amounts and expected maturities of loan commitments and standby letters of credit are as of December 31, 2004. The commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon. Included in the less than one year category are unused commitments for credit card and ready reserve of $9.1 million, which have no stated maturity date and therefore are not expected to expire.

The Company expects to contribute $3.1 million to its defined benefit plans during 2005. The Company also expects to contribute to its defined benefit plans in future years, however, those amounts are indeterminable at this time.

The table on page 60 shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2004.

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

     The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are “interest rate sensitive” and by measuring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. The table on page 62 shows interest sensitivity gaps for four different intervals as of December 31, 2004.

     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of December 31, 2004, were within policy guidelines. Due to the level of interest at December 31, 2004, many of the interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Advances are presented based on contractual maturity. Loans held for sale totaling $3,764,000 are classified in the one year category. Adjustable rate student loans totaling $6.7 million are classified in the one year category. Nonaccrual loans totaling $2,248,000 are not included in total loans. All instruments are classified as other than trading.

	EXPECTED MATURITY DATE (dollars in thousands) Years Ending December 31,
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Loans:
Fixed Rate	$171,235	$81,963	$54,501	$26,380	$15,555	$96,512	$446,146	$458,464
	6.28%	6.40%	6.33%	6.26%	6.17%	5.36%	6.10%

Adjustable Rate	50,450	20,802	26,205	14,902	10,824	56,206	179,389	179,389
	5.20%	5.38%	5.49%	5.24%	5.65%	5.37%	5.35%
Mortgage-backed Securities:

Fixed Rate	231,626	157,423	106,494	74,783	52,977	97,230	720,533	722,795
	4.68%	4.56%	4.46%	4.35%	4.31%	4.41%	4.52%
Investments and Other Interest Earning Assets:

Fixed Rate	53,962	1,710	4,016	1,228	6,357	89,662	156,935	156,935
	2.51%	4.84%	3.53%	5.99%	4.34%	6.42%	4.90%

Adjustable Rate	—	—	—	—	—	3,969	3,969	3,969
	—	—	—	—	—	4.30%	4.30%

Total Interest Earning Assets	$507,273	$261,898	$191,216	$117,293	$85,713	$343,579	$1,506,972	$1,521,552
	5.04%	5.20%	5.11%	4.91%	4.82%	5.36%	5.13%

Savings Deposits	$4,975	$2,487	$2,487	$2,487	$2,487	$34,822	$49,745	$42,596
	0.82%	0.82%	0.82%	0.82%	0.82%	0.82%	0.82%

NOW Deposits	47,383	5,646	5,646	5,646	5,646	79,051	149,018	130,303
	1.81%	0.40%	0.40%	0.40%	0.40%	0.40%	0.85%

Money Market Deposits	26,218	8,739	8,739	8,739	8,739	26,217	87,391	79,923
	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%	1.43%

Platinum Money Market	49,719	5,327	5,327	5,327	5,327	—	71,027	69,665
	1.68%	1.68%	1.68%	1.68%	1.68%	—	1.68%

Certificates of Deposit	231,443	41,148	27,681	8,504	11,025	106	319,907	318,590
	2.29%	3.46%	4.13%	3.38%	3.88%	6.50%	2.68%

FHLB Advances	148,855	159,906	86,158	53,431	31,862	49,357	529,569	526,133
	2.71%	3.04%	3.32%	4.32%	5.13%	4.77%	3.41%

Other Borrowings	11,000	—	—	—	—	20,619	31,619	31,619
	2.37%	—	—	—	—	5.50%	4.41%

Total Interest Bearing Liabilities	$519,593	$223,253	$136,038	$84,134	$65,086	$210,172	$1,238,276	$1,198,829
	2.25%	2.93%	3.13%	3.39%	3.56%	2.13%	2.60%

     Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio. Residential adjustable rate loans are assumed to have annual prepayment rates between 15% and 50%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%. At December 31, 2004, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2004, of the $720.5 million of mortgage-backed and related securities held by the Company, all were secured by fixed-rate mortgage loans.

     The Company assumes 70% of savings accounts and transaction accounts at December 31, 2004, are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 30% of money market accounts at December 31, 2004 are core deposits and are, therefore, expected to roll-off after five years. The Company does not consider any of its Platinum Money Market accounts as core deposits. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

     In evaluating the Company’s exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates. Prepayment and early withdrawal levels associated with mortgage-backed securities may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

     The following table sets forth certain information as of December 31, 2004 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)	1-3 Mos.	4-12 Mos.	1-5 Yrs.	Over 5 Yrs.	Total

Loans(1)	$236,156	$114,468	$178,399	$96,512	$625,535
Securities	119,246	165,792	404,988	190,861	880,887
Other Interest Earning Assets	550	–	–	–	550

Total Rate Sensitive Assets	$355,952	$280,260	$583,387	$287,373	$1,506,972

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits	$160,331	$199,407	$177,154	$140,196	$677,088
Other Interest Bearing Liabilities	82,272	77,583	331,357	69,976	561,188

Total Rate Sensitive Liabilities	$242,603	$276,990	$508,511	$210,172	$1,238,276

Gap (2)	113,349	3,270	74,876	77,201	268,696
Cumulative Gap	113,349	116,619	191,495	268,696
Cumulative Ratio of RSA to RSL	1.47	1.22	1.19	1.22	1.22
Gap/Total Earning Assets	7.5%	0.2%	5.0%	5.1%	17.8%

(1)    Amount is equal to total loans net of unearned discount less nonaccrual loans at December 31, 2004.
(2)    Gap equals Total RSA minus Total RSL.

     The ALCO of the Bank monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for the Company. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor the Bank’s gap position along with other liquidity ratios. In addition, the Bank utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Bank can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         The information required by this item is set forth in Part IV.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         None.

ITEM 9 A. CONTROLS AND PROCEDURES

                  Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

          The Company’s Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                  Management’s Report on Internal Control Over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

          Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004.

          The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in this report which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which is included herein.

ITEM 9 B. OTHER INFORMATION

                  None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 11.   EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)

1.	Financial Statements

          The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit
No.
3 (a)(i)	-	Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

3 (a)(ii)	-	Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

3(b)	-	Bylaws as amended and restated and in effect on December 16, 2004, of Southside Bancshares, Inc. (filed as Exhibit 3(ii) to the Registrant’s Form 8-K, filed January 10, 2005, and incorporated herein by reference).

Exhibit
No.
	4.15	-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

**	10 (a)(i)	-	Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21, 1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

**	10 (a)(ii)	-	Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

**	10(b)	-	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

**	10 (c)	-	Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the Registrant’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

**	10 (e)	-	Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

**	10 (f)	-	Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

**	10(g)	-	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

**	10(h)	-	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley, (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10(i)	-	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10(j)	-	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10(k)	-	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

	Exhibit
	No.
*	21	-	Subsidiaries of the Registrant.

*	23	-	Consent of Independent Registered Public Accounting Firm.

*	31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.
BY: /s/	B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

	/s/	LEE R. GIBSON

DATED: March 3, 2005		Lee R. Gibson, CPA, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ B. G. HARTLEY	Chairman of the Board	March 3, 2005

(B. G. Hartley)	and Director

/s/ ROBBIE N. EDMONSON	Vice Chairman of the Board	March 3, 2005

(Robbie N. Edmonson)	and Director

/s/ SAM DAWSON	President and Secretary	March 3, 2005

(Sam Dawson)	and Director

/s/ HERBERT C. BUIE	Director	March 3, 2005

(Herbert C. Buie)

/s/ MICHAEL D. GOLLOB	Director	March 3, 2005

(Michael D. Gollob)

/s/ MELVIN B. LOVELADY	Director	March 3, 2005

(Melvin B. Lovelady)

/s/ JOE NORTON	Director	March 3, 2005

(Joe Norton)

/s/ PAUL W. POWELL	Director	March 3, 2005

(Paul W. Powell)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.:

We have completed an integrated audit of Southside Bancshares, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 3, 2005

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)	December 31,	December 31,
	2004	2003
ASSETS

Cash and due from banks	$49,282	$46,637
Interest earning deposits	550	586
Investment securities:
Available for sale	133,535	144,876
Mortgage-backed and related securities:
Available for sale	479,475	584,581
Held to maturity	241,058	6,382
Marketable equity securities:
Available for sale	26,819	23,670
Loans held for sale	3,764	3,319
Loans:
Loans, net of unearned discount	624,019	589,135
Less: allowance for loan losses	(6,942)	(6,414)

Net Loans	617,077	582,721
Premises and equipment, net	30,325	30,629
Interest receivable	8,550	8,433
Deferred tax asset	2,357	—
Other assets	26,851	23,118

TOTAL ASSETS	$1,619,643	$1,454,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$263,898	$229,649
Interest bearing	677,088	642,880

Total Deposits	940,986	872,529
Short-term obligations:
Federal funds purchased	8,500	3,525
FHLB advances	198,901	192,608
Other obligations	2,500	2,598

Total Short-term obligations	209,901	198,731
Long-term obligations:
FHLB advances	330,668	252,075
Long-term debt	20,619	20,619

Total Long-term obligations	351,287	272,694
Deferred tax liability	—	1,551
Other liabilities	12,772	9,061

TOTAL LIABILITIES	1,514,946	1,354,566

Commitments and Contingencies (Note 16)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 12,486,717 and 11,779,467 shares issued)	15,608	14,724
Paid-in capital	75,268	63,144
Retained earnings	33,718	32,979
Treasury stock (1,485,187 and 1,420,587 shares at cost)	(17,853)	(16,544)
Accumulated other comprehensive (loss) income	(2,044)	6,083

TOTAL SHAREHOLDERS’ EQUITY	104,697	100,386

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,643	$1,454,952

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Interest income
Loans	$34,885	$35,403	$38,101
Investment securities - taxable	1,072	622	923
Investment securities - tax exempt	3,646	4,218	5,864
Mortgage-backed and related securities	26,845	20,149	23,647
Marketable equity securities	477	519	654
Other interest earning assets	75	89	52

Total interest income	67,000	61,000	69,241

Interest expense
Deposits	10,108	11,437	16,197
Short-term obligations	6,499	6,668	5,729
Long-term obligations	10,999	11,547	14,458

Total interest expense	27,606	29,652	36,384

Net interest income	39,394	31,348	32,857
Provision for loan losses	925	1,209	2,118

Net interest income after provision for loan losses	38,469	30,139	30,739

Noninterest income
Deposit services	13,793	12,958	10,718
Gain on sale of securities available for sale	2,759	5,033	3,853
Gain on sale of loans	1,644	2,667	2,044
Trust income	1,248	1,063	1,031
Bank owned life insurance income	812	986	966
Other	1,647	1,406	979

Total noninterest income	21,903	24,113	19,591

Noninterest expense
Salaries and employee benefits	25,395	23,182	21,553
Net occupancy expense	4,120	3,954	3,903
Equipment expense	759	712	684
Advertising, travel and entertainment	1,852	1,775	1,721
ATM expense	628	634	526
Amortization	5	990	68
Director fees	646	498	510
Supplies	608	638	706
Professional fees	1,023	685	666
Postage	561	566	537
Other	4,724	4,472	3,948

Total noninterest expense	40,321	38,106	34,822

Income before federal tax expense	20,051	16,146	15,508

Provision (benefit) for federal tax expense
Current	5,118	2,208	2,854
Deferred	(1,166)	374	(671)

Total income taxes	3,952	2,582	2,183

Net Income	$16,099	$13,564	$13,325

Earnings per common share – basic	$1.47	$1.43	$1.46

Earnings per common share – diluted	$1.39	$1.22	$1.22

     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2001		$10,917	$35,195	$25,133	$(8,511)	$5,851	$68,585
Net Income	$13,325			13,325			13,325
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment (see Note 3)	3,333					3,333	3,333
Minimum pension liability adjustment (see Note 3)	(1,950)					(1,950)	(1,950)

Comprehensive income	$14,708

Common stock issued (428,822 shares)		536	3,159				3,695
Tax benefit of incentive stock options			183				183
Dividends paid on common stock				(2,646)			(2,646)
Purchase of 278,210 shares of common stock					(4,203)		(4,203)
Stock dividend		494	5,513	(6,007)			—

Balance at December 31, 2002		11,947	44,050	29,805	(12,714)	7,234	80,322
Net Income	$13,564			13,564			13,564
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(2,917)					(2,917)	(2,917)
Minimum pension liability adjustment (see Note 3)	1,766					1,766	1,766

Comprehensive income	$12,413

Common stock issued (1,792,629 shares)		2,240	12,214				14,454
Tax benefit of incentive stock options			223				223
Dividends paid on common stock				(3,196)			(3,196)
Purchase of 221,800 shares of common stock					(3,830)		(3,830)
Stock dividend		537	6,657	(7,194)			—

Balance at December 31, 2003		14,724	63,144	32,979	(16,544)	6,083	100,386
Net Income	$16,099			16,099			16,099
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(5,323)					(5,323)	(5,323)
Minimum pension liability adjustment (see Note 3)	(2,804)					(2,804)	(2,804)

Comprehensive income	$7,972

Common stock issued (184,369 shares)		230	1,372				1,602
Tax benefit of incentive stock options			489				489
Dividends paid on common stock				(4,443)			(4,443)
Purchase of 64,600 shares of common stock					(1,309)		(1,309)
Stock dividend		654	10,263	(10,917)			—

Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697

     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$16,099	$13,564	$13,325
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,288	2,355	2,321
Amortization of premium	10,350	13,666	10,400
Accretion of discount and loan fees	(730)	(254)	(359)
Provision for loan losses	925	1,209	2,118
(Increase) decrease in interest receivable	(117)	497	(308)
(Increase) decrease in other assets	(3,711)	(1,823)	202
Decrease (increase) in deferred tax asset	279	(537)	280
Increase (decrease) in interest payable	332	(526)	(406)
(Decrease) increase in other liabilities	(978)	(2,199)	3,742
(Increase) decrease in loans held for sale	(445)	8,462	(7,933)
Tax benefit of incentive stock options	489	223	183
Gain on sale of securities available for sale	(2,759)	(5,033)	(3,853)
Loss on retirement of premises and equipment	—	159	—
Gain on sale of premises and equipment	(49)	(7)	(12)
Impairment of other real estate owned	—	70	—
Loss (gain) on sale of other real estate owned	30	(14)	67

Net cash provided by operating activities	22,003	29,812	19,767

INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale	82,722	90,212	108,416
Proceeds from sale of mortgage-backed securities available for sale	111,533	144,787	116,125
Proceeds from maturities of investment securities available for sale	61,458	75,742	15,874
Proceeds from maturities of mortgage-backed securities available for sale	138,446	252,818	210,972
Proceeds from maturities of mortgage-backed securities held to maturity	14,335	—	—
Purchases of investment securities available for sale	(131,198)	(157,839)	(111,281)
Purchases of mortgage-backed securities available for sale	(401,588)	(507,452)	(368,872)
Purchases of mortgage-backed securities held to maturity	(8,864)	(6,382)	—
Purchases of marketable equity securities available for sale	(3,149)	(1,279)	(1,106)
Net increase in loans	(36,020)	(20,704)	(40,619)
Purchases of premises and equipment	(1,994)	(3,082)	(4,680)
Proceeds from sale of premises and equipment	59	46	19
Proceeds from sale of repossessed assets	301	885	504
Proceeds from sale of other real estate owned	397	391	1,532

Net cash used in investing activities	(173,562)	(131,857)	(73,116)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2004	2003	2002
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$70,697	$80,850	$57,361
Net decrease in certificates of deposit	(2,240)	(22,807)	(829)
Proceeds from FHLB advances	1,498,631	2,851,988	10,342,329
Repayment of FHLB advances	(1,413,745)	(2,791,867)	(10,332,657)
Proceeds from issuance of long-term debt	—	20,619	—
Repayment of junior subordinated debentures	—	(20,000)	—
Net decrease in junior subordinated convertible debentures	—	(14,225)	(2,725)
Net increase (decrease) in federal funds purchased	4,975	(12,325)	(10,050)
Proceeds from the issuance of common stock	1,602	14,454	3,695
Purchase of common stock	(1,309)	(3,830)	(4,203)
Dividends paid	(4,443)	(3,196)	(2,646)

Net cash provided by financing activities	154,168	99,661	50,275

Net increase (decrease) in cash and cash equivalents	2,609	(2,384)	(3,074)
Cash and cash equivalents at beginning of year	47,223	49,607	52,681

Cash and cash equivalents at end of year	$49,832	$47,223	$49,607

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Interest paid	$27,275	$30,178	$36,789
Income taxes paid	$3,400	$2,050	$2,150

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$739	$1,040	$2,360
Transfer of available for sale securities to held to maturity securities	$241,417	$—	$—
Minimum pension plan liability adjustment	$4,249	$(2,796)	$2,796

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS                    Southside Bancshares, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the “Company”), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (the “Bank”) and the nonbank subsidiary, are summarized below.

Organization and Basis of Presentation. The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, the Bank and the nonbank subsidiary, which did not conduct any business in 2004. The Bank offers a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

Cash Equivalents. Cash equivalents, for purposes of reporting cash flow, include cash and amounts due from banks.

Basic and Diluted Earnings per Common Share. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 – Earnings Per Common Share.

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in Note 3 – Comprehensive Income.

Loans. All loans are stated at principal outstanding net of unearned discount. Interest income on installment loans is recognized primarily using the level yield method. Interest income on other loans is credited to income based primarily on the principal outstanding at contract rates of interest. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of the Company’s impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

Allowance for Loan Losses. An allowance for loan losses is provided through charges to income in the form of a provision for loan losses. Loans which management believes are uncollectible are charged against this account with subsequent recoveries, if any, credited to the account. The amount of the allowance for loan losses is determined by management’s evaluation of the quality and inherent risks in the loan portfolio, economic conditions and other factors which warrant current recognition.

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

Available for Sale (AFS). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using published quotes as of the close of business. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Unrealized gains and losses are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.

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

Use of Estimates. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan, the fair values of financial instruments, and the status of contingencies are particularly subject to change.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS123) on January 1, 1996, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. The Company elected to provide the pro forma disclosures for 2002, 2003 and 2004.

The Company expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS123, the Company’s net income and net income per common share for 2004, 2003, and 2002 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

			Years Ended December 31,
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	2004	2004	2003	2003	2002	2002
FAS123 Charge	$—	$101	$—	$160	$—	$176

Net Income	$16,099	$15,998	$13,564	$13,404	$13,325	$13,149

Net Income per Common Share-Basic	$1.47	$1.46	$1.43	$1.41	$1.46	$1.44

Net Income per Common Share-Diluted	$1.39	$1.38	$1.22	$1.21	$1.22	$1.20

The effects of applying FAS123 in this pro forma disclosure are not indicative of future amounts.

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Trust Assets. Assets of the Company’s trust department, other than cash on deposit at Southside Bank, are not included in the accompanying financial statements because they are not assets of the Company.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The adoption of FAS 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Postretirement Benefits. This statement requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements were effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity (i)exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The company anticipates additional compensation expense of approximately $300,000 during the third quarter ended September 30, 2005 following the initial adoption on July 1, 2005. The Company anticipates the compensation cost associated with adopting SFAS 123R will be immaterial in the quarters after the third quarter ended September 30, 2005, based on the current options outstanding.

2. EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Basic Earnings and Shares:
Net income	$16,099	$13,564	$13,325

Weighted-average basic shares outstanding	10,947	9,487	9,136

Basic Earnings Per Share:
Net income	$1.47	$1.43	$1.46

Diluted Earnings and Shares:
Net income	$16,099	$13,564	$13,325
Add: Applicable dividend on convertible debentures	—	551	880

Adjusted net income	$16,099	$14,115	$14,205

Weighted-average basic shares outstanding	10,947	9,487	9,136
Add: Stock options	646	670	662
Convertible debentures	—	1,417	1,861

Weighted-average diluted shares outstanding	11,593	11,574	11,659

Diluted Earnings Per Share:
Net income	$1.39	$1.22	$1.22

For the years ended December 31, 2004, 2003 and 2002, there were no antidilutive shares.

On February 10, 2005, the Board of Directors of the Company declared a 5% common stock dividend to common stock shareholders of record March 8, 2005, payable on March 22, 2005.

The unaudited pro-forma earnings per share on a basic and diluted basis are stated below:

	Years Ended December 31,
	2004	2003	2002
		(Unaudited)
Basic Earnings and Shares:
Net income	$16,099	$13,564	$13,325

Pro-forma weighted-average basic shares outstanding	11,495	9,961	9,593

Pro-forma Basic Earnings Per Share:
Net income	$1.40	$1.36	$1.39

Diluted Earnings and Shares:
Net income	$16,099	$13,564	$13,325
Add: Applicable dividend on convertible debentures	—	551	880

Adjusted net income	$16,099	$14,115	$14,205

Pro-forma weighted-average basic shares outstanding	11,495	9,961	9,593
Add: Stock options	678	704	695
Convertible debentures	—	1,488	1,954

Pro-forma weighted-average diluted shares outstanding	12,173	12,153	12,242

Pro-forma Diluted Earnings Per Share:
Net income	$1.32	$1.16	$1.16

For the years ended December 31, 2004, 2003 and 2002, there were no antidilutive shares.

3. COMPREHENSIVE INCOME

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” are as follows (in thousands):

	Year Ended December 31, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,306)	$1,804	$(3,502)
Less: reclassification adjustment for gains realized in net income	2,759	(938)	1,821

Net unrealized losses	(8,065)	2,742	(5,323)
Minimum pension liability adjustment	(4,249)	1,445	(2,804)

Other comprehensive loss	$(12,314)	$4,187	$(8,127)

	Year Ended December 31, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$613	$(208)	$405
Less: reclassification adjustment for gains realized in net income	5,033	(1,711)	3,322

Net unrealized losses	(4,420)	1,503	(2,917)
Minimum pension liability adjustment	2,677	(911)	1,766

Other comprehensive loss	$(1,743)	$592	$(1,151)

	Year Ended December 31, 2002
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$8,903	$(3,027)	$5,876
Less: reclassification adjustment for gains realized in net income	3,853	(1,310)	2,543

Net unrealized gains	5,050	(1,717)	3,333
Minimum pension liability adjustment	(2,955)	1,005	(1,950)

Other comprehensive income	$2,095	$(712)	$1,383

The components of accumulated other comprehensive income as of December 31, 2004 and 2003 are reflected in the table below (in thousands).

	Years Ended December 31,
	2004	2003
Unrealized gains on AFS securities	$1,062	$6,385
Minimum pension liability	(3,106)	(302)

Total	$(2,044)	$6,083

4. CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 as of December 31, 2004 and 2003.

5. INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2004 and 2003 are reflected in the tables below (in thousands).

		AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2004	Cost	Gains	Losses	Value
U.S. Treasury	$3,987	$1	$—	$3,988
U.S. Government Agencies	40,025	—	144	39,881
Mortgage-backed Securities:
Direct Govt. and Govt. Sponsored Enterprise Issues	469,561	3,990	2,097	471,454
Other Private Issues	7,754	267	—	8,021
State and Political Subdivisions	80,853	3,779	460	84,172
Other Stocks and Bonds	32,313	46	46	32,313

Total	$634,493	$8,083	$2,747	$639,829

		HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2004	Cost	Gains	Losses	Value
Mortgage-backed Securities:
Direct Govt. and Govt. Sponsored Enterprise Issues	$241,058	$2,422	$160	$243,320

Total	$241,058	$2,422	$160	$243,320

		AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value
U.S. Treasury	$20,905	$41	$—	$20,946
U.S. Government Agencies	20,958	68	11	21,015
Mortgage-backed Securities:
Direct Govt. and Govt. Sponsored Enterprise Issues	567,103	7,608	2,125	572,586
Other Private Issues	11,265	730	—	11,995
State and Political Subdivisions	98,455	3,960	608	101,807
Other Stocks and Bonds	24,768	22	12	24,778

Total	$743,454	$12,429	$2,756	$753,127

		HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2003	Cost	Gains	Losses	Value
Mortgage-backed Securities:
Direct Govt. and Govt. Sponsored Enterprise Issues	$6,382	$—	$17	$6,365

Total	$6,382	$—	$17	$6,365

The following table represents the unrealized loss on securities for the year ended December 31, 2004.

(in thousands)

	Less than 12 months		12 months or more		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agencies	$39,881	$144	$—	$—	$39,881	$144
Mortgage-Backed Securities	260,622	1,864	22,374	393	282,996	2,257
State & Political Subdivisions	14,901	423	2,157	37	17,058	460
Other Stocks and Bonds	4,517	46	—	—	4,517	46
Total temporarily impaired securities	$319,921	$2,477	$24,531	$430	$344,452	$2,907

The securities listed above all have fixed maturities. The temporary impairment at December 31, 2004 was related to changes in interest rates. As interest rates change, the temporary impairment will also change. As the securities move closer to maturity or payments on mortgage-backed securities are received, the temporary impairment will change. The Company has the ability and intent to hold these investments for a period of time that would allow for a recovery of the fair value. The duration of all but a small portion of the temporary impairments is less than twelve months. The unrealized loss outstanding greater than twelve months represents only 1.75% of the total fair value of the twelve months or more securities that had a temporary impairment at December 31, 2004.

Interest income recognized on securities for the years presented:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
U.S. Treasury	$129	$296	$294
U.S. Government Agencies	580	150	499
Mortgage-backed Securities	26,845	20,149	23,647
State and Political Subdivisions	3,853	4,341	5,984
Other Stocks and Bonds	633	572	664

Total interest income on securities	$32,040	$25,508	$31,088

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM. The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates. There were no securities transferred from AFS to HTM during the third and fourth quarters of 2004. The Company has a significant amount of long-term FHLB fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM. At December 31, 2004, the Company did not have any plans to transfer additional AFS securities to HTM. Should conditions change, ALCO may consider additional transfers in the future. There were no sales from the HTM portfolio during the years ended December 31, 2004, 2003 or 2002. There were $241.1 million and $6.4 million of securities classified as HTM for the years ended December 31, 2004 and 2003, respectively.

Of the $2.8 million in net securities gains from the AFS portfolio in 2004, there were $3.3 million in realized gains and $0.5 million in realized losses. Of the $5.0 million in net securities gains from the AFS portfolio in 2003, there were $5.6 million in realized gains and $0.6 million in realized losses. Of the $3.9 million in net securities gains on sales from the AFS portfolio in 2002, there were $4.2 million in realized gains and $0.3 million in realized losses.

The scheduled maturities of AFS and HTM securities as of December 31, 2004, are presented below. Mortgage-backed securities are presented in total by category. As of December 31, 2004, the only securities classified as HTM were in the mortgage-backed securities category.

	Amortized	Aggregate
	Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment and Marketable Equity Securities
Due in one year or less	$53,401	$53,412
Due after one year through five years	13,385	13,311
Due after five years through ten years	20,209	20,354
Due after ten years	70,183	73,277

	157,178	160,354
Mortgage-backed securities	477,315	479,475

Total	$634,493	$639,829

	Amortized	Aggregate
	Cost	Fair Value
	(in thousands)
Held to maturity securities:

Mortgage-backed securities	$241,058	$243,320

Total	$241,058	$243,320

Investment securities with book values of $515.4 million and $503.2 million were pledged as of December 31, 2004 and 2003, respectively, to collateralize FHLB advances, public and trust deposits or for other purposes as required by law.

6. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2004	2003
	(in thousands)
Real Estate Loans:
Construction	$32,877	$35,306
1-4 family residential	168,784	143,460
Other	147,681	138,886
Commercial loans	87,125	82,214
Municipal loans	103,963	96,135
Loans to individuals	83,589	93,139

Total loans	624,019	589,140
Less: Unearned discount	—	5
Allowance for loan losses	6,942	6,414

Net loans	$617,077	$582,721

The following is a summary of the Allowance for Loan Losses for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$6,414	$6,195	$5,926
Provision for loan losses	925	1,209	2,118
Loans charged off	(1,043)	(1,476)	(2,139)
Recoveries of loans charged off	646	486	290

Balance at end of year	$6,942	$6,414	$6,195

Nonaccrual loans at December 31, 2004 and 2003 were $2.2 million and $1.5 million, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2004 and 2003 were $193,000 and $219,000, respectively.

For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was approximately $1,492,000 and $1,771,000, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $125,000, $104,000 and $160,000 for the years ended December 31, 2004, 2003 and 2002, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $186,000, $155,000 and $205,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a summary of the Company’s recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

		Valuation	Carrying
	Total	Allowance	Value
		(in thousands)
Real Estate Loans	$261	$30	$231
Commercial Loans	1,555	182	1,373
Loans to Individuals	432	198	234

Balance at December 31, 2004	$2,248	$410	$1,838

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)
Real Estate Loans	$775	$104	$671
Commercial Loans	418	222	196
Loans to Individuals	354	146	208

Balance at December 31, 2003	$1,547	$472	$1,075

The balances of impaired loans included above with no valuation allowances were $58,000 and $162,000, respectively, at December 31, 2004 and 2003, respectively.

7. BANK PREMISES AND EQUIPMENT

	December 31,	December 31,
	2004	2003
	(in thousands)
Bank premises	$35,935	$34,884
Furniture and equipment	13,883	13,327

	49,818	48,211
Less accumulated depreciation	19,493	17,582

Total	$30,325	$30,629

Depreciation expense was $2.3 million, $2.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

8. OTHER REAL ESTATE OWNED

The following is a summary of the Allowance for Losses on Other Real Estate Owned (OREO) for the periods presented:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$—	$—	$—
Acquisition of OREO	—	—	105
Disposition of OREO	—	—	(105)

Balance at end of year	$—	$—	$—

For the years ended December 31, 2004 and 2003, the total of other real estate owned was $214,000 and $195,000, respectively. Other real estate owned is reflected in other assets in the Company’s consolidated balance sheets.

For the year ended December 31, 2004, 2003 and 2002 provision and other expense from OREO properties exceeded income by $68,000, $94,000 and $126,000, respectively.

9. INTEREST BEARING DEPOSITS

	December 31,	December 31,
	2004	2003
	(in thousands)
Savings deposits	$49,745	$45,559
Money market demand deposits	87,391	77,274
Platinum money market deposits	71,027	64,094
NOW demand deposits	149,018	133,806
Certificates and other time deposits of $100,000 or more	144,620	138,376
Certificates and other time deposits under $100,000	175,287	183,771

Total	$677,088	$642,880

For the years ended December 31, 2004, 2003 and 2002, interest expense on time deposits of $100,000 or more was $2.3 million, $3.2 million and $4.5 million, respectively.

At December 31, 2004, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2005	$231,443
2006	41,148
2007	27,681
2008	8,504
2009 and thereafter	11,131

$319,907

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.4 million for both December 31, 2004 and 2003.

10. SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below.

	Years Ended December 31,
	2004	2003
	(in thousands)
Federal funds purchased
Balance at end of period	$8,500	$3,525
Average amount outstanding during the period (1)	2,042	1,300
Maximum amount outstanding during the period (4)	8,500	3,525
Weighted average interest rate during the period (2)	1.8%	1.4%
Interest rate at end of period	2.5%	1.2%

FHLB advances
Balance at end of period	$198,901	$192,608
Average amount outstanding during the period (1)	178,581	156,854
Maximum amount outstanding during the period (4)	198,901	192,608
Weighted average interest rate during the period (2)	3.6%	4.1%
Interest rate at end of period	3.3%	3.4%

Other obligations
Balance at end of period	$2,500	$2,598
Average amount outstanding during the period (1)	1,156	1,144
Maximum amount outstanding during the period (4)	2,500	11,429
Weighted average interest rate during the period (2)	1.2%	0.9%
Interest rate at end of period	1.9%	0.7%

Short-term junior subordinated convertible debentures (3)
Balance at end of period	$—	$—
Average amount outstanding during the period (1)	—	1,753
Maximum amount outstanding during the period (4)	—	20,000
Weighted average interest rate during the period (2)	—	8.5%
Interest rate at end of period	—	—

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)	Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.

(4)	The maximum amount outstanding at any month-end during the period.

The Company has three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively. The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public funds deposits.

11. LONG TERM OBLIGATIONS

	Years Ended December 31,
	2004	2003
	(in thousands)
FHLB advances
Balance at end of period	$330,668	$252,075
Weighted average interest rate during the period (1)	3.4%	4.0%
Interest rate at end of period	3.5%	3.6%

Junior subordinated convertible debentures
Balance at end of period	$—	$—
Weighted average interest rate during the period (1)	—	7.1%
Interest rate at end of period	—	—

Junior subordinated debentures
Balance at end of period	$—	$—
Weighted average interest rate during the period (1)	—	7.2%
Interest rate at end of period	—	—

Long-term debt
Balance at end of period	$20,619	$20,619
Weighted average interest rate during the period (1)	4.4%	4.1%
Interest rate at end of period	5.5%	4.1%

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2004 are (in thousands):

	Under	Due	Due	Over
	1 Year	1-5 Years	6-10 Years	10 Years	Total
FHLB advances	$253	$301,058	$28,674	$683	$330,668
Long-term debt	—	—	—	20,619	20,619

Total long-term obligations	$253	$301,058	$28,674	$21,302	$351,287

FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

The long-term debt reflected in the table above has a stated maturity date of September 4, 2033 with an option to prepay the debt at par beginning September 30, 2008.

On November 2, 2000, the Company through its wholly-owned subsidiary, Southside Capital Trust II (the “Trust II Issuer”), sold 1,695,000 cumulative convertible preferred securities (the “junior subordinated convertible debentures”) at a liquidation amount of $10 per convertible preferred security for an aggregate amount of $16,950,000. These securities had a convertible feature that allowed the owner to convert each security to a share of the Company’s common stock at an adjusted conversion price of $8.64 per common share any time prior to the redemption date. These securities had a distribution rate of 8.75% per annum payable at the end of each calendar quarter. On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000. Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock. This increased the Company’s number of shares of common stock outstanding to 10,358,880 at December 31, 2003, which is not adjusted for the 5% stock dividend in 2004.

On May 18, 1998, the Company through its wholly-owned subsidiary, Southside Capital Trust (the “Trust Issuer”), sold 2,000,000 preferred securities (the “junior subordinated debentures”) at a liquidation amount of $10 per preferred security for an aggregate amount of $20,000,000. These securities had a distribution rate of 8.50% per annum payable at the end of each calendar quarter. On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560. The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points. During 2004, the average interest rate on the adjustable rate trust preferred securities averaged 4.40%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

12. EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $3.9 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $112,000, $117,000 and $236,000 for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004 and 2003, the deferred compensation plan liability totaled $2.2 million and $2.1 million, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company. Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator. Substantially all of the Company’s employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company. The cost of health care benefits was $3,381,000, $2,278,000 and $2,266,000 for the years ended December 31, 2004, 2003 and 2002, respectively. There were sixteen retirees and twelve retirees participating in the health insurance plan as of December 31, 2004 and 2003, respectively.

The Company has an Employee Stock Ownership Plan which covers substantially all employees. Contributions to the plan are at the sole discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 2004 and 2003. Contributions to the plan for the year ended December 31, 2002 were $100,000. At December 31, 2004 and 2003, 231,894 and 242,459 shares of common stock were owned by the Employee Stock Ownership Plan, respectively. The number of shares have been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an Officers Long-term Disability Income Plan, (the “Disability Plan”), which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the plan if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The Disability Plan provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of this plan are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans. The Company has purchased an insurance policy that is expected to cover any costs associated with this plan, and as such no liability is recorded.

Southside Bank (the “Bank”) entered into split dollar agreements with eight of its executive officers. The agreements provide the Bank will be the beneficiary under life insurance policies insuring the executives lives, however, the executives have the right to designate the beneficiaries of the death benefits guaranteed in each agreement. The agreements generally provide for death benefits of an initial aggregate amount of $4.5 million. The individual amounts will be increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%. The agreements also state that before and after the executives retirement dates, the Bank shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $145,000 for the year ended December 31, 2004.

The Company and the Bank have a defined benefit pension plan pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions. All employees of the Company and the Bank who have worked 1,000 hours or more in their first twelve months of employment or during any plan year thereafter are eligible to participate. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act. Plan assets included 168,834 shares of Company stock purchased at fair market value at December 31, 2004 and 2003. The number of shares have been adjusted as a result of stock splits and stock dividends. During 2004 the Company’s underfunded status increased $3.6 million to an underfunded status of $9.6 million at December 31, 2004.

The Company has a nonfunded supplemental retirement plan (the “restoration plan”) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

The Company uses a measurement date of December 31, for its plans.

Change in Projected Benefit Obligation

	Defined Benefit
	Pension Plan		Restoration Plan
	2004	2003	2004	2003
		(in thousands)
Benefit Obligation at end of prior year	$27,347	$23,478	$1,587	$1,068
Service cost	1,640	1,394	65	45
Interest cost	1,837	1,607	143	96
Actuarial loss	5,426	1,779	894	442
Benefits paid	(981)	(862)	(74)	(64)
Expenses paid	(95)	(49)	—	—

Benefit obligation at end of year	$35,174	$27,347	$2,615	$1,587

Change in Plan Assets

	Defined Benefit
	Pension Plan		Restoration Plan
	2004	2003	2004	2003
		(in thousands)
Fair value of plan assets at end of prior year	$21,342	$15,278	$—	$—
Actual return	2,058	2,575	—	—
Employer contributions	3,247	4,400	74	64
Benefits paid	(981)	(862)	(74)	(64)
Expenses paid	(95)	(49)	—	—

Fair value of plan assets at end of year	$25,571	$21,342	$—	$—

Reconciliation of Funded Status

	Defined Benefit
	Pension Plan		Restoration Plan
	2004	2003	2004	2003
		(in thousands)
Funded status	$(9,603)	$(6,004)	$(2,615)	$(1,587)
Unrecognized net loss	13,434	8,560	1,680	942
Unrecognized prior service costs	10	11	(8)	(10)
Unrecognized net transition obligation	—	—	8	11

Prepaid benefit cost (accrued benefit liability)	3,841	2,567	(935)	(644)
Additional minimum liability	(4,024)	—	(692)	(457)

Prepaid benefit cost (accrued benefit liability)	(183)	2,567	(1,627)	(1,101)
Intangible asset	10	—	—	—
Accumulated other comprehensive income adjustment	4,014	—	692	457

Net amount recognized	$3,841	$2,567	$(935)	$(644)

Accumulated benefit obligation	$25,754	$20,533	$1,627	$1,101

     At December 31, 2004 and 2003, the assumptions used to determine the benefit obligation are as follows:

	Defined Benefit
	Pension Plan		Restoration Plan
	2004	2003	2004	2003
Discount rate	5.75%	6.50%	5.75%	6.50%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002 included the following components:

	2004	2003	2002
	(in thousands)
Defined Benefit Pension Plan

Service cost	$1,640	$1,394	$1,075
Interest cost	1,837	1,607	1,427
Expected return on assets	(1,928)	(1,341)	(1,298)
Transition asset recognition	—	(46)	(46)
Net loss amortization	423	407	173
Prior service cost amortization	1	1	1

Net periodic benefit cost	$1,973	$2,022	$1,332

Restoration Plan

Service cost	$65	$45	$24
Interest cost	143	96	68
Transition obligation recognition	3	3	3
Net loss recognition	155	93	49
Prior service cost amortization	(1)	(1)	(1)

Net periodic benefit cost	$365	$236	$143

For the years ended December 31, 2004, 2003, and 2002, the assumptions used to determine net periodic pension cost and postretirement benefit costs are as follows:

	2004	2003	2002
Defined Benefit Pension Plan
Discount rate	6.50%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan

Discount rate	6.50%	6.75%	7.25%
Compensation increase rate	4.50%	4.50%	4.50%

The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the Plan’s liabilities. The Company considered broad equity and bond indicies long-term return projections, as well as actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.

The asset allocation for the defined benefit pension plan by asset category, is as follows:

	Percentage of Plan Assets
	at December 31,
Asset Category	2004	2003
Equity securities	63.2%	60.5%
Debt securities	32.5%	13.6%
Other	4.3%	25.9%

Total	100.0%	100.0%

The Company’s attempts to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash. During 2004, the Company’s Plan assets met the target asset allocation. During 2003, the amount invested in cash at year end exceeded the average target asset allocation of 5% to 10%.

As of December 31, 2004, expected future benefit payments related to the Company’s defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit
	Pension Plan	Restoration Plan
2005	$1,181	$82
2006	1,209	82
2007	1,288	82
2008	1,332	83
2009	1,410	83
2010 through 2014	9,300	839

	$15,720	$1,251

The Company expects to contribute $3.0 million to its defined benefit pension plan and $82,000 to its postretirement benefit plan in 2005.

401(k) Plan

The Company has a 401(k) defined contribution plan covering substantially all employees of the Company, who have completed one year of service and are age twenty-one or older. A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. For the years ended December 31, 2004, 2003 and 2002, expense attributable to the Plan amounted to $56,000, $52,000 and $53,000, respectively.

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the Plan”), a stock-based incentive compensation plan. The Plan expired March 31, 2003. The Company applied APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS123 and FAS148.

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the plan expired, awards were granted to selected employees and directors of the Company or any subsidiary. There were no options available for grant at December 31, 2004 and 2003. At December 31, 2002, there were 25,785 options available for grant.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant. There were no incentive stock options granted in 2004. There were 30,325 options granted in 2003. There were no incentive stock options granted in 2002. The remaining stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002 and the changes during the year ended on those dates is presented below:

	2004		2003		2002
	# Shares of	Weighted Average	# Shares of	Weighted Average	# Shares of	Weighted Average
	Underlying Options	Exercise Prices	Underlying Options	Exercise Prices	Underlying Options	Exercise Prices
Outstanding at beginning of the year	1,034,036	$6.12	1,157,474	$5.70	1,279,124	$5.65
Granted	—	—	30,325	$14.60	—	—
Exercised	(151,249)	$5.46	(142,257)	$4.54	(117,647)	$5.10
Forfeited	(2,554)	$6.08	(11,506)	$6.20	(4,003)	$6.07
Expired	—	—	—	—	—	—
Outstanding at end of year	880,233	$6.23	1,034,036	$6.12	1,157,474	$5.70
Exercisable at end of year	793,504	$5.98	837,161	$5.79	842,431	$5.48
Weighted-average FV of options granted during the year	N/A		$4.91		N/A

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93% risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$3.70 to $6.08	570,993	3.5	$5.58	509,131	$5.52
$6.58 to $14.60	309,240	4.6	$7.42	284,373	$6.81

$3.70 to $14.60	880,233	3.9	$6.23	793,504	$5.98

13. SHAREHOLDERS’ EQUITY

Cash dividends declared and paid were $0.42, $0.36 and $0.33 per share for the years ended December 31, 2004, 2003 and 2002, respectively. Future dividends will depend on the Company’s earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant. The Company’s dividend policy requires that any dividend payments made by the Company not exceed consolidated earnings for that year.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:

Total Capital (to Risk Weighted Assets)
Consolidated	$130,293	18.60%	$56,043	8.00%	N/A	N/A

Bank Only	$122,507	17.50%	$55,993	8.00%	$69,991	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$123,351	17.61%	$28,021	4.00%	N/A	N/A

Bank Only	$115,565	16.51%	$27,996	4.00%	$41,994	6.00%

Tier 1 Capital (to Average Assets)(1)
Consolidated	$123,351	7.93%	$62,221	4.00%	N/A	N/A

Bank Only	$115,565	7.43%	$62,195	4.00%	$77,744	5.00%

As of December 31, 2003:

Total Capital (to Risk Weighted Assets)
Consolidated	$120,072	18.40%	$52,213	8.00%	N/A	N/A

Bank Only	$116,083	17.79%	$52,212	8.00%	$65,266	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$113,678	17.42%	$26,106	4.00%	N/A	N/A

Bank Only	$109,689	16.81%	$26,106	4.00%	$39,159	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$113,678	8.12%	$56,028	4.00%	N/A	N/A

Bank Only	$109,689	7.83%	$56,003	4.00%	$70,004	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Payment of dividends by the Bank is limited under regulation. The amount that can be paid in any calendar year without prior approval of the Bank’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

14. DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company’s subsidiaries. For the year ended December 31, 2004, 38,165 shares were sold under this plan at an average price of $20.34 per share, reflective of other trades at the time of each sale. For the year ended December 31, 2003, 36,690 shares were sold under this plan at an average price of $17.27 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan. During 2004, 64,600 shares of common stock were purchased under this plan at a cost of $1.3 million. During 2003, 221,800 shares of common stock were purchased under this plan at a cost of $3.8 million.

15. INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current tax provision	$5,118	$2,208	$2,854
Deferred tax (benefit) expense	(1,166)	374	(671)

Provision for tax expense charged to operations	$3,952	$2,582	$2,183

The components of the net deferred tax asset (liability) as of December 31, 2004 and 2003 are summarized below (in thousands):

	Assets	Liabilities
Allowance for losses on OREO	$60	$
Allowance for loan losses	2,361
Retirement and other benefit plans			(65)
Unrealized gains on securities available for sale			(547)
Premises and equipment			(539)
FHLB stock dividends			(1,864)
Alternative minimum tax credit	1,192
Minimum pension liability	1,600
Other	159

Gross deferred tax assets (liabilities)	5,372		(3,015)

Net deferred tax asset at December 31, 2004	$2,357

	Assets	Liabilities
Allowance for losses on OREO	$72	$
Allowance for loan losses	2,181
Retirement and other benefit plans	121
Unrealized gains on securities available for sale			(3,289)
Premises and equipment			(536)
FHLB stock dividends			(1,716)
Alternative minimum tax credit	1,353
Minimum pension liability	155
Other	108

Gross deferred tax assets (liabilities)	3,990		(5,541)

Net deferred tax liability at December 31, 2003			$(1,551)

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2004		2003		2002
		Percent		Percent		Percent
		of		of		of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
Calculated Tax Expense	$6,817	34.0%	$5,490	34.0%	$5,273	34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest	(2,855)	(14.2%)	(2,876)	(17.8%)	(3,135)	(20.2%)

Other Net	(10)	(0.1%)	(32)	(0.2%)	45	0.3%

Provision for Tax Expense Charged to Operations	$3,952	19.7%	$2,582	16.0%	$2,183	14.1%

16. OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company is a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of its customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss the Company has in these particular classes of financial instruments.

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

The Company had outstanding unused commitments to extend credit of $81.0 million and $57.3 million at December 31, 2004 and 2003, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at December 31, 2004 and 2003 were $9.1 million and $8.8 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $2.5 million and $0.9 million at December 31, 2004 and 2003, respectively. The scheduled maturities of unused commitments are presented below as of December 31, 2004 and 2003.

	December 31,
	2004	2003
	(in thousands)
Unused commitments:
Due in one year or less	$53,384	$33,705
Due after one year	27,579	23,580

Total	$80,963	$57,285

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

Lease Commitments. The Company leases certain branch facilities and office equipment under operating leases. Rent expense for branch facilities was $534,000, $473,000 and $532,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Rent expense for leased equipment was $175,000, $165,000 and $169,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental commitments due under non-cancelable operating leases at December 31, 2004 were as follows (in thousands):

2005	$729
2006	651
2007	419
2008	226
2009	103
Thereafter	9

$2,137

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business the Company buys and sells securities. There were no balance sheet commitments to purchase securities at December 31, 2004. At December 31, 2003, the Company had recorded in its balance sheet commitments to purchase $1.7 million in securities.

Litigation. The Company, or its subsidiaries, is involved with various litigation in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

17. SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company’s market area, East Texas, is directly tied to the oil and gas industry. Oil prices have had an indirect effect on the Company’s business. Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 48.3% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The mortgage-backed securities held by the Company consist almost exclusively of government pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by Government Sponsored Enterprises FNMA or Freddie Mac.

18. RELATED PARTY TRANSACTIONS

Loan activity of executive officers of the registrant and directors of the registrant and Southside Bank and their affiliates for the years ended December 31, 2004 and 2003 were (in thousands):

	2004	2003
Beginning Balance of Loans	$4,262	$3,496
Additional Loans	2,364	2,341
Payments	(2,239)	(1,575)
Other	(122)	—

Ending Balance of Loans	$4,265	$4,262

The Company incurred legal costs of $206,000, $232,000 and $202,000 during the years ended December 31, 2004, 2003 and 2002, respectively, from a law firm of which a director of the Company is a partner. The Company paid approximately $154,000, $125,000 and $117,000 in insurance premiums during the years ended December 31, 2004, 2003 and 2002, respectively, to a company of which a director has a related interest.

19. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of the Company’s financial instruments, are as follows:

Cash and due from banks - The carrying amounts for cash and due from banks is a reasonable estimate of those assets’ fair value.

Investment, mortgage-backed and marketable equity securities - Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

Loans receivable - For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets’ fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.

Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount on demand at the reporting date, that is, the carrying value. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Federal funds purchased - Federal funds purchased generally have an original term to maturity of one day and thus are considered short-term borrowings. Consequently, their carrying value is a reasonable estimate of fair value.

Commitments to extend credit and standby letters of credit- The carrying amounts of commitments to extend credit are a reasonable estimate of those assets’ fair value.

FHLB advances - The fair value of these advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-term debt - The carrying amount for long-term debt is a reasonable estimate of the debts’ fair value due to the fact the debt floats based on LIBOR and resets quarterly.

The following table presents the Company’s assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2004		At December 31, 2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(in thousands
Financial assets:
Cash and due from banks	$49,832	$49,832	$47,223	$47,223
Investment securities:
Available for sale	133,535	133,535	144,876	144,876
Mortgage-backed and related securities:
Available for sale	479,475	479,475	584,581	584,581
Held to maturity	241,058	243,320	6,382	6,365
Marketable equity securities:
Available for sale	26,819	26,819	23,670	23,670
Loans, net of allowance	617,077	629,395	582,721	602,835
Loans held for sale	3,764	3,764	3,319	3,319

Financial liabilities:
Retail deposits	$940,986	$858,519	$872,529	$832,539
Federal funds purchased	8,500	8,500	3,525	3,525
FHLB advances	529,569	526,133	444,683	449,980
Long-term debt	20,619	20,619	20,619	20,619

Off-balance sheet liabilities:
Commitments to extend credit	—	—	—	—
Credit card arrangements	—	—	—	—
Standby letters of credit	—	—	—	—

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

20. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

Cash and due from banks	$6,752	$3,228
Investment in bank subsidiary at equity in underlying net assets	116,789	116,270
Investment in nonbank subsidiary at equity in underlying net assets	634	634
Other assets	1,166	908

TOTAL ASSETS	$125,341	$121,040

LIABILITIES

Long-term debt	$20,619	$20,619
Other liabilities	25	35

TOTAL LIABILITIES	20,644	20,654

SHAREHOLDERS’ EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized: 12,486,717 and 11,779,467 shares issued)	15,608	14,724
Paid-in capital	75,268	63,144
Retained earnings	33,718	32,979
Treasury stock (1,485,187 and 1,420,587 shares at cost)	(17,853)	(16,544)
Accumulated other comprehensive (loss) income	(2,044)	6,083

TOTAL SHAREHOLDERS’ EQUITY	104,697	100,386

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,341	$121,040

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
INCOME

Dividends from subsidiary	$9,000	$6,000	$7,250
Interest Income	28	—	—

TOTAL INCOME	9,028	6,000	7,250

EXPENSE

Interest expense	923	2,407	3,034
Salaries and employee benefits	—	—	100
Amortization	5	990	68
Other	703	591	477

TOTAL EXPENSE	1,631	3,988	3,679

Income before federal income tax expense	7,397	2,012	3,571
Benefit for federal income tax expense	545	1,356	1,251

Income before equity in undistributed earnings of subsidiaries	7,942	3,368	4,822
Equity in undistributed earnings of subsidiaries	8,157	10,196	8,503

NET INCOME	$16,099	$13,564	$13,325

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$16,099	$13,564	$13,325
Adjustments to reconcile net income to cash provided by operations:
Equity in undistributed earnings of subsidiaries	(8,157)	(10,196)	(8,503)
(Increase) decrease in other assets	(258)	1,362	82
(Decrease) increase in other liabilities	(10)	13	(31)

Net cash provided by operating activities	7,674	4,743	4,873

INVESTING ACTIVITIES:
Investments in subsidiaries	—	(619)	—

Net cash used in investing activities	—	(619)	—

FINANCING ACTIVITIES:
Purchase of common stock	(1,309)	(3,830)	(4,203)
Proceeds from issuance of common stock	1,602	14,454	3,695
Dividends paid	(4,443)	(3,196)	(2,646)
Proceeds from issuance of long-term debt	—	20,619	—
Repayment of junior subordinated debentures	—	(20,000)	—
Net decrease in junior subordinated convertible debentures	—	(14,225)	(2,725)

Net cash used in financing activities	(4,150)	(6,178)	(5,879)

Net increase (decrease) in cash and cash equivalents	3,524	(2,054)	(1,006)
Cash and cash equivalents at beginning of year	3,228	5,282	6,288

Cash and cash equivalents at end of year	$6,752	$3,228	$5,282

21.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (in thousands, except per share data)

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$17,785	$17,163	$16,107	$15,945
Interest expense	7,500	7,015	6,667	6,424
Net interest income	10,285	10,148	9,440	9,521
Provision for loan losses	400	—	300	225
Noninterest income	5,023	5,162	5,246	6,472
Noninterest expense	10,390	9,995	9,869	10,067
Income before provision for income taxes	4,518	5,315	4,517	5,701
Provision for income taxes	818	1,082	846	1,206
Net income	3,700	4,233	3,671	4,495

Earnings per share
Basic:	$0.34	$0.39	$0.33	$0.41
Diluted:	$0.32	$0.36	$0.32	$0.39

	2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$15,281	$14,608	$15,437	$15,674
Interest expense	6,555	7,319	7,563	8,215
Net interest income	8,726	7,289	7,874	7,459
Provision for loan losses	155	—	525	529
Noninterest income	5,448	5,917	6,179	6,569
Noninterest expense	9,047	10,103	9,511	9,445
Income before provision for income taxes	4,972	3,103	4,017	4,054
Provision for income taxes	942	353	590	697
Net income	4,030	2,750	3,427	3,357

Earnings per share
Basic:	$0.41	$0.29	$0.37	$0.36
Diluted:	$0.35	$0.25	$0.31	$0.31

     INDEX TO EXHIBITS

Exhibit
No.
	3 (a)(i)	-	Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

	3 (a)(ii)	-	Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

	3 (b)	-	Bylaws as amended and restated and in effect on December 16, 2004, of Southside Bancshares, Inc. (filed as Exhibit 3(ii) to the Registrant’s Form 8-K, filed January 10, 2005, and incorporated herein by reference).

	4.15	-	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

**	10 (a)(i)	-	Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21, 1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

**	10 (a)(ii)	-	Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

**	10 (b)	-	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

**	10 (c)	-	Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the Registrant’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

**	10 (e)	-	Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

**	10 (f)	-	Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

**	10 (g)	-	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

Exhibit
No.
**	10 (h)	-	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley, (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (i)	-	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (j)	-	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (k)	-	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

*	21	-	Subsidiaries of the Registrant.

*	23	-	Consent of Independent Registered Public Accounting Firm.

*	31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Compensation plan, benefit plan or employment contract or arrangement