Form 10-Q
period 2005-03-31
SOUTHSIDE BANCSHARES INC
filed 2005-05-06
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                            to

Commission file number           0-12247

SOUTHSIDE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	75-1848732 (I.R.S. Employer Identification No.)

1201 S. Beckham, Tyler, Texas (Address of principal executive offices)	75701 (Zip Code)

903-531-7111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑. No ☐.

The number of shares outstanding of each of the issuer’s classes of capital stock as of April 27, 2005 was 11,397,026 shares of Common Stock, par value $1.25.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Three months ended March 31, 2005 compared to March 31, 2004
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2005	2004
ASSETS
Cash and due from banks	$42,370	$49,282
Interest earning deposits	693	550
Federal funds sold	3,300	—
Investment securities:
Available for sale	128,778	133,535
Mortgage-backed and related securities:
Available for sale	497,740	479,475
Held to maturity	239,865	241,058
Marketable equity securities:
Available for sale	27,466	26,819
Loans held for sale	4,633	3,764
Loans:
Loans, net of unearned discount	636,831	624,019
Less: allowance for loan losses	(6,884)	(6,942)

Net Loans	629,947	617,077
Premises and equipment, net	30,352	30,325
Interest receivable	8,415	8,550
Deferred tax asset	4,688	2,357
Other assets	43,704	26,851

TOTAL ASSETS	$1,661,951	$1,619,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$270,455	$263,898
Interest bearing	700,982	677,088

Total Deposits	971,437	940,986
Short-term obligations:
Federal funds purchased	—	8,500
FHLB Dallas advances	225,692	198,901
Other obligations	1,222	2,500

Total Short-term obligations	226,914	209,901
Long-term obligations:
FHLB Dallas advances	314,586	330,668
Long-term debt	20,619	20,619

Total Long-term obligations	335,205	351,287
Other liabilities	30,190	12,772

TOTAL LIABILITIES	1,563,746	1,514,946

Commitments and Contingencies (Note 7)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,107,048 and 12,486,717 shares issued)	16,384	15,608
Paid-in capital	86,229	75,268
Retained earnings	25,061	33,718
Treasury stock (1,718,737 and 1,485,187 shares at cost)	(22,850)	(17,853)
Accumulated other comprehensive loss	(6,619)	(2,044)

TOTAL SHAREHOLDERS’ EQUITY	98,205	104,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,661,951	$1,619,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Interest income
Loans	$8,989	$8,503
Investment securities – taxable	508	230
Investment securities – tax-exempt	913	1,030
Mortgage-backed and related securities	8,241	6,054
Marketable equity securities	216	106
Other interest earning assets	9	22

Total interest income	18,876	15,945
Interest expense
Deposits	3,413	2,382
Short-term obligations	1,940	1,545
Long-term obligations	3,144	2,497

Total interest expense	8,497	6,424

Net interest income	10,379	9,521
Provision for loan losses	235	225

Net interest income after provision for loan losses	10,144	9,296

Noninterest income
Deposit services	3,387	3,389
(Loss) gain on sale of securities available for sale	(216)	1,817
Gain on sale of loans	370	434
Trust income	329	277
Bank owned life insurance income	189	197
Other	698	358

Total noninterest income	4,757	6,472

Noninterest expense
Salaries and employee benefits	6,858	6,498
Net occupancy expense	1,041	1,006
Equipment expense	207	173
Advertising, travel and entertainment	546	503
ATM expense	140	172
Director fees	159	144
Supplies	146	145
Professional fees	198	244
Postage	135	138
Other	1,125	1,044

Total noninterest expense	10,555	10,067

Income before federal tax expense	4,346	5,701
Provision for federal tax expense	771	1,206

Net Income	$3,575	$4,495

Earnings per common share - basic	$0.31	$0.39

Earnings per common share - diluted	$0.30	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid-in	Retained	Treasury	Income	holders’
(in thousands, except share amounts)	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2003		$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	$4,495			4,495			4,495
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment (see Note 3)	1,627					1,627	1,627

Comprehensive income	$6,122

Common stock issued (56,276 shares)		71	399				470
Tax benefit of incentive stock options			136				136
Dividends paid on common stock				(1,040)			(1,040)

Balance at March 31, 2004		$14,795	$63,679	$36,434	$(16,544)	$7,710	$106,074

Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$3,575			3,575			3,575
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(4,575)					(4,575)	(4,575)

Comprehensive loss	$(1,000)

Common stock issued (76,637 shares)		96	421				517
Tax benefit of incentive stock options			182				182
Dividends paid on common stock				(1,194)			(1,194)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,358	(11,038)

Balance at March 31, 2005		$16,384	$86,229	$25,061	$(22,850)	$(6,619)	$98,205

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$3,575	$4,495
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	516	578
Amortization of premium	2,150	2,568
Accretion of discount and loan fees	(316)	(109)
Provision for loan losses	235	225
Tax benefit of incentive stock options	182	136
Decrease in interest receivable	135	610
(Increase) decrease in other assets	(16,623)	940
Decrease (increase) in deferred taxes	26	(250)
Increase (decrease) in interest payable	254	(23)
Increase in other liabilities	15,886	7,890
Increase in loans held for sale	(869)	(1,515)
Loss (gain) on sale of available for sale securities	216	(1,817)
Gain on sale of assets	(22)	(6)
Gain on sale of other real estate owned	—	(19)

Net cash provided by operating activities	5,345	13,703

INVESTING ACTIVITIES:
Net increase in federal funds sold	(3,300)	(8,600)
Proceeds from sales of investment securities available for sale	16,397	30,592
Proceeds from sales of mortgage-backed securities available for sale	25,754	76,858
Proceeds from maturities of investment securities available for sale	52,774	12,115
Proceeds from maturities of mortgage-backed securities available for sale	30,481	34,960
Proceeds from maturities of mortgage-backed securities held to maturity	5,914	876
Purchases of investment securities available for sale	(65,653)	(16,398)
Purchases of mortgage-backed securities available for sale	(81,868)	(152,540)
Purchases of mortgage-backed securities held to maturity	(5,096)	—
Purchases of marketable equity securities available for sale	(647)	(87)
Net increase in loans	(13,607)	(5,665)
Purchases of premises and equipment	(543)	(552)
Proceeds from sale of premises and equipment	22	12
Proceeds from sale of other real estate owned	153	136
Proceeds from sale of repossessed assets	119	103

Net cash used in investing activities	(39,100)	(28,190)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$7,774	$17,374
Net increase (decrease) in certificates of deposit	22,677	(4,030)
Net decrease in federal funds purchased	(8,500)	(3,525)
Net increase (decrease) in FHLB Dallas advances	10,709	(2,834)
Proceeds from the issuance of common stock	517	470
Purchase of common stock	(4,997)	—
Dividends paid	(1,194)	(1,040)

Net cash provided by financing activities	26,986	6,415

Net decrease in cash and cash equivalents	(6,769)	(8,072)
Cash and cash equivalents at beginning of period	49,832	47,223

Cash and cash equivalents at end of period	$43,063	$39,151

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$8,243	$6,447
Income taxes paid	500	550

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$502	$303
Transfer of available for sale securities to held to maturity securities	—	44,352
Payment of 5% stock dividend	11,038	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The term “Company” is used throughout this report to refer to Southside Bancshares, Inc. and its subsidiaries. The term “Bank” is used to refer to Southside Bank wherever a distinction between Southside Bancshares, Inc. and Southside Bank aids in the understanding of this report.

The consolidated balance sheet as of March 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flow and notes to the financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest annual report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends. For a description of the Company’s significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in the 2004 Annual Report to Shareholders.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic Earnings and Shares:
Net income	$3,575	$4,495

Weighted-average basic shares outstanding	11,466	11,455

Basic Earnings Per Share:
Net income	$0.31	$0.39

Diluted Earnings and Shares:
Net income	$3,575	$4,495

Weighted-average basic shares outstanding	11,466	11,455
Add: Stock options	642	691

Weighted-average diluted shares outstanding	12,108	12,146

Diluted Earnings Per Share:
Net income	$0.30	$0.37

For the quarters ended March 31, 2005 and 2004, there were no antidilutive shares.

3. Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,148)	$2,430	$(4,718)
Less: reclassification adjustment for losses included in net income	(216)	73	(143)

Net unrealized losses on securities	(6,932)	2,357	(4,575)

Other comprehensive loss	$(6,932)	$2,357	$(4,575)

	Three Months Ended March 31, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$4,282	$(1,456)	$2,826
Less: reclassification adjustment for gains included in net income	1,817	(618)	1,199

Net unrealized gains on securities	2,465	(838)	1,627

Other comprehensive income	$2,465	$(838)	$1,627

4. Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
Service cost	$487	$399	$19	$12
Interest cost	496	438	37	25
Expected return on assets	(531)	(444)	N/A	N/A
Transition (asset) obligation recognition	—	—	1	1
Net loss recognition	152	107	40	26
Prior service cost amortization	—	—	—	—

Net periodic benefit cost	$604	$500	$97	$64

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $3.0 million to its defined benefit pension plan and $82,000 to its nonfunded supplemental retirement plan (“restoration plan”) in 2005. As of March 31, 2005, $1.0 million of contributions were made to the defined benefit pension plan, and $19,000 of contributions were made to the restoration plan.

5. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the Plan”), a stock-based incentive compensation plan. The Plan expired March 31, 2003. The Company applied APB Opinion 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by FAS 123 and FAS 148.

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the plan expired, awards were granted to selected employees and directors of the Company or any subsidiary. At March 31, 2005 and 2004, there were no stock options available for grant.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant. There were no incentive stock options granted in the first quarter of 2005. The remaining stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

The Company expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006.

A summary of the status of the Company’s stock options as of March 31, 2005 and 2004 and the changes during the quarter ended on those dates is presented below:

	2005		2004
	# Shares of	Weighted Average	# Shares of	Weighted Average
	Underlying Options	Exercise Prices	Underlying Options	Exercise Prices
Outstanding at beginning of the period	924,290	$5.93	1,085,793	$5.83
Granted	—	—	—	—
Exercised	(67,680)	$4.65	(51,459)	$5.65
Forfeited	—	—	(536)	$5.79
Expired	—	—	—	—
Outstanding at end of period	856,610	$6.03	1,033,798	$5.83
Exercisable at end of period	771,910	$5.86	833,965	$5.57

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$3.52 to $5.79	539,011	3.47	$5.41	474,057	$5.36
$6.27 to $13.90	317,599	4.33	$7.09	297,853	$6.65

$3.52 to $13.90	856,610	3.79	$6.03	771,910	$5.86

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of SFAS 123, the Company’s net income and net income per common share for the three month periods ending March 31, 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended March 31,
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma
	2005	2005	2004	2004

SFAS 123 Charge	$—	$20	$—	$31

Net Income	$3,575	$3,555	$4,495	$4,464

Net Income per Common Share-Basic	$0.31	$0.31	$0.39	$0.39

Net Income per Common Share-Diluted	$0.30	$0.29	$0.37	$0.37

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

6. Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. On April 18, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The Company anticipates the compensation cost associated with adopting SFAS 123R will be immaterial based on the current options outstanding.

On March 29, 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107, Share Based Payment. SAB No. 107 expresses views of the staff regarding the interaction between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The adoption of SAB No. 107 should not have a material impact on the Company’s consolidated financial statements.

7. Off-Balance Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk. In the normal course of business, the Company is a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of its customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss the Company has in these particular classes of financial instruments.

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

The Company had outstanding unused commitments to extend credit of $83.8 million and $56.4 million at March 31, 2005 and 2004, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve lines of credit which have no stated maturity date. Unused lines of credit for credit card and ready reserve at March 31, 2005 and 2004 were $9.6 million and $8.7 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $2.4 million and $998,000 at March 31, 2005 and 2004, respectively. The scheduled maturities of unused commitments are presented below as of March 31, 2005 and 2004.

	March 31,
	2005	2004
	(in thousands)
Unused commitments:
Due in one year or less	$50,807	$38,073
Due after one year	32,997	18,307

Total	$83,804	$56,380

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

Lease Commitments. The Company leases certain branch facilities and office equipment under operating leases. It is expected that certain leases will be renewed or equipment replaced with new leased equipment as these leases expire.

Securities. In the normal course of business the Company buys and sells securities. At March 31, 2005, the Company had recorded in its balance sheet commitments to purchase $16.6 million of securities. At December 31, 2004, there were no balance sheet commitments to purchase securities.

Litigation. The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Three months ended March 31, 2005 compared to March 31, 2004.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the “Company”), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest report on Form 10-K.

The Company reported a decrease in net income for the three months ended March 31, 2005 compared to the same period in 2004. Net income for the three months ended March 31, 2005 was $3.6 million compared to $4.5 million for the same period in 2004.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions. Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements. For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either globally, nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE’s guarantees or ability to pay or issue debt, economic or other disruptions caused by acts of terrorism or military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve or interest rate environment which reduce interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes effecting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of changes in federal or state tax laws, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. The internal loan review department for the Company is responsible for an ongoing review of the Company’s loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review department. This list is updated on a periodic basis in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

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

As of March 31, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.9 million was adequate to cover probable losses in the portfolio.

Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including available for sale (“AFS”) investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most AFS investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Retirement Plan. The plan obligations and related assets of the defined benefit pension plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At March 31, 2005, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 5.75%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%. At March 31, 2004, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.25%; long-

term rate of return on plan assets 8.5%; and assumed salary increases 4.5%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

Impairment of Investment Securities and Mortgage-backed Securities. Investment and mortgage-backed securities classified as AFS are carried at fair values and the impact of changes in fair value are recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity. In addition, securities classified as AFS or held to maturity (“HTM”) are subject to the Company’s review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; credit event or interest rate related; the Company’s ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

Off-Balance Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance sheet arrangements, commitments and contingencies as of March 31, 2005 are included in Note 7 in the accompanying notes to the consolidated financial statements included in this report.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, and increased interest rate risk. During 2005, the yield curve has continued to flatten. During this flattening curve cycle which began during 2004, there has been a combination of increasing short-term interest rates combined with relatively flat to decreasing long-term (10 years and out) interest rates. Should this trend in the yield curve continue, the Company may not see prepayment speeds on its mortgage-backed securities slow and could see prepayment speeds increase. In addition, at the same time the Company could see its funding costs rise. Increased prepayment speeds and rising funding costs would most likely squeeze the Company’s net interest margin. The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates could impact the Company’s equity capital significantly.

The Company will attempt to adopt a balance sheet strategy going forward to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth available in the Company’s market area. If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then securities as a percentage of earning assets could increase through the purchase of additional securities if securities can be purchased at what the Company believes are acceptable margins. If acceptable securities are not available to purchase, the Company could reduce the level of securities through maturities of securities, principal payments and, or sales of securities. During the first quarter ended March 31, 2005, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease slightly to 53.8% at March 31, 2005 from 54.4% at December 31, 2004. On the liability side, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as ALCO objectives. During the first quarter ended March 31, 2005, long-term deposits necessary to balance ALCO objectives were not available in the Company’s market area at a market price the Company was willing to accept. As a result, additional long term FHLB borrowings were obtained, however, due to the overall increase in deposits, FHLB borrowings as a percentage of deposits decreased slightly to 55.6% at March 31, 2005 from 56.3% at December 31, 2004. The intended net result of the overall balance sheet strategy is to increase the Company’s net interest margin. The leverage strategy is dynamic and requires ongoing management. As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities, proper amount of securities to own and funding to obtain must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. If the flattening yield curve cycle trend discussed above continues, the overall yield on the mortgage-backed securities may not increase and could decrease. If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the ALCO scenarios modeled.

Net Interest Income

Net interest income for the three months ended March 31, 2005 was $10.4 million, an increase of $858,000, or 9.0%, when compared to the same period in 2004. Average interest earning assets increased $212.8 million, or 16.0%, while the net interest spread decreased from 2.75% at March 31, 2004 to 2.50% at March 31, 2005 and the net margin decreased from 3.17% at March 31, 2004 to 2.98% at March 31, 2005. Net interest income increased as a result of increases in the Company’s average interest earning assets during the first quarter of 2005 when compared to the same period in 2004, which more than offset the decrease in the Company’s net interest spread and margin during the same period. Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities which could influence the Company’s net interest margin and spread during the coming quarters. Future changes in interest rates in which the yield curve continues to flatten could also influence the Company’s net interest margin and spread during the coming quarters.

During the three months ended March 31, 2005, average loans, funded by the growth in average deposits, increased $41.0 million, or 6.9%, compared to the same period in 2004. The average yield on loans decreased from 6.13% at March 31, 2004 to 6.09% at March 31, 2005 reflective of the repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment. If interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The increase in interest income on loans of $486,000, or 5.7%, was the result of the increase in average loans. During the first three months ended March 31, 2005, loans, net of unearned discount, increased $12.8 million, or 2.1%, when compared to the year ended December 31, 2004 primarily as a result of an increase in municipal loans, construction loans and 1-4 family residential loans.

Average investment and mortgage-backed securities increased $173.8 million, or 24.6%, for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was funded by the increase in average deposits and average FHLB advances. The overall yield on average securities increased to 4.64% during the three months ended March 31, 2005, from 4.42% during the same period in 2004. This increase is primarily reflective of decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense. Interest income from investment and mortgage-backed securities increased $2.3 million, or 32.1%, compared to the same period in 2004 due to the increase in average balances and the increase in the overall yield.

Interest income from marketable equity securities, federal funds sold and other interest earning assets increased $97,000, or 75.8%, for the three months ended March 31, 2005, when compared to 2004 as a result of the increase in the average yield from 1.54% in 2004 to 3.17% at March 31, 2005, due to higher short-term interest rates which more than offset the decrease in the average balance.

Total interest expense increased $2.1 million, or 32.3%, to $8.5 million during the three months ended March 31,

2005 as compared to $6.4 million during the same period in 2004. The increase was primarily attributable to increased funding costs associated with the Company’s deposits and FHLB advances due to an increase in these average interest bearing liabilities of $178.7 million, or 16.3% and an increase in the average yield on interest bearing liabilities from 2.36% at March 31, 2004 to 2.71% at March 31, 2005.

Average interest bearing deposits increased $41.2 million, or 6.4%, and the average rate paid increased from 1.48% at March 31, 2004 to 2.00% at March 31, 2005. Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $75.1 million, or 45.3%, as compared to the same period in 2004 primarily as a result of the increase in securities during the first quarter of 2005 and the reclassification of FHLB advances from long-term to short-term. Interest expense associated with short-term interest bearing liabilities increased $395,000, or 25.6%, and the average rate paid decreased 48 basis points for the three month period ended March 31, 2005 when compared to the same period in 2004. The decrease in the average rate paid is due to higher interest rate FHLB advances paying off and lower interest rate long-term FHLB advances being reclassified to short-term. Average long-term interest bearing liabilities consisting of FHLB advances increased $62.4 million, or 24.0%, during the three months ended March 31, 2005 to $322.4 million as compared to $260.0 million at March 31, 2004. Interest expense associated with long-term FHLB advances increased $577,000, or 25.3%, and the average rate paid increased 7 basis points for the three months ended March 31, 2005 when compared to the same period in 2004. The long-term advances were obtained from the FHLB primarily to fund long-term securities and to a lesser extent long-term loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt remained the same from March 31, 2004 to March 31, 2005. Interest expense increased $70,000, or 32.7% as a result of the increase in the three month LIBOR. The long-term debt adjusts quarterly at a rate equal to the three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Three Months Ended
	March 31, 2005			March 31, 2004
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$631,175	$9,483	6.09%	$590,166	$8,988	6.13%
Loans Held For Sale	4,989	58	4.71%	2,376	40	6.77%
Securities:
Investment Securities (Taxable)(4)	61,066	508	3.37%	48,868	230	1.89%
Investment Securities (Tax-Exempt)(3)(4)	76,337	1,330	7.07%	85,513	1,485	6.98%
Mortgage-backed Securities (4)	743,327	8,241	4.50%	572,532	6,054	4.25%
Marketable Equity Securities	27,210	216	3.22%	23,671	106	1.80%
Interest Earning Deposits	562	3	2.16%	535	1	0.75%
Federal Funds Sold	1,039	6	2.34%	9,265	21	0.91%

Total Interest Earning Assets	1,545,705	19,845	5.21%	1,332,926	16,925	5.11%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,464			38,993
Bank Premises and Equipment	30,403			30,565
Other Assets	43,452			42,833
Less: Allowance for Loan Loss	(6,975)			(6,371)

Total Assets	$1,656,049			$1,438,946

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,629	$109	0.87%	$46,352	$46	0.40%
Time Deposits	330,512	2,258	2.77%	321,037	1,985	2.49%
Interest Bearing Demand Deposits	309,250	1,046	1.37%	281,777	351	0.50%
Short-term Interest Bearing Liabilities	240,750	1,940	3.27%	165,671	1,545	3.75%
Long-term Interest Bearing Liabilities — FHLB	322,413	2,860	3.60%	260,033	2,283	3.53%
Long-term Debt (5)	20,619	284	5.51%	20,619	214	4.10%

Total Interest Bearing Liabilities	1,274,173	8,497	2.71%	1,095,489	6,424	2.36%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	263,024			229,096
Other Liabilities	13,846			9,564

Total Liabilities	1,551,043			1,334,149

SHAREHOLDERS’ EQUITY	105,006			104,797

Total Liabilities and Shareholders’ Equity	$1,656,049			$1,438,946

NET INTEREST INCOME		$11,348			$10,501

NET YIELD ON AVERAGE EARNING ASSETS			2.98%			3.17%

NET INTEREST SPREAD			2.50%			2.75%

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $552 and $525 for the quarter ended March 31, 2005 and 2004.

(3)	Interest income includes taxable-equivalent adjustments of $417 and $455 for the quarter ended March 31, 2005 and 2004.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)	Southside Statutory Trust III

Note:	As of March 31, 2005 and 2004, loans totaling $1,835 and $1,301, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $4.8 million for the three months ended March 31, 2005 compared to $6.5 million for the same period in 2004. During the three months ended March 31, 2005, the Company has a loss on the sale of AFS securities of $216,000 compared to gains of $1.8 million for the same period in 2004. The market value of the AFS securities portfolio at March 31, 2005 was $654.0 million with a net unrealized loss on that date of $1.8 million. The net unrealized loss is comprised of $7.5 million in unrealized losses and $5.7 million in unrealized gains. The market value of the HTM securities portfolio at March 31, 2005 was $238.2 million with a net unrealized loss on that date of $1.7 million. The net unrealized loss is comprised of $1.9 million in unrealized losses and $0.2 million in unrealized gains. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an effort to maximize the total return of the securities portfolio and to reduce alternative minimum tax. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During the first quarter of 2005, the yield curve continued to flatten as short-term interest rates increased more than long-term interest rates. The Company used this interest-rate environment to reposition a portion of the securities portfolio. Lower yielding mortgage-backed securities and, or selected higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure and that had an overall higher average yield. Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with better call protected municipal securities. It is uncertain if economic conditions or ALCO and investment portfolio objectives that would precipitate sales of a significant amount of additional AFS securities, will exist during the remainder of 2005. Sales of AFS municipal securities will continue to be evaluated based on the Company’s ability to replace these municipal securities with more attractive municipal loans and the appropriate overall level of tax free income. Therefore, it is uncertain if the Company will have net gains on sales of securities during 2005.

Other changes to noninterest income included gain on sale of loans income which decreased $64,000, or 14.7%, to $370,000 for the three months ended March 31, 2005 from $434,000 for the same period in 2004 due to the decrease in mortgage loan refinancing the Company handled during the first three months of 2005 when compared to the same period in 2004. Trust income increased $52,000, or 18.8%, for the three months ended March 31, 2005 when compared to the same period in 2004 due to growth experienced in the Trust department. Other noninterest income increased $340,000, or 95.0%, for the three months ended March 31, 2005 primarily as a result of a special distribution received as a result of the merger of the Pulse EFT Association with Discover Financial Services of $244,000. Other increases in other income included increases in Southside Select fee income, gain on sale of automobiles, and Travelers Express income.

Noninterest Expense

Noninterest expense was $10.6 million for the three months ended March 31, 2005, compared to $10.1 million for the same period of 2004, representing an increase of $488,000 or 4.8%.

Salaries and employee benefits increased $360,000, or 5.5%, during the three months ended March 31, 2005 when compared to the same period in 2004. Direct salary expense and payroll taxes increased $576,000, or 11.7%, as a result of overall bank growth, new branches opened since first quarter 2004, and normal payroll increases for the three months ended March 31, 2005 when compared to the same period in 2004. Retirement expense increased $21,000, or 3.1%, for the three months ended March 31, 2005 when compared to the same period in 2004, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2005 when compared to 2004 and the assumed long-term rate of return is 8.5% and the assumed discount rate is 5.75%. The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future. If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase. Health insurance expense decreased $237,000, or 26.7%, for the three months ended March 31, 2005 when compared to the same period in 2004 due to lower claims paid in the first quarter of 2005 compared to the same period in 2004. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during the remainder of 2005.

Equipment expense increased $34,000, or 19.7%, for the three months ended March 31, 2005 compared to the same period in 2004 due to increases in various maintenance contracts.

ATM expense decreased $32,000, or 18.6%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease occurred primarily due to renegotiated fees with the service provider.

Director fees increased $15,000, or 10.4%, for the three months ended March 31, 2005 compared to the same period in 2004, primarily as a result of increased fee amounts paid to holding company directors and a temporary increase in the number of directors that serve on the bank’s executive committee.

Professional fees decreased $46,000, or 18.9%, for the three months ended March 31, 2005 compared to the same period in 2004. The decrease occurred primarily due to a reduction in consulting fees associated with the Company’s internal and financial controls.

Other expense increased $81,000, or 7.8%, for the three months ended March 31, 2005 compared to the same period in 2004. The increase occurred primarily due to increases in bank exam fees, telephone expense and other losses, that were partially offset by decreases in legal fees.

Income Taxes

Income tax expense was $771,000 for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004. The effective tax rate as a percentage of pre-tax income was 17.7% for the three months ended March 31, 2005 compared to 21.2% for the three months ended March 31, 2004. The decrease in the effective tax rate and income tax expense for 2005 was due to the decrease in taxable income as a percentage of total income for the three months ended March 31, 2005 when compared to March 31, 2004. The decrease in taxable income as a percentage of total income is a result of the decrease in pre-tax income primarily due to the decrease in income on sales of securities in the first quarter of 2005 compared to the same period in 2004.

The Company decreased its municipal securities portfolio during the first quarter of 2005 and plans to decrease it further during the second quarter of 2005 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. During 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.0 million amortization expense during 2003 and the level of tax free income. The Company has the ability to and is addressing the appropriate level of tax free income so as to not be in an alternative minimum tax position during 2005. Based on this information, management believes this is reversible in the future and no valuation allowance is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. The Company does not expect the Act to have a material impact on its income tax expense. The Company will continue to monitor any possible impact in future periods.

Capital Resources

Total shareholders’ equity for the Company at March 31, 2005, was $98.2 million representing a decrease of $6.5 million from December 31, 2004, and represented 5.9% of total assets at March 31, 2005 compared to 6.5% of total assets at December 31, 2004. The decrease of $4.6 million in accumulated other comprehensive income (loss), $1.2 million in dividends paid and the purchase of $5.0 million in common stock (233,550 shares) were the major contributors to the decrease in shareholders’ equity at March 31, 2005. Increases to shareholders’ equity consisted of net income of $3.6 million and the issuance of $517,000 in common stock (76,637 shares) through the Company’s incentive stock option and dividend reinvestment plans. The Company has a common stock repurchase plan that was instituted in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations. The Board reviews this plan in conjunction with the capital needs of the Company and the Bank and may, at its discretion, modify or discontinue the plan. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2005, these investments were 16.9% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB — The Independent BankersBank, respectively. The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

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

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates. Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Municipal loans are made to municipalities and school districts throughout the state of Texas. The majority of the increase from December 31, 2004 to March 31, 2005, was in loans to municipalities, construction loans and 1-4 family residential loans. The increase in these loan categories is due to the Company’s continued strong commitment in these areas.

Loan Loss Experience and Allowance for Loan Losses

The loan loss allowance is based on the most current review of the loan portfolio at that time. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. Second, the internal loan review department for the Company is responsible for an ongoing review of the Company’s loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review department. This list is updated on a periodic basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

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

As of March 31, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.9 million was adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2005, loan charge-offs were $642,000 and recoveries were $349,000, resulting in net charge-offs of $293,000. For the three months ended March 31, 2004, loan charge-offs were $266,000 and recoveries were $65,000, resulting in net charge-offs of $201,000. The necessary provision expense was estimated at $235,000 for the three months ended March 31, 2005.

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

Total nonperforming assets at March 31, 2005 were $2.9 million, a decrease of $656,000, or 18.6%, from $3.5 million at December 31, 2004. From December 31, 2004 to March 31, 2005, nonaccrual loans decreased $413,000, or 18.4%, to $1.8 million. Of the total at March 31, 2005, 30.7% are residential real estate loans, 6.6% are commercial real estate loans, 49.0% are commercial loans and 13.7% are loans to individuals. Other real estate owned decreased $153,000, or 71.5%, to $61,000 at March 31, 2005 from $214,000 at December 31, 2004. Of the total at March 31, 2005, 73.9% consist of residential dwellings, and 26.1% consist of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days or more past due decreased $521,000, or 63.0%, to $306,000. Repossessed assets increased $384,000, or 936.6%, to $425,000. Approximately $330,000 of the repossessed assets at March 31, 2005 represented a loan with an SBA guarantee of approximately $306,000. Restructured loans increased $47,000, or 24.4%, to $240,000.

Expansion

The Company opened a mortgage lending center in Gresham, Texas in Smith County during January 2005, with plans to ultimately expand it to a full service branch.

The Company plans to open a full service grocery store branch in Seven Points, Texas in Henderson County during the second quarter of 2005.

Accounting Pronouncements

See “Accounting Pronouncements” in Note 6 to the Company’s financial statements in this Form 10-Q.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk. Management maintains an asset/liability committee which meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of March 31, 2005, were within policy guidelines. Due to the level of interest at March 31, 2005, many of the interest rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Callable FHLB Advances are presented based on contractual maturity. Loans held for sale totaling $4,633,000 are classified in the one-year category. Adjustable rate student loans totaling $7.7 million are classified in the one year category. These loans reprice annually and are not retained by the Company when they enter repayment status. Nonaccrual loans, totaling $1,835,000, are not included in the loan totals. All instruments are classified as other than trading.

EXPECTED MATURITY DATE
(dollars in thousands)

	Twelve Months Ending March 31,
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Loans:

Fixed Rate	$179,390	$83,575	$54,256	$26,813	$16,951	$100,925	$461,910	$469,856
	6.22%	6.36%	6.27%	6.19%	6.07%	5.31%	6.05%

Adjustable Rate	61,135	22,639	18,713	11,972	6,309	56,951	177,719	177,719
	5.29%	5.22%	5.49%	5.22%	5.78%	5.75%	5.46%
Mortgage-backed Securities:

Fixed Rate	200,560	138,178	98,700	78,955	62,845	158,367	737,605	735,909
	4.79%	4.66%	4.56%	4.45%	4.41%	4.39%	4.58%
Investments and Other Interest Earning Assets:

Fixed Rate	36,346	6,686	902	4,391	6,115	99,830	154,270	154,270
	3.39%	3.55%	6.17%	4.87%	4.48%	6.20%	5.32%

Adjustable Rate	2,000	—	—	—	—	3,967	5,967	5,967
	4.62%	—	—	—	—	4.30%	4.41%

Total Interest Earning Assets	$479,431	$251,078	$172,571	$122,131	$92,220	$420,040	$1,537,471	$1,543,721
	5.28%	5.25%	5.21%	4.92%	4.81%	5.22%	5.20%

Savings Deposits	$5,192	$2,596	$2,596	$2,596	$2,596	$36,337	$51,913	$44,176
	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%	0.95%

NOW Deposits	60,063	5,356	5,356	5,356	5,356	74,999	156,486	137,749
	2.34%	0.50%	0.50%	0.50%	0.50%	0.50%	1.21%

Money Market Deposits	27,474	9,158	9,158	9,158	9,158	27,474	91,580	83,647
	1.90%	1.90%	1.90%	1.90%	1.90%	1.90%	1.90%

Platinum Money Market	32,713	4,966	4,966	4,966	4,966	5,842	58,419	56,203
	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%	2.00%

Certificates of Deposit	255,204	43,013	23,747	9,444	11,068	108	342,584	340,024
	2.60%	3.74%	3.92%	3.51%	3.95%	6.50%	2.90%

FHLB Advances	175,640	143,963	86,268	59,428	29,681	45,298	540,278	533,070
	2.86%	3.11%	3.40%	4.51%	5.27%	4.67%	3.48%

Other Borrowings	1,222	—	—	—	—	20,619	21,841	21,841
	2.60%	—	—	—	—	6.03%	5.84%

Total Interest Bearing Liabilities	$557,508	$209,052	$132,091	$90,948	$62,825	$210,677	$1,263,101	$1,216,710
	2.57%	3.07%	3.17%	3.67%	3.70%	2.24%	2.80%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio. Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%. At March 31, 2005, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At March 31, 2005, of the $737.6 million of mortgage-backed and related securities held by the Company, $732.6 million were secured by fixed-rate mortgage loans and $5.0 million were secured by floating-rate mortgage loans.

The Company assumes 70% of savings accounts and non public fund transaction accounts at March 31, 2005, are core deposits and are, therefore, expected to roll-off after five years. All public fund transaction accounts are assumed to roll-off within one year. The Company assumes 30% of money market accounts at March 31, 2005 are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 10% of its Platinum Money Market accounts are core deposits and are, therefore, expected to roll off after five years. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain litigation that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company’s business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

Set forth below is certain information regarding repurchases of the Company’s common stock during the first quarter of 2005:

				Maximum Dollar
			(c) Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	(a) Total Number of	(b) Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Paid per Share	Announced Plan	Plan (1)
January 1, 2005 – January 31, 2005	–	–	–	$5,000,000
February 1, 2005 – February 28, 2005	175,250	$21.83	175,250	1,174,967
March 1, 2005 – March 31, 2005	58,300	20.10	58,300	2,865
Total	233,550	$21.40	233,550

(1)	During the first quarter of 2005, the Company approved the continuation of its stock repurchase plan, committing $5.0 million to repurchase common stock during 2005 with re-evaluation on a quarterly basis. During the first quarter of 2005, the Company purchased 233,550 shares of common stock.

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

SOUTHSIDE BANCSHARES, INC.
(Registrant)

		BY:	/s/ B. G. HARTLEY

B. G. Hartley, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

DATE:	May 6, 2005

/s/ LEE R. GIBSON

Lee R. Gibson, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:	May 6, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002