Form 10-Q
period 2005-06-30
SOUTHSIDE BANCSHARES INC
filed 2005-08-02
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.   No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒.   No ☐.

The number of shares outstanding of each of the issuer’s classes of capital stock as of July 25, 2005 was 11,439,171 shares of Common Stock, par value $1.25.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Six months ended June 30, 2005 compared to June 30, 2004
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$46,277	$49,282
Interest earning deposits	545	550
Federal funds sold	2,550	—
Investment securities:
Available for sale	110,193	133,535
Mortgage-backed and related securities:
Available for sale	542,196	479,475
Held to maturity	232,540	241,058
Marketable equity securities:
Available for sale	27,694	26,819
Loans held for sale	2,283	3,764
Loans:
Loans, net of unearned discount	659,231	624,019
Less: allowance for loan losses	(6,839)	(6,942)
Net Loans	652,392	617,077
Premises and equipment, net	30,449	30,325
Interest receivable	9,008	8,550
Deferred tax asset	2,587	2,357
Other assets	33,197	26,851

TOTAL ASSETS	$1,691,911	$1,619,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$289,684	$263,898
Interest bearing	716,631	677,088
Total Deposits	1,006,315	940,986
Short-term obligations:
Federal funds purchased	—	8,500
FHLB Dallas advances	254,593	198,901
Other obligations	2,147	2,500
Total Short-term obligations	256,740	209,901
Long-term obligations:
FHLB Dallas advances	287,431	330,668
Long-term debt	20,619	20,619
Total Long-term obligations	308,050	351,287
Other liabilities	15,154	12,772
TOTAL LIABILITIES	1,586,259	1,514,946

Commitments and Contingencies (Note 7)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,157,908 and 12,486,717 shares issued)	16,447	15,608
Paid-in capital	86,765	75,268
Retained earnings	27,501	33,718
Treasury stock (1,718,737 and 1,485,187 shares at cost)	(22,850)	(17,853)
Accumulated other comprehensive loss	(2,211)	(2,044)
TOTAL SHAREHOLDERS’ EQUITY	105,652	104,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,691,911	$1,619,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$9,429	$8,699	$18,418	$17,202
Investment securities – taxable	470	268	978	498
Investment securities – tax-exempt	831	822	1,744	1,852
Mortgage-backed and related securities	8,305	6,190	16,546	12,244
Marketable equity securities	237	91	453	197
Other interest earning assets	16	37	25	59
Total interest income	19,288	16,107	38,164	32,052
Interest expense
Deposits	4,014	2,331	7,427	4,713
Short-term obligations	2,149	1,517	4,089	3,062
Long-term obligations	2,914	2,819	6,058	5,316
Total interest expense	9,077	6,667	17,574	13,091
Net interest income	10,211	9,440	20,590	18,961
Provision for loan losses	227	300	462	525
Net interest income after provision for loan losses	9,984	9,140	20,128	18,436
Noninterest income
Deposit services	3,687	3,559	7,074	6,948
Gain (loss) on sale of securities available for sale	160	257	(56)	2,074
Gain on sale of loans	649	453	1,019	887
Trust income	310	297	639	574
Bank owned life insurance	253	247	442	444
Other	554	433	1,252	791
Total noninterest income	5,613	5,246	10,370	11,718
Noninterest expense
Salaries and employee benefits	7,148	6,302	14,006	12,800
Net occupancy expense	1,082	1,021	2,123	2,027
Equipment expense	213	187	420	360
Advertising, travel & entertainment	471	420	1,017	923
ATM expense	162	195	302	367
Director fees	156	149	315	293
Supplies	175	138	321	283
Professional fees	192	195	390	439
Postage	139	138	274	276
Other	1,340	1,124	2,465	2,168
Total noninterest expense	11,078	9,869	21,633	19,936

Income before federal tax expense	4,519	4,517	8,865	10,218
Provision for federal tax expense	822	846	1,593	2,052

Net Income	$3,697	$3,671	$7,272	$8,166

Earnings per common share – basic	$0.32	$0.32	$0.63	$0.71
Earnings per common share – diluted	$0.30	$0.30	$0.60	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid-in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2003		$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	$8,166			8,166			8,166
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(7,423)					(7,423)	(7,423)
Comprehensive income	$743
Common stock issued (96,462 shares)		121	706				827
Tax benefit of incentive stock options			220				220
Dividends paid on common stock				(2,081)			(2,081)
Purchase of 36,700 shares of common stock					(675)		(675)

Balance at June 30, 2004		$14,845	$64,070	$39,064	$(17,219)	$(1,340)	$99,420

Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$7,272			7,272			7,272
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(167)					(167)	(167)
Comprehensive income	$7,105
Common stock issued (127,497 shares)		159	771				930
Tax benefit of incentive stock options			368				368
Dividends paid on common stock				(2,451)			(2,451)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,358	(11,038)			—

Balance at June 30, 2005		$16,447	$86,765	$27,501	$(22,850)	$(2,211)	$105,652

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$7,272	$8,166
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,057	1,158
Amortization of premium	4,312	5,659
Accretion of discount and loan fees	(594)	(254)
Provision for loan losses	462	525
Tax benefit of incentive stock options	368	220
Increase in interest receivable	(458)	(250)
Increase in other assets	(6,290)	(2,526)
(Increase) decrease in deferred taxes	(144)	184
Increase in interest payable	474	85
Increase in other liabilities	1,555	7,536
Decrease (increase) in loans held for sale	1,481	(1,013)
Loss (gain) on sale of available for sale securities	56	(2,074)
Gain on sale of assets	(51)	(20)
Gain on sale of other real estate owned	(13)	(23)
Net cash provided by operating activities	9,487	17,373

INVESTING ACTIVITIES:
Net increase in federal funds sold	(2,550)	(5,375)
Proceeds from sales of investment securities available for sale	65,152	58,649
Proceeds from sales of mortgage-backed securities available for sale	56,002	82,636
Proceeds from maturities of investment securities available for sale	57,113	19,790
Proceeds from maturities of mortgage-backed securities available for sale	62,946	74,969
Proceeds from maturities of mortgage-backed securities held to maturity	12,858	3,205
Purchases of investment securities available for sale	(97,428)	(46,823)
Purchases of mortgage-backed securities available for sale	(186,436)	(233,892)
Purchases of mortgage-backed securities held to maturity	(5,096)	(8,864)
Purchases of marketable equity securities available for sale	(875)	(507)
Net increase in loans	(36,550)	(18,544)
Purchases of premises and equipment	(1,181)	(1,321)
Proceeds from sale of premises and equipment	51	30
Proceeds from sale of other real estate owned	166	180
Proceeds from sale of repossessed assets	565	233
Net cash used in investing activities	(75,263)	(75,634)

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended
	June 30,
	2005	2004
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$31,302	$31,555
Net increase (decrease) in certificates of deposit	34,027	(3,028)
Net decrease in federal funds purchased	(8,500)	(3,525)
Net increase in FHLB Dallas advances	12,455	30,722
Proceeds from the issuance of common stock	930	827
Purchase of common stock	(4,997)	(675)
Dividends paid	(2,451)	(2,081)
Net cash provided by financing activities	62,766	53,795

Net decrease in cash and cash equivalents	(3,010)	(4,466)
Cash and cash equivalents at beginning of period	49,832	47,223
Cash and cash equivalents at end of period	$46,822	$42,757

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$17,100	$13,006
Income taxes paid	1,150	1,650

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$773	$415
Transfer of available for sale securities to held to maturity securities	—	241,417
Payment of 5% stock dividend	11,038	—

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

The consolidated balance sheet as of June 30, 2005, and the related consolidated statements of income, shareholders’ equity and cash flow and notes to the financial statements for the second quarter and six-month periods ended June 30, 2005 and 2004 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest annual report on Form 10-K.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of the Company’s significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in the 2004 Annual Report to Shareholders.

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings and Shares:
Net Income	$3,697	$3,671	$7,272	$8,166

Weighted-average basic shares outstanding	11,412	11,488	11,439	11,472

Basic Earnings Per Share:
Net Income	$0.32	$0.32	$0.63	$0.71

Diluted Earnings and Shares:
Net Income	$3,697	$3,671	$7,272	$8,166

Weighted-average basic shares outstanding	11,412	11,488	11,439	11,472
Add: Stock options	577	662	609	676
Weighted-average diluted shares outstanding	11,989	12,150	12,048	12,148

Diluted Earnings Per Share:
Net Income	$0.30	$0.30	$0.60	$0.67

For the second quarter and six month periods ended June 30, 2005 and 2004, there were no antidilutive shares.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(309)	$105	$(204)
Less: reclassification adjustment for losses included in net income	(56)	19	(37)
Net unrealized losses on securities	(253)	86	(167)

Other comprehensive loss	$(253)	$86	$(167)

	Quarter Ended June 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,839	$(2,325)	$4,514
Less: reclassification adjustment for gains included in net income	160	(54)	106
Net unrealized gains on securities	6,679	(2,271)	4,408

Other comprehensive income	$6,679	$(2,271)	$4,408

	Six Months Ended June 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(9,173)	$3,119	$(6,054)
Less: reclassification adjustment for gains included in net income	2,074	(705)	1,369
Net unrealized losses on securities	(11,247)	3,824	(7,423)

Other comprehensive loss	$(11,247)	$3,824	$(7,423)

	Quarter Ended June 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(13,455)	$4,575	$(8,880)
Less: reclassification adjustment for gains included in net income	257	(87)	170
Net unrealized losses on securities	(13,712)	4,662	(9,050)

Other comprehensive loss	$(13,712)	$4,662	$(9,050)

4.               Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
Service cost	$1,006	$820	$51	$33
Interest cost	1,012	919	92	71
Expected return on assets	(1,062)	(964)	—	—
Transition (asset) obligation recognition	—	—	1	1
Net loss recognition	321	211	101	78
Prior service cost amortization	—	—	—	—
Net periodic benefit cost	$1,277	$986	$245	$183

	Quarter Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
Service cost	$519	$421	$32	$21
Interest cost	516	481	55	46
Expected return on assets	(531)	(520)	—	—
Transition (asset) obligation recognition	—	—	—	—
Net loss recognition	169	104	61	52
Prior service cost amortization	—	—	—	—
Net periodic benefit cost	$673	$486	$148	$119

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $3.0 million to its defined benefit pension plan and $82,000 to its nonfunded supplemental retirement plan (“restoration plan”) in 2005. Based on actuarial reports received during the second quarter ended June 30, 2005, the Company revised its expected contribution to its defined benefit pension plan and presently anticipates contributing $3.2 million to its defined benefit plan in 2005.  As of June 30, 2005, $1.0 million of contributions were made to the defined benefit pension plan, and $39,000 of contributions were made to the restoration plan.

5.               Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the “Plan”), a stock-based incentive compensation plan.  The Plan expired March 31, 2003.  The Company applied Accounting Principles Board Opinion (“APB”) 25 and related Interpretations in accounting for the Plan and discloses the pro forma information required by Financial Accounting Standard (“FAS”) 123 and 148.

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the Plan expired, awards were granted to selected employees and directors of the Company or any subsidiary.  At June 30, 2005 and 2004, there were no stock options available for grant.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant.  There were no incentive stock options granted in the first six months of 2005 or 2004.  The remaining stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date.  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

The Company expects to adopt the provisions of FAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006.  Among other things, FAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  FAS 123R is effective for the Company on January 1, 2006.

A summary of the status of the Company’s stock options as of June 30, 2005 and 2004 and the changes during the periods ended on those dates is presented below:

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Price	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	856,610	$6.03	1,033,798	$5.83	924,290	$5.93	1,085,793	$5.83
Granted	—	—	—	—	—	—	—	—
Exercised	(40,018)	$4.89	(33,199)	$5.24	(107,698)	$4.74	(84,658)	$5.49
Forfeited	—	—	—	—	—	—	(536)	$5.79
Expired	—	—	—	—	—	—	—	—
Outstanding at end of period	816,592	$6.09	1,000,599	$5.85	816,592	$6.09	1,000,599	$5.85
Exercisable at end of period	731,892	$5.91	840,179	$5.62	731,892	$5.91	840,179	$5.62

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$4.61 to $ 5.79	506,218	3.33	$5.47	441,264	$5.42
$6.27 to $13.90	310,374	4.10	$7.10	290,628	$6.66
$4.61 to $13.90	816,592	3.62	$6.09	731,892	$5.91

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company’s net income and net income per common share for the second quarter and six month periods ending June 30, 2005 and 2004, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
FAS 123 Charge	—	$21	—	$29	—	$41	—	$60
Net Income	$3,697	$3,676	$3,671	$3,642	$7,272	$7,231	$8,166	$8,106
Net Income per Common Share-Basic	$0.32	$0.32	$0.32	$0.32	$0.63	$0.63	$0.71	$0.71
Net Income per Common Share-Diluted	$0.30	$0.30	$0.30	$0.30	$0.60	$0.59	$0.67	$0.67

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

6.  Accounting Pronouncements

On June 29, 2005, the Financial Accounting Standards Board (“FASB”) decided to nullify paragraphs 10 through 18 of Emerging Issues Task Force (“EITF”) 03-1 (The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments).  The nullified section of 03-1 (Evaluating Whether an Impairment is Other Than Temporary) outlined new criteria to determine whether an underwater security would need to be treated as an “other than temporary” impairment and currently charged to income.  The nullified section also contained the notion that by realizing losses in bonds classified as Available for Sale (“AFS”), one could possibly “taint” other bonds in AFS that have unrealized losses and require a current charge-off of these bonds.  In a final FASB Staff Position (“FSP”), the FASB will simply emphasize current accounting rules relevant to “other than temporary” impairments.  The Company previously implemented the disclosure requirements of EITF 03-1 in its December 31, 2003 Consolidated Financial Statements.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections, (“FAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate FAS 154 will materially impact its financial statements upon its adoption on January 1, 2006.

In December 2004, the FASB issued FAS 123R (revised 2004), Share-Based Payment. FAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. On April 18, 2005, the Securities and Exchange Commission amended Regulation S-X to amend the date for compliance with FAS 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with FAS 123R beginning with the first interim or annual period of the registrant’s first fiscal year beginning on or after June 15, 2005.  The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, FAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of FAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  The Company anticipates the compensation cost associated with adopting FAS 123R will be immaterial based on the current options outstanding.

On March 29, 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment.  SAB No. 107 expresses views of the staff regarding the interaction between FAS 123R and certain Securities and Exchange Commission rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The adoption of SAB No. 107 should not have a material impact on the Company’s consolidated financial statements.

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

The Company had outstanding unused commitments to extend credit of $100.1 million and $63.5 million at June 30, 2005 and 2004, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve lines of credit which have no stated maturity date.  Unused lines of credit for credit card and ready reserve at June 30, 2005 and 2004 were $10.4 million and $9.0 million, respectively and are reflected in the due after one year category.  The Company had outstanding standby letters of credit of $2.8 million and $2.1 million at June 30, 2005 and 2004, respectively.  The scheduled maturities of unused commitments are presented below as of June 30, 2005 and 2004.

	June 30,
	2005	2004
	(in thousands)
Unused commitments:
Due in one year or less	$69,297	$41,070
Due after one year	30,768	22,473
Total	$100,065	$63,543

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

Securities. In the normal course of business the Company buys and sells securities.  At June 30, 2005 and December 31, 2004, there were no balance sheet commitments to purchase securities.

Litigation. The Company, or its subsidiaries, is involved with various litigation which resulted in the normal course of business.  Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company or its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Six months ended June 30, 2005 compared to June 30, 2004.

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of Southside Bancshares, Inc. (the “Company”), and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest report on Form 10-K.

The Company reported an increase in net income for the second quarter ended June 30, 2005 and a decrease in net income for the six months ended June 30, 2005 compared to the same period in 2004.  Net income for the second quarter and six months ended June 30, 2005 was $3.7 million and $7.3 million, respectively, compared to $3.7 million and $8.2 million, respectively, for the same period in 2004.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” and similar expressions.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements.  For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either globally, nationally or in the State of Texas, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE’s guarantees or ability to pay or issue debt, economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas or military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve such as flat, inverted or steep yield curves, or interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes impacting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of changes in federal or state tax laws, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

As of June 30, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.8 million was adequate to cover probable losses in the portfolio.

Refer to Item 1 entitled Loan Loss Experience and Allowance for Loan Loss and Notes to Financial Statements No. 1, Summary of Significant Accounting and Reporting Policies in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including AFS investment securities and other real estate owned.  These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most AFS investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Pension Plan. The defined benefit pension plan obligations and related assets of the defined benefit pension plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Salary increase assumptions are based upon historical experience and anticipated future management actions.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At June 30, 2005, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 5.75%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%.  At June 30, 2004, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.50%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

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

Off-Balance Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance sheet arrangements, commitments and contingencies as of June 30, 2005 and 2004, are included in Note 7 in the accompanying notes to the consolidated financial statements included in this report.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk.  The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the “FHLB”) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations.  In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio.  While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years.  At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital.  Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, which can reduce net interest rate spreads and margin and increased interest rate risk.  During 2005, the yield curve has continued to flatten.  During this flattening curve cycle which began during 2004, there has been a combination of increasing short-term interest rates combined with relatively flat to decreasing long-term (10 years and out) interest rates.  Should this trend in the yield curve continue, the Company may not see prepayment speeds on its mortgage-backed securities slow and could see prepayment speeds increase.  In addition, at the same time the Company could see its funding costs rise.  Increased prepayment speeds and rising funding costs would most likely squeeze the Company’s net interest margin.  The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long term interest rates, could adversely impact the market value of the AFS securities portfolio which could also impact the Company’s equity capital significantly.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth available in the Company’s market area.  If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then securities as a percentage of earning assets could increase through the purchase of additional securities if securities can be purchased at what the Company believes are acceptable margins.  If acceptable securities are not available to purchase, which could occur if the yield curve flattens more, the Company could reduce the level of securities through maturities of securities, principal payments and, or sales of securities.  During the first six months ended June 30, 2005, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease slightly to 53.9% at June 30, 2005 from 54.4% at December 31, 2004.  On the liability side, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as ALCO objectives.  During the first six months ended June 30, 2005, the Company’s FHLB borrowings increased 2.4%, or $12.5 million; however, due to the overall increase in deposits, FHLB borrowings as a percentage of deposits decreased to 53.9% at June 30, 2005 from 56.3% at December 31, 2004.  The intended net result of the overall balance sheet strategy is to increase the Company’s net interest margin.  The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities, proper amount of securities to own and funding to obtain must be re-evaluated.  Management has attempted to design the leverage strategy so that in a rising interest rate environment, where both long and short term interest rates increased, the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs.  If the flattening yield curve cycle trend discussed above continues, the overall yield on the mortgage-backed securities may not increase and could decrease.  If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the Company’s Asset/Liability Committee (“ALCO”) and described under Item 3 to Part 1 of this Form 10-Q.

Net Interest Income

Net interest income for the six months ended June 30, 2005 was $20.6 million, an increase of $1.6 million, or 8.6%, when compared to the same period in 2004.  Average interest earning assets increased $182.0 million, or 13.3%, while the net interest spread decreased from 2.64% at June 30, 2004 to 2.44% at June 30, 2005 and the net margin decreased from 3.07% at June 30, 2004 to 2.94% at June 30, 2005.  Net interest income increased as a result of increases in the Company’s average interest earning assets during the first six months of 2005 when compared to the same period in 2004, which more than offset the decrease in the Company’s net interest spread and margin during the same period.  For the second quarter ended June 30, 2005 when compared to the same period in 2004, net interest income increased $771,000, or 8.2%, primarily as a result of increases in the Company’s average interest earning assets.  For the second quarter ended June 30, 2005 when compared to the same period in 2004, average interest earning assets increased $151.1 million, or 10.8%, while the net interest margin and spread decreased to 2.90% and 2.38% from 2.98% and 2.54%, respectively.  The decrease in the Company’s net interest margin and spread was due primarily to the flattening yield curve during the second quarter ended June 30, 2005.  Future changes in interest rates in which the yield curve continues to flatten could also influence the Company’s net interest margin and spread during the coming quarters.  Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities which could influence the Company’s net interest margin and spread during the coming quarters.

During the six months ended June 30, 2005, average loans, funded by the growth in average deposits, increased $45.7 million, or 7.7%, compared to the same period in 2004.  The average yield on loans decreased slightly from 6.15% at June 30, 2004 to 6.12% at June 30, 2005 reflective of the repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  If interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability.  The increase in interest income on loans of $1.2 million, or 7.1%, was the result of the increase in average loans.  During the first six months ended June 30, 2005, loans, net of unearned discount, increased $35.2 million, or 5.6%, when compared to the year ended December 31, 2004 primarily as a result of an increase in municipal loans, construction loans and 1-4 family residential loans.

Average investment and mortgage-backed securities increased $142.0 million, or 19.5%, for the six months ended June 30, 2005 when compared to the same period in 2004.  This increase was funded by the increase in average deposits and average FHLB advances.  The overall yield on average securities increased to 4.64% during the six months ended June 30, 2005, from 4.25% during the same period in 2004.  This increase is primarily reflective of decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense.  Interest income from investment and mortgage-backed securities increased $4.7 million, or 32.0%, compared to the same period in 2004 due to the increase in average balances and the increase in the overall yield.

Interest income from marketable equity securities, federal funds sold and other interest earning assets increased $222,000, or 86.7%, for the six months ended June 30, 2005, when compared to 2004 as a result of the increase in the average yield from 1.40% in 2004 to 3.30% at June 30, 2005, due to higher short-term interest rates which more than offset the $7.5 million, or 20.5%, decrease in the average balance.

Total interest expense increased $4.5 million, or 34.2%, to $17.6 million during the six months ended June 30, 2005 as compared to $13.1 million during the same period in 2004.  The increase was primarily attributable to increased funding costs associated with the Company’s deposits and FHLB advances due to an increase in these average interest bearing liabilities of $153.5 million, or 13.7%, and an increase in the average yield on interest bearing liabilities from 2.36% at June 30, 2004 to 2.79% at June 30, 2005.

Average interest bearing deposits increased $50.3 million, or 7.8%, and the average rate paid increased from 1.46% at June 30, 2004 to 2.15% at June 30, 2005.  Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $79.7 million, or 48.3%, as compared to the same period in 2004 primarily as a result of the increase in securities during the first six months of 2005 and the reclassification of FHLB advances from long-term to short-term.  Interest expense associated with short-term interest bearing liabilities increased $1.0 million, or 33.5%, and the average rate paid decreased 36 basis points for the six month period ended June 30, 2005 when compared to the same period in 2004.  The decrease in the average rate paid is due to higher interest rate FHLB advances paying off and lower interest rate long-term FHLB advances being reclassified to short-term. Average long-term interest bearing liabilities consisting of FHLB advances increased $23.5 million, or 8.3%, during the six months ended June 30, 2005 to $307.0 million as compared to $283.5 million at June 30, 2004.  Interest expense associated with long-term FHLB advances increased $568,000, or 11.6%, and the average rate paid increased 12 basis points for the six months ended June 30, 2005 when compared to the same period in 2004.  The long-term advances were obtained from the FHLB primarily to fund long-term securities and to a lesser extent long-term loans.  FHLB advances are collateralized by

FHLB stock, securities and nonspecific real estate loans.

Average long-term debt remained the same from June 30, 2004 to June 30, 2005.  Interest expense increased $174,000, or 40.9%, as a result of the increase in the three month LIBOR.  The long-term debt adjusts quarterly at a rate equal to the three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2005			June 30, 2004
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$640,177	$19,441	6.12%	$594,519	$18,181	6.15%
Loans Held For Sale	4,811	108	4.53%	3,001	89	5.96%
Securities:
Investment Securities (Taxable)(4)	54,670	978	3.61%	46,363	498	2.16%
Investment Securities (Tax-Exempt)(3)(4)	72,633	2,553	7.09%	76,264	2,678	7.06%
Mortgage-backed Securities (4)	744,863	16,546	4.48%	607,509	12,244	4.05%
Marketable Equity Securities.	27,340	453	3.34%	23,734	197	1.67%
Interest Earning Deposits	725	10	2.78%	692	4	1.16%
Federal Funds Sold	1,159	15	2.61%	12,346	55	0.90%
Total Interest Earning Assets	1,546,378	40,104	5.23%	1,364,428	33,946	5.00%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,843			37,988
Bank Premises and Equipment	30,344			30,621
Other Assets	46,076			39,741
Less: Allowance for Loan Loss	(6,920)			(6,441)
Total Assets	$1,657,721			$1,466,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,872	$239	0.95%	$47,624	$95	0.40%
Time Deposits	339,916	4,890	2.90%	319,071	3,795	2.39%
Interest Bearing Demand Deposits	307,435	2,298	1.51%	281,208	823	0.59%
Short-term Interest Bearing Liabilities	244,794	4,089	3.37%	165,052	3,062	3.73%
Long-term Interest Bearing Liabilities – FHLB	306,952	5,459	3.59%	283,475	4,891	3.47%
Long-term Debt (5)	20,619	599	5.78%	20,619	425	4.08%
Total Interest Bearing Liabilities	1,270,588	17,574	2.79%	1,117,049	13,091	2.36%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	269,138			234,766
Other Liabilities	14,014			10,803
Total Liabilities	1,553,740			1,362,618

SHAREHOLDERS’ EQUITY	103,981			103,719
Total Liabilities and Shareholders’ Equity	$1,657,721			$1,466,337

NET INTEREST INCOME		$22,530			$20,855
NET YIELD ON AVERAGE EARNING ASSETS			2.94%			3.07%

NET INTEREST SPREAD			2.44%			2.64%

(1)  Loans are shown net of unearned discount.  Interest on loans includes fees on loans which are not material in amount.

(2)  Interest income includes taxable-equivalent adjustments of $1,131 and $1,068 for the six months ended June 30, 2005 and 2004, respectively.

(3)  Interest income includes taxable-equivalent adjustments of $809 and $826 for the six months ended June 30, 2005 and 2004, respectively.

(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)  Southside Statutory Trust III

Note:           As of June 30, 2005 and 2004, loans totaling $1,710 and $1,378, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter,  interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Quarter Ended
	June 30, 2005			June 30, 2004
	AVG.		AVG.	AVG.	AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$649,080	$9,958	6.15%	$598,873	$9,193	6.17%
Loans Held For Sale	4,635	50	4.33%	3,625	49	5.44%
Securities:
Investment Securities (Taxable)(4)	48,344	470	3.90%	43,859	268	2.46%
Investment Securities (Tax-Exempt)(3)(4)	68,970	1,223	7.11%	67,014	1,193	7.16%
Mortgage-backed Securities (4)	746,381	8,305	4.46%	642,487	6,190	3.87%
Marketable Equity Securities.	27,469	237	3.46%	23,796	91	1.54%
Interest Earning Deposits	886	7	3.17%	848	3	1.42%
Federal Funds Sold	1,278	9	2.82%	15,426	34	0.89%
Total Interest Earning Assets	1,547,043	20,259	5.25%	1,395,928	17,021	4.90%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	40,241			36,982
Bank Premises and Equipment	30,286			30,677
Other Assets	48,671			37,256
Less: Allowance for Loan Loss	(6,867)			(6,510)
Total Assets	$1,659,374			$1,494,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$51,113	$130	1.02%	$48,895	$49	0.40%
Time Deposits	349,216	2,632	3.02%	317,105	1,810	2.30%
Interest Bearing Demand Deposits	305,639	1,252	1.64%	280,639	472	0.68%
Short-term Interest Bearing Liabilities	248,793	2,149	3.46%	164,433	1,517	3.71%
Long-term Interest Bearing Liabilities - FHLB	291,662	2,599	3.57%	306,918	2,608	3.42%
Long-term Debt (5)	20,619	315	6.04%	20,619	211	4.05%
Total Interest Bearing Liabilities	1,267,042	9,077	2.87%	1,138,609	6,667	2.36%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	275,185			240,435
Other Liabilities	14,181			12,650
Total Liabilities	1,556,408			1,391,694

SHAREHOLDERS’ EQUITY	102,966			102,639
Total Liabilities and Shareholders’ Equity	$1,659,374			$1,494,333

NET INTEREST INCOME		$11,182			$10,354
NET YIELD ON AVERAGE EARNING ASSETS			2.90%			2.98%

NET INTEREST SPREAD			2.38%			2.54%

(1)  Loans are shown net of unearned discount.  Interest on loans includes fees on loans which are not material in amount.

(2)  Interest income includes taxable-equivalent adjustments of $579 and $543 for the second quarter ended June 30, 2005 and 2004, respectively.

(3)  Interest income includes taxable-equivalent adjustments of $392 and $371 for the second quarter ended June 30, 2005 and 2004, respectively.

(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)  Southside Statutory Trust III

Note:           As of June 30, 2005 and 2004, loans totaling $1,710 and $1,378, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter,  interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $10.4 million for the six months ended June 30, 2005 compared to $11.7 million for the same period in 2004, representing a decrease of $1.3 million, or 11.5%.  During the six months ended June 30, 2005, the Company had losses on the sale of AFS securities of $56,000 compared to gains of $2.1 million for the same period in 2004.  The market value of the AFS securities portfolio at June 30, 2005 was $680.1 million with a net unrealized gain on that date of $4.6 million.  The net unrealized gain is comprised of $8.1 million in unrealized gains and $3.5 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2005 was $233.9 million with a net unrealized gain on that date of $1.4 million.  The net unrealized gain is comprised of $1.7 million in unrealized gains and $330,000 in unrealized losses.  The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an effort to maximize the total return of the securities portfolio and to reduce alternative minimum tax.  Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio.  During the first six months of 2005, the yield curve continued to flatten as short-term interest rates increased more than long-term interest rates.  The Company used this interest-rate environment to reposition a portion of the securities portfolio.  Lower yielding mortgage-backed securities and, or selected higher coupon premium mortgage-backed securities with high selling prices or with potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure and that had an overall higher average yield.  Specific low selling yield and, or long duration municipal securities were sold and, partially replaced with municipal loans.  It is uncertain if economic conditions or ALCO and investment portfolio objectives that would precipitate sales of a significant amount of additional AFS securities, will exist during the remainder of 2005.  Sales of AFS municipal securities will continue to be evaluated based on the Company’s ability to replace these municipal securities with more attractive municipal loans and the appropriate overall level of tax free income.  Therefore, it is uncertain if the Company will have net gains on sales of securities during 2005.

Other changes to noninterest income included gain on sale of loans income which increased $132,000, or 14.9%, to $1.0 million for the six months ended June 30, 2005 from $887,000 for the same period in 2004 due to the premium earned of $248,000 from the sale of $6.2 million in student loans which more than offset the decrease in mortgage loan refinancing the Company handled during the first six months of 2005 when compared to the same period in 2004.  Trust income increased $65,000, or 11.3%, for the six months ended June 30, 2005 when compared to the same period in 2004 due to growth experienced in the Trust department.  Other noninterest income increased $461,000, or 58.3%, for the six months ended June 30, 2005 primarily as a result of a special distribution received as a result of the merger of the Pulse EFT Association with Discover Financial Services of $286,000.  Other increases in other income included increases in Southside Select fee income, gain on sale of automobiles, and Travelers Express income and other recoveries.

Noninterest Expense

Noninterest expense was $21.6 million for the six months ended June 30, 2005, compared to $19.9 million for the same period of 2004, representing an increase of $1.7 million, or 8.5%.

Salaries and employee benefits increased $1.2 million, or 9.4%, during the six months ended June 30, 2005 when compared to the same period in 2004.  Direct salary expense and payroll taxes increased $1.2 million, or 12.1%, as a result of overall bank growth, new branches opened since second quarter 2004, and normal payroll increases for the six months ended June 30, 2005 when compared to the same period in 2004.  Retirement expense increased $373,000, or 30.4%, for the six months ended June 30, 2005 when compared to the same period in 2004, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions.  The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2005 when compared to 2004 and the assumed long-term rate of return for 2005 is 8.5% and the assumed discount rate for 2005 is 5.75%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.  Health insurance expense decreased $362,000, or 20.9%, for the six months ended June 30, 2005 when compared to the same period in 2004 due to lower claims paid in the first six months of 2005 compared to the same period in 2004.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2005.

Equipment expense increased $60,000, or 16.7%, for the six months ended June 30, 2005 compared to the same period in 2004 due to increases in various maintenance contracts.

Advertising, travel and entertainment increased $94,000, or 10.2%, for the six months ended June 30, 2005 compared to the same period in 2004 due to increases in direct advertising costs.

ATM expense decreased $65,000, or 17.7%, for the six months ended June 30, 2005 compared to the same period in 2004.  The decrease occurred primarily due to renegotiated fees with the service provider.

Supplies increased $38,000, or 13.4%, for the six months ended June 30, 2005 compared to the same period in 2004, primarily as a result of additional branches and general bank growth.

Professional fees decreased $49,000, or 11.2%, for the six months ended June 30, 2005 compared to the same period in 2004.  The decrease occurred primarily due to a reduction in consulting fees associated with the Company’s internal and financial controls.

Other expense increased $297,000, or 13.7%, for the six months ended June 30, 2005 compared to the same period in 2004. The increase occurred primarily due to increases in bank exam fees and a loss contingency that were partially offset by decreases in bank analysis fees and auto expense.

Income Taxes

Income tax expense was $1.6 million for the six months ended June 30, 2005 compared to $2.1 million for the six months ended June 30, 2004.  The effective tax rate as a percentage of pre-tax income was 18.0% for the six months ended June 30, 2005 compared to 20.1% for the six months ended June 30, 2004.  The decrease in the effective tax rate and income tax expense for 2005 was due to the decrease in taxable income as a percentage of total income for the six months ended June 30, 2005 when compared to June 30, 2004.  The decrease in taxable income as a percentage of total income is a result of the decrease in pre-tax income primarily due to the decrease in income on sales of securities in the first six months of 2005 compared to the same period in 2004.

The Company decreased its municipal securities portfolio during the first six months of 2005 and plans to decrease it further during the third quarter of 2005 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio.  During 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.0 million amortization expense during 2003 and the level of tax free income.  The Company has the ability to and is addressing the appropriate level of tax free income so as to minimize or possibly eliminate any alternative minimum tax position during 2005.  Based on this information, management believes this is reversible in the future and no valuation allowance is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Company does not expect the Act to have a material impact on its income tax expense.  The Company will continue to monitor any possible impact in future periods.

Capital Resources

Total shareholders’ equity for the Company at June 30, 2005, was $105.7 million, representing an increase of $955,000 from December 31, 2004, and represented 6.2% of total assets at June 30, 2005 compared to 6.5% of total assets at December 31, 2004.  Increases to shareholders’ equity consisted of net income of $7.3 million and the issuance of $930,000 in common stock (127,497 shares) through the Company’s incentive stock option and dividend reinvestment plans.  The decrease of $167,000 in accumulated other comprehensive income (loss), $2.5 million in dividends paid and the purchase of $5.0 million in common stock (233,550 shares) partially offset the increases in shareholders’ equity at June 30, 2005.  The Company has a common stock repurchase plan that was instituted in late 1994.  Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations.  The Board reviews this plan in conjunction with the capital needs of the Company and the Bank and may, at its discretion, modify or discontinue the plan.  The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent.  The minimum Tier 1 capital to risk-adjusted assets is four percent.  The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements.  At June 30, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements.

The Federal Deposit Insurance Act requires bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution’s treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.

It is management’s intention to maintain the Company’s capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss.  The Company must be capable of meeting its obligations to its customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2005, these investments were 19.6% of total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

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

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates.  Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans.  Municipal loans are made to municipalities and school districts throughout the state of Texas.  The majority of the increase from December 31, 2004 to June 30, 2005, was in loans to municipalities, construction loans and 1-4 family residential loans.  The increase in these loan categories is due to the Company’s continued strong commitment in these areas.  During the second quarter ended June 30, 2005, the Company hired a loan executive to assist in an expanded regional lending effort.  He joins the Company from one of the largest banks in the country and has over 20 years of experience lending in East Texas and surrounding regions.  With his assistance, the Company plans to expand the regions in which it lends.  The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as the Company develops strategies to expand its lending territory.

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

As of June 30, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $6.8 million was adequate to cover probable losses in the portfolio.

For the second quarter and six months ended June 30, 2005, loan charge-offs were $634,000 and $1.3 million and recoveries were $362,000 and $711,000, resulting in net charge-offs of $272,000 and $565,000, respectively.  For the second quarter and six months ended June 30, 2004, loan charge-offs were $166,000 and $432,000 and recoveries were $101,000 and $166,000, resulting in net charge-offs of $65,000 and $266,000, respectively.  The necessary provision expense was estimated at $462,000 for the six months ended June 30, 2005.

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

Total nonperforming assets at June 30, 2005 were $2.6 million, a decrease of $964,000, or 27.4%, from $3.5 million at December 31, 2004.  From December 31, 2004 to June 30, 2005, nonaccrual loans decreased $538,000, or 23.9%, to $1.7 million.  Of the total at June 30, 2005, 28.2% are residential real estate loans, 7.1% are commercial real estate loans, 47.1% are commercial loans and 17.6% are loans to individuals.  Other real estate owned decreased $138,000, or 64.5%, to $76,000 at June 30, 2005 from $214,000 at December 31, 2004.  Of the total at June 30, 2005, 78.9% consist of residential dwellings, and 21.1% consist of commercial real estate.  The Company is actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due decreased $538,000, or 65.1%, to $289,000.  Repossessed assets increased $193,000, or 470.7%, to $234,000.  Approximately $168,000 of the repossessed assets at June 30, 2005 represented two loans with SBA guarantees of approximately $143,000.  Restructured loans increased $57,000, or 29.5%, to $250,000.

Expansion

The Company opened a full service grocery store branch in Seven Points, Texas in Henderson County during the second quarter of 2005.

The Company anticipates opening a full service grocery store branch in Palestine, Texas during the last half of 2005.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk.  Management maintains an asset/liability committee which meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position.  In addition, the Board reviews on a monthly basis the Company’s asset/liability position.  The Company primarily uses two methods for measuring and analyzing interest rate risk:  net income simulation analysis and market value of portfolio equity modeling.  Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock.  Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of June 30, 2005, were within policy guidelines.  Due to the level of interest rates at June 30, 2005, some of the interest rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Callable FHLB advances are presented based on contractual maturity.  Loans held for sale totaling $2,283,000 are classified in the one-year category.  Adjustable rate student loans totaling $1.2 million are classified in the one year category.  These loans reprice annually and are not retained by the Company when they enter repayment status.  Nonaccrual loans, totaling $1,710,000, are not included in the loan totals.  All instruments are classified as other than trading.

EXPECTED MATURITY DATE

(dollars in thousands)

	Twelve Months Ending June 30,
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Loans:

Fixed Rate	$185,132	$87,860	$55,679	$27,661	$18,053	$105,099	$479,484	$489,255
	6.22%	6.35%	6.24%	6.17%	6.02%	5.32%	6.04%

Adjustable Rate	64,000	25,711	17,729	13,195	4,458	55,227	180,320	180,320
	5.85%	5.52%	5.62%	5.50%	5.97%	6.17%	5.86%
Mortgage-backed Securities:

Fixed Rate	242,177	160,762	109,730	78,843	58,490	119,923	769,925	771,308
	4.68%	4.58%	4.52%	4.47%	4.45%	4.49%	4.57%

Adjustable Rate	1,733	1,073	673	432	900	—	4,811	4,811
	4.55%	4.49%	4.39%	4.27%	3.99%	—	4.38%
Investments and Other Interest Earning Assets:

Fixed Rate	13,953	4,631	3,667	1,334	5,942	78,669	108,196	108,196
	3.67%	3.50%	4.79%	5.96%	4.44%	6.28%	5.67%

Adjustable Rate	26,817	—	—	—	—	5,969	32,786	32,786
	3.92%	—	—	—	—	4.83%	4.09%

Total Interest Earning Assets	$533,812	$280,037	$187,478	$121,465	$87,843	$364,887	$1,575,522	$1,586,676
	5.29%	5.20%	5.14%	4.98%	4.84%	5.37%	5.23%

Savings Deposits	$5,144	$2,572	$2,572	$2,572	$2,572	$36,006	$51,438	$44,990
	1.08%	1.08%	1.08%	1.08%	1.08%	1.08%	1.08%

NOW Deposits	56,134	5,087	5,087	5,087	5,087	71,218	147,700	132,396
	2.65%	0.60%	0.60%	0.60%	0.60%	0.60%	1.38%

Money Market Deposits	28,793	9,598	9,598	9,598	9,598	28,790	95,975	89,830
	2.15%	2.15%	2.15%	2.15%	2.15%	2.15%	2.15%

Platinum Money Market	37,848	5,745	5,745	5,745	5,745	6,756	67,584	65,639
	2.30%	2.30%	2.30%	2.30%	2.30%	2.30%	2.30%

Certificates of Deposit	264,508	47,533	20,868	12,451	8,552	22	353,934	351,871
	2.91%	4.02%	3.67%	3.74%	3.95%	3.75%	3.16%

FHLB Advances	199,684	163,007	81,466	33,575	24,854	39,438	542,024	537,083
	3.06%	3.19%	4.06%	4.49%	4.75%	4.77%	3.54%

Other Borrowings	2,147	—	—	—	—	20,619	22,766	22,766
	3.07%	—	—	—	—	6.43%	6.11%

Total Interest Bearing Liabilities	$594,258	$233,542	$125,336	$69,028	$56,408	$202,849	$1,281,421	$1,244,575
	2.84%	3.21%	3.57%	3.43%	3.40%	2.37%	2.96%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%.  At June 30, 2005, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security.  In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At June 30, 2005, of the $774.7 million of mortgage-backed and related securities held by the Company, $769.9 million were secured by fixed-rate mortgage loans and $4.8 million were secured by floating-rate mortgage loans.

The Company assumes 70% of savings accounts and non public fund transaction accounts at June 30, 2005, are core deposits and are, therefore, expected to roll-off after five years.  All public fund transaction accounts are assumed to roll-off within one year.  The Company assumes 30% of money market accounts at June 30, 2005 are core deposits and are, therefore, expected to roll-off after five years.  The Company assumes 10% of its Platinum Money Market accounts are core deposits and are, therefore, expected to roll off after five years.  No roll-off rate is applied to certificates of deposit.  Fixed maturity deposits reprice at maturity.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

Set forth below is certain information regarding repurchases of the Company’s common stock during the second quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1, 2005 – April 30, 2005	—	—	—	$2,865
May 1, 2005 – May 31, 2005	—	—	—	2,865
June 1, 2005 – June 30, 2005	—	—	—	2,865
Total	—	—	—

(1)       During the first quarter of 2005, the Company approved the continuation of its stock repurchase plan, committing $5.0 million to repurchase common stock during 2005 with re-evaluation on a quarterly basis.  No common stock was purchased during the second quarter ended June 30, 2005.  During the first quarter ended March 31, 2005, the Company purchased 233,550 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          An annual meeting of shareholders was held on April 21, 2005.

(b)         The election of three directors (term expiring at the 2008 Annual Meeting) were as follows:

	FOR	WITHHELD
Sam Dawson	7,889,047	36,733
Melvin B. Lovelady	7,776,016	149,764
William Sheehy	7,857,597	68,183

(c)          Approval of such other business as may come before the meeting or any adjournments thereof.

FOR	AGAINST	ABSTAIN	NOT VOTED
7,346,772	500,912	78,095	1

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

SOUTHSIDE BANCSHARES, INC.
(Registrant)

BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 2, 2005

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE:	August 2, 2005

Exhibit Index

Exhibit
Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002