Form 10-Q
period 2005-09-30
SOUTHSIDE BANCSHARES INC
filed 2005-11-02
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐.   No   ☒.

The number of shares outstanding of each of the issuer’s common stock, par value $1.25, as of October 26, 2005 was 11,520,802 shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$47,748	$49,282
Interest earning deposits	550	550
Investment securities:
Available for sale	109,659	133,535
Mortgage-backed and related securities:
Available for sale	564,547	479,475
Held to maturity	229,113	241,058
Marketable equity securities:
Available for sale	29,321	26,819
Loans held for sale	2,142	3,764
Loans:
Loans, net of unearned discount	679,169	624,019
Less: allowance for loan losses	(7,038)	(6,942)
Net Loans	672,131	617,077
Premises and equipment, net	33,462	30,325
Interest receivable	8,507	8,550
Deferred tax asset	4,333	2,357
Other assets	32,222	26,851

TOTAL ASSETS	$1,733,735	$1,619,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$286,280	$263,898
Interest bearing	735,040	677,088
Total Deposits	1,021,320	940,986
Short-term obligations:
Federal funds purchased	1,000	8,500
FHLB Dallas advances	309,872	198,901
Other obligations	1,467	2,500
Total Short-term obligations	312,339	209,901
Long-term obligations:
FHLB Dallas advances	255,965	330,668
Long-term debt	20,619	20,619
Total Long-term obligations	276,584	351,287
Other liabilities	18,045	12,772
TOTAL LIABILITIES	1,628,288	1,514,946

Commitments and Contingencies (Note 7)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,239,307 and 12,486,717 shares issued)	16,549	15,608
Paid-in capital	87,429	75,268
Retained earnings	30,070	33,718
Treasury stock (1,718,737 and 1,485,187 shares at cost)	(22,850)	(17,853)
Accumulated other comprehensive loss	(5,751)	(2,044)
TOTAL SHAREHOLDERS’ EQUITY	105,447	104,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,733,735	$1,619,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Interest income
Loans	$10,072	$8,735	$28,490	$25,937
Investment securities – taxable	473	244	1,451	741
Investment securities – tax-exempt	762	898	2,506	2,751
Mortgage-backed and related securities	8,833	7,157	25,379	19,401
Marketable equity securities	283	123	736	320
Other interest earning assets	15	6	40	65
Total interest income	20,438	17,163	58,602	49,215
Interest expense
Deposits	4,574	2,511	12,001	7,224
Short-term obligations	2,721	1,696	6,810	4,758
Long-term obligations	2,755	2,808	8,813	8,124
Total interest expense	10,050	7,015	27,624	20,106
Net interest income	10,388	10,148	30,978	29,109
Provision for loan losses	485	—	947	525
Net interest income after provision for loan losses	9,903	10,148	30,031	28,584
Noninterest income
Deposit services	3,775	3,476	10,849	10,424
Gain (loss) on sale of securities available for sale	24	375	(32)	2,449
Gain on sale of loans	414	371	1,433	1,258
Trust income	394	320	1,033	894
Bank owned life insurance	231	184	673	628
Other	536	436	1,788	1,227
Total noninterest income	5,374	5,162	15,744	16,880
Noninterest expense
Salaries and employee benefits	6,776	6,333	20,782	19,133
Net occupancy expense	1,056	1,072	3,179	3,099
Equipment expense	204	189	624	549
Advertising, travel & entertainment	440	385	1,457	1,308
ATM expense	165	112	467	479
Director fees	144	145	459	438
Supplies	134	145	455	428
Professional fees	193	344	583	783
Postage	149	140	423	416
Other	1,262	1,130	3,727	3,298
Total noninterest expense	10,523	9,995	32,156	29,931

Income before federal tax expense	4,754	5,315	13,619	15,533
Provision for federal tax expense	921	1,082	2,514	3,134

Net Income	$3,833	$4,233	$11,105	$12,399

Earnings per common share – basic	$0.34	$0.37	$0.97	$1.08
Earnings per common share – diluted	$0.32	$0.35	$0.92	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2003	$	$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	12,399			12,399			12,399
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(3,748)					(3,748)	(3,748)
Comprehensive income	$8,651
Common stock issued (131,286 shares)		164	979				1,143
Dividends paid on common stock				(3,125)			(3,125)
Purchase of 42,600 shares of common stock					(789)		(789)
Tax benefit of incentive stock options			334				334
Stock dividend paid		654	10,263	(10,917)			—
Balance at September 30, 2004		$15,542	$74,720	$31,336	$(17,333)	$2,335	$106,600

Balance at December 31, 2004	$	$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	11,105			11,105			11,105
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(3,707)					(3,707)	(3,707)
Comprehensive income	$7,398
Common stock issued (208,733 shares)		261	1,228				1,489
Dividends paid on common stock				(3,711)			(3,711)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Tax benefit of incentive stock options			571				571
Stock dividend paid		680	10,362	(11,042)			—
Balance at September 30, 2005		$16,549	$87,429	$30,070	$(22,850)	$(5,751)	$105,447

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$11,105	$12,399
Adjustments to reconcile net cash provided by operations:
Depreciation	1,625	1,733
Amortization of premium	6,470	8,115
Accretion of discount and loan fees	(845)	(463)
Provision for loan losses	947	525
Tax benefit of incentive stock options	571	334
Decrease in interest receivable	43	743
Increase in other assets	(5,324)	(3,426)
Net change in deferred taxes	(67)	(6)
Increase in interest payable	659	162
Increase in other liabilities	3,581	832
Decrease (increase) in loans held for sale	1,622	(283)
Loss (gain) on sale of available for sale securities	32	(2,449)
Gain on sale of assets	(66)	(20)
(Gain) loss on sale of other real estate owned	(13)	23
Net cash provided by operating activities	20,340	18,219

INVESTING ACTIVITIES:
Net increase in federal funds sold	—	(7,625)
Proceeds from sales of investment securities available for sale	77,292	76,950
Proceeds from sales of mortgage-backed securities available for sale	75,206	102,816
Proceeds from maturities of investment securities available for sale	61,406	31,000
Proceeds from maturities of mortgage-backed securities available for sale	95,352	107,241
Proceeds from maturities of mortgage-backed securities held to maturity	20,327	8,525
Purchases of investment securities available for sale	(113,670)	(89,790)
Purchases of mortgage-backed securities available for sale	(266,899)	(294,766)
Purchases of mortgage-backed securities held to maturity	(9,539)	(8,864)
Purchases of marketable equity securities available for sale	(2,502)	(1,148)
Net increase in loans	(56,911)	(26,797)
Purchases of premises and equipment	(4,762)	(1,586)
Proceeds from sales of premises and equipment	66	30
Proceeds from sales of other real estate owned	166	65
Proceeds from sales of repossessed assets	711	266
Net cash used in investing activities	(123,757)	(103,683)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$33,077	$37,199
Net increase (decrease) in certificates of deposit	47,257	(3,793)
Net decrease in federal funds purchased	(7,500)	(3,525)
Net increase in FHLB Dallas advances	36,268	51,181
Proceeds from the issuance of common stock	1,489	1,143
Purchase of common stock	(4,997)	(789)
Dividends paid	(3,711)	(3,125)
Net cash provided by financing activities	101,883	78,291

Net decrease in cash and cash equivalents	(1,534)	(7,173)
Cash and cash equivalents at beginning of period	49,832	47,223
Cash and cash equivalents at end of period	$48,298	$40,050

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$26,965	$19,944
Income taxes paid	1,900	2,650

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$910	$554
Transfer of available for sale securities to held to maturity securities	—	241,417
Payment of 5% stock dividend	11,042	10,917

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

The consolidated balance sheet as of September 30, 2005, and the related consolidated statements of income, shareholders’ equity, cash flow and notes to the financial statements for the third quarter and nine month periods ended September 30, 2005 and 2004 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest annual report on Form 10-K.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of the Company’s significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004.

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic Earnings and Shares:
Net Income	$3,833	$4,233	$11,105	$12,399

Weighted-average basic shares outstanding	11,459	11,504	11,446	11,483

Basic Earnings Per Share:
Net Income	$0.34	$0.37	$0.97	$1.08

Diluted Earnings and Shares:
Net Income	$3,833	$4,233	$11,105	$12,399

Weighted-average basic shares outstanding	11,459	11,504	11,446	11,483
Add: Stock options	552	666	589	672
Weighted-average diluted shares outstanding	12,011	12,170	12,035	12,155

Diluted Earnings Per Share:
Net Income	$0.32	$0.35	$0.92	$1.02

For the third quarter and nine month periods ended September 30, 2005 and 2004, there were no antidilutive shares.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,649)	$1,921	$(3,728)
Less: reclassification adjustment for losses included in net income	(32)	11	(21)
Net unrealized losses on securities	(5,617)	1,910	(3,707)

Other comprehensive loss	$(5,617)	$1,910	$(3,707)

	Quarter Ended September 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,340)	$1,816	$(3,524)
Less: reclassification adjustment for gains included in net income	24	(8)	16
Net unrealized losses on securities	(5,364)	1,824	(3,540)

Other comprehensive loss	$(5,364)	$1,824	$(3,540)

	Nine Months Ended September 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(3,231)	$1,099	$(2,132)
Less: reclassification adjustment for gains included in net income	2,449	(833)	1,616
Net unrealized losses on securities	(5,680)	1,932	(3,748)

Other comprehensive loss	$(5,680)	$1,932	$(3,748)

	Quarter Ended September 30, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$5,942	$(2,020)	$3,922
Less: reclassification adjustment for gains included in net income	375	(128)	247
Net unrealized gains on securities	5,567	(1,892)	3,675

Other comprehensive income	$5,567	$(1,892)	$3,675

4.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
Service cost	$1,509	$1,230	$76	$49
Interest cost	1,518	1,378	139	107
Expected return on assets	(1,594)	(1,446)	—	—
Transition (asset) obligation recognition	—	—	2	2
Net loss recognition	482	317	152	117
Prior service cost amortization	—	—	(1)	(1)
Net periodic benefit cost	$1,915	$1,479	$368	$274

	Quarter Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
Service cost	$503	$410	$25	$16
Interest cost	506	459	47	36
Expected return on assets	(532)	(482)	—	—
Transition (asset) obligation recognition	—	—	1	—
Net loss recognition	161	106	51	39
Prior service cost amortization	—	—	(1)	—
Net periodic benefit cost	$638	$493	$123	$91

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $3.0 million to its defined benefit pension plan and $82,000 to its nonfunded supplemental retirement plan (the “Restoration Plan”) in 2005. Based on actuarial reports received during the second quarter ended June 30, 2005, the Company revised its expected contribution to its defined benefit pension plan and presently anticipates contributing $3.2 million to its defined benefit plan in 2005.  As of September 30, 2005, $2.0 million of contributions had been made to the defined benefit pension plan, and $59,000 of contributions had been made to the Restoration Plan.

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

Under the Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the Plan expired, awards were granted to selected employees and directors of the Company and its subsidiaries.  No stock options have been available for grant under the Plan since its expiration in March 2003.

The Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date.  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

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

A summary of the status of the Company’s stock options as of September 30, 2005 and 2004 and the changes during the periods ended on those dates is presented below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Weighted		Weighted		Weighted		Weighted
	# Shares of	Average	# Shares of	Average	# Shares of	Average	# Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices	Options	Prices
Outstanding at beginning of the period	815,654	$6.09	1,000,599	$5.85	924,290	$5.93	1,085,793	$5.83
Granted	—	—	—	—	—	—	—	—
Exercised	(69,734)	$4.83	(28,397)	$4.53	(177,432)	$4.77	(113,055)	$5.25
Forfeited	(202)	$5.79	(2,145)	$5.79	(1,140)	$5.79	(2,681)	$5.79
Expired	—	—	—	—	—	—	—	—
Outstanding at end of period	745,718	$6.21	970,057	$5.89	745,718	$6.21	970,057	$5.89
Exercisable at end of period	725,972	$6.01	878,345	$5.67	725,972	$6.01	878,345	$5.67

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 4.61 to $5.79	439,072	3.44	$5.58	439,072	$5.58
$ 6.27 to $13.90	306,646	3.84	$7.10	286,900	$6.65
$ 4.61 to $13.90	745,718	3.60	$6.21	725,972	$6.01

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS 123, the Company’s net income and net income per common share for the third quarter and nine month periods ending September 30, 2005 and 2004, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
FAS 123 Charge	—	$15	—	$20	—	$56	—	$80
Net Income	$3,833	$3,818	$4,233	$4,213	$11,105	$11,049	$12,399	$12,319
Net Income per Common Share-Basic	$0.34	$0.34	$0.37	$0.37	$0.97	$0.97	$1.08	$1.07
Net Income per Common Share-Diluted	$0.32	$0.32	$0.35	$0.34	$0.92	$0.91	$1.02	$1.01

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

The Company had outstanding unused commitments to extend credit of $88.8 million and $75.1 million at September 30, 2005 and 2004, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve lines of credit which have no stated maturity date.  Unused lines of credit for credit card and ready reserve at September 30, 2005 and 2004 were $11.0 million and $9.3 million, respectively and are reflected in the due after one year category.  The Company had outstanding standby letters of credit of $3.2 million and $2.4 million at September 30, 2005 and 2004, respectively.  The scheduled maturities of unused commitments are presented below as of September 30, 2005 and 2004.

	September 30,
	2005	2004
	(in thousands)
Unused commitments:
Due in one year or less	$56,595	$46,864
Due after one year	32,155	28,266
Total	$88,750	$75,130

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

Securities. In the normal course of business the Company buys and sells securities.  At September 30, 2005, the Company had recorded in its balance sheet commitments to purchase $2.5 million in securities.  There were no balance sheet commitments to purchase securities at December 31, 2004.

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

The Company reported a decrease in net income for the third quarter and the nine months ended September 30, 2005 compared to the same periods in 2004.  Net income for the third quarter and nine months ended September 30, 2005 was $3.8 million and $11.1 million, respectively, compared to $4.2 million and $12.4 million, respectively, for the same periods in 2004.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward-Looking Information

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., (the “Company”) a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements.  For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which the Company operates, legislation or regulatory changes which adversely affect the businesses in which the Company is engaged, adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE guarantees or ability to pay or issue debt, economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas or military actions in Iraq, Afghanistan or other areas, changes in the interest rate yield curve such as flat, inverted or steep yield curves, or interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio, changes impacting the leverage strategy, significant increases in competition in the banking and financial services industry, changes in consumer spending, borrowing and saving habits, technological changes, the Company’s ability to increase market share and control expenses, the effect of changes in federal or state tax laws, the effect of compliance with legislation or regulatory changes, the effect of changes in accounting policies and practices and the costs and effects of unanticipated litigation.

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

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of September 30, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.0 million was adequate to cover probable losses in the portfolio.

Refer to Part 1, Item 1 “Business - Loan Loss Experience and Allowance for Loan Loss” and Note 1 of the Notes to Financial Statements, Summary of Significant Accounting and Reporting Policies in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including investment, mortgage-backed and marketable equity securities and other real estate owned.  These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most investment, mortgage-backed and marketable equity securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Pension Plan. The defined benefit pension plan obligations and related assets of the defined benefit pension plan are presented in Note 12 of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments.  Salary increase assumptions are based upon historical experience and anticipated future management actions.  Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At September 30, 2005, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 5.75%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%.  At September 30, 2004, the weighted-average actuarial assumptions of the Company’s plan were: discount rate 6.50%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

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

Off-Balance Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance sheet arrangements, commitments and contingencies as of September 30, 2005 and 2004, are included in Note 7 in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk.  The leverage strategy consists of borrowing a combination of long and short-term funds from the Federal Home Loan Bank of Dallas (the “FHLB”) and investing the funds primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities and mortgage-backed securities purchased near par or at a discount.  Although premium mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations.  In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio.  While the strategy of investing a substantial portion of the Company’s assets in premium mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years.  At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital.  Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, which can reduce net interest rate spreads and margin and increased interest rate risk.  During 2005, the yield curve has continued to flatten.  During this flattening interest rate yield curve cycle, which began during 2004, there has been a combination of increasing short-term interest rates combined with on average relatively flat to decreasing long-term (10 years and longer) interest rates.  Should this trend in the yield curve continue, the Company may not see prepayment speeds on its mortgage-backed securities slow and could see prepayment speeds increase.  In addition, the Company could see its funding costs rise.  Increased prepayment speeds and rising funding costs would most likely reduce the Company’s net interest margin.  The Company’s asset structure, spread and margin increases the need to monitor the Company’s interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long term interest rates, could adversely impact the market value of the AFS securities portfolio which could also impact the Company’s equity capital significantly.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth.  If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then securities as a percentage of earning assets could increase through the purchase of additional securities if securities can be purchased at what the Company believes are acceptable overall economics.  In light of the current interest rate environment, the Company will continue to evaluate the overall economics of replacing any or all of the current securities portfolio roll-off.  Should the Company determine increasing the securities portfolio or replacing the current securities portfolio roll-off does not appear to maintain or enhance the overall economics at any given point in time, the Company could adjust the level of securities through maturities, principal payments on mortgage-backed securities or sales.  During the nine months ended September 30, 2005, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease slightly to 53.8% at September 30, 2005 from 54.4% at December 31, 2004.  On the liability side, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the Company’s Asset/Liability Committee (“ALCO”).  During the nine months ended September 30, 2005, the Company’s FHLB borrowings increased 6.8%, or $36.3 million; however, due to the overall increase in deposits, FHLB borrowings as a percentage of deposits decreased to 55.4% at September 30, 2005 from 56.3% at December 31, 2004.  The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities, proper amount of securities to own and funding needs must be re-evaluated.  Management has attempted to design the leverage strategy so that in a rising interest rate environment, where both long and short-term interest rates increased, the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs.  If the flattening yield curve cycle trend discussed above continues, the overall yield on the mortgage-backed securities may not increase and could decrease.  If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the ALCO and described under Item 3 to Part 1 of this Form 10-Q.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 was $31.0 million, an increase of $1.9 million, or 6.4%, when compared to the same period in 2004.  Average interest earning assets increased $181.8 million, or 13.1%, while the net interest spread decreased from 2.65% at September 30, 2004 to 2.38% at September 30, 2005 and the net margin decreased from 3.08% at September 30, 2004 to 2.89% at September 30, 2005.  Net interest income increased as a result of increases in the Company’s average interest earning assets during the nine months ended September 30, 2005 when compared to the same period in 2004, which more than offset the decrease in the Company’s net interest spread and margin during the same period.  For the third quarter ended September 30, 2005 when compared to the same period in 2004, net interest income increased $240,000, or 2.4%, primarily as a result of increases in the Company’s average interest earning assets.  For the third quarter ended September 30, 2005 when compared to the same period in 2004, average interest earning assets increased $181.4 million, or 12.7%, while the net interest margin and spread decreased to 2.80% and 2.25% from 3.10% and 2.66%, respectively.  The decreases in the Company’s net interest margin and spread for both the nine months and quarter ended September 30, 2005 when compared to the same periods in 2004, were due primarily to the changing interest rate environment that began in mid 2004.  Future changes in the interest rate environment or yield curve could also influence the Company’s net interest margin and spread during future quarters.  Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities, which could influence the Company’s net interest margin and spread during the coming quarters.

During the nine months ended September 30, 2005, average loans, funded by the growth in average deposits, increased $50.6 million, or 8.4%, compared to the same period in 2004.  The average yield on loans increased from 6.10% for the nine months ended September 30, 2004 to 6.17% for the same period in 2005 reflective of the overall increase in interest rates with maturities or repricing characteristics less than five years.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  If long-term interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality customer relationships, which could impact the overall loan yield and, therefore profitability.  The increase in interest income on loans for the nine months ended September 30, 2005 of $2.6 million, or 9.8% when compared to the same period in 2004, was the result of the increase in average loans and the average yield during 2005.  During the nine months ended September 30, 2005, loans, net of unearned discount, increased $55.2 million, or 8.8%, when compared to the year ended December 31, 2004 primarily as a result of an increase in 1-4 family residential loans, commercial real estate loans, municipal loans, construction loans and commercial loans.

Average investment and mortgage-backed securities increased $133.7 million, or 17.9%, for the nine months ended September 30, 2005 when compared to the same period in 2004.  This increase was funded by the increase in average deposits and average FHLB advances.  The overall yield on average securities increased to 4.62% during the nine months ended September 30, 2005, from 4.31% during the same period in 2004.  This increase is primarily reflective of an overall increase in interest rates with maturities or repricing characteristics less than five years and decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense.  Interest income from investment and mortgage-backed securities increased $6.4 million, or 28.1%, for the nine months ended September 30, 2005 compared to the same period in 2004 due to the increase in average balances and the increase in the overall yield.

Interest income from marketable equity securities, federal funds sold and other interest earning assets increased $391,000, or 101.6%, for the nine months ended September 30, 2005, when compared to the same period in 2004 as a result of the increase in the average yield from 1.54% for the nine months ended September 30, 2004 to 3.51% for the same period ended September 30, 2005, due to higher short-term interest rates which more than offset the $3.8 million, or 11.4%, decrease in the average balance over the same periods.

Total interest expense increased $7.5 million, or 37.4%, to $27.6 million during the nine months ended September 30, 2005 as compared to $20.1 million during the same period in 2004.  The increase was primarily attributable to increased funding costs associated with the Company’s deposits and FHLB advances due to an increase in these average interest bearing liabilities of $152.3 million, or 13.4%, and an increase in the average yield on interest bearing liabilities from 2.37% for the nine months ended September 30, 2004 to 2.87% for the nine months ended September 30, 2005.

Average interest bearing deposits increased $59.8 million, or 9.2%, and the average rate paid increased from 1.49% for the nine months ended September 30, 2004 to 2.27% for the same period in 2005.  Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $91.3 million, or 51.9%, for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of the increase in securities during the nine months ended September 30, 2005 and the reclassification of FHLB advances from long-term to short-term.  Interest expense associated with short-term interest bearing liabilities increased $2.1 million, or 43.1%, and the average rate paid decreased 21 basis points for the nine month period ended September 30, 2005 when compared to the same period in 2004.  The decrease in the average rate paid is due to higher interest rate FHLB advances paying off and lower interest rate long-term FHLB advances being reclassified to short-term. Average long-term interest bearing liabilities consisting of FHLB advances increased $1.3 million, or 0.4%, during the nine months ended September 30, 2005 to $290.9 million as compared to $289.6 million for the nine months ended September 30, 2004.  Interest expense associated with long-term FHLB advances increased $415,000, or 5.6%, and the average rate paid increased 18 basis points for the nine months ended September 30, 2005 when compared to the same period in 2004.  The long-term advances were obtained from the FHLB primarily to fund long-term securities and to a lesser extent long-term loans.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt remained the same for the nine month periods ended September 30, 2004 and 2005.  Interest expense for the nine months ended September 30, 2005 increased $274,000, or 41.3%, from the same period in 2004 as a result of the increase in the three month LIBOR.  The long-term debt adjusts quarterly at a rate equal to the three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005			September 30, 2004
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$650,862	$30,043	6.17%	$600,222	$27,428	6.10%
Loans Held For Sale	4,467	160	4.79%	3,190	134	5.61%
Securities:
Investment Securities (Taxable)(4)	51,893	1,451	3.74%	44,863	741	2.21%
Investment Securities (Tax-Exempt)(3)(4)	69,499	3,691	7.10%	75,383	4,006	7.10%
Mortgage-backed Securities (4)	761,223	25,379	4.46%	628,673	19,401	4.12%
Marketable Equity Securities	27,686	736	3.55%	24,010	320	1.78%
Interest Earning Deposits	666	15	3.01%	652	5	1.02%
Federal Funds Sold	1,168	25	2.86%	8,638	60	0.93%
Total Interest Earning Assets	1,567,464	61,500	5.25%	1,385,631	52,095	5.02%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,579			37,900
Bank Premises and Equipment	30,817			30,639
Other Assets	46,520			39,701
Less: Allowance for Loan Loss	(6,918)			(6,524)
Total Assets	$1,679,462			$1,487,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,868	$381	1.00%	$48,091	$152	0.42%
Time Deposits	347,037	7,871	3.03%	319,160	5,761	2.41%
Interest Bearing Demand Deposits	309,039	3,749	1.62%	279,930	1,311	0.63%
Short-term Interest Bearing Liabilities	266,924	6,810	3.41%	175,668	4,758	3.62%
Long-term Interest Bearing Liabilities – FHLB Dallas	290,875	7,875	3.62%	289,587	7,460	3.44%
Long-term Debt (5)	20,619	938	6.00%	20,619	664	4.23%
Total Interest Bearing Liabilities	1,285,362	27,624	2.87%	1,133,055	20,106	2.37%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	274,850			240,652
Other Liabilities	14,445			9,757
Total Liabilities	1,574,657			1,383,464

SHAREHOLDERS’ EQUITY	104,805			103,883
Total Liabilities and Shareholders’ Equity	$1,679,462			$1,487,347

NET INTEREST INCOME		$33,876			$31,989
NET YIELD ON AVERAGE EARNING ASSETS			2.89%			3.08%

NET INTEREST SPREAD			2.38%			2.65%

(1)  Loans are shown net of unearned discount.  Interest on loans includes fees on loans which are not material in amount.

(2)  Interest income includes taxable-equivalent adjustments of $1,713 and $1,625 for the nine months ended September 30, 2005 and 2004, respectively.

(3)  Interest income includes taxable-equivalent adjustments of $1,185 and $1,255 for the nine months ended September 30, 2005 and 2004, respectively.

(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)  Southside Statutory Trust III

Note:           As of September 30, 2005 and 2004, loans totaling $1,211 and $1,185, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter,  interest income is recorded to the extent received when appropriate.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

(unaudited)

	Quarter Ended
	September 30, 2005			September 30, 2004
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$671,882	$10,602	6.26%	$611,003	$9,247	6.02%
Loans Held For Sale	3,791	52	5.44%	4,067	45	4.40%
Securities:
Investment Securities (Taxable)(4)	46,429	473	4.04%	41,896	244	2.32%
Investment Securities (Tax-Exempt)(3)(4)	63,334	1,138	7.13%	73,639	1,327	7.17%
Mortgage-backed Securities (4)	793,412	8,833	4.42%	670,539	7,157	4.25%
Marketable Equity Securities	28,366	283	3.96%	24,556	123	1.99%
Interest Earning Deposits	550	5	3.61%	573	1	0.69%
Federal Funds Sold	1,185	10	3.35%	1,304	5	1.53%
Total Interest Earning Assets	1,608,949	21,396	5.28%	1,427,577	18,149	5.06%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,058			37,728
Bank Premises and Equipment	31,747			30,674
Other Assets	47,395			40,766
Less: Allowance for Loan Loss	(6,914)			(6,690)
Total Assets	$1,722,235			$1,530,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,857	$142	1.11%	$49,015	$57	0.46%
Time Deposits	361,048	2,981	3.28%	319,338	1,966	2.45%
Interest Bearing Demand Deposits	312,195	1,451	1.84%	277,401	488	0.70%
Short-term Interest Bearing Liabilities	310,463	2,721	3.48%	196,669	1,696	3.43%
Long-term Interest Bearing Liabilities – FHLB Dallas	259,245	2,416	3.70%	301,677	2,569	3.39%
Long-term Debt (5)	20,619	339	6.43%	20,619	239	4.54%
Total Interest Bearing Liabilities	1,314,427	10,050	3.03%	1,164,719	7,015	2.40%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	286,088			252,296
Other Liabilities	15,292			8,834
Total Liabilities	1,615,807			1,425,849

SHAREHOLDERS’ EQUITY	106,428			104,206
Total Liabilities and Shareholders’ Equity	$1,722,235			$1,530,055

NET INTEREST INCOME		$11,346			$11,134
NET YIELD ON AVERAGE EARNING ASSETS			2.80%			3.10%

NET INTEREST SPREAD			2.25%			2.66%

(1)  Loans are shown net of unearned discount.  Interest on loans includes fees on loans which are not material in amount.

(2)  Interest income includes taxable-equivalent adjustments of $582 and $557 for the third quarter ended September 30, 2005 and 2004, respectively.

(3)  Interest income includes taxable-equivalent adjustments of $376 and $429 for the third quarter ended September 30, 2005 and 2004, respectively.

(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)  Southside Statutory Trust III

Note:           As of September 30, 2005 and 2004, loans totaling $1,211 and $1,185, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter,  interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $15.7 million for the nine months ended September 30, 2005 compared to $16.9 million for the same period in 2004, representing a decrease of $1.1 million, or 6.7%.  Noninterest income was $5.4 million for the quarter ended September 30, 2005, compared to $5.2 million for the same period in 2004, representing an increase of $212,000, or 4.1%.  During the quarter ended September 30, 2005 the Company had gains on the sale of AFS securities of $24,000 compared to gains of $375,000 for the same period in 2004.  During the nine months ended September 30, 2005, the Company had losses on the sale of AFS securities of $32,000 compared to gains of $2.4 million for the same period in 2004.  During 2005 the Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an effort to maximize the total return of the securities portfolio and to reduce alternative minimum tax.  Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio.  During the quarter and nine months ended September 30, 2005, the yield curve continued to flatten as short-term interest rates increased more than long-term interest rates.  The Company used this interest-rate environment to reposition a portion of the securities portfolio.  Sales of AFS municipal securities will continue to be evaluated based on the Company’s ability to replace these municipal securities with more attractive municipal loans and the appropriate overall level of tax free income.  The market value of the AFS securities portfolio at September 30, 2005 was $703.5 million with a net unrealized loss on that date of $0.9 million.  The net unrealized loss is comprised of $6.8 million in unrealized losses and $5.9 million in unrealized gains.  The market value of the HTM securities portfolio at September 30, 2005 was $227.4 million with a net unrealized loss on that date of $1.7 million.  The net unrealized loss is comprised of $1.8 million in unrealized losses and $139,000 in unrealized gains.

Other changes to noninterest income included gain on sale of loans income which increased $43,000, or 11.6% to $414,000 for the quarter ended September 30, 2005 due to the increase in mortgage loans sold during the quarter ended September 30, 2005 when compared to the same period in 2004.  Gain on sale of loans income increased $175,000, or 13.9%, to $1.4 million for the nine months ended September 30, 2005 from $1.3 million for the same period in 2004 due to the premium earned of $248,000 from the sale of $6.2 million in student loans during the second quarter ended June 30, 2005, which more than offset the decrease in gains from mortgage loans sold during the nine months ended September 30, 2005 when compared to the same period in 2004.  Trust income increased $74,000 and $139,000, or 23.1% and 15.5%, for the quarter and nine months ended September 30, 2005, respectively, when compared to the same period in 2004, due to growth experienced in the Trust department.  Other noninterest income increased $100,000 and $561,000, or 22.9% and 45.7%, for the quarter and nine months ended September 30, 2005, respectively, when compared to the same period in 2004.  The largest single factor for the increase in other noninterest income was a result of a $286,000 special distribution as a result of the merger of the Pulse EFT Association with Discover Financial Services received during the first six months of 2005.  Other increases in other income included increases in Southside Select fee income, credit card fee income, Travelers Express income and gains on sale of assets.

Noninterest Expense

Noninterest expense was $32.2 million for the nine months ended September 30, 2005, compared to $29.9 million for the same period of 2004, representing an increase of $2.2 million, or 7.4%.  Noninterest expense was $10.5 million for the quarter ended September 30, 2005, compared to $10.0 million for the same period of 2004, representing an increase of $528,000, or 5.3%.

Salaries and employee benefits increased $443,000 and $1.6 million, or 7.0% and 8.6%, during the quarter and nine months ended September 30, 2005, respectively, when compared to the same period in 2004.  Direct salary expense and payroll taxes increased $700,000 and $1.9 million, or 15.0% and 13.1%, for the quarter and nine months ended September 30, 2005, respectively, when compared to the same period in 2004, as a result of overall bank growth, new branches opened since second quarter 2004, hiring associated with plans to expand the regions in which the Company lends, and normal payroll increases.  While continued expansion has and will continue to impact short-term earnings, the Company believes the potential long-term benefits to the Company greatly outweigh the short-term expense.

Retirement expense increased $402,000, or 20.2%, for the nine months ended September 30, 2005 when compared to the same period in 2004, primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions.  The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2005 when compared to 2004 and the assumed long-term rate of return for 2005 is 8.5% and the assumed discount rate for 2005 is 5.75%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.  The Company is currently evaluating a plan to change the benefits offered through the Defined Benefit Plan, which could, if implemented, reduce retirement expense in future years.  Health insurance expense decreased $286,000 and $648,000, or 31.6% and 24.5%, for the quarter and nine months ended September 30, 2005, respectively, when compared to the same periods in 2004 due to lower claims paid.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase in future quarters.

Equipment expense increased $15,000 and $75,000, or 7.9% and 13.7%, for the quarter and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 due to increases in various maintenance contracts.

Advertising, travel and entertainment increased $55,000 and $149,000, or 14.3% and 11.4%, for the quarter and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, due to increases in direct advertising costs incurred partially as a result of expansion into new market areas.

Professional fees decreased $151,000 and $200,000, or 43.9% and 25.5%, for the quarter and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.  The decreases occurred primarily due to a reduction in consulting fees associated with the Company’s internal and financial controls.

Other expense increased $132,000 and $429,000, or 11.7% and 13.0%, for the quarter and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increases occurred primarily due to increases in bank exam fees, legal fees, telephone expense and a loss contingency that were partially offset by decreases in bank analysis fees and auto expense.

Income Taxes

Income tax expense was $2.5 million for the nine months ended September 30, 2005 compared to $3.1 million for the nine months ended September 30, 2004 as a result of a decrease in taxable income.  The effective tax rate as a percentage of pre-tax income was 18.5% for the nine months ended September 30, 2005 compared to 20.2% for the nine months ended September 30, 2004.  The decrease in the effective tax rate for 2005 was due to the decrease in taxable income as a percentage of total income for the nine months ended September 30, 2005 when compared to September 30, 2004.  The decrease in taxable income as a percentage of total income is a result of the decrease in pre-tax income primarily due to the decrease in income on sales of securities in the nine months ended September 30, 2005 compared to the same period in 2004.

The Company decreased its municipal securities portfolio during the nine months ended September 30, 2005 and plans to decrease it further during the fourth quarter of 2005 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio.  The Company has the ability to and is addressing the appropriate level of tax free income so as to minimize any alternative minimum tax position during 2005.  Based on this information, management believes this is reversible in the future and no valuation allowance is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Company does not expect the Act to have a material impact on its income tax expense.  The Company will continue to monitor any possible impact in future periods.

Capital Resources

Total shareholders’ equity for the Company at September 30, 2005 was $105.4 million, representing an increase of $750,000 from December 31, 2004, and represented 6.1% of total assets at September 30, 2005 compared to 6.5% of total assets at December 31, 2004.  Increases to shareholders’ equity consisted of net income of $11.1 million and the issuance of $1.5 million in common stock (208,733 shares) through the Company’s incentive stock option and dividend reinvestment plans.  The decrease of $3.7 million in accumulated other comprehensive income (loss), $3.7 million in dividends paid and the purchase of $5.0 million in common stock (233,550 shares) partially offset the increases in shareholders’ equity at September 30, 2005.  The Company has a common stock repurchase plan that was instituted in late 1994.  Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations.  The Board reviews this plan in conjunction with the capital needs of the Company and the Bank and may, at its discretion, modify or discontinue the plan.  The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent.  The minimum Tier 1 capital to risk-adjusted assets is four percent.  The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements.  At September 30, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss.  The Company must be capable of meeting its obligations to its customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2005, these investments were 17.4% of total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost

Bank and TIB - The Independent BankersBank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

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

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates.  Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans.  Municipal loans are made to municipalities and school districts throughout the state of Texas.  The majority of the increase from December 31, 2004 to September 30, 2005, was in loans to municipalities, construction loans and 1-4 family residential loans.  The increase in these loan categories is due to the Company’s continued strong commitment in these areas.  During the second quarter ended June 30, 2005, the Company hired a loan executive to assist in an expanded regional lending effort.  He joins the Company from one of the largest banks in the country and has over 20 years of experience lending in East Texas and surrounding regions.  With his assistance, the Company plans to expand the regions in which it lends.  The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as the Company develops strategies to expand its lending territory.

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

As of September 30, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.0 million was adequate to cover probable losses in the portfolio.

For the third quarter and nine months ended September 30, 2005, loan charge-offs were $791,000 and $2.1 million and recoveries were $505,000 and $1.2 million, resulting in net charge-offs of $286,000 and $851,000, respectively.  For the third quarter and nine months ended September 30, 2004, loan charge-offs were $250,000 and $682,000 and recoveries were $393,000 and $559,000, resulting in net recoveries of $143,000 and net charge-offs of $123,000, respectively.  The necessary provision expense was estimated at $947,000 for the nine months ended September 30, 2005.

The provision for loan losses increased 100% to $485,000 for the quarter ended September 30, 2005 when compared to zero for the quarter ended September 30, 2004.  The increase in provision for loan losses is primarily due to one recovery of $299,000 received during the third quarter ended September 30, 2004 which offset the provision for loan losses that would have been required during that quarter.

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

Total nonperforming assets at September 30, 2005 were $2.3 million, a decrease of $1.2 million, or 34.5%, from $3.5 million at December 31, 2004.  From December 31, 2004 to September 30, 2005, nonaccrual loans decreased $1.0 million, or 46.1%, to $1.2 million.  Of the total at September 30, 2005, 0.2% are residential real estate loans, 10.1% are commercial real estate loans, 64.9% are commercial loans and 24.8% are loans to individuals.  Other real estate owned decreased $93,000, or 43.5%, to $121,000 at September 30, 2005 from $214,000 at December 31, 2004.  Of the total at September 30, 2005, 86.8% consist of residential dwellings, and 13.2% consist of commercial real estate.  The Company is actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due decreased $272,000, or 32.9%, to $555,000.  Repossessed assets increased $139,000, or 339.0%, to $180,000.  Approximately $109,000 of the repossessed assets at September 30, 2005 represented one loan with an SBA guarantee of approximately $109,000.  Restructured loans increased $49,000, or 25.4%, to $242,000.

Expansion

The Company anticipates opening a full service grocery store branch in Palestine, Texas during the last quarter of 2005.

The Company also anticipates opening a traditional branch in Gun Barrel City during the last quarter of 2005.

Accounting Pronouncements

See “Accounting Pronouncements” in Note 6 to the Company’s financial statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in lending, investing, deposit taking activities and FHLB advances.  The primary objective of monitoring the Company’s interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk.  Management maintains an asset/liability committee which meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position.  In addition, the Board reviews on a monthly basis the Company’s asset/liability position.  The Company primarily uses two methods for measuring and analyzing interest rate risk:  net income simulation analysis and market value of portfolio equity modeling.  Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Policy guidelines limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock.  Policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of September 30, 2005, were within policy guidelines.  Due to the level of interest rates at September 30, 2005, some of the interest rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Callable FHLB advances are presented based on contractual maturity.  Loans held for sale totaling $2.1 million are classified in the one-year category.  Adjustable rate student loans totaling $3.4 million are classified in the one year category.  These loans reprice annually and are not retained by the Company when they enter repayment status.  Nonaccrual loans, totaling $1.2 million, are not included in the loan totals.  All instruments are classified as other than trading.

EXPECTED MATURITY DATE

(dollars in thousands)

	Twelve Months Ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Loans:

Fixed Rate	$182,246	$90,766	$56,611	$28,819	$19,462	$108,822	$486,726	$494,235
	6.29%	6.40%	6.24%	6.25%	6.16%	5.58%	6.14%

Adjustable Rate	71,170	32,005	21,863	9,768	3,888	54,680	193,374	193,374
	6.21%	5.98%	6.06%	5.78%	6.68%	6.70%	6.28%
Mortgage-backed Securities:

Fixed Rate	216,317	156,847	116,477	93,046	72,470	134,101	789,258	787,574
	4.68%	4.57%	4.50%	4.42%	4.39%	4.43%	4.53%

Adjustable Rate	1,421	996	711	520	754	—	4,402	4,402
	4.31%	4.28%	4.24%	4.20%	4.17%	—	4.25%
Investments and Other Interest Earning Assets:

Fixed Rate	8,199	4,460	3,796	5,384	2,138	81,137	105,114	105,114
	3.77%	3.54%	4.96%	4.57%	5.23%	6.16%	5.72%

Adjustable Rate	28,444	—	—	—	—	5,972	34,416	34,416
	4.47%	—	—	—	—	5.15%	4.59%

Total Interest Earning Assets	$507,797	$285,074	$199,458	$137,537	$98,712	$384,712	$1,613,290	$1,619,115
	5.44%	5.29%	5.17%	4.91%	4.85%	5.45%	5.30%

Savings Deposits	$5,023	$2,511	$2,511	$2,511	$2,511	$35,155	$50,222	$43,181
	1.15%	1.15%	1.15%	1.15%	1.15%	1.15%	1.15%

NOW Deposits	58,686	5,314	5,314	5,314	5,314	74,400	154,342	136,705
	3.07%	0.65%	0.65%	0.65%	0.65%	0.65%	1.57%

Money Market Deposits	22,329	7,443	7,443	7,443	7,443	22,326	74,427	69,217
	2.35%	2.35%	2.35%	2.35%	2.35%	2.35%	2.35%

Platinum Money Market	49,776	7,555	7,555	7,555	7,555	8,889	88,885	85,944
	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%

Certificates of Deposit	279,484	50,012	18,030	11,440	7,838	360	367,164	364,132
	3.25%	4.08%	3.60%	3.81%	4.01%	4.16%	3.41%

FHLB Advances	254,959	136,188	74,214	45,100	18,190	37,186	565,837	558,672
	3.28%	3.34%	4.12%	4.27%	5.33%	4.84%	3.65%

Other Borrowings	2,467	—	—	—	—	20,619	23,086	23,086
	3.86%	—	—	—	—	6.96%	6.63%

Total Interest Bearing Liabilities	$672,724	$209,023	$115,067	$79,363	$48,851	$198,935	$1,323,963	$1,280,937
	3.15%	3.36%	3.59%	3.51%	3.50%	2.46%	3.15%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%.  At September 30, 2005, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security.  In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At September 30, 2005, of the $793.7 million of mortgage-backed and related securities held by the Company, $789.3 million were secured by fixed-rate mortgage loans and $4.4 million were secured by floating-rate mortgage loans.

The Company assumes 70% of savings accounts and non-public fund transaction accounts at September 30, 2005, are core deposits and are, therefore, expected to roll-off after five years.  All public fund transaction accounts are assumed to roll-off within one year.  The Company assumes 30% of money market accounts at September 30, 2005 are core deposits and are, therefore, expected to roll-off after five years.  The Company assumes 10% of its Platinum Money Market accounts are core deposits and are, therefore, expected to roll off after five years.  No roll-off rate is applied to certificates of deposit.  Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to certain litigation that it considers routine and incidental to its business.  Management does not expect the results of any of these actions to have a material effect on the Company’s business, results of operations or financial condition.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information regarding repurchases of the Company’s common stock during the third quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1, 2005 – July 31, 2005	—	—	—	$2,865
August 1, 2005 – August 31, 2005	—	—	—	2,865
September 1, 2005 – September 30, 2005	—	—	—	2,865
Total	—	—	—

(1)       During the first quarter of 2005, the Company approved the continuation of its stock repurchase plan, committing $5.0 million to repurchase common stock during 2005 with re-evaluation on a quarterly basis.  No common stock was purchased during the second quarter ended June 30, 2005 or the third quarter ended September 30, 2005.  During the first quarter ended March 31, 2005, the Company purchased 233,550 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.
* 31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.
(Registrant)

BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 2, 2005

BY:	/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE:	November 2, 2005

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002