Form 10-K
period 2005-12-31
SOUTHSIDE BANCSHARES INC
filed 2006-03-03
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 0-12247

Southside Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1848732
(State of incorporation)	(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue, Tyler, Texas	75701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 531-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.25 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐        NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐        NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒        NO  ☐

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐        NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was $191,100,139.

As of February 15, 2006, 11,624,890 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 20, 2006. (Part III)

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
INDEX TO EXHIBITS
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

Southside Bancshares, Inc. (the “Company”), incorporated in Texas in 1982, is a bank holding company for Southside Bank (the “Bank” or “Southside Bank”), headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 186,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. The Bank has the largest deposit base in the Tyler metropolitan area and is the largest bank based on asset size headquartered in East Texas.

At December 31, 2005, the Company had total assets of $1.8 billion, total loans of $680.4 million, deposits of $1.1 billion, and shareholders’ equity of $109.3 million. The Company had net income of $14.6 million and $16.1 million and fully diluted earnings per common share of $1.21 and $1.32 for the years ended December 31, 2005 and 2004, respectively. The Company has paid a cash dividend every year since 1970.

The Bank is a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and non-profit organizations in the communities it serves. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

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

During the second quarter ended June 30, 2005, the Company embarked upon a new regional lending initiative. The goal of this initiative is to expand the regions in which the Company lends. Management is currently identifying market areas to target and relationship managers to service those regions. The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as the Company further develops and executes on strategies to expand its lending territories.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”). The Bank’s trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2005, the Bank’s trust department managed approximately $464.3 million of trust assets. Through its 25% owned securities brokerage affiliate, BSC Securities, LC, the Bank offers full retail investment services to its customers. During the first six months of 2006, the Bank anticipates selling its interest in BSC Securities, LC. After the sale, the Bank will begin offering full retail investment services to its customers utilizing the services of a large national brokerage company.

The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”) and the Federal Deposit Insurance Corporation (the “FDIC”), and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits, and all facets of operations.

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

MARKET AREA

The Company considers its primary market area to be all of Smith, Gregg, Cherokee, Anderson and Henderson Counties in East Texas, and to a lesser extent, portions of adjoining counties. During 2005, the Bank opened a mortgage lending center in Gresham, in Smith County, a full service grocery store branch in Seven Points, in Henderson County, and a full service grocery store branch in Palestine, in Anderson County. During the first quarter of 2006, the Company will open a traditional branch in Gun Barrel City and a full service grocery store branch in Athens, both in Henderson County, as well as a loan production office in Forney, in Kaufman County approximately 20 miles east of Dallas. The Company expects its presence in the Gregg, Cherokee, Anderson, Kaufman, and Henderson County market areas to continue to increase in the future, however, the city of Tyler in Smith County presently represents the Company’s largest market area.

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

The Company serves its markets through twenty-six branch locations, fifteen of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Seven Points, Palestine, Forney, Gun Barrel City, Athens and Whitehouse. The Company’s television and radio advertising has extended into most of these market areas for several years, providing the Bank name recognition throughout Smith, Gregg, and Cherokee counties along with portions of Anderson and Henderson counties. The Company anticipates that continued advertising combined with strategically placed branches should expand the Bank’s name recognition.

The Company also maintains seven motor bank facilities. The Company’s customers may also access various banking services through thirty-seven ATMs owned by the Company and ATMs owned by others, through debit cards, and through the Company’s automated telephone, internet and electronic banking products. These products allow the Company’s customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company’s control. During the last ten years the East Texas economy has diversified, decreasing the overall impact of fluctuations in oil prices, however, the East Texas economy is still affected by the oil industry. During 2005, the economy in the Company’s market appeared to reflect stable growth. One area of concern is the personal bankruptcy rate in the Company’s market area. Management anticipates this could have some effect on the Company’s net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities engaged in by the Company are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. The Company expects the number of financial institutions in the Company’s market area to continue to increase. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition the Company faces. During 1998, federal legislation allowed credit unions to expand their membership criteria. This allows credit unions to use their expanded membership capabilities combined with tax-free status to compete more fiercely for traditional bank business. Because banks do not enjoy a tax-free status, credit unions have a competitive advantage. Additionally, the Company must compete against several institutions located in Texas and elsewhere in the Company’s market area which have capital resources and legal loan limits substantially in excess of those available to the Company. The Company faces competition from institutions that offer products and services the Company does not or cannot currently offer. Some institutions the Company competes with offer interest rate levels on loan and deposit products the Company is unwilling to offer due to interest rate risk and overall profitability concerns. The Company expects the competition to increase.

EMPLOYEES

At February 15, 2006, the Company employed approximately 493 full time equivalent persons. None of the employees are represented by any unions or similar groups, and the Company has not experienced any type of strike or labor dispute. The Company considers the relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and Southside Bank as of December 31, 2005, were as follows:

B. G. Hartley (Age 76), Chairman of the Board and Chief Executive Officer of the Company since 1983. He also serves as Chairman of the Board and Chief Executive Officer of the Bank, having served in these capacities since the Bank’s inception in 1960.

Sam Dawson (Age 58), President, Secretary and Director of the Company. He also serves as President, Chief Operations Officer and Director of the Bank since 1996. He became an officer of the Company in 1982 and of the Bank during 1975.

Robbie N. Edmonson (Age 73), Vice Chairman of the Board of the Company and the Bank. He joined the Bank as a vice president in 1968.

Jeryl Story (Age 54), Executive Vice President of the Company. Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of the Bank, since 1996. He joined the Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 49), Executive Vice President and Chief Financial Officer of the Company and of the Bank. He is also a Director of the Bank. He became an officer of the Company in 1985 and of the Bank during 1984.

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

Under regulatory capital guidelines, the Company must maintain a minimum Tier 1 capital ratio of at least 4% and a minimum total capital ratio of at least 8%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4% for all other banks. As of December 31, 2005, the Company’s total risk-based capital ratio was 18.04%, the Company’s Tier 1 risk-based capital ratio was 17.13% and the Company’s leverage capital ratio was 7.62%.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets and that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2005, the Federal Reserve had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to the Company.

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

Regulation of Lending Activities. Loans made by the Bank are subject to numerous federal and state laws and regulations, including the Truth in Lending Act, the Federal Consumer Credit Protection Act, the Texas Finance Code, the Texas Deceptive Trade Practices Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Flood Disaster Protection Act. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

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

Capital Adequacy. In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. The FDIC requires a minimum leverage ratio of 3% of adjusted total assets for the highest rated banks. Other banks are required to meet a leverage standard of 4% or more, determined on a case-by-case basis. At December 31, 2005, the Bank was well-capitalized and had a total risk-based capital ratio of 17.57%, a Tier 1 risk-based capital ratio of 16.66% and a leverage capital ratio of 7.41%.

On December 31, 2005, the minimum ratio for qualifying total risk-based capital was 8% of which 4% must be Tier 1 capital. Southside Bank’s actual capital to total assets and risk-based capital ratios at December 31, 2005 were in excess of the minimum requirements.

Also see discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

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

Deposit Insurance. The Bank’s deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the FDIC imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. There is currently a 27 basis point spread between the highest and the lowest assessment rates, so that banks classified as strongest were subject in 2005 to 0% assessment, and banks classified as weakest were subject to an assessment rate of 0.27%. In addition to the insurance assessment, each insured bank was subject in 2004 to an assessment on deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Under these assessment criteria, the Bank was required to pay annual deposit premiums to the Bank Insurance Fund in 2004. The Bank’s deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

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

Annual Audits. Every bank with total assets in excess of $500 million, such as the Bank, must have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with United States generally accepted accounting principles (“GAAP”) and comply with such other disclosure requirements as prescribed by the FDIC.

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

USURY LAWS

Texas usury laws limit the rate of interest that may be charged by state banks. Certain federal laws provide a limited preemption of Texas usury laws. The maximum rate of interest that the Bank may charge on direct business loans under Texas law varies between 18% per annum and (i) 28% per annum for business and agricultural loans above $250,000 or (ii) 24% per annum for other direct loans. Texas floating usury ceilings are tied to the 26-week United States Treasury Bill Auction rate. Other ceilings apply to open-end credit card loans and dealer paper purchased by the Company. A federal statute removes interest ceilings under usury laws for loans by the Company that are secured by first liens on residential real property.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY’S BUSINESS

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect:

•                  the Company’s ability to originate loans and obtain deposits;

•                  the fair value of the Company’s financial assets and liabilities; and

•                  the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company’s interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the performance of the leverage program.

The Company implemented a leverage strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital. Risks to our leverage strategy include reduced net interest margin and spread, adverse market value changes to the investment, mortgage-backed and marketable equity securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve. Another risk could include the Company’s inability to obtain wholesale funding to profitably and properly fund the leverage program. If the Company’s leverage strategy is flawed or poorly implemented, we may incur significant losses.

The Company has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.

A significant portion of the Company’s loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2005, approximately 58.5% of loans have real estate as a primary or secondary component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in the Company’s primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, the Company would be required to increase its allowance for loan losses. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase its allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of loans directly related to the medical community in its market area, primarily in Smith and Gregg counties. A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of the Company’s loan portfolio is dependent on the medical community. The primary source of repayment for loans in the medical community is cashflow from continuing operations. We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties. However, changes in the amount the government pays the medical community through the various government health insurance programs could adversely impact the medical community which in turn could result in higher default rates by borrowers in the medical industry. Furthermore, it is likely that, should there be any significant adverse impact to the medical community, the Company’s profitability and financial condition could also be adversely impacted.

The Company’s allowance for probable loan losses may be insufficient.

The Company maintains an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for probable loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for probable loan losses, the Company will need additional provisions to increase the allowance for probable loan losses. Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for probable loan losses.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s profitability depends significantly on economic conditions in the State of Texas.

The Company’s success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Texas areas of Tyler, Longview, Lindale, Whitehouse, Gresham, Athens, Palestine, Jacksonville, Forney, Seven Points and Gun Barrel City. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•                  The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•                  The ability to expand the Company’s market position.

•                  The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•                  The rate at which the Company introduces new products and services relative to its competitors.

•                  Customer satisfaction with the Company’s level of service.

•                  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to extensive government regulation and supervision.

The Company, primarily through Southside Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new delivery systems or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new delivery systems and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company relies on dividends from its subsidiaries for most of its revenue.

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank and certain non-bank subsidiaries may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Southside Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from Southside Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 – Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

On October 6, 2003, the Company issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by its subsidiary, Southside Statutory Trust III. The 2003 junior subordinated debentures mature in October of 2033.

Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company. The 2003 junior subordinated debentures are senior to the Company’s shares of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on the 2003 junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.

Potential acquisitions may disrupt the Company’s business and dilute stockholder value.

While the Company has never made an acquisition, we occasionally investigate potential merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•                  potential exposure to unknown or contingent liabilities of the target company;

•                  exposure to potential asset quality issues of the target company;

•                  difficulty and expense of integrating the operations and personnel of the target company;

•                  potential disruption to the Company’s business;

•                  potential diversion of the Company’s management’s time and attention;

•                  the possible loss of key employees and customers of the target company;

•                  difficulty in estimating the value of the target company; and

•                  potential changes in banking or tax laws or regulations that may affect the target company.

The Company occasionally evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico.  While the impact of these hurricanes did not significantly affect the Company, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. As part of the Company’s disaster recovery policies and procedures, contingency plans exist, but there is no assurance of success.

RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•                  actual or anticipated variations in quarterly results of operations;

•                  recommendations by securities analysts;

•                  operating and stock price performance of other companies that investors deem comparable to the Company;

•                  news reports relating to trends, concerns and other issues in the financial services industry;

•                  perceptions in the marketplace regarding the Company and/or its competitors;

•                  new technology used, or services offered, by competitors;

•                  significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•                  failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•                  changes in government regulations; and

•                  geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other larger financial services companies.

Although the Company’s common stock is listed for trading on the NASDAQ National Market, the trading volume is such that you are not assured liquidity with respect to transactions in the Company’s common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

Provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

The Company’s amended and restated articles of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s shareholders, or otherwise adversely affect the price of the Company’s common stock. These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and staggered board elections.

Any individual, acting alone or with other individuals, who is seeking to acquire, directly or indirectly, 10.0% or more of the Company’s outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve Board for any acquisition. Additionally, any entity that wants to acquire 5.0% or more of the Company’s outstanding common stock, or otherwise to control the Company, may need to obtain the prior approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a result, prospective investors in the Company’s common stock need to be aware of and comply with those requirements, to the extent applicable.

RISKS ASSOCIATED WITH THE COMPANY’S INDUSTRY

The earnings of financial services companies are significantly affected by general business and economic conditions.

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transaction.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Southside Bank owns or operates the following properties:

•                  Southside Bank main branch at 1201 South Beckham Avenue, Tyler, Texas. The executive offices of Southside Bancshares, Inc. are located at this location;

•                  Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas. The Southside Bank Annex is directly adjacent to the main bank building. Human Resources, the Trust Department and other support areas are located in this building;

•                  Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office lending, training facilities and other support areas are located in this building;

•                  Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•                  South Broadway branch at 6201 South Broadway, Tyler, Texas;

•                  South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•                  Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•                  Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•                  Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•                  Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•                  Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•                  Jacksonville main branch and motor bank facility at 1015 South Jackson Street, Jacksonville, Texas;

•                  Gun Barrel City main branch at 901 West Main, Gun Barrel City, Texas. (opened February 2006); and

•                  Thirty-seven Automatic Teller Machines (ATM’s) located throughout Smith, Gregg, Cherokee, Anderson and Henderson Counties.

Southside Bank currently operates full service banks in leased space in sixteen grocery stores and two lending centers in leased office space in the following locations:

•                  one in Bullard, Texas;

•                  one in Lindale, Texas;

•                  one in Flint, Texas;

•                  one in Whitehouse, Texas;

•                  one in Chandler, Texas;

•                  one in Seven Points, Texas;

•                  one in Palestine, Texas;

•                  one in Athens, Texas (opening March 2006);

•                  three in Longview, Texas;

•                  five in Tyler, Texas;

•                  Gresham loan production office at 16637 FM 2493, Tyler, Texas; and

•                  Forney loan production office at 413 North McGraw, Forney, Texas (opened February 2006).

All of the properties detailed above are suitable and adequate to provide the banking services intended based on the type of property described. In addition, the properties for the most part are fully utilized but designed with productivity in mind and can handle the additional business volume the Company anticipates they will generate. As additional needs are identified, individual property enhancements or the need to add properties will be evaluated.

ITEM 3. LEGAL PROCEEDINGS

The Bank is party to legal proceedings arising in the normal conduct of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2005, there were no meetings, annual or special, of the shareholders of the Company. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock trades on the Nasdaq National Market under the symbol “SBSI.”  The high/low prices shown below represent the daily weighted average prices on the Nasdaq National Market for the period from January 1, 2004 to December 31, 2005. During the third quarter of 2004 and first quarter of 2005, the Company declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2005	$22.18 -19.98	$21.00 -18.87	$21.73 -19.03	$21.04 -17.65
December 31, 2004	$17.97 -16.75	$18.84 -16.43	$20.13 -17.27	$24.61 -18.63

On February 23, 2006, the Company declared a 5% stock dividend payable to shareholders of record March 9, 2006. The stock prices shown above were not adjusted to reflect this stock dividend.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources” for a discussion of the Company’s common stock repurchase program.

STOCKHOLDERS

There were approximately 1,100 holders of record of the Company’s common stock, the only class of equity securities currently issued and outstanding, as of February 15, 2006.

DIVIDENDS

Cash dividends declared and paid were $0.46 and $0.42 per share for the years ended December 31, 2005 and 2004, respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2005, 2004 and 2003. The Company has paid a cash dividend at least once every year since 1970. Future dividends will depend on the Company’s earnings, financial condition and other factors that the Board of Directors of the Company considers to be relevant. In addition, the Company must make payments on its junior subordinated debentures before any dividends can be paid on the common stock. For additional discussion relating to restrictions that limit the Company’s ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2005	$0.11	$0.11	$0.11	$0.13
December 31, 2004	$0.10	$0.10	$0.10	$0.12

STOCK-BASED COMPENSATION PLANS

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2005, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

During 2005, the Company approved the continuation of its stock repurchase plan, committing $5.0 million to repurchase common stock during 2005 with re-evaluation on a quarterly basis. No common stock was purchased during the fourth quarter ended December 31, 2005. During the twelve months ended December 31, 2005, the Company purchased 233,550 shares of common stock at an average price of $21.40. At December 31, 2005, there was approximately $3,000 remaining to repurchase common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding the Company’s results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2005.  This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$121,240	$133,535	$144,876	$151,509	$158,818

Mortgage-backed and Related Securities	$821,756	$720,533	$590,963	$489,015	$454,078

Loans, Net of Allowance for Loan Loss	$673,274	$617,077	$582,721	$564,265	$528,124

Total Assets	$1,783,462	$1,619,643	$1,454,952	$1,349,186	$1,276,737

Deposits	$1,110,813	$940,986	$872,529	$814,486	$757,954

Long-term Obligations	$229,032	$351,287	$272,694	$265,365	$297,663

Income Statement Data:

Interest & Deposit Service Income	$94,275	$80,793	$73,958	$79,959	$87,559

Income before cumulative effect of change in accounting principle	$14,592	$16,099	$13,564	$13,325	$12,725

Net Income	$14,592	$16,099	$13,564	$13,325	$11,731

Per Share Data:

Net Income Per Common Share:

Basic before cumulative effect of change in accounting principle	$1.27	$1.40	$1.36	$1.39	$1.33

Basic	$1.27	$1.40	$1.36	$1.39	$1.23

Diluted before cumulative effect of change in accounting principle	$1.21	$1.32	$1.16	$1.16	$1.12

Diluted	$1.21	$1.32	$1.16	$1.16	$1.04

Cash Dividends Paid Per Common Share	$0.46	$0.42	$0.36	$0.33	$0.25

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of the Company’s results of operations for the years ended December 31, 2005, 2004, and 2003 and financial condition as of December 31, 2005 and 2004.  This discussion should be read in conjunction with the financial statements and related notes.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends declared and paid prior to January 1, 2006.  On February 23, 2006, the Company declared a 5% stock dividend payable to shareholders of record on March 9, 2006.  The share data presented in this Item is not adjusted to reflect this pending stock dividend.

FORWARD-LOOKING INFORMATION

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company, a bank holding company, may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are subject to significant risks and uncertainties and the Company’s actual results may differ materially from the results discussed in the forward-looking statements.  For example, certain market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  See “Item 1.  Business” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•                    general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which the Company operates;

•                    legislation or regulatory changes which adversely affect the businesses in which the Company is engaged;

•                    adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE guarantees or ability to pay or issue debt;

•                    economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•                    changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•                    changes impacting the leverage strategy;

•                    significant increases in competition in the banking and financial services industry;

•                    changes in consumer spending, borrowing and saving habits;

•                    technological changes;

•                    the Company’s ability to increase market share and control expenses;

•                    the effect of changes in federal or state tax laws;

•                    the effect of compliance with legislation or regulatory changes;

•                    the effect of changes in accounting policies and practices; and

•                    the costs and effects of unanticipated litigation.

The Company disclaims any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

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

Allowance for Losses on Loans.  The allowance for losses on loans represents management’s best estimate of probable losses inherent in the existing loan portfolio.  The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries.  The provision for losses on loans is determined based on management’s assessment of several factors:  reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, and current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of December 31, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.1 million was adequate to cover probable losses in the portfolio.

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Loss” and “Note 1 – Summary of Significant Accounting and Reporting Policies” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets, including investment, mortgage-backed and marketable equity securities and other real estate owned.  These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most investment, mortgage-backed and marketable equity securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.  Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of FHLB advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan are presented in “Note 12 – Employee Benefits.”  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilized a cash flow matching analysis to determine a range of appropriate discount rates for the Company’s defined benefit pension and restoration plans.  In developing the cashflow matching analysis, a portfolio of high quality non-callable bonds (rated AA- or better) was constructed to match as close as possible the timing of future benefit payments of the plans at December 31, 2005.  Based on this cash flow matching analysis, the Company was able to determine an appropriate discount rate to use.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  The Company considered broad equity and bond indices, long-term return projections, as well as actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2005, the weighted-average actuarial assumptions of the Company’s plan were:  discount rate 5.625%; long-term rate of return on plan assets 8.5%; and assumed salary increases 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as available for sale (“AFS”) are carried at fair values and the impact of changes in fair value are recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity.  In addition, securities classified as AFS or held to maturity (“HTM”) are subject to the Company’s review to identify when a decline in value is other than temporary.  Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; credit event or interest rate related; the Company’s ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2005, the Company’s net income decreased $1.5 million, or 9.4%, to $14.6 million, from $16.1 million for the same period in 2004.  The decrease in net income was primarily attributable to the decrease in gain on sale of AFS securities.  Noninterest expense also increased due primarily to increases in salaries and employee benefits due to normal payroll increases, staff increases due to branch expansion and the new regional lending initiative, and higher benefit costs.  Earnings per fully diluted share were $1.21 and $1.32, respectively, for the years ended December 31, 2005 and 2004.  These decreases were partially offset by an increase in net interest income and an increase in noninterest income not including gains on AFS securities.

FINANCIAL CONDITION

Total assets increased $163.8 million, or 10.1%, to $1.78 billion at December 31, 2005 from $1.62 billion at December 31, 2004.  The increase was primarily attributable to a $91.7 million increase in the securities portfolio and a $56.2 million increase in net loans.  The securities portfolio totaled $972.6 million at December 31, 2005 compared to $880.9 million at December 31, 2004.  At December 31, 2005, net loans were $673.3 million compared to $617.1 million at December 31, 2004.  The increase in securities and loans was funded by increases in deposits.

Nonperforming assets at December 31, 2005 decreased to $3.1 million, and represented 0.17% of total assets, compared to $3.5 million, or 0.22%, of total assets at December 31, 2004.  Nonaccruing loans decreased to $1.7 million and the ratio of nonaccruing loans to total loans decreased to 0.25% at December 31, 2005 as compared to $2.2 million and 0.36% at December 31, 2004.  Approximately $599,000 of the nonaccrual loans at December 31, 2005, are loans that have an average SBA guarantee of approximately 75%.  Other real estate owned decreased to $145,000 at December 31, 2005 from $214,000 at December 31, 2004.  Loans 90 days past due at December 31, 2005 increased to $945,000 compared to $827,000 at December 31, 2004.  Loans 90 days past due include residential mortgage loans and commercial real estate loans that total approximately $731,000 and $181,000, respectively.  Restructured loans at December 31, 2005 increased to $226,000 compared to $193,000 at December 31, 2004.

Deposits increased $169.8 million to $1.1 billion at December 31, 2005 from $941.0 million at December 31, 2004.  Of the increase in deposits, $19.8 million represented brokered CDs the Company issued during the fourth quarter ended December 31, 2005.  Federal Home Loan Bank of Dallas (“FHLB”) advances were $520.7 million at December 31, 2005, an $8.9 million decrease from $529.6 million at December 31, 2004.  Short-term FHLB advances increased $113.4 million to $312.3 million at December 31, 2005 from $198.9 million at December 31, 2004.  Long-term FHLB advances decreased $122.3 million to $208.4 million at December 31, 2005 from $330.7 million at December 31, 2004.  Other borrowings at December 31, 2005 and 2004 totaled $25.2 million and $31.6 million, respectively, and at December 31, 2005 consisted of $4.6 million of Short-term borrowings and $20.6 million of Long-term debt.

On October 6, 2003, Southside Capital Trust, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560, issued May 18, 1998.  Southside Bancshares funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points.  During 2005, the average interest rate on the adjustable rate trust preferred securities averaged 6.2%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

Shareholders’ equity at December 31, 2005 totaled $109.3 million compared to $104.7 million at December 31, 2004.  The increase primarily reflects the net income recorded for the year ended December 31, 2005, and the increase in the common stock issued of $2.0 million as a result of the Company’s incentive stock option and dividend reinvestment plans.  These increases were partially offset by the repurchase of 233,550 shares of the outstanding common stock at an average price of $21.40 per share, the payment of cash dividends of $5.2 million and an increase in the accumulated other comprehensive loss of $2.4 million.  The increase in accumulated other comprehensive loss is composed of a $5.0 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see “Note 3 – Comprehensive Income”) and an increase of $2.6 million, net of tax, related to the minimum pension liability adjustment.

During 2005 the economy in the Company’s market area appeared to reflect stable growth.  One area of concern is the personal bankruptcy rate.  Management expects the personal bankruptcy rate could have some effect on the Company’s net charge-offs.  Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

LEVERAGE STRATEGY

In May 1998 the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and when determined appropriate, issued brokered CDs. These funds are invested primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities and mortgage-backed securities purchased near par or at a discount.  Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations.  In addition, in low interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio.  While the strategy of investing a substantial portion of the Company’s assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years.  At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital.

Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, which can reduce the Company’s net interest rate spread and margin and increased interest rate risk.  See “Item 1A.  Risk Factors – Risks Related to the Company’s Business.”  During 2005, short-term interest rates increased significantly while long-term interest rates increased less, creating a relatively flat yield curve.  Should this trend in the yield curve continue or should the yield curve invert, the Company may not see prepayment speeds on its premium mortgage-backed securities slow and could see prepayment speeds increase.  In addition, the Company could see its funding costs rise.  Increased prepayment speeds and rising funding costs would most likely reduce the Company’s net interest margin.  The Company’s asset structure, spread and margin requires an increase in the need to monitor the Company’s interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also impact the Company’s equity capital significantly.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth.  If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then securities as a percentage of earning assets could increase through the purchase of additional securities if securities can be purchased at what the Company believes are acceptable overall economics.  In light of the current interest rate environment, the Company will continue to evaluate the overall economics of replacing any or all of the current securities portfolio roll-off.  Should the Company determine increasing the securities portfolio or replacing the current securities portfolio roll-off does not appear to maintain or enhance the overall economics at any given point in time, the Company could adjust the level of securities through maturities, principal payments on mortgage-backed securities or sales.  During the year ended December 31, 2005, the Company’s loan growth was not sufficient to allow the securities portfolio as a percentage of total assets to decrease.  At December 31, 2005, the securities portfolio as a percentage of total assets increased slightly to 54.5% from 54.4% at December 31, 2004.  On the liability side, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the Company’s Asset/Liability Committee (“ALCO”).  During the year ended December 31, 2005, the Company’s FHLB borrowings decreased 1.7%, or $8.9 million.  During the fourth quarter ended December 31, 2005, the Company issued $19.8 million of callable brokered CDs, where the Company retained the right to call the CD before the final maturity date, to replace a portion of the FHLB funding.  These brokered CDs have maturities from three to five years and have calls that the Company can exercise from three months to one year.  The FHLB funding and the brokered CDs represent wholesale funding sources for the Company.  Due to the overall increase in deposits, the Company’s total wholesale funding as a percentage of deposits not including brokered CDs decreased to 49.5% at December 31, 2005 from 56.3% at December 31, 2004.

The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities to own, proper amount of securities to own and funding needs must be re-evaluated.  Management has attempted to design the leverage strategy so that in a rising interest rate environment, where both long and short-term interest rates increased, the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs.  If the flattening yield curve cycle trend discussed above continues or the yield curve inverts, the overall yield on the mortgage-backed securities may not increase and could decrease.  If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the ALCO and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by the Company’s noninterest income, provision for loan losses, noninterest expenses and income tax expense.  General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of mortgage-backed securities and loans, repricing of loan relationships, government policies and actions of regulatory authorities, also significantly affect the Company’s results of operations.  Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

NET INTEREST INCOME

Net interest income is one of the principal sources of a financial institution’s earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and mix changes in interest earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income for the year ended December 31, 2005 was $41.3 million, an increase of $1.9 million, or 4.7%, compared to the same period in 2004.  The overall increase in net interest income was primarily the result of increases in interest income from loans, mortgage-backed and related securities and taxable investment securities which more than offset the increase in interest expense on deposits and long and short-term obligations.  During the year ended December 31, 2005, total interest income increased $12.7 million, or 18.9%, as a result of an increase in average interest earning assets of $179.7 million, or 12.8%, and the increase in average yield on average interest earning assets from 5.05% at December 31, 2004 to 5.27% at December 31, 2005.  Total interest expense increased $10.8 million, or 39.2%, to $38.4 million during the year ended December 31, 2005 as compared to $27.6 million during the same period in 2004.  The increase was attributable to an increase in the average yield on interest bearing liabilities at December 31, 2005, to 2.96% from 2.41% for the same period in 2004 and an increase in average interest bearing liabilities of $151.4 million, or 13.2%.

Net interest income increased during 2005 as a result of increases in the Company’s average interest earning assets during 2005 when compared to 2004, which more than offset the decrease in the Company’s net interest margin and spread during the year ended December 31, 2005 to 2.85% and 2.31%, respectively when compared to 3.08% and 2.64%, respectively for the same period in 2004.  The decreases in the Company’s net interest margin and spread were due primarily to the changing interest rate environment that began in mid 2004.  Since mid 2004, short-term interest rates have increased significantly while long-term interest rates have increased less.  This has caused the Company’s yield on its interest bearing liabilities to increase faster than the yield on the Company’s earning assets.  Future changes in the interest rate environment or yield curve could also influence the Company’s net interest margin and spread during future quarters.  Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities, which could influence the Company’s net interest margin and spread during the coming quarters.

During the year ended December 31, 2005, average loans, funded by the growth in average deposits, increased $53.3 million, or 8.8%, compared to the same period in 2004.  The average yield on loans increased from 6.11% at December 31, 2004 to 6.22% at December 31, 2005.  The increase in the yield on loans was due to the overall increase in interest rates.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  If long-term interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality customer relationships, which could continue to impact the overall loan yield and, therefore, profitability.  The increase in interest income on loans of $4.0 million, or 11.4%, was the result of an increase in average loans and an increase in the average yield on loans.

Average investment and mortgage-backed securities increased $127.7 million, or 16.7%, for the year ended December 31, 2005 when compared to the same period in 2004.  This increase was primarily funded by an increase in average deposits.  The overall yield on average investment and mortgage-backed securities increased to 4.63% during the year ended December 31, 2005 from 4.35% during the same period in 2004, due to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense.  The higher overall interest rate environment during 2005 when compared to 2004, contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area.  This decrease in prepayments on mortgage loans combined with a restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to long-term interest rate levels experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricings.  In addition, securities purchased during 2005 were at overall higher yields.  Interest income on investment and mortgage-backed securities increased $8.2 million in 2005, or 25.9%, compared to 2004 due to an increase in both the average yield and the average balance on securities during 2005.

Interest income from marketable equity securities, federal funds sold and other interest earning assets increased $534,000, or 96.7%, for the year ended December 31, 2005 when compared to 2004, primarily as a result of higher average dividends paid on FHLB stock during 2005.

During the year ended December 31, 2005, securities increased more than loans.  As a result, the mix of the Company’s average interest earning assets reflected a decrease in average total loans as a percentage of total average interest earning assets compared to the prior year end as loans averaged 41.8% during 2005 compared to 43.3% during 2004, a direct result of less loan growth when compared to the growth in securities.  Securities averaged 58.1% of average total interest earning assets and other interest earning asset categories averaged 0.1% for December 31, 2005.  During 2004, the comparable mix was 56.1% in securities and 0.6% in the other interest earning asset categories.

Total interest expense increased $10.8 million, or 39.2%, to $38.4 million during the year ended December 31, 2005 as compared to $27.6 million during the same period in 2004.  The increase was attributable to an increase in the average yield on interest bearing liabilities and an increase in average interest bearing liabilities of $151.4 million, or 13.2%.  Average interest bearing deposits increased $69.7 million, or 10.7%, while the average rate paid increased from 1.56% at December 31, 2004 to 2.40% at December 31, 2005.  Average time deposits increased $35.3 million, or 11.1%, and the average rate paid increased 71 basis points.  Average interest bearing demand deposits increased $32.4 million, or 11.5%, and the average rate paid increased 102 basis points.  Average savings deposits increased $2.0 million, or 4.2%, and the average rate paid increased 56 basis points.  Average noninterest bearing demand deposits increased $33.6 million, or 13.6%, during 2005.  The latter three categories, which are considered the lowest cost deposits, comprised 64.5% of total average deposits during the year ended December 31, 2005 compared to 64.4% during 2004 and 60.2% during 2003. The increase in average total deposits is reflective of overall bank growth and branch expansion.

During the fourth quarter ended December 31, 2005, the Company issued $19.8 million of callable brokered CDs, where the Company retained the right to call the CDs before the final maturity date, to replace a portion of the FHLB short-term funding.  These brokered CDs have maturities from three to five years and calls from three months to one year.  At December 31, 2005, the Company had $19.8 million in brokered CDs that represented 1.8% of deposits.  The Company is currently utilizing long-term brokered CDs in place of long-term FHLB funding as the brokered CDs better match overall ALCO objectives.  At December 31, 2004 and 2003, the Company had no brokered CDs.  The Company’s current policy allows for a maximum of $100 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

The following table sets forth the Company’s deposit averages by category for the years ended December 31, 2005, 2004 and 2003:

COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2005		2004		2003
	(dollars in thousands)
	AVG.	AVG.	AVG.	AVG.	AVG.	AVG.
	BALANCE	YIELD	BALANCE	YIELD	BALANCE	YIELD

Noninterest Bearing Demand Deposits	$280,036	N/A	$246,477	N/A	$207,253	N/A
Interest Bearing Demand Deposits	313,815	1.74%	281,452	0.72%	251,348	0.75%
Savings Deposits	50,502	1.04%	48,456	0.48%	43,687	0.67%
Time Deposits	354,360	3.17%	319,083	2.46%	331,713	2.79%

Total Deposits	$998,713	1.72%	$895,468	1.13%	$834,001	1.37%

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $282.3 million, an increase of $100.5 million, or 55.3%, for the year ended December 31, 2005 when compared to the same period in 2004.  Interest expense associated with short-term interest bearing liabilities increased $3.4 million, or 52.2%, while the average rate paid decreased 8 basis points for the year ended December 31, 2005 when compared to the same period in 2004 due primarily to long-term FHLB advances becoming short-term during 2005.  The decrease in the average rate paid is due primarily to lower interest rate long-term FHLB advances being reclassified to short-term.  Average long-term interest bearing liabilities consisting of FHLB advances decreased $18.8 million, or 6.4%, during the year ended December 31, 2005 to $274.7 million as compared to $293.5 million at December 31, 2004.  Interest expense associated with long-term FHLB advances decreased $72,000, or 0.7%, while the average rate paid increased 21 basis points for the year ended December 31, 2005 when compared to the same period in 2004.  The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans.  FHLB advances are collateralized by FHLB stock, securities and nonspecific loans.

RESULTS OF OPERATIONS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2005, 2004 and 2003.  The information should be reviewed in conjunction with the financial statements for the same years then ended.  Two major components affecting the Company’s earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

	Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD

ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$657,938	$40,927	6.22%	$604,658	$36,921	6.11%	$570,122	$37,035	6.50%
Loans Held For Sale	4,469	212	4.74%	3,570	180	5.04%	5,694	309	5.43%
Securities:
Inv. Sec. (Taxable)(4)	51,431	1,978	3.85%	45,400	1,072	2.36%	31,040	622	2.00%
Inv. Sec. (Tax-Exempt)(3)(4)	66,023	4,696	7.11%	75,048	5,333	7.11%	86,935	6,220	7.15%
Mortgage-backed Sec.(4)	773,973	34,584	4.47%	643,323	26,845	4.17%	535,506	20,149	3.76%
Marketable Equity Sec.	28,099	1,032	3.67%	24,309	477	1.96%	22,734	519	2.28%
Interest Earning Deposits	644	24	3.73%	634	8	1.26%	622	10	1.61%
Federal Funds Sold	995	30	3.02%	6,886	67	0.97%	7,303	79	1.08%
Total Interest Earning Assets	1,583,572	83,483	5.27%	1,403,828	70,903	5.05%	1,259,956	64,943	5.15%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,280			37,881			36,862
Bank Premises and Equipment	31,504			30,576			30,038
Other Assets	45,625			40,376			42,112
Less: Allowance for Loan Loss	(6,945)			(6,597)			(6,534)
Total Assets	$1,696,036			$1,506,064			$1,362,434

(1)	Loans are shown net of unearned discount. Interest on loans includes fees on loans which are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,287, $2,216 and $1,941 for the years ended December 31, 2005, 2004 and 2003, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,515, $1,687 and $2,002 for the years ended December 31, 2005, 2004 and 2003, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:

As of December 31, 2005, 2004 and 2003, loans totaling $1,731, $2,248 and $1,547, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

	Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,502	524	1.04%	$48,456	234	0.48%	$43,687	291	0.67%
Time Deposits	354,360	11,221	3.17%	319,083	7,847	2.46%	331,713	9,257	2.79%
Interest Bearing Demand Deposits	313,815	5,476	1.74%	281,452	2,027	0.72%	251,348	1,889	0.75%
Short-term Interest Bearing Liabilities	282,283	9,892	3.50%	181,779	6,499	3.58%	159,298	6,514	4.09%
Short-term Junior Subordinated Debentures (5)	—	—	—	—	—	—	1,753	154	8.78%
Long-term Interest Bearing Liabilities-FHLB	274,673	10,004	3.64%	293,499	10,076	3.43%	232,371	9,294	4.00%
Long-term Junior Subordinated Convertible Debentures (6)	—	—	—	—	—	—	11,673	834	7.14%
Long-term Junior Subordinated Debentures (7)	—	—	—	—	—	—	20,000	1,419	7.10%
Long-term Debt (8)	20,619	1,305	6.24%	20,619	923	4.40%	—	—	—
Total Interest Bearing Liabilities	1,296,252	38,422	2.96%	1,144,888	27,606	2.41%	1,051,843	29,652	2.82%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	280,036			246,477			207,253
Other Liabilities	14,649			9,534			18,487
Total Liabilities	1,590,937			1,400,899			1,277,583

SHAREHOLDERS’ EQUITY	105,099			105,165			84,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,696,036			$1,506,064			$1,362,434

NET INTEREST INCOME		$45,061			$43,297			$35,291
NET YIELD ON AVERAGE EARNING ASSETS			2.85%			3.08%			2.80%

NET INTEREST SPREAD			2.31%			2.64%			2.33%

(5)	Southside Capital Trust I from September 4, 2003, when redemption was announced, to October 6, 2003, when redemption was completed.
(6)

Southside Capital Trust II through December 31, 2003, when the Company redeemed the remaining shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities.

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

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2005 Compared to 2004
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$3,304	$702	$4,006
Loans Held For Sale	43	(11)	32
Investment Securities (Taxable)	158	748	906
Investment Securities (Tax Exempt) (1)	(642)	5	(637)
Mortgage-backed Securities	5,738	2,001	7,739
Marketable Equity Securities	84	471	555
Federal Funds Sold	(92)	55	(37)
Interest Earning Deposits	—	16	16
Total Interest Income	8,593	3,987	12,580

INTEREST EXPENSE:
Savings Deposits	10	280	290
Time Deposits	937	2,437	3,374
Interest Bearing Demand Deposits	258	3,191	3,449
Short-term Interest Bearing Liabilities	3,524	(131)	3,393
Long-term FHLB Advances	(666)	594	(72)
Long-term Debt	—	382	382
Total Interest Expense	4,063	6,753	10,816
Net Interest Income	$4,530	$(2,766)	$1,764

	Years Ended December 31,
	2004 Compared to 2003
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$2,176	$(2,290)	$(114)
Loans Held For Sale	(108)	(21)	(129)
Investment Securities (Taxable)	325	125	450
Investment Securities (Tax Exempt) (1)	(845)	(42)	(887)
Mortgage-backed Securities	4,344	2,352	6,696
Marketable Equity Securities	34	(76)	(42)
Federal Funds Sold	(4)	(8)	(12)
Interest Earning Deposits	—	(2)	(2)
Total Interest Income	5,922	38	5,960

INTEREST EXPENSE:
Savings Deposits	29	(86)	(57)
Time Deposits	(342)	(1,068)	(1,410)
Interest Bearing Demand Deposits	219	(81)	138
Short-term Interest Bearing Liabilities	858	(873)	(15)
Short-term Junior Subordinated Debentures	(154)	—	(154)
Long-term FHLB Advances	2,220	(1,438)	782
Long-term Junior Subordinated Convertible Debentures	(834)	—	(834)
Long-term Junior Subordinated Debentures	(1,419)	—	(1,419)
Long-term Debt	923	—	923
Total Interest Expense	1,500	(3,546)	(2,046)
Net Interest Income	$4,422	$3,584	$8,006

(1)          Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2005 was $1.5 million compared to $925,000 for December 31, 2004.  For the year ended December 31, 2005, the Company had net charge-offs of loans of $1.3 million, an increase of 231.2% compared to December 31, 2004.  For the year ended December 31, 2004, net charge-offs on loans were $397,000.

The increase in net charge-offs for 2005 is due to an increase in total charge-offs that exceeded the increase in total recoveries.  Net charge-offs for commercial loans increased $332,000 from December 31, 2004 primarily as a result of a large recovery on one loan during the third quarter of 2004.  Net charge-offs for loans to individuals increased $635,000 due primarily to an increase in net charge-offs of overdraft accounts from December 31, 2004.  These increases in net charge-offs were partially offset by a decrease in charge-offs on real estate loans of $49,000.

As of December 31, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.1 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2005 and the comparable year ended December 31, 2004 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2005	2004	Change
	(dollars in thousands)

Deposit services	$14,594	$13,793	5.8%
Gain on sale of securities available for sale	228	2,759	(91.7)%
Gain on sale of loans	1,807	1,644	9.9%
Trust income	1,422	1,248	13.9%
Bank owned life insurance income	951	812	17.1%
Other	2,246	1,647	36.4%

Total noninterest income	$21,248	$21,903	(3.0)%

Total noninterest income for the year ended December 31, 2005 decreased 3.0%, or $655,000, compared to 2004.  Securities gains decreased $2.5 million, or 91.7%, from 2004.  The Company had less securities it wanted to sell during 2005 due to the repositioning of the securities portfolio during 2003 and 2004.  In addition the higher overall interest rate environment during 2005 caused prepayments on premium mortgage-backed securities to slow, which reduced the number of these securities sold.  Of the $0.2 million in net securities gains from the AFS portfolio in 2005, there were $1.4 million in realized losses and $1.6 million in realized gains.  The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to reduce the overall duration of the securities portfolio, maximize the total return of the securities portfolio, reduce alternative minimum tax and minimize prepayments on mortgage-backed securities.  Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio.  During 2005, the yield curve flattened as short-term interest rates increased significantly and long-term interest rates increased less.  Higher coupon premium mortgage-backed securities were replaced as they prepaid with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure.  Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with municipal loans or better call protected municipal securities.

Gain on sale of loans increased $163,000, or 9.9%, due to the premium earned of $248,000 from the sale of $6.2 million in student loans during the second quarter ended June 30, 2005, which more than offset the decrease in gains from mortgage loans sold during 2005 as compared to 2004.  Trust income increased $174,000, or 13.9%, as a result of growth in managed assets experienced in the Trust department.  Bank-owned life insurance (“BOLI”) increased $139,000, or 17.1% as a result of an increase in average BOLI assets and an increase in the average rate paid on BOLI during 2005 when compared to 2004.  Other noninterest income increased $599,000, or 36.4%, during 2005 as compared to 2004.  The largest single factor for the increase in other noninterest income was the result of a $286,000 special distribution as a result of the merger of the Pulse EFT Association with Discover Financial Services received during the first six months of 2005. Other increases in other income included increases in Southside Select fee income, Home Banking fee income, stored value card fees, credit card fee income, Traveler’s Express income and gains on sale of assets.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2005 and the comparable year ended December 31, 2004 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2005	2004	Change
	(dollars in thousands)

Salaries and employee benefits	$27,479	$25,395	8.2%
Net occupancy expense	4,257	4,120	3.3%
Equipment expense	847	759	11.6%
Advertising, travel and entertainment	1,967	1,852	6.2%
ATM expense	648	628	3.2%
Amortization	5	5	0.0%
Director fees	677	646	4.8%
Supplies	628	608	3.3%
Professional fees (1)	1,339	1,239	8.1%
Postage	572	561	2.0%
Other	4,740	4,508	5.1%

Total noninterest expense	$43,159	$40,321	7.0%

(1)  Historically the Company included legal fees as “other” noninterest expense, but believes that it is more appropriate to include legal fees with “Professional Fees”.

Noninterest expense for the year ended December 31, 2005 increased $2.8 million, or 7.0%, when compared to the year ended December 31, 2004.  Salaries and employee benefits increased $2.1 million, or 8.2%, when compared to the same period in 2004.  Direct salary expense and payroll taxes increased $2.3 million, or 12.1%, as a result of overall bank growth, new branches opened since second quarter 2004, hiring associated with plans to expand the regions in which the Company lends, and normal payroll increases.  While continued expansion has and will continue to impact short-term earnings, the Company believes the potential long-term benefits to the Company should greatly outweigh the short-term expense.  Retirement expense increased $682,000, or 26.3%, for the year ended December 31, 2005 primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions.  The Company’s actuarial assumption used to determine net periodic pension costs were reduced for 2005 when compared to 2004 and the assumed long-term rate of return for 2005 is 8.5% and the assumed discount rate for 2005 is 5.75%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

On November 3, 2005, the Board of Directors of the Company approved amendments to the Plan which affected future participation in the plan and reduced the accrual of future benefits.

The amendments to the Plan approved include the following:

•                  Entrance into the Plan by new employees was frozen effective December 31, 2005;

•                  Benefit accruals for current participants were reduced in future periods.  The reduction was effective January 1, 2006 for all individuals who became Plan participants prior to January 1, 2005 and effective January 31, 2006 for all employees hired in 2005 and eligible to participate in the Plan.  The current benefit accrual of 2% for the first 20 years of service, 1% for the next 15 years and a formula for the benefit accruals for each service year over 35 years has been changed to reduce future benefit accruals for current participants.  The future benefit accrual for current participants will be amended to 90% of 1% for the first 35 years of service and the formula for benefit accruals for each year of service over 35 years will be reduced by 10%.

Health and life insurance expense decreased $925,000, or 26.2%, for the year ended December 31, 2005 due to decreased health claims expense and reinsurance costs.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase in 2006.

Equipment expense increased $88,000, or 11.6%, for the year ended December 31, 2005 due to increases in various maintenance contracts and branch expansions.

Professional fees increased $100,000, or 8.1%, due to legal fees associated with litigation resulting from the normal course of business.

Other expense increased $232,000, or 5.1%, during the year ended December 31, 2005 compared to 2004.  The increase was due to increases in bank examination fees, telephone expense and other losses.

INCOME TAXES

Income tax expense was $3.3 million for the year ended December 31, 2005 and represented a $659,000, or 16.7%, decrease from the year ended December 31, 2004.  The effective tax rate as a percentage of pre-tax income was 18.4% in 2005, 19.7% in 2004 and 16.0% in 2003.  The decrease in the effective tax rate and income tax expense for 2005 was due to the increase in tax-exempt income as a percentage of pre-tax income for the year ended December 31, 2005 when compared to December 31, 2004.  During 2005, the Company was in an alternative minimum tax position due to a large contribution to the Company’s defined benefit plan.  During 2004, the Company had the ability to address the appropriate level of tax free income to avoid an alternative minimum tax position for 2004.

The Company decreased its municipal securities portfolio during 2005 to reduce the overall level of tax-exempt income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio.  The Company has the ability to and is addressing the appropriate level of tax-exempt income so as to minimize any alternative minimum tax position in the future.  During the fourth quarter of 2005, the Company made significant changes to its defined benefit plan which should reduce contributions in future years and also assist in minimizing any alternative minimum tax position in the future.  Based on this information, management believes this is reversible in the future and no valuation allowance is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Act did not impact the Company’s income tax expense during 2005.

DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

OVERVIEW

During the year ended December 31, 2004, the Company’s net income increased $2.5 million, or 18.7%, to $16.1 million, from $13.6 million for the same period in 2003.  The increase in net income was primarily attributable to an increase in interest income and a decrease in interest expense.  Interest income increased primarily from increases in interest income on mortgage-backed and related securities.  Interest expense decreased primarily from decreases in the interest expense on deposits and long-term obligations.  These increases were partially offset by decreases in noninterest income and increases in noninterest expenses and income taxes.  The decreases in noninterest income were primarily a result of decreases in gain on sale of AFS securities and decreases in gain on sale of loans.  The majority of the increase in noninterest expense was a result of increases in salaries and employee benefits due to normal payroll increases, staff increases due to opening new branches, and higher benefit costs. There was also a significant increase in professional fees.  Earnings per fully diluted share were $1.32 and $1.16, respectively, for the years ended December 31, 2004 and 2003.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2004 was $39.4 million, an increase of $8.0 million, or 25.7%, compared to the same period in 2003.  The overall increase in net interest income was primarily the result of increases in mortgage-backed and related securities and taxable investment securities combined with a decrease in interest expense on deposits and long-term obligations.  During the year ended December 31, 2004, total interest income increased $6.0 million, or 9.8%, as a result of an increase in average interest earning assets of $143.9 million, or 11.4%, which more than offset the slight decrease in average yield on average interest earning assets from 5.15% at December 31, 2003 to 5.05% at December 31, 2004.  Total interest expense decreased $2.0 million, or 6.9%, to $27.6 million during the year ended December 31, 2004 as compared to $29.7 million during the same period in 2003.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities at December 31, 2004, to 2.41% from 2.82% for the same period in 2003 which was partially offset by an increase in average interest bearing liabilities of $93.0 million, or 8.8%.

Net interest income increased during 2004 as a result of increases in the Company’s net interest margin and spread during the year ended December 31, 2004 to 3.08% and 2.64%, respectively when compared to 2.80% and 2.33%, respectively for the same period in 2003, which was due to several factors.  The higher overall interest rate environment during 2004 when compared to 2003, contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area.  This decrease in prepayments on mortgage loans combined with a restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  Other factors that impacted the Company’s net interest margin and spread included a reduction in interest expense on the Company’s trust preferred securities during the year ended December 31, 2004 of $1.5 million, or 61.7%, and a decrease in the interest expense on the Company’s interest bearing deposits of $1.3 million, or 11.6%.  Partially offsetting these decreases in interest expense was an increase in interest expense on long-term FHLB advances of $782,000, or 8.4%, due to the increase in the average balance outstanding.

During the year ended December 31, 2004, average loans, funded by the growth in average deposits, increased $34.5 million, or 6.1%, compared to the same period in 2003.  The average yield on loans decreased from 6.50% at December 31, 2003 to 6.11% at December 31, 2004.  The decrease in the yield on loans was reflective of the repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  The decrease in interest income on loans of $518,000, or 1.5%, was the result of the decrease in the average yield on loans which was partially offset by the increase in average loans.

Average investment and mortgage-backed securities increased $110.3 million, or 16.9%, for the year ended December 31, 2004 when compared to the same period in 2003.  This increase was primarily funded by an increase in FHLB advances and an increase in average deposits.  The overall yield on average investment and mortgage-backed securities increased to 4.35% during the year ended December 31, 2004 from 4.13% during the same period in 2003, due in large part to decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense.  Interest income on investment and mortgage-backed securities increased $6.6 million in 2004, or 26.3%, compared to 2003 due to an increase in both the average yield and the average balance on securities during 2004.

Interest income from marketable equity securities, federal funds and other interest earning assets decreased $56,000, or 9.2%, for the year ended December 31, 2004 when compared to 2003 primarily as a result of lower average interest rates paid on FHLB stock during 2004.

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

Total interest expense decreased $2.0 million, or 6.9%, to $27.6 million during the year ended December 31, 2004 as compared to $29.7 million during the same period in 2003.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities partially offset by an increase in average interest bearing liabilities of $93.0 million, or 8.8%.  Average interest bearing deposits increased $22.2 million, or 3.5%, while the average rate paid decreased from 1.82% at December 31, 2003 to 1.56% at December 31, 2004.  Average time deposits decreased $12.6 million, or 3.8%, and the average rate paid decreased 33 basis points.  Average interest bearing demand deposits increased $30.1 million, or 12.0%, while the average rate paid decreased 3 basis points.  Average savings deposits increased $4.8 million, or 10.9%, while the average rate paid decreased 19 basis points.  Average noninterest bearing demand deposits increased $39.2 million, or 18.9%, during 2004.  The latter three categories, which are considered the lowest cost deposits, comprised 64.4% of total average deposits during the year ended December 31, 2004 compared to 60.2% during 2003 and 54.4% during 2002. The increase in average total deposits is reflective of overall bank growth and branch expansion.

The Company’s current policy allows for a maximum of $100 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.  At December 31, 2004, 2003 and 2002, the Company had no brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $181.8 million, an increase of $22.5 million, or 14.1%, for the year ended December 31, 2004 when compared to the same period in 2003.  Interest expense associated with short-term interest bearing liabilities decreased $15,000, or 0.2%, and the average rate paid decreased 51 basis points for the year ended December 31, 2004 when compared to the same period in 2003 due primarily to higher interest bearing FHLB advances rolling off and being replaced by lower interest rate advances.  This more than offset the increase in the average balance of short-term FHLB advances.  Average long-term interest bearing liabilities consisting of FHLB advances increased $61.1 million, or 26.3%, during the year ended December 31, 2004 to $293.5 million as compared to $232.4 million for the same period in 2003.  Interest expense associated with long-term FHLB advances increased $782,000, or 8.4%, and the average rate paid decreased 57 basis points for the year ended December 31, 2004 when compared to the same period in 2003.  The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans.  FHLB advances are collateralized by FHLB stock, securities and nonspecific loans.

Average short-term junior subordinated debentures decreased $1.8 million, or 100%, during the year ended December 31, 2004 when compared to same period in 2003.  There were no short-term junior subordinated debentures outstanding at any time during 2004.  On September 4, 2003, the Company announced it would redeem on October 6, 2003 the $20.0 million of long-term junior subordinated debentures the Company originally issued during 1998.  The average balance in 2003 reflects the reclassification of the long-term junior subordinated debentures to short-term until they were redeemed.

Average long-term junior subordinated convertible debentures decreased $11.7 million, or 100%, during the year ended December 31, 2004 compared to the same period in 2003.  On December 31, 2003, Southside Capital Trust II, a subsidiary of the Company redeemed 6,571 shares of its 8.75% Cumulative Convertible Trust Preferred Securities and all of its 8.75% Common Securities which totaled $678,000.  Prior to the redemption date, December 31, 2003, all other convertible trust preferred shares were converted into the Company’s common stock.  Interest expense associated with the long-term convertible debentures decreased $834,000, or 100%, for the year ended December 31, 2004, when compared to the same period in 2003 due to the fact there were no debentures outstanding during 2004.

Average long-term junior subordinated debentures (the “Cumulative Trust Preferred Securities”) decreased $20 million, or 100%, from December 31, 2003 to December 31, 2004.  Interest expense decreased $1.4 million, or 100%, for the year ended December 31, 2004 when compared to the same period in 2003.  On October 6, 2003, Southside Capital Trust I, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560.  The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points.  During 2004, the average interest rate on the adjustable rate trust preferred securities averaged 4.40%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

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

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2004 and the comparable year ended December 31, 2003 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2004	2003	Change
	(dollars in thousands)

Deposit services	$13,793	$12,958	6.4%
Gain on sale of securities available for sale	2,759	5,033	(45.2)%
Gain on sale of loans	1,644	2,667	(38.4)%
Trust income	1,248	1,063	17.4%
Bank owned life insurance income	812	986	(17.6)%
Other	1,647	1,406	17.1%

Total noninterest income	$21,903	$24,113	(9.2)%

Total noninterest income for the year ended December 31, 2004 decreased 9.2%, or $2.2 million, compared to 2003.  Securities gains decreased $2.3 million, or 45.2%, from 2003.  Reasons for the reduced gains included interest rate lows during 2003 that were much lower than during 2004 and the Company had less securities it wanted to sell during 2004, due to the 2004 interest rate environment and the repositioning of the securities portfolio during 2003.  Of the $2.8 million in net securities gains from the AFS portfolio in 2004, there were $0.5 million in realized losses and $3.3 million in realized gains.  The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an effort to maximize the total return of the securities portfolio, reduce alternative minimum tax and attempt to continue to reduce prepayments on mortgage-backed securities due to the relatively low interest rate environment experienced during 2004.  Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio.  During 2004, interest rates remained relatively low and the yield curve remained steep during the first half of the year but began to flatten during the second half of 2004.  The Company used this interest-rate environment to reposition a portion of the securities portfolio.  Higher coupon premium mortgage-backed securities with high selling prices or with a potentially greater prepayment exposure were replaced with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure.  Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with better call protected municipal securities.  It is uncertain if economic conditions or ALCO and investment portfolio objectives that would precipitate sales of AFS securities, will exist during 2005.  Therefore, it is uncertain if the Company will have net gains on sales of securities during 2005.

Gain on sale of loans decreased $1.0 million, or 38.4%, due to the decrease in the level of mortgage loan refinancings the Company handled during 2004 when compared to 2003.  While long-term interest rates remained relatively low during 2004, they did not reach the lows experienced during 2003, which the Company believes is the primary reason for the decrease in the level of 1-4 family residential loan refinancings the Company handled during 2004.  The increase in deposit services income of $835,000, or 6.4%, was a result of increases in overdraft income, increased numbers of deposit accounts, increased deposit activity and an increase in debit card income.  Trust income increased $185,000, or 17.4%, as a result of growth in managed assets experienced in the Trust department.  Bank-owned life insurance decreased $174,000, or 17.6%.  During 2003, the Company eliminated split dollar agreements with several of its executives which resulted in the repayment of premiums as specified in the agreements, thereby, increasing BOLI income during 2003.  In addition, the average rate paid on the bank-owned life insurance cash surrender value decreased during 2004, when compared to 2003.  Other noninterest income increased $241,000, or 17.1%, primarily as a result of increases in Southside Select fee income, credit life income, exchange fee income, and merchant credit card fee income.  The increase was partially offset by decreases in gain on sale of assets, other recoveries and income from check sales.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2004 and the comparable year ended December 31, 2003 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2004	2003	Change
	(dollars in thousands)

Salaries and employee benefits	$25,395	$23,182	9.5%
Net occupancy expense	4,120	3,954	4.2%
Equipment expense	759	712	6.6%
Advertising, travel and entertainment	1,852	1,775	4.3%
ATM expense	628	634	(0.9)%
Amortization	5	990	(99.5)%
Director fees	646	498	29.7%
Supplies	608	638	(4.7)%
Professional fees (1)	1,239	896	38.3%
Postage	561	566	(0.9)%
Other	4,508	4,261	5.8%

Total noninterest expense	$40,321	$38,106	5.8%

(1)  Historically the Company included legal fees as “other” noninterest expense, but believes that it is more appropriate to include legal fees with “Professional Fees”.

Noninterest expense for the year ended December 31, 2004 increased $2.2 million, or 5.8%, when compared to the year ended December 31, 2003.  Salaries and employee benefits increased $2.2 million, or 9.5%, due to several factors.  Direct salary expense and payroll taxes increased $859,000, or 4.7%, as a result of normal payroll increases and staff increases due to opening new branches.  Retirement expense increased $220,000, or 9.3%, for the year ended December 31, 2004 primarily as a result of postretirement expense associated with new split dollar agreements during 2004, and to a lesser extent actuarial assumptions associated with the Company’s defined benefit pension plan.  During 2004 the Bank entered into split dollar agreements with eight of its executive officers.  The agreements provide the Bank will be the beneficiary under life insurance policies insuring the executives lives, however, the executives have the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements generally provide for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts will be increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  The agreements also state that before and after the executives retirement dates, the Bank shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $145,000 for the year ended December 31, 2004.  The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2004 when compared to 2003 and assumed the long-term rate of return is 8.5% and the assumed discount rate is 6.5%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased the cost and funding required for the retirement plan could increase.

Health and life insurance expense increased $1.1 million, or 47.3%, for the year ended December 31, 2004 due to increased health claims expense and reinsurance costs.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase in 2005.

Amortization expense decreased $985,000, or 99.5%, due to the amortization expense associated with the redemption of Southside Capital Trust I cumulative trust preferred securities on September 4, 2003.  The unamortized origination cost associated with the redemption was expensed during the third quarter of 2003.

Director fees increased $148,000, or 29.7%, primarily as a result of increased fee amounts paid to holding company directors, and the addition of one holding company director in late 2003, that received fees during all of 2004.

Professional fees increased $343,000, or 38.3%, primarily due to consulting fees associated with documenting and testing the Company’s internal and financial controls related to the implementation of Sarbanes-Oxley Section 404.

Other expense increased $247,000, or 5.8%, during the year ended December 31, 2004 compared to 2003.  The increase was due to increases in accounting fees, trust fees, other losses and bank examination fees.  The increase was partially offset by the decrease in the loss on retirement of assets that occurred during 2003.

INCOME TAXES

Income tax expense was $4.0 million for the year ended December 31, 2004 and represented a $1.4 million, or 53.1%, increase from the year ended December 31, 2003.  The effective tax rate as a percentage of pre-tax income was 19.7% in 2004, 16.0% in 2003 and 14.1% in 2002.  The increase in the effective tax rate and income tax expense for 2004 was due to the increase in taxable income as a percentage of total income for the year ended December 31, 2004 when compared to December 31, 2003.  The increase in taxable income during 2004 was primarily a result of overall increased income combined with relatively unchanged overall tax free income.  During 2002 and 2003 the Company was in an alternative minimum tax position due to unusually high retirement expenses, the one time $1.1 million amortization expense during 2003 and the level of tax free income.  During 2004, the Company did not have the amortization expense referenced above and had the ability to address the appropriate level of tax free income to avoid an alternative minimum tax position for 2004.  Management will continue to address the appropriate level of tax free income in an attempt to avoid an alternative minimum tax position in 2005 and future years.  Based on this information, management believes alternative minimum tax paid in prior years is reversible in the future and no valuation allowance on the deferred tax asset is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Act did not impact the Company’s income tax expense during 2004.

LENDING ACTIVITIES

One of the Company’s main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which it operates.  Substantially all of the Company’s loans are made to borrowers who live in and conduct business in the Texas counties the Company serves, with the exception of municipal loans.  Total loans as of December 31, 2005 increased $56.3 million, or 9.0%, while the average balance was up $53.3 million, or 8.8%, when compared to 2004.

Real estate loans increased $42.1 million, or 11.8%, from December 31, 2004 to December 31, 2005.  Municipal loans as of December 31, 2005 increased $5.0 million, or 4.8%, from December 31, 2004 and commercial loans increased $10.6 million, or 13.2%, from December 31, 2004.  Loans to individuals decreased $1.4 million, or 1.7%, from December 31, 2004.

The increase in real estate loans was due to the economic growth in the Company’s market area, the continued strong commitment to real estate lending and less refinancing of real estate loans on the Company’s books during 2005 when compared to 2004.  The growth of loans made to municipalities in Texas was a result of the Company’s continued strong commitment in this lending area combined with the Company’s ability to close these transactions in a timely manner.  The increase in commercial loans is reflective of the growth in the Company’s market area.  The decrease in loans to individuals reflects the difficulty the Company has competing against extremely low interest rates offered by automobile manufacturers combined with the fact that home equity loans have replaced some of the traditional loans to individuals.  In the loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the local economy, the Company believes the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

The aggregate amount of loans that the Bank is permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus.  The Bank’s legal lending limit at December 31, 2005 was $15 million.  The Bank’s largest loan relationship at December 31, 2005 was approximately $9.8 million.

The average yield on loans for the year ended December 31, 2005 increased to 6.22% from 6.11% for the year ended December 31, 2004.  This increase was reflective of the repricing characteristics of the loans, interest rates at the time loans repriced, and the competitive loan pricing environment.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals net of unearned discount by category for the years presented:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)

Real Estate Loans:
Construction	$35,765	$32,877	$35,306	$33,286	$23,631
1-4 Family Residential	199,812	168,784	143,460	145,159	144,385
Other	162,147	153,998	144,668	145,299	144,136
Commercial Loans	91,456	80,808	76,432	77,629	71,109
Municipal Loans	109,003	103,963	96,135	76,918	54,554
Loans to Individuals	82,181	83,589	93,134	92,169	96,235

Total Loans	$680,364	$624,019	$589,135	$570,460	$534,050

For purposes of this discussion, the Company’s loans are divided into four categories:  Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent the Company’s greatest concentration of loans.  However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved.  At December 31, 2005, the majority of the Company’s real estate loans were collateralized by properties located in Smith and Gregg Counties.  Of the $397.7 million in real estate loans, $199.8 million, or 50.2%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  The Company’s loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

Management pursues an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  The slow pace of absorption for certain types of properties could adversely affect the volume of nonperforming real estate loans held by the Company.

Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other category consists of $158.0 million of commercial real estate loans, $1.3 million of loans secured by multifamily properties and $2.8 million of loans secured by farm land.  The Commercial Real Estate portion of Other will be discussed in more detail below.

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

Included as part of the 1-4 Family Residential Mortgage Loans, the Company also makes home equity loans and at December 31, 2005, these loans totaled $60.3 million.

Construction Loans

The Company’s commercial construction loans and construction loans to individuals are collateralized by property located primarily in the Company’s market area.  A majority of the Company’s construction loans are directed toward properties that will be owner occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment.  The Company’s construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.

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

COMMERCIAL LOANS

The Company’s commercial loans are diversified to meet most business needs.  Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion.  Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category. Medical loan types include all loan types listed above for commercial loans.  Collateral for these loans varies depending on the type of loan and financial strength of the borrower.  The primary source of repayment for loans in the medical community is cashflow from continuing operations.  The medical community represents a concentration of risk in the Company’s Commercial loan and Commercial Real Estate loan portfolio see “Item 1.  Business – Market Area.”  We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.  Should the government change the amount it pays the medical community through the various government health insurance programs, the medical community could be adversely impacted which in turn could result in higher default rates by borrowers in the medical industry.

In its commercial loan underwriting, the Company assesses the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered.  Terms are generally granted commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

The Company has a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows the Company to earn a higher yield for similar durations than it could if it purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2005 increased $5.0 million when compared to 2004.  At December 31, 2005, the Company had total loans to municipalities and school districts of $109.0 million.

LOANS TO INDIVIDUALS

Substantially all of the Company’s consumer loans are made to consumers in the Company’s market area.  The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $49.8 million, or 60.6%, of total loans to individuals at December 31, 2005.  The Company’s loans collateralized by titled equipment declined during 2005 due to extremely low interest rates offered by the automobile manufacturers.  Should this type of low financing continue the Company may see additional decreases in this portfolio.  Home equity loans have also replaced some of the traditional loans to individuals.  In addition, the Company makes loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates.  The amounts of total loans outstanding at December 31, 2005, which, based on remaining scheduled repayments of principal, are due in (1) one year or less*, (2) more than one year but less than five years, and (3) more than five years*, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

		After One
	Due in One	but within	After Five
	Year or Less	Five Years	Years
		(in thousands)

Real Estate Loans – Construction	$21,410	$9,865	$4,490
Real Estate Loans – 1-4 Family Residential	53,893	66,463	79,456
Real Estate Loans – Other	42,415	72,838	46,894
Commercial Loans	51,345	27,802	12,309
Municipal Loans	7,900	20,289	80,814
Loans to Individuals	49,285	29,833	3,063
Total Loans	$226,248	$227,090	$227,026

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined		$313,594
Interest Rates are Floating or Adjustable			$140,522

*      The volume of commercial loans due within one year reflects the Company’s general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $1,731,000 are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, the Company makes loans to certain of its own executive officers and directors and their related interests.  As of December 31, 2005 and 2004, these loans totaled $3.7 million and $4.3 million, or 3.4% and 4.1% of Shareholders’ Equity, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

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

As of December 31, 2005, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.1 million was adequate to cover probable losses in the portfolio.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)

Average Net Loans Outstanding	$657,938	$604,658	$570,122	$547,829	$508,560

Balance of Allowance for Loan Loss at Beginning of Period	$6,942	$6,414	$6,195	$5,926	$5,033

Loan Charge-Offs:
Real Estate-Construction	—	—	(17)	(215)	—
Real Estate-1-4 Family Residential	(36)	(142)	(63)	(170)	(35)
Real Estate-Other	(53)	(3)	—	—	—
Commercial Loans	(438)	(375)	(693)	(610)	(325)
Loans to Individuals	(2,469)	(523)	(703)	(1,144)	(1,024)

Total Loan Charge-Offs	(2,996)	(1,043)	(1,476)	(2,139)	(1,384)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	—	—	—	4	—
Real Estate-1-4 Family Residential	20	—	—	13	6
Real Estate-Other	—	27	3	6	24
Commercial Loans	54	323	179	43	288
Loans to Individuals	1,607	296	304	224	292

Total Recovery of Loans Previously Charged-Off	1,681	646	486	290	610

Net Loan Charge-Offs	(1,315)	(397)	(990)	(1,849)	(774)

Provision for Loan Loss	1,463	925	1,209	2,118	1,667

Balance at End of Period	$7,090	$6,942	$6,414	$6,195	$5,926

Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.20%	0.07%	0.17%	0.34%	0.15%

Allocation of Allowance for Loan Loss (dollars in thousands):

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans

Real Estate
Construction	$329	5.3%	$518	5.3%	$510	6.0%	$451	5.8%	$220	4.4%
1-4 Family Residential	1,101	29.4%	909	27.0%	906	24.3%	872	25.4%	890	27.1%
Other	2,397	23.8%	2,186	24.6%	1,798	24.6%	1,642	25.5%	1,900	27.0%
Commercial Loans	1,482	13.4%	1,485	13.0%	1,339	13.0%	1,447	13.6%	1,260	13.3%
Municipal Loans	269	16.0%	318	16.7%	238	16.3%	193	13.5%	139	10.2%
Loans to Individuals	1,498	12.1%	1,516	13.4%	1,622	15.8%	1,547	16.2%	1,420	18.0%
Unallocated	14	0.0%	10	0.0%	1	0.0%	43	0.0%	97	0.0%
Ending Balance	$7,090	100.0%	$6,942	100.0%	$6,414	100.0%	$6,195	100.0%	$5,926	100.0%

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

Total nonperforming assets at December 31, 2005 were $3.1 million, down $466,000, or 13.2%, from $3.5 million at December 31, 2004.  Other real estate owned decreased $69,000, or 32.2%, to $145,000 from December 31, 2004 to December 31, 2005.  Of the other real estate owned, 42.1% are residential properties and 57.9% are commercial properties.  The Company is actively marketing all properties and none are being held for investment purposes.  From December 31, 2004 to December 31, 2005, nonaccrual loans decreased $517,000, or 23.0%, to $1.7 million.  Of this total, 1.7% are residential real estate loans, 47.1% are commercial real estate loans, 22.0% are commercial loans, 22.0% are loans to individuals and 7.2% are construction loans.  Approximately $599,000 of the nonaccrual loans at December 31, 2005, are loans that have an average SBA guarantee of approximately 75%.  The reduction in commercial nonaccrual loans during December 31, 2005 was primarily the result of the charge-off of two SBA guaranteed relationships.  The charge-offs related to the non SBA guaranteed portion of these loans is reflected in commercial loan charge-offs.  Restructured loans increased $33,000, or 17.1%, to $226,000.  Loans 90 days past due or more increased $118,000, or 14.3%, to $945,000.  Loans 90 days past due include residential mortgage loans and commercial real estate loans that total approximately $731,000 and $181,000, respectively.  Repossessed assets decreased $31,000, or 75.6%, to $10,000.

                The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Loans 90 Days Past Due:
Real Estate	$912	$785	$248	$125	$404
Loans to Individuals	33	22	20	95	211
Commercial	—	20	4	67	330
	945	827	272	287	945
Loans on Nonaccrual:
Real Estate	970	753	775	1,083	506
Loans to Individuals	381	432	354	481	235
Commercial	380	1,063	418	674	155
	1,731	2,248	1,547	2,238	896
Restructured Loans:
Real Estate	99	102	109	115	130
Loans to Individuals	127	85	97	113	91
Commercial	—	6	13	97	62
	226	193	219	325	283

Total Nonperforming Loans	2,902	3,268	2,038	2,850	2,124
Other Real Estate Owned	145	214	195	524	65
Repossessed Assets	10	41	48	11	213

Total Nonperforming Assets	$3,057	$3,523	$2,281	$3,385	$2,402

Percentage of Total Assets	0.17%	0.22%	0.16%	0.25%	0.19%

Percentage of Loans and Leases,
Net of Unearned Discount	0.45%	0.56%	0.39%	0.59%	0.45%

Nonperforming assets as a percentage of total assets decreased 0.05% from the previous year and as a percentage of loans decreased 0.11%.  Nonperforming assets hinder the Company’s earning ability.  Decreases in earnings are due both to the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2005 in the opinion of management, the Company had $567,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and may result in a future classification of the loan in one of the nonperforming asset categories.

The following is a summary of the Company’s recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)

Real Estate Loans	$970	$58	$912
Commercial Loans	380	145	235
Loans to Individuals	381	141	240

Balance at December 31, 2005	$1,731	$344	$1,387

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)

Real Estate Loans	$753	$42	$711
Commercial Loans	1,063	170	893
Loans to Individuals	432	198	234

Balance at December 31, 2004	$2,248	$410	$1,838

The balances of impaired loans included above with no valuation allowances were $3,000 and $58,000 at December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, the average recorded investment in impaired loans was approximately $1,773,000 and $1,492,000, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $80,000, $125,000 and $104,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $177,000, $186,000 and $155,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

For the years ended December 31, 2005, 2004 and 2003 the Company did not have an allowance for losses on OREO.

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

Securities with limited marketability, such as stock in the Federal Home Loan Bank, are carried at cost.

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2005, the securities portfolio as a percentage of total assets was 54.5% and was larger than loans which were 38.1% of total assets.  For a discussion of the Company’s strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leverage Strategy.”

The following table sets forth the carrying amount of investment securities, mortgage-backed securities and marketable equity securities at December 31, 2005, 2004 and 2003:

	December 31,
Available for Sale:	2005	2004	2003
	(in thousands)

U.S. Treasury	$23,770	$3,988	$20,946
Government Sponsored Enterprise Debentures	21,525	39,881	21,015
Mortgage-backed Securities:
U.S. Government Agencies	65,804	77,888	102,066
Government Sponsored Enterprises	519,396	393,566	470,520
Other Private Issues	7,235	8,021	11,995
State and Political Subdivisions	68,339	84,172	101,807
Other Stocks and Bonds	37,213	32,313	24,778
Total	$743,282	$639,829	$753,127

	December 31,
Held to Maturity:	2005	2004	2003
	(in thousands)

Mortgage-backed Securities:
U.S. Government Agencies	$35,400	$41,766	$––
Government Sponsored Enterprises	193,921	199,292	6,382
Total	$229,321	$241,058	$6,382

The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”).  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies, GSEs, and direct whole loans) that pool and repackage the participation interests in the form of securities, to investors such as the Company.  U.S. Government agencies, primarily Government National Mortgage Association (the “GNMA”) and GSEs, primarily Freddie Mac, and Federal National Mortgage Association (the “FNMA”) guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the United States government.  Freddie Mac, FNMA and FHLB are the primary GSEs with which the Company purchases securities.  The whole loans the Company purchases are all AAA rated CMO and REMIC tranches that are rated AAA due to credit support and/or insurance coverage.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as, fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

The Company’s mortgage-backed securities include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, Freddie Mac, GNMA, or whole loans which, in the Company’s case, are all currently rated AAA.  In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

The combined investment securities, mortgage-backed securities, and marketable equity securities portfolio increased to $972.6 million at December 31, 2005, compared to $880.9 million at December 31, 2004, an increase of $91.7 million, or 10.4%.  Mortgage-backed securities increased $101.2 million, or 14.0%, during 2005 when compared to 2004.  State and Political Subdivisions decreased $15.8 million, or 18.8%, during 2005.  U. S. Treasury securities increased during 2005 compared to 2004 by $19.8 million, or 496.0%, U. S. Government agency securities decreased $18.4 million, or 46.0%.  Other stocks and bonds increased $4.9 million, or 15.2%, in 2005 compared to 2004 due to $977,000 in FHLB stock dividends, purchases of FHLB stock of $1.8 million and an increase in trust preferred securities of $2.1 million.

During 2005, short-term interest rates increased significantly while long-term interest rates increased less, creating a relatively flat yield curve.  The Company used this interest rate environment to reposition a portion of the securities portfolio in an attempt to reduce the overall duration and minimize prepayment of premium mortgage-backed securities.  Higher coupon premium mortgage-backed securities were replaced as they prepaid with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure.  Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with municipal loans or better call protected municipal securities.  The decrease in the municipal securities portfolio was due to the growth of the Company’s municipal loan portfolio and the amount of tax free income the Company can support without being subject to alternative minimum tax long-term.

The market value of the securities portfolio at December 31, 2005 was $970.2 million, which represented a net unrealized loss on that date of $5.6 million.  The net unrealized loss was comprised of $10.6 million in unrealized losses and $5.0 million of unrealized gains.  To the best of management’s knowledge, none of the securities at December 31, 2005 had an other than temporary impairment.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions.  The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date.  During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM.  The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates.  The Company had a significant amount of long-term FHLB fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM.  There were no securities transferred from AFS to HTM during the third and fourth quarters of 2004 or during 2005.  There were no sales from the HTM portfolio during the years ended December 31, 2005, 2004 or 2003.  There were $229.3 million and $241.1 million of securities classified as HTM for the years ended December 31, 2005 and 2004, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2005 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Yr.		After 1 But Within 5 Yrs.		After 5 But Within 10 Yrs.		After 10 Yrs.
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

U.S. Treasury	$5,963	4.17%	$—	—	$17,807	4.25%	$—	—
Government Sponsored Enterprise Debentures	14,912	4.18%	6,613	3.47%	—	—	—	—
Mortgage-backed Securities:
U.S. Government Agencies	16	6.78%	46	7.60%	8,868	4.55%	56,874	4.85%
Government Sponsored Enterprises	—	—	6,631	4.84%	88,751	4.58%	424,014	4.84%
Other Private Issues	—	—	—	—	530	4.21%	6,705	5.88%
State and Political Subdivisions	1,917	5.02%	8,971	5.53%	15,312	5.89%	42,139	6.77%
Other Stocks and Bonds	—	—	—	—	—	—	37,213	4.65%

Total	$22,808	4.25%	$22,261	4.72%	$131,268	4.69%	$566,945	4.99%

	MATURING
	Within 1 Yr.		After 1 But Within 5 Yrs.		After 5 But Within 10 Yrs.		After 10 Yrs.
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Mortgage-backed Securities:
U.S. Government Agencies	$—	—	$—	—	$1,628	4.53%	$33,772	4.61%
Government Sponsored Enterprises	—	—	—	—	138,685	4.34%	55,236	4.54%
Total	$—	—	$—	—	$140,313	4.34%	$89,008	4.57%

DEPOSITS AND BORROWED FUNDS

Deposits provide the Company with its primary source of funds.  The increase of $169.8 million, or 18.0%, in total deposits during 2005 provided the Company with funds for the growth in loans and provided partial funding for the increase in the securities portfolio.  Deposits increased during 2005 primarily due to branch expansion and increased market penetration.  Time deposits increased $71.3 million, or 22.3%, during 2005 compared to 2004.  Time deposits of $19.8 million represent brokered CDs the Company issued during the fourth quarter ended December 31, 2005.  Noninterest bearing demand deposits increased $46.6 million, or 17.7%, during 2005.  Interest bearing demand deposits increased $52.8 million, or 17.2%, and saving deposits decreased $910,000, or 1.8%, during 2005.  The latter three categories, which are considered the lowest cost deposits, comprised 64.8% of total deposits at December 31, 2005 compared to 66.0% at December 31, 2004.

The following table sets forth the Company’s deposits by category at December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Noninterest Bearing Demand Deposits	$310,541	$263,898	$229,649
Interest Bearing Demand Deposits	360,250	307,436	275,174
Savings Deposits	48,835	49,745	45,559
Time Deposits	391,187	319,907	322,147

Total Deposits	$1,110,813	$940,986	$872,529

During the year ended December 31, 2005, total time deposits of $100,000 or more increased $31.9 million, or 22.0% from December 31, 2004.

The table below sets forth the maturity distribution of time deposits of $100,000 or more issued by the Company at December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Time	Other		Time	Other
	Certificates	Time		Certificates	Time
	of Deposit	Deposits	Total	of Deposit	Deposits	Total
	(in thousands)

Three months or less	$47,756	$28,000	$75,756	$35,836	$21,000	$56,836
Over three to six months	23,853	18,000	41,853	18,184	21,000	39,184
Over six to twelve months	25,235	7,000	32,235	17,890	459	18,349
Over twelve months	26,662	—	26,662	30,251	—	30,251

Total	$123,506	$53,000	$176,506	$102,161	$42,459	$144,620

During the fourth quarter ended December 31, 2005, the Company issued $19.8 million of callable brokered CDs, where the Company retains the call option, to replace a portion of the FHLB short-term funding.  These brokered CDs have maturities from three to five years and calls from three months to one year.  At December 31, 2005, the Company had $19.8 million in brokered CDs that represented 1.8% of deposits.  The Company is currently utilizing long-term brokered CDs in place of long-term FHLB funding as the brokered CDs better match overall ALCO objectives.  At December 31, 2004 and 2003, the Company had no brokered CDs.  The Company’s current policy allows for a maximum of $100 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased, increased $106.9 million, or 50.9%, during 2005 when compared to 2004.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Federal funds purchased
Balance at end of period	$2,400	$8,500	$3,525
Average amount outstanding during the period (1)	6,485	2,042	1,300
Maximum amount outstanding during the period (3)	9,875	8,500	3,525
Weighted average interest rate during the period (2)	3.6%	1.8%	1.4%
Interest rate at end of period	4.3%	2.5%	1.2%

FHLB short-term advances
Balance at end of period	$312,271	$198,901	$192,608
Average amount outstanding during the period (1)	274,689	178,581	156,854
Maximum amount outstanding during the period (3)	337,808	198,901	192,608
Weighted average interest rate during the period (2)	3.5%	3.6%	4.1%
Interest rate at end of period	3.7%	3.3%	3.4%

Other obligations
Balance at end of period	$2,174	$2,500	$2,598
Average amount outstanding during the period (1)	1,109	1,156	1,144
Maximum amount outstanding during the period (3)	2,500	2,500	11,429
Weighted average interest rate during the period (2)	3.0%	1.2%	0.9%
Interest rate at end of period	4.0%	1.9%	0.7%

(1)            The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)           The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)            The maximum amount outstanding of any month-end during the period.

Long-term obligations of FHLB advances decreased $122.3 million, or 37.0%, during 2005 to $208.4 million when compared to $330.7 million in 2004.  The decrease was the result of a decrease in long-term FHLB advances purchased and long-term advances rolling into the short-term category.

On October 6, 2003, Southside Capital Trust, a subsidiary of the Company redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560, issued May 18, 1998.  The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points.  During 2005, the average interest rate on the adjustable rate trust preferred securities averaged 6.2%, providing an interest savings when compared to the 8.50% fixed rate trust preferred issue redeemed during 2003.

CAPITAL RESOURCES

Total shareholders’ equity at December 31, 2005 of $109.3 million increased 4.4%, or $4.6 million, from December 31, 2004 and represented 6.1% of total assets at December 31, 2005 compared to 6.5% at December 31, 2004.

Net income for 2005 of $14.6 million was the major contributor to the increase in shareholders’ equity at December 31, 2005 along with the issuance of $2.0 million in common stock (275,667 shares) through the Company’s incentive stock option and dividend reinvestment plans.  Decreases to shareholders’ equity consisted of an increase of $2.4 million in accumulated other comprehensive loss, $5.2 million in cash dividends paid and the purchase of $5.0 million in common stock (233,550 shares).  The Company purchased common stock pursuant to a common stock repurchase plan instituted in late 1994.  Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations.  The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan.  The increase in accumulated other comprehensive loss is composed of a $5.0 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see “Note 3 – Comprehensive Income”) and an increase of $2.6 million, net of tax, related to the minimum pension liability adjustment.  During the first quarter of 2005, the Company issued a 5% stock dividend, which had no net effect on shareholders’ equity.  The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:

Total Capital (to Risk Weighted Assets)
Consolidated	$140,158	18.04%	$62,158	8.00%	N/A	N/A
Bank Only	$136,396	17.57%	$62,107	8.00%	$77,634	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$133,068	17.13%	$31,079	4.00%	N/A	N/A
Bank Only	$129,306	16.66%	$31,054	4.00%	$46,580	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$133,068	7.62%	$69,852	4.00%	N/A	N/A
Bank Only	$129,306	7.41%	$69,824	4.00%	$87,281	5.00%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets)
Consolidated	$130,293	18.60%	$56,043	8.00%	N/A	N/A
Bank Only	$122,507	17.50%	$55,993	8.00%	$69,991	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$123,351	17.61%	$28,021	4.00%	N/A	N/A
Bank Only	$115,565	16.51%	$27,996	4.00%	$41,994	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$123,351	7.93%	$62,221	4.00%	N/A	N/A
Bank Only	$115,565	7.43%	$62,195	4.00%	$77,744	5.00%

(1)           Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes key equity ratios for the Company for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Percentage of Net Income to:
Average Total Assets	0.86%	1.07%	1.00%
Average Shareholders’ Equity	13.88%	15.31%	15.99%
Percentage of Dividends Declared Per Common
Share to Net Income Per Common Share-Basic	36.22%	30.00%	26.47%
Percentage of Dividends Declared Per Common
Share to Net Income Per Common Share-Diluted	38.02%	31.82%	31.03%
Percentage of Average Shareholders’
Equity to Average Total Assets	6.20%	6.98%	6.23%

ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections, (“FAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate FAS 154 will materially impact its financial statements upon its adoption on January 1, 2006.

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

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.  FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005.  The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

EFFECTS OF INFLATION

The consolidated financial statements of the Company, and their related notes, have been prepared in accordance with GAAP that require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike many industrial companies, nearly all of the assets and liabilities of the Company are monetary.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a source of liquidity.  At December 31, 2005, these investments were 17.6% of total assets, as compared with 20.7% for December 31, 2004, and 22.4% for December 31, 2003.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Company has three lines of credit for the purchase of federal funds.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public funds deposits.

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

The Bank uses FHLB as a significant source of liquidity.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and securities.  The Bank also utilizes to a lesser extent brokered CDs.  The brokered CDs currently issued are all callable at the Company’s option in one year or less.  If these sources of funding were not available the costs associated with obtaining funding to replace FHLB advances maturing could be more expensive or could be unavailable.  In the event alternative funding was not available, sales of securities would be necessary to provide liquidity which could impact net income.

The Bank issues letters of credit and has unfunded loan commitments and lines of credit.  If all of these were to fund at one time the Company would need to draw on some of it’s sources of liquidity which would include FHLB advances, federal funds purchase lines, brokered CDs, or the sale of securities.

OFF BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s contractual cash obligations and commercial commitments at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments for borrowings do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$—	$—	$—	$20,619	$20,619
FHLB advances (2)	257,356	167,630	59,944	35,754	520,684
Operating leases (3)	717	842	262	6	1,827
Deferred compensation agreements (4)	641	348	348	2,536	3,873
Time deposits (5)	291,299	61,551	37,909	428	391,187
Securities purchased not paid for	7,533	—	—	—	7,533
Total contractual obligations	557,546	230,371	98,463	59,343	945,723

Other commitments:
Loan commitments (6)	65,725	12,864	2,409	6,955	87,953
Standby letters of credit (6)	1,918	639	1,000	—	3,557
Total other commitments	67,643	13,503	3,409	6,955	91,510
Total contractual obligations and other commitments	$625,189	$243,874	$101,872	$66,298	$1,037,233

(1)  The Company had long-term floating rate debt that was indexed to 3 month LIBOR and adjusts on a quarterly basis.  The total balance of debt was $20.6 million at December 31, 2005 with a scheduled maturity date of 2033.  The rate of interest for the first quarter of 2006 associated with this debt is 7.47%.

(2)  The Company had FHLB advances with maturity dates ranging from 2006 through 2015, with a total balance of $520,684 at December 31, 2005.  Callable FHLB advances are presented based on contractual maturity.

(3)  The Company had various operating leases for its office machines that total $155,000 and expire on or before the end of 2010.  In addition, the Company has operating leases totaling $1.7 million on its retail branch locations and mortgage lending center which have future commitments of up to five years and additional options, the Company controls, beyond the commitment period.

(4)  The Bank has deferred compensation agreements (the “agreements”) with seven officers of the Company and the Bank totaling $3.9 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2005, approximately $20,000 in payments had been made from such agreements.  Of the seven officers included in the agreements, two were eligible for retirement at December 31, 2005 and one officer is currently receiving benefits.  The remaining four officers are eligible at various dates after five years.  The totals reflected under five years assume the two eligible officers retired at December 31, 2005.  Additional information regarding executive compensation is presented in “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  The Company had callable brokered CDs with maturity dates ranging from 2009-2010, with a total balance of $19.8 million at December 31, 2005.  Callable brokered CDs are presented based on contractual maturity.

(6)  The contractual amounts and expected maturities of loan commitments and standby letters of credit are as of December 31, 2005.  The commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Included in the less than one year category are unused commitments for credit card and ready reserve of $11.1 million, which have no stated maturity date and therefore are not expected to expire.

The Company expects to contribute $1.5 million to its defined benefit plans during 2006.  The Company also expects to contribute to its defined benefit plans in future years, however, those amounts are indeterminable at this time.  See the table in “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk,” that shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2005.

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

The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are “interest rate sensitive” and by measuring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period.  The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap.  An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period.  If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap.  Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income.  In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income.  For an institution with a positive gap, the reverse would be expected.  A table is presented in this item that reflects interest sensitivity gaps for four different intervals as of December 31, 2005.

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk.  Management maintains an ALCO which meets regularly and reviews the Company’s interest rate risk position and makes recommendations for adjusting this position.  In addition, the Board reviews on a monthly basis the Company’s asset/liability position.  The Company primarily uses two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and market value of portfolio equity modeling.  Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  The Company’s policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock.  The Company’s policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of December 31, 2005, were within policy guidelines.  Due to the level of the Company’s interest bearing demand and savings deposit rates at December 31, 2005, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $3.8 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $4.3 million are classified in the one year category.  Nonaccrual loans totaling $1.7 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE (dollars in thousands) Years Ending December 31,
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Loans:

Fixed Rate	$181,942	$97,341	$52,779	$30,990	$19,199	$111,554	$493,805	$500,176
	6.37%	6.39%	6.33%	6.23%	6.17%	5.61%	6.18%

Adjustable Rate	48,587	8,442	11,245	5,688	1,406	113,741	189,109	189,109
	7.46%	7.51%	7.22%	7.85%	8.19%	6.09%	6.64%

Mortgage-backed Securities:

Fixed Rate	209,627	174,919	132,273	104,714	75,992	120,210	817,735	815,300
	4.89%	4.74%	4.67%	4.63%	4.59%	4.49%	4.70%

Adjustable Rate	1,375	956	681	1,009	—	—	4,021	4,021
	4.45%	4.44%	4.43%	4.42%	—	—	4.44%

Investments and Other Interest Earning Assets:

Fixed Rate	52,071	3,970	4,053	5,396	2,165	77,764	145,419	145,419
	4.24%	3.59%	4.88%	4.59%	6.37%	6.03%	5.24%

Adjustable Rate	—	—	—	—	—	5,978	5,978	5,978
	—	—	—	—	—	5.53%	5.53%

Total Interest Earning Assets	$493,602	$285,628	$201,031	$147,797	$98,762	$429,247	$1,656,067	$1,660,003
	5.62%	5.37%	5.25%	5.09%	4.99%	5.50%	5.41%

Savings Deposits	$4,884	$2,442	$2,442	$2,442	$2,442	$34,183	$48,835	$48,835
	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%

NOW Deposits	86,063	5,780	5,780	5,780	5,780	80,909	190,092	190,092
	3.68%	0.64%	0.64%	0.64%	0.64%	0.64%	2.02%

Money Market Deposits	22,722	7,574	7,574	7,574	7,574	22,723	75,741	75,741
	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%	2.50%

Platinum Money Market	52,873	8,025	8,025	8,025	8,025	9,444	94,417	94,417
	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%

Certificates of Deposit	291,299	47,820	13,731	25,440	12,469	428	391,187	388,246
	3.61%	4.03%	3.65%	4.67%	4.66%	4.31%	3.77%

FHLB Advances	257,356	102,314	65,316	46,390	13,554	35,754	520,684	513,850
	3.41%	3.37%	4.19%	4.78%	4.46%	4.88%	3.75%

Other Borrowings	4,574	—	—	—	—	20,619	25,193	25,193
	4.15%	—	—	—	—	7.47%	6.87%

Total Interest Bearing Liabilities	$719,771	$173,955	$102,868	$95,651	$49,844	$204,060	$1,346,149	$1,336,374
	3.43%	3.36%	3.61%	4.05%	3.32%	2.47%	3.33%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 15% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including CMOs and REMICs, have annual payment assumptions ranging from 6% to 50%.  At December 31, 2005, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security.  In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At December 31, 2005, of the $821.7 million of mortgage-backed and related securities held by the Company, $817.7 million were secured by fixed-rate mortgage loans and $4.0 million were secured by the floating-rate mortgage loans.

The Company assumes 70% of savings accounts and non-public fund transaction accounts at December 31, 2005, are core deposits and are, therefore, expected to roll-off after five years.  All public fund transaction accounts are assumed to roll-off within one year.  The Company assumes 30% of money market accounts at December 31, 2005, are core deposits and are, therefore, expected to roll-off after five years.  The Company assumes 10% of its platinum money market accounts are core deposits and are, therefore, expected to roll-off after five years.  No roll-off rate is applied to certificates of deposit.  Fixed maturity deposits reprice at maturity.

In evaluating the Company’s exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates.  Prepayment and early withdrawal levels associated with mortgage-backed securities may deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  The Company considers all of these factors in monitoring its exposure to interest rate risk.

The following table sets forth certain information as of December 31, 2005 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)	1-3 Mos.	4-12 Mos.	1-5 Yrs.	Over 5 Yrs.	Total

Loans(1)	$193,102	$141,265	$235,504	$113,043	$682,914
Securities	101,940	166,561	506,128	197,974	972,603
Other Interest Earning Assets	550	—	—	—	550
Total Rate Sensitive Assets	$295,592	$307,826	$741,632	$311,017	$1,656,067

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits	$224,874	$232,967	$194,744	$147,687	$800,272
Other Interest Bearing Liabilities	146,679	115,251	227,574	56,373	545,877
Total Rate Sensitive Liabilities	$371,553	$348,218	$422,318	$204,060	$1,346,149

Gap (2)	(75,961)	(40,392)	319,314	106,957	309,918
Cumulative Gap	(75,961)	(116,353)	202,961	309,918
Cumulative Ratio of RSA to RSL	0.80	0.84	1.18	1.23	1.23
Gap/Total Earning Assets	(4.6)%	(2.4)%	19.3%	6.5%	18.7%

(1)  Amount is equal to total loans less nonaccrual loans at December 31, 2005.

(2)  Gap equals Total RSA minus Total RSL.

The ALCO monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for the Company.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor the Company’s gap position along with other liquidity ratios.  In addition, the Company utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this technology, the Company can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in this report which is included herein.

ITEM 9 B.      OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

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

**	10 (g)	-	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

**	10 (h)	-	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley, (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (i)	-	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (j)	-	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (k)	-	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

*	21	-	Subsidiaries of the Registrant.

*	23	-	Consent of Independent Registered Public Accounting Firm.

*	31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.

**   Compensation plan, benefit plan or employment contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/	B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

	BY:	/s/	LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial and
DATED: March 2, 2006			Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ B. G. HARTLEY	Chairman of the Board	March 2, 2006
(B. G. Hartley)	and Director

/s/ ROBBIE N. EDMONSON	Vice Chairman of the Board	March 2, 2006
(Robbie N. Edmonson)	and Director

/s/ SAM DAWSON	President and Secretary	March 2, 2006
(Sam Dawson)	and Director

/s/ HERBERT C. BUIE	Director	March 2, 2006
(Herbert C. Buie)

/s/ ALTON CADE	Director	March 2, 2006
(Alton Cade)

/s/ MICHAEL D. GOLLOB	Director	March 2, 2006
(Michael D. Gollob)

/s/ MELVIN B. LOVELADY	Director	March 2, 2006
(Melvin B. Lovelady)

/s/ JOE NORTON	Director	March 2, 2006
(Joe Norton)

/s/ PAUL W. POWELL	Director	March 2, 2006
(Paul W. Powell)

/s/ WILLIAM SHEEHY	Director	March 2, 2006
(William Sheehy)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Southside Bancshares, Inc.:

We have completed integrated audits of Southside Bancshares, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Dallas, Texas

March 2, 2006

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2005	2004

ASSETS

Cash and due from banks	$51,279	$49,282
Interest earning deposits	550	550
Investment securities:
Available for sale	121,240	133,535
Mortgage-backed and related securities:
Available for sale	592,435	479,475
Held to maturity	229,321	241,058
Marketable equity securities:
Available for sale	29,607	26,819
Loans held for sale	4,281	3,764
Loans:
Loans	680,364	624,019
Less: allowance for loan losses	(7,090)	(6,942)
Net Loans	673,274	617,077
Premises and equipment, net	33,610	30,325
Interest receivable	9,304	8,550
Deferred tax asset	3,226	2,357
Other assets	35,335	26,851

TOTAL ASSETS	$1,783,462	$1,619,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$310,541	$263,898
Interest bearing	800,272	677,088
Total Deposits	1,110,813	940,986
Short-term obligations:
Federal funds purchased	2,400	8,500
FHLB advances	312,271	198,901
Other obligations	2,174	2,500
Total Short-term obligations	316,845	209,901
Long-term obligations:
FHLB advances	208,413	330,668
Long-term debt	20,619	20,619
Total Long-term obligations	229,032	351,287
Other liabilities	17,482	12,772
TOTAL LIABILITIES	1,674,172	1,514,946

Commitments and Contingencies (Note 16)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,306,241 and 12,486,717 shares issued)	16,633	15,608
Paid-in capital	87,962	75,268
Retained earnings	32,054	33,718
Treasury stock (1,718,737 and 1,485,187 shares at cost)	(22,850)	(17,853)
Accumulated other comprehensive loss	(4,509)	(2,044)
TOTAL SHAREHOLDERS’ EQUITY	109,290	104,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,783,462	$1,619,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Interest income
Loans	$38,852	$34,885	$35,403
Investment securities - taxable	1,978	1,072	622
Investment securities - tax exempt	3,181	3,646	4,218
Mortgage-backed and related securities	34,584	26,845	20,149
Marketable equity securities	1,032	477	519
Other interest earning assets	54	75	89
Total interest income	79,681	67,000	61,000
Interest expense
Deposits	17,221	10,108	11,437
Short-term obligations	9,892	6,499	6,668
Long-term obligations	11,309	10,999	11,547
Total interest expense	38,422	27,606	29,652
Net interest income	41,259	39,394	31,348
Provision for loan losses	1,463	925	1,209
Net interest income after provision for loan losses	39,796	38,469	30,139
Noninterest income
Deposit services	14,594	13,793	12,958
Gain on sale of securities available for sale	228	2,759	5,033
Gain on sale of loans	1,807	1,644	2,667
Trust income	1,422	1,248	1,063
Bank owned life insurance income	951	812	986
Other	2,246	1,647	1,406
Total noninterest income	21,248	21,903	24,113
Noninterest expense
Salaries and employee benefits	27,479	25,395	23,182
Net occupancy expense	4,257	4,120	3,954
Equipment expense	847	759	712
Advertising, travel and entertainment	1,967	1,852	1,775
ATM expense	648	628	634
Amortization	5	5	990
Director fees	677	646	498
Supplies	628	608	638
Professional fees	1,339	1,239	896
Postage	572	561	566
Other	4,740	4,508	4,261
Total noninterest expense	43,159	40,321	38,106
Income before federal tax expense	17,885	20,051	16,146
Provision (benefit) for federal tax expense
Current	1,569	5,118	2,208
Deferred	1,724	(1,166)	374
Total income taxes	3,293	3,952	2,582

Net Income	$14,592	$16,099	$13,564

Earnings per common share – basic	$1.27	$1.40	$1.36
Earnings per common share – diluted	$1.21	$1.32	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
						Other
						Compre-	Total
	Compre-					hensive	Share-
	hensive	Common	Paid in	Retained	Treasury	Income	holders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance at December 31, 2002		$11,947	$44,050	$29,805	$(12,714)	$7,234	$80,322
Net Income	$13,564			13,564			13,564
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(2,917)					(2,917)	(2,917)
Minimum pension liability adjustment (see Note 3)	1,766					1,766	1,766
Comprehensive income	$12,413
Common stock issued (1,792,629 shares)		2,240	12,214				14,454
Tax benefit of incentive stock options			223				223
Dividends paid on common stock				(3,196)			(3,196)
Purchase of 221,800 shares of common stock					(3,830)		(3,830)
Stock dividend		537	6,657	(7,194)			—

Balance at December 31, 2003		14,724	63,144	32,979	(16,544)	6,083	100,386
Net Income	$16,099			16,099			16,099
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(5,323)					(5,323)	(5,323)
Minimum pension liability adjustment (see Note 3)	(2,804)					(2,804)	(2,804)
Comprehensive income	$7,972
Common stock issued (184,369 shares)		230	1,372				1,602
Tax benefit of incentive stock options			489				489
Dividends paid on common stock				(4,443)			(4,443)
Purchase of 64,600 shares of common stock					(1,309)		(1,309)
Stock dividend		654	10,263	(10,917)			—

Balance at December 31, 2004		15,608	75,268	33,718	(17,853)	(2,044)	104,697
Net Income	$14,592			14,592			14,592
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(5,034)					(5,034)	(5,034)
Minimum pension liability adjustment (see Note 3)	2,569					2,569	2,569
Comprehensive income	$12,127
Common stock issued (275,667 shares)		345	1,703				2,048
Tax benefit of incentive stock options			629				629
Dividends paid on common stock				(5,214)			(5,214)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,362	(11,042)			—

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$14,592	$16,099	$13,564
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,171	2,288	2,355
Amortization of premium	8,491	10,350	13,666
Accretion of discount and loan fees	(1,120)	(730)	(254)
Provision for loan losses	1,463	925	1,209
(Increase) decrease in interest receivable	(754)	(117)	497
Increase in other assets	(8,593)	(3,711)	(1,823)
Net change in deferred tax asset	400	279	(537)
Increase (decrease) in interest payable	1,056	332	(526)
Increase (decrease) in other liabilities	7,230	(978)	(2,199)
(Increase) decrease in loans held for sale	(517)	(445)	8,462
Tax benefit of incentive stock options	629	489	223
Gain on sale of securities available for sale	(228)	(2,759)	(5,033)
Loss on retirement of premises and equipment	—	—	159
Gain on sale of premises and equipment	(66)	(49)	(7)
Impairment of other real estate owned	—	—	70
(Gain) loss on sale of other real estate owned	(12)	30	(14)
Net cash provided by operating activities	24,742	22,003	29,812

INVESTING ACTIVITIES:
Proceeds from sale of investment securities available for sale	93,351	82,722	90,212
Proceeds from sale of mortgage-backed securities available for sale	106,400	111,533	144,787
Proceeds from maturities of investment securities available for sale	70,923	61,458	75,742
Proceeds from maturities of mortgage-backed securities available for sale	125,720	138,446	252,818
Proceeds from maturities of mortgage-backed securities held to maturity	27,266	14,335	—
Purchases of investment securities available for sale	(151,280)	(131,198)	(157,839)
Purchases of mortgage-backed securities available for sale	(359,007)	(401,588)	(507,452)
Purchases of mortgage-backed securities held to maturity	(17,071)	(8,864)	(6,382)
Purchases of marketable equity securities available for sale	(2,788)	(3,149)	(1,279)
Net increase in loans	(58,697)	(36,020)	(20,704)
Purchases of premises and equipment	(5,456)	(1,994)	(3,082)
Proceeds from sale of premises and equipment	66	59	46
Proceeds from sale of repossessed assets	924	301	885
Proceeds from sale of other real estate owned	225	397	391
Net cash used in investing activities	(169,424)	(173,562)	(131,857)

(Continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,
	2005	2004	2003
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$98,547	$70,697	$80,850
Net increase (decrease) in certificates of deposit	71,280	(2,240)	(22,807)
Proceeds from FHLB advances	3,995,852	1,498,631	2,851,988
Repayment of FHLB advances	(4,004,737)	(1,413,745)	(2,791,867)
Proceeds from issuance of long-term debt	—	—	20,619
Repayment of junior subordinated debentures	—	—	(20,000)
Decrease in junior subordinated convertible debentures	—	—	(14,225)
Net (decrease) increase in federal funds purchased	(6,100)	4,975	(12,325)
Proceeds from the issuance of common stock	2,048	1,602	14,454
Purchase of common stock	(4,997)	(1,309)	(3,830)
Dividends paid	(5,214)	(4,443)	(3,196)
Net cash provided by financing activities	146,679	154,168	99,661

Net increase (decrease) in cash and cash equivalents	1,997	2,609	(2,384)
Cash and cash equivalents at beginning of year	49,832	47,223	49,607
Cash and cash equivalents at end of year	$51,829	$49,832	$47,223

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:

Interest paid	$37,365	$27,275	$30,178
Income taxes paid	$2,700	$3,400	$2,050

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$1,037	$739	$1,040
Transfer of available for sale securities to held to maturity securities	$—	$241,417	$—
Minimum pension plan liability adjustment	$(3,892)	$4,249	$(2,677)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the “Company”), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (the “Bank” or “Southside Bank”) and the nonbank subsidiary, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of the Company, Southside Delaware Financial Corporation, the Bank and the nonbank subsidiary.  The Bank offers a full range of financial services to commercial, industrial, financial and individual customers.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Cash Equivalents.  Cash equivalents, for purposes of reporting cash flow, include cash and amounts due from banks.

Basic and Diluted Earnings per Common Share.  Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 2 – Earnings Per Common Share.”

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the fair value of securities available for sale and additional minimum pension liability adjustments.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 – Comprehensive Income.”

Loans.  All loans are stated at principal outstanding net of unearned discount.  Interest income on loans is recognized using the level yield method.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Substantially all of the Company’s impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

Other Real Estate Owned.  Other Real Estate Owned (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  OREO is carried at the lower of (1) the recorded amount of the loan for which the foreclosed property previously served as collateral or (2) the fair market value of the property net of estimated selling costs.  Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses.  Any subsequent reduction in fair market value is charged to results of operations through the Allowance for Losses on OREO account. Costs of maintaining and operating foreclosed properties are expensed as incurred.  Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

Securities with limited marketability, such as stock in the Federal Home Loan Bank, are carried at cost.

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

Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan, the fair values of financial instruments, and the status of contingencies are particularly subject to change.

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

Stock Options.  The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock.  The Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS123) on January 1, 1996, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules.  Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method.  The Company elected to provide the pro forma disclosures for 2003, 2004 and 2005.

The Company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS123, the Company’s net income and net income per common share for 2005, 2004, and 2003 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Years Ended December 31,
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma
	2005	2005	2004	2004	2003	2003
FAS123 Charge	$—	$60	$—	$101	$—	$160

Net Income	$14,592	$14,532	$16,099	$15,998	$13,564	$13,404

Net Income per Common Share-Basic	$1.27	$1.27	$1.40	$1.39	$1.36	$1.35

Net Income per Common Share-Diluted	$1.21	$1.21	$1.32	$1.31	$1.16	$1.15

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

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, Accounting Changes and Error Corrections, (“FAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate FAS 154 will materially impact its financial statements upon its adoption on January 1, 2006.

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

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.  FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005.  The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

2.  EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS128), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Basic Earnings and Shares:
Net Income	$14,592	$16,099	$13,564

Weighted-average basic shares outstanding	11,471	11,496	9,962

Basic Earnings Per Share:
Net Income	$1.27	$1.40	$1.36

Diluted Earnings and Shares:
Net Income	$14,592	$16,099	$13,564
Add: Applicable dividend on convertible debentures	—	—	551
Adjusted net income	$14,592	$16,099	$14,115

Weighted-average basic shares outstanding	11,471	11,496	9,962
Add: Stock options	564	678	704
Convertible debentures	—	—	1,488

Weighted-average diluted shares outstanding	12,035	12,174	12,154

Diluted Earnings Per Share:
Net Income	$1.21	$1.32	$1.16

For the years ended December 31, 2005, 2004 and 2003, there were no antidilutive shares.

On February 23, 2006, the Board of Directors of the Company declared a 5% common stock dividend to common stock shareholders of record March 9, 2006, payable on March 23, 2006.

The unaudited pro-forma earnings per share on a basic and diluted basis are stated below:

	Years Ended December 31,
	2005	2004	2003
	(unaudited)
Basic Earnings and Shares:
Net Income	$14,592	$16,099	$13,564

Pro-forma weighted-average basic shares outstanding	12,045	12,071	10,460

Pro-forma Basic Earnings Per Share:
Net Income	$1.21	$1.33	$1.30

Diluted Earnings and Shares:
Net Income	$14,592	$16,099	$13,564
Add: Applicable dividend on convertible debentures	—	—	551
Adjusted net income	$14,592	$16,099	$14,115

Pro-forma weighted-average basic shares outstanding	12,045	12,071	10,460
Add: Stock options	592	712	739
Convertible debentures	—	—	1,562

Pro-forma weighted-average diluted shares outstanding	12,637	12,783	12,761

Pro-forma Diluted Earnings Per Share:
Net Income	$1.15	$1.26	$1.11

For the years ended December 31, 2005, 2004 and 2003, there were no antidilutive shares.

3.    COMPREHENSIVE INCOME

The components of accumulated comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“FAS 130”) are as follows (in thousands):

	Year Ended December 31, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,399)	$2,515	$(4,884)
Less: reclassification adjustment for gains realized in net income	228	(78)	150
Net unrealized losses	(7,627)	2,593	(5,034)
Minimum pension liability adjustment	3,892	(1,323)	2,569

Other comprehensive loss	$(3,735)	$1,270	$(2,465)

	Year Ended December 31, 2004
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,306)	$1,804	$(3,502)
Less: reclassification adjustment for gains realized in net income	2,759	(938)	1,821
Net unrealized losses	(8,065)	2,742	(5,323)
Minimum pension liability adjustment	(4,249)	1,445	(2,804)

Other comprehensive loss	$(12,314)	$4,187	$(8,127)

	Year Ended December 31, 2003
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$613	$(208)	$405
Less: reclassification adjustment for gains realized in net income	5,033	(1,711)	3,322
Net unrealized losses	(4,420)	1,503	(2,917)
Minimum pension liability adjustment	2,677	(911)	1,766

Other comprehensive loss	$(1,743)	$592	$(1,151)

The components of accumulated other comprehensive income (loss) as of December 31, 2005 and 2004, are reflected in the table below (in thousands):

	Years Ended December 31,
	2005	2004
Unrealized (losses) gains on AFS securities	$(3,972)	$1,062
Minimum pension liability	(537)	(3,106)

Total	$(4,509)	$(2,044)

4.  CASH AND DUE FROM BANKS

The Company is required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2005 and 2004.

5.  INVESTMENT, MORTGAGE-BACKED AND MARKETABLE EQUITY SECURITIES

The amortized cost and estimated market value of investment, mortgage-backed and marketable equity securities as of December 31, 2005 and 2004, are reflected in the tables below (in thousands):

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2005	Cost	Gains	Losses	Value

U.S. Treasury	$24,090	$37	$357	$23,770
Government Sponsored Enterprise Debentures	21,697	—	172	21,525
Mortgage-backed Securities:
U.S. Government Agencies	66,384	347	927	65,804
Government Sponsored Enterprises	524,234	1,382	6,220	519,396
Other Private Issues	7,066	210	41	7,235
State and Political Subdivisions	65,705	2,910	276	68,339
Other Stocks and Bonds	37,265	12	64	37,213
Total	$746,441	$4,898	$8,057	$743,282

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2005	Cost	Gains	Losses	Value

Mortgage-backed Securities:
U.S. Government Agencies	$35,400	$83	$225	$35,258
Government Sponsored Enterprises	193,921	32	2,325	191,628
Total	$229,321	$115	$2,550	$226,886

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2004	Cost	Gains	Losses	Value

U.S. Treasury	$3,987	$1	$—	$3,988
Government Sponsored Enterprise Debentures	40,025	—	144	39,881
Mortgage-backed Securities:
U.S. Government Agencies	77,209	875	196	77,888
Government Sponsored Enterprises	392,352	3,115	1,901	393,566
Other Private Issues	7,754	267	—	8,021
State and Political Subdivisions	80,853	3,779	460	84,172
Other Stocks and Bonds	32,313	46	46	32,313
Total	$634,493	$8,083	$2,747	$639,829

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2004	Cost	Gains	Losses	Value

Mortgage-backed Securities:
U.S. Government Agencies	$41,766	$704	$—	$42,470
Government Sponsored Enterprises	199,292	1,718	160	200,850
Total	$241,058	$2,422	$160	$243,320

The following table represents the unrealized loss on securities for the years ended December 31, 2005 and 2004 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of December 31, 2005:

Available for Sale
U.S. Treasury	$12,765	$357	$—	$—	$12,765	$357
Government Sponsored Enterprise Debentures	14,912	6	6,613	166	21,525	172
Mortgage-Backed Securities	316,450	3,413	147,945	3,775	464,395	7,188
State & Political Subdivisions	11,625	190	2,223	86	13,848	276
Other Stocks & Bonds	358	10	4,499	54	4,857	64

Total	$356,110	$3,976	$161,280	$4,081	$517,390	$8,057

Held to Maturity
Mortgage-Backed Securities	$165,133	$1,917	$40,751	$633	$205,884	$2,550

Total	$165,133	$1,917	$40,751	$633	$205,884	$2,550

As of December 31, 2004:

Available for Sale
Government Sponsored Enterprise Debentures	$39,881	$144	$—	$—	$39,881	$144
Mortgage-Backed Securities	227,448	1,704	22,374	393	249,822	2,097
State & Political Subdivisions	14,901	423	2,157	37	17,058	460
Other Stocks & Bonds	4,517	46	—	—	4,517	46

Total	$286,747	$2,317	$24,531	$430	$311,278	$2,747

Held to Maturity
Mortgage-Backed Securities	$33,174	$160	$—	$—	$33,174	$160

Total	$33,174	$160	$—	$—	$33,174	$160

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Interest income recognized on securities for the years presented:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

U.S. Treasury	$508	$129	$296
U.S. Government Agencies	723	580	150
Mortgage-backed Securities	34,584	26,845	20,149
State and Political Subdivisions	3,564	3,853	4,341
Other Stocks and Bonds	1,396	633	572

Total interest income on securities	$40,775	$32,040	$25,508

On January 1, 2004, the Company transferred mortgage-backed securities totaling $44.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions.  The unrealized loss on the securities transferred from AFS to HTM was $319,000, net of tax, at the date of transfer based on the fair value of the securities on the transfer date.  During the second quarter of 2004, the Company transferred mortgage-backed securities totaling $197.1 million from AFS to HTM.  The unrealized loss on the securities transferred from AFS to HTM was $2.6 million, net of tax, during the second quarter based on the fair value of the securities on the transfer dates.  There were no securities transferred from AFS to HTM during the third and fourth quarters of 2004.  There were no securities transferred from AFS to HTM during 2005.  The Company has a significant amount of long-term FHLB fixed rate liabilities and determined it was appropriate that a portion of the Company’s securities portfolio should be designated HTM.  There were no sales from the HTM portfolio during the years ended December 31, 2005, 2004 or 2003.  There were $229.3 million and $241.1 million of securities classified as HTM for the years ended December 31, 2005 and 2004, respectively.

Of the $0.2 million in net securities gains from the AFS portfolio in 2005, there were $1.6 million in realized gains and $1.4 million in realized losses.  Of the $2.8 million in net securities gains from the AFS portfolio in 2004, there were $3.3 million in realized gains and $0.5 million in realized losses.  Of the $5.0 million in net securities gains on sales from the AFS portfolio in 2003, there were $5.6 million in realized gains and $0.6 million in realized losses.

The amortized cost and fair value of securities at December 31, 2005, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed and marketable equity securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as, fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.  Securities with limited marketability, such as stock in the Federal Home Loan Bank, are carried at cost.  As of December 31, 2005, the only securities classified as HTM were in the mortgage-backed securities category.

	Amortized
	Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment Securities
Due in one year or less	$22,805	$22,792
Due after one year through five years	15,839	15,584
Due after five years through ten years	33,390	33,119
Due after ten years	47,116	49,745
	119,150	121,240
Mortgage-backed securities	597,684	592,435
Marketable equity securities	29,607	29,607
Total	$746,441	$743,282

	Amortized	Aggregate
	Cost	Fair Value
	(in thousands)
Held to maturity securities:

Mortgage-backed securities	$229,321	$226,886
Total	$229,321	$226,886

Investment securities with book values of $528.9 million and $515.4 million were pledged as of December 31, 2005 and 2004, respectively, to collateralize FHLB advances, public and trust deposits or for other purposes as required by law.

6.  LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2005	2004
	(in thousands)
Real Estate Loans:
Construction	$35,765	$32,877
1-4 family residential	199,812	168,784
Other	162,147	153,998
Commercial loans	91,456	80,808
Municipal loans	109,003	103,963
Loans to individuals	82,181	83,589
Total loans	680,364	624,019
Less: Allowance for loan losses	7,090	6,942
Net loans	$673,274	$617,077

The following is a summary of the Allowance for Loan Losses for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

Balance at beginning of year	$6,942	$6,414	$6,195
Provision for loan losses	1,463	925	1,209
Loans charged off	(2,996)	(1,043)	(1,476)
Recoveries of loans charged off	1,681	646	486
Balance at end of year	$7,090	$6,942	$6,414

Nonaccrual loans at December 31, 2005 and 2004 were $1.7 million and $2.2 million, respectively.  Loans with terms modified in troubled debt restructuring at December 31, 2005 and 2004 were $226,000 and $193,000, respectively.

For the years ended December 31, 2005 and 2004, the average recorded investment in impaired loans was approximately $1,773,000 and $1,492,000, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $80,000, $125,000 and $104,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $177,000, $186,000 and $155,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a summary of the Company’s recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with FAS114:

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)

Real Estate Loans	$970	$58	$912
Commercial Loans	380	145	235
Loans to Individuals	381	141	240

Balance at December 31, 2005	$1,731	$344	$1,387

		Valuation	Carrying
	Total	Allowance	Value
	(in thousands)

Real Estate Loans	$753	$42	$711
Commercial Loans	1,063	170	893
Loans to Individuals	432	198	234

Balance at December 31, 2004	$2,248	$410	$1,838

The balances of impaired loans included above with no valuation allowances were $3,000 and $58,000 at December 31, 2005 and 2004, respectively.

7.  BANK PREMISES AND EQUIPMENT

	December 31,	December 31,
	2005	2004
	(in thousands)

Bank premises	$39,887	$35,935
Furniture and equipment	15,165	13,883
	55,052	49,818
Less: accumulated depreciation	21,442	19,493
Total	$33,610	$30,325

Depreciation expense was $2.2 million, $2.3 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

8.  OTHER REAL ESTATE OWNED

For the years ended December 31, 2005, 2004 and 2003, the Company did not have an allowance for losses on OREO.

For the years ended December 31, 2005 and 2004, the total of OREO was $145,000 and $214,000, respectively. OREO is reflected in other assets in the Company’s consolidated balance sheets.

For the years ended December 31, 2005, 2004 and 2003, OREO properties expense exceeded income by $24,000, $68,000 and $94,000, respectively.

9.  INTEREST BEARING DEPOSITS

	December 31,	December 31,
	2005	2004
	(in thousands)

Savings deposits	$48,835	$49,745
Money market demand deposits	75,741	87,391
Platinum money market deposits	94,417	71,027
NOW demand deposits	190,092	149,018
Certificates and other time deposits of $100,000 or more	176,506	144,620
Certificates and other time deposits under $100,000	214,681	175,287

Total	$800,272	$677,088

For the years ended December 31, 2005, 2004 and 2003, interest expense on time deposits of $100,000 or more was $5.0 million, $2.9 million and $3.2 million, respectively.

At December 31, 2005, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2006	$291,299
2007	47,820
2008	13,731
2009	25,440
2010 and thereafter	12,897
$391,187

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.4 million for both December 31, 2005 and 2004.

10.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2005	2004
	(in thousands)

Federal funds purchased
Balance at end of period	$2,400	$8,500
Average amount outstanding during the period (1)	6,485	2,042
Maximum amount outstanding during the period (3)	9,875	8,500
Weighted average interest rate during the period (2)	3.6%	1.8%
Interest rate at end of period	4.3%	2.5%

FHLB advances
Balance at end of period	$312,271	$198,901
Average amount outstanding during the period (1)	274,689	178,581
Maximum amount outstanding during the period (3)	337,808	198,901
Weighted average interest rate during the period (2)	3.5%	3.6%
Interest rate at end of period	3.7%	3.3%

Other obligations
Balance at end of period	$2,174	$2,500
Average amount outstanding during the period (1)	1,109	1,156
Maximum amount outstanding during the period (3)	2,500	2,500
Weighted average interest rate during the period (2)	3.0%	1.2%
Interest rate at end of period	4.0%	1.9%

(1)            The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)            The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)            The maximum amount outstanding at any month-end during the period.

The Company has three lines of credit for the purchase of federal funds.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and Texas Independent Bank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public funds deposits.

11.  LONG TERM OBLIGATIONS

	Years Ended December 31,
	2005	2004
	(in thousands)

FHLB advances
Balance at end of period	$208,413	$330,668
Weighted average interest rate during the period (1)	3.6%	3.4%
Interest rate at end of period	3.8%	3.5%

Long-term debt
Balance at end of period	$20,619	$20,619
Weighted average interest rate during the period (1)	6.2%	4.4%
Interest rate at end of period	7.5%	5.5%

(1)            The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2005 are as follows (in thousands):

	Under	Due	Due	Over
	1 Year	1-5 Years	6-10 Years	10 Years	Total
FHLB advances	$384	$197,274	$10,755	$—	$208,413
Long-term debt	—	—	—	20,619	20,619
Total long-term obligations	$384	$197,274	$10,755	$20,619	$229,032

FHLB advances represent borrowings with fixed interest rates ranging from 2.2% to 7.6% and with maturities of one to ten years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

The long-term debt reflected in the table above has a stated maturity date of September 4, 2033 with an option to prepay the debt at par beginning September 30, 2008.

On October 6, 2003, Southside Capital Trust, a subsidiary of Southside Bancshares, Inc., redeemed all of its 8.50% Cumulative Trust Preferred Securities and 8.50% Trust Common Securities which totaled $20,618,560, issued May 18, 1998.  The Company funded the redemption through the issuance of $20,000,000 of trust preferred securities and $619,000 of trust common securities that adjust quarterly at a rate equal to the three month LIBOR plus 294 basis points.  During 2005, the average interest rate on the adjustable rate trust preferred securities averaged 6.2%, providing an interest savings when compared to the 8.5% fixed rate trust preferred issue redeemed during 2003.

12.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $3.9 million over a maximum period of fifteen years after retirement or death.  Deferred compensation expense was $112,000, $112,000 and $117,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  For the years ended December 31, 2005 and 2004, the deferred compensation plan liability totaled $2.3 million and $2.2 million, respectively.

The Company provides accident and health insurance for substantially all employees through an insurance program funded by the Company.  Health insurance benefits are offered to retired employees who pay a premium based on cost as determined by a third party administrator.  Substantially all of the Company’s employees may become eligible for those benefits if they reach normal retirement age after fifteen years of employment with the Company.  The cost of health care benefits was $2,469,000, $3,381,000 and $2,278,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  There were sixteen retirees participating in the health insurance plan as of December 31, 2005 and 2004, respectively.

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the Board of Directors.  There were no contributions to the ESOP for the years ended December 31, 2005, 2004 and 2003.  At December 31, 2005 and 2004, 243,743 and 243,480 shares of common stock were owned by the ESOP, respectively.  The number of shares have been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

The Company has an officers long-term disability income policy which covers officers of the Company and Southside Bank in the event they become disabled as defined under its terms.  Individuals are automatically covered under the policy if they (a) have been elected as an officer, (b) have been an employee of the Company and Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis.  The policy provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary.  The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of other Company sponsored benefit plans.

The Bank entered into split dollar agreements with eight of its executive officers.  The agreements provide the Bank will be the beneficiary of bank owned life insurance policies insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2005, the death benefits total $4.6 million.  The agreements also state that before and after the executives retirement dates, the Bank shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $121,000 and $145,000 for the years ended December 31, 2005 and 2004, respectively.

The Company and the Bank have a defined benefit pension plan (“the Plan”) pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions.  All eligible employees of the Company and the Bank, those who were employed at December 31, 2005, who have worked 1,000 hours or more during any plan year are eligible to participate.  Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age.  Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement.  Eligible participants may retire at reduced benefit levels after reaching age 55.  The Company contributes amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

Plan assets, which consist primarily of marketable equity securities, debt instruments and cash, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilized a cash flow matching analysis to determine a range of appropriate discount rates for the Company’s defined benefit pension plan and restoration plans.  In developing the cashflow matching analysis, a portfolio of high quality noncallable bonds (rated AA- or better) was constructed to match as close as possible the timing of future benefit payments of the plans at December 31, 2005.  Based on this cash flow matching analysis, the Company was able to determine an appropriate discount rate to use.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  The Company considered broad equity and bond indices, long-term return projections, as well as actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2005, the weighted-average actuarial assumption of the Company’s plan were:  discount rate 5.625%; long-term rate of return on plan assets 8.50%; and assumed salary increases 4.50%.

Plan assets included 137,276 shares and 177,276 shares of Company stock at December 31, 2005 and 2004, respectively.  The Company stock included in plan assets was purchased at fair market value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2005 the Company’s underfunded status decreased $178,000 to an underfunded status of $9.4 million at December 31, 2005.

On November 3, 2005, the Board of Directors of the Company approved amendments to the Plan which affected future participation in the plan and reduced the accrual of future benefits.

The amendments to the Plan approved include the following:

•                  Entrance into the Plan by new employees was frozen effective December 31, 2005;

•                  Benefit accruals for current participants were reduced in future periods.  The reduction was effective January 1, 2006 for all individuals who became Plan participants prior to January 1, 2005 and effective January 31, 2006 for all employees hired in 2005 and eligible to participate in the Plan.  The current benefit accrual of 2% for the first 20 years of service, 1% for the next 15 years and a formula for the benefit accruals for each service year over 35 years has been changed to reduce future benefit accruals for current participants.  The future benefit accrual for current participants will be amended to 90% of 1% for the first 35 years of service and the formula for benefit accruals for each year of service over 35 years will be reduced by 10%.

The Company has a nonfunded supplemental retirement plan (the “Restoration Plan”) for its employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

The Company uses a measurement date of December 31, for its plans.

	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
	(in thousands)
Change in Projected Benefit Obligation
Benefit Obligation at end of prior year	$35,174	$27,347	$2,615	$1,587
Service cost	2,011	1,640	102	65
Interest cost	2,024	1,837	184	143
Actuarial loss	1,441	5,426	696	894
Benefits paid	(1,083)	(981)	(79)	(74)
Expenses paid	(57)	(95)	—	—
Benefit obligation at end of year	$39,510	$35,174	$3,518	$2,615

	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
	(in thousands)
Change in Plan Assets
Fair value of plan assets at end of prior year	$25,571	$21,342	$—	$—
Actual return	498	2,058	—	—
Employer contributions	5,156	3,247	79	74
Benefits paid	(1,083)	(981)	(79)	(74)
Expenses paid	(57)	(95)	—	—
Fair value of plan assets at end of year	$30,085	$25,571	$—	$—

	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004
	(in thousands)
Reconciliation of Funded Status
Funded status	$(9,425)	$(9,603)	$(3,518)	$(2,615)
Unrecognized net loss	15,859	13,434	2,174	1,680
Unrecognized prior service costs	10	10	(8)	(8)
Unrecognized net transition obligation	—	—	5	8
Prepaid benefit cost (accrued benefit liability)	6,444	3,841	(1,347)	(935)
Additional minimum liability	—	(4,024)	(813)	(692)
Prepaid benefit cost (accrued benefit liability)	6,444	(183)	(2,160)	(1,627)
Intangible asset	—	10	—	—
Accumulated other comprehensive income adjustment	—	4,014	813	692
Net amount recognized	$6,444	$3,841	$(1,347)	$(935)

Accumulated benefit obligation	$29,666	$25,754	$(2,160)	$1,627

At December 31, 2005 and 2004, the assumptions used to determine the benefit obligation were as follows:

	Defined Benefit
	Pension Plan		Restoration Plan
	2005	2004	2005	2004

Discount rate	5.625%	5.75%	5.625%	5.75%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003 included the following components:

	2005	2004	2003
		(in thousands)
Defined Benefit Pension Plan
Service cost	$2,011	$1,640	$1,394
Interest cost	2,024	1,837	1,607
Expected return on assets	(2,125)	(1,928)	(1,341)
Transition asset recognition	—	—	(46)
Net loss amortization	643	423	407
Prior service cost amortization	1	1	1
Net periodic benefit cost	$2,554	$1,973	$2,022

Restoration Plan

Service cost	$102	$65	$45
Interest cost	184	143	96
Transition obligation recognition	3	3	3
Net loss recognition	202	155	93
Prior service cost amortization	(1)	(1)	(1)
Net periodic benefit cost	$490	$365	$236

For the years ended December 31, 2005, 2004, and 2003, the assumptions used to determine net periodic pension cost and postretirement benefit costs were as follows:

	2005	2004	2003
Defined Benefit Pension Plan
Discount rate	5.75%	6.50%	6.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	5.75%	6.50%	6.75%
Compensation increase rate	4.50%	4.50%	4.50%

The asset allocation for the defined benefit pension plan by asset category, is as follows:

	Percentage of Plan Assets
Asset Category	at December 31,
	2005	2004
Equity securities	55.4%	63.2%
Debt securities	28.2%	32.5%
Other	16.4%	4.3%

Total	100.0%	100.0%

The Company’s attempts to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash.  In late December 2005, the Company made a contribution of $2,000,000 in cash into the Plan assets.  This caused the asset category percentages to fall outside the target asset allocations the Company attempts to stay within as of December 31, 2005.  During 2004, the Company’s Plan assets met the target asset allocation.

As of December 31, 2005, expected future benefit payments related to the Company’s defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit
	Pension Plan	Restoration Plan
2006	$1,235	$86
2007	1,312	89
2008	1,374	94
2009	1,469	103
2010	1,619	114
2011 through 2015	11,067	1,168
	$18,076	$1,654

The Company expects to contribute $1.5 million to its defined benefit pension plan and $86,000 to its postretirement benefit plan in 2006.

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees of the Company, who have completed one year of service and are age twenty-one or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2005, 2004 and 2003, expense attributable to the 401(k) Plan amounted to $62,000, $56,000 and $52,000, respectively.

Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the ISO Plan”), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.  The Company applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and discloses the pro forma information required by FAS123 and FAS148.

Under the ISO Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the ISO Plan expired, awards were granted to selected employees and directors of the Company or its subsidiaries.  No stock options have been available for grant under the ISO Plan since its expiration in March 2003.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant.  There were 31,849 options granted in 2003.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date.  In accordance with APB 25, the Company has not recognized any compensation cost for these stock options.

The Company expects to adopt the provisions of FAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006.  Among other things, FAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant.  FAS 123R is effective for the Company on January 1, 2006.

A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003, and the changes during the years ended on those dates is presented below:

	2005		2004		2003
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the year	924,290	$5.93	1,085,793	$5.83	1,215,415	$5.43
Granted	—	—	—	—	31,849	$13.90
Exercised	(231,462)	$4.94	(158,822)	$5.20	(149,387)	$4.32
Forfeited	(1,488)	$7.69	(2,681)	$5.79	(12,084)	$5.90
Expired	—	—	—	—	—	—
Outstanding at end of year	691,340	$6.26	924,290	$5.93	1,085,793	$5.83
Exercisable at end of year	672,580	$6.05	833,216	$5.70	879,057	$5.52
Weighted-average FV of options granted during the year	N/A		N/A		$4.91

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003:  dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Weighted Avg.
	Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 4.61 to $ 5.79	398,157	3.4	$5.66	398,157	$5.66
$ 6.27 to $ 13.90	293,183	3.6	$7.08	274,423	$6.61
$ 4.61 to $ 13.90	691,340	3.5	$6.26	672,580	$6.05

13.  SHAREHOLDERS’ EQUITY

Cash dividends declared and paid were $0.46, $0.42 and $0.36 per share for the years ended December 31, 2005, 2004 and 2003, respectively.  Future dividends will depend on the Company’s earnings, financial condition and other factors which the Board of Directors of the Company considers to be relevant.  The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  At December 31, 2005, the Company and the Bank exceeded all regulatory minimum capital requirements.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of December 31, 2005:

Total Capital (to Risk Weighted Assets)
Consolidated	$140,158	18.04%	$62,158	8.00%	N/A	N/A
Bank Only	$136,396	17.57%	$62,107	8.00%	$77,634	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$133,068	17.13%	$31,079	4.00%	N/A	N/A
Bank Only	$129,306	16.66%	$31,054	4.00%	$46,580	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$133,068	7.62%	$69,852	4.00%	N/A	N/A
Bank Only	$129,306	7.41%	$69,824	4.00%	$87,281	5.00%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets)
Consolidated	$130,293	18.60%	$56,043	8.00%	N/A	N/A
Bank Only	$122,507	17.50%	$55,993	8.00%	$69,991	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$123,351	17.61%	$28,021	4.00%	N/A	N/A
Bank Only	$115,565	16.51%	$27,996	4.00%	$41,994	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$123,351	7.93%	$62,221	4.00%	N/A	N/A
Bank Only	$115,565	7.43%	$62,195	4.00%	$77,744	5.00%

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

14.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

The Company has a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to the Company’s subsidiaries.  For the year ended December 31, 2005, 45,387 shares were sold under this plan at an average price of $19.96 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2004, 38,165 shares were sold under this plan at an average price of $20.34 per share, reflective of other trades at the time of each sale.

The Company instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, the Board of Directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  The Board reviews this plan in conjunction with the capital needs of the Company and Southside Bank and may, at its discretion, modify or discontinue the plan.  During 2005, 233,550 shares of common stock were purchased under this plan at a cost of $5.0 million.  During 2004, 64,600 shares of common stock were purchased under this plan at a cost of $1.3 million.

15.  INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current tax provision	$1,569	$5,118	$2,208
Deferred tax (benefit) expense	1,724	(1,166)	374
Provision for tax expense charged to operations	$3,293	$3,952	$2,582

The components of the net deferred tax asset (liability) as of December 31, 2005 and 2004 are summarized below (in thousands):

	Assets	Liabilities
Writedowns on OREO	$60	$
Allowance for loan losses	2,411
Retirement and other benefit plans		(772)
Unrealized losses on securities available for sale	2,046
Premises and equipment		(435)
FHLB stock dividends		(2,195)
Alternative minimum tax credit	1,682
Minimum pension liability	276
Other	153
Gross deferred tax assets (liabilities)	6,628	(3,402)

Net deferred tax asset at December 31, 2005	$3,226

	Assets	Liabilities
Writedowns on OREO	$60	$
Allowance for loan losses	2,361
Retirement and other benefit plans		(65)
Unrealized gains on securities available for sale		(547)
Premises and equipment		(539)
FHLB stock dividends		(1,864)
Alternative minimum tax credit	1,192
Minimum pension liability	1,600
Other	159
Gross deferred tax assets (liabilities)	5,372	(3,015)

Net deferred tax asset at December 31, 2004	$2,357

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2005		2004		2003
		Percent		Percent		Percent
		of		of		of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

Statutory Tax Expense	$6,081	34.0%	$6,817	34.0%	$5,490	34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest	(2,808)	(15.7)%	(2,855)	(14.2)%	(2,876)	(17.8)%

Other Net	20	0.1%	(10)	(0.1)%	(32)	(0.2)%

Provision for Tax Expense Charged to Operations	$3,293	18.4%	$3,952	19.7%	$2,582	16.0%

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

The Company had outstanding unused commitments to extend credit of $88.0 million and $81.0  million at December 31, 2005 and 2004, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2005 and 2004 were $11.1 million and $9.1 million, respectively and are reflected in the due after one year category.  The Company had outstanding standby letters of credit of $3.6 million and $2.5 million at December 31, 2005 and 2004, respectively.  The scheduled maturities of unused commitments as of December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004

Unused commitments:
Due in one year or less	$54,649	$53,384
Due after one year	33,304	27,579
Total	$87,953	$80,963

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

Lease Commitments. The Company leases certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $643,000, $534,000 and $473,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Rent expense for leased equipment was $178,000, $175,000 and $165,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Future minimum rental commitments due under non-cancelable operating leases at December 31, 2005 were as follows (in thousands):

2006	$717
2007	494
2008	348
2009	176
2010	86
Thereafter	6
$1,827

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business the Company buys and sells securities.  At December 31, 2005, the Company had recorded in its balance sheet unsettled trades to purchase $7.5 million in securities.  There were no unsettled trades to purchase securities at December 31, 2004.

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

17.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The economy of the Company’s market area, East Texas, is directly tied to the oil and gas industry.  Oil prices have had an indirect effect on the Company’s business.  Although the Company has a diversified loan portfolio, a significant portion of its loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 50.2% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.

The mortgage-backed securities held by the Company consist almost exclusively of government pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs FNMA or Freddie Mac.  GSEs are not backed by the full faith and credit of the United States government.

18.  RELATED PARTY TRANSACTIONS

Loan activity of executive officers of the registrant and directors of the registrant and Southside Bank and their affiliates for the years ended December 31, 2005 and 2004 were (in thousands):

	2005	2004

Beginning Balance of Loans	$4,265	$4,262
Additional Loans	1,659	2,364
Payments	(2,143)	(2,239)
Other	(34)	(122)
Ending Balance of Loans	$3,747	$4,265

The Company incurred legal costs of $163,000, $206,000 and $232,000 during the years ended December 31, 2005, 2004 and 2003, respectively, from a law firm of which a director of the Company is a partner.  The Company paid approximately $153,000, $154,000 and $125,000 in insurance premiums during the years ended December 31, 2005, 2004 and 2003, respectively, to a company of which a director has a related interest.

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

Loans receivable - For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets’ fair value.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.

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

The following table presents the Company’s assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2005		At December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$51,829	$51,829	$49,832	$49,832
Investment securities:
Available for sale	121,240	121,240	133,535	133,535
Mortgage-backed and related securities:
Available for sale	592,435	592,435	479,475	479,475
Held to maturity	229,321	226,886	241,058	243,320
Marketable equity securities:
Available for sale	29,607	29,607	26,819	26,819
Loans, net of allowance	673,274	679,645	617,077	629,395
Loans held for sale	4,281	4,281	3,764	3,764

Financial liabilities:
Retail deposits	$1,110,813	$1,107,872	$940,986	$939,669
Federal funds purchased	2,400	2,400	8,500	8,500
FHLB advances	520,684	513,850	529,569	526,133
Long-term debt	20,619	20,619	20,619	20,619

Off-balance sheet liabilities:
Commitments to extend credit	—	—	—	—
Credit card arrangements	—	—	—	—
Standby letters of credit	—	—	—	—

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

20.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows

(in thousands, except share amounts):

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$656	$6,752
Investment in bank subsidiary at equity in underlying net assets	125,460	116,789
Investment in nonbank subsidiary at equity in underlying net assets	634	634
Other assets	3,174	1,166

TOTAL ASSETS	$129,924	$125,341

LIABILITIES

Long-term debt	$20,619	$20,619
Other liabilities	15	25

TOTAL LIABILITIES	20,634	20,644

SHAREHOLDERS’ EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:
13,306,241 and 12,486,717 shares issued)	16,633	15,608
Paid-in capital	87,962	75,268
Retained earnings	32,054	33,718
Treasury stock (1,718,737 and 1,485,187 shares, at cost)	(22,850)	(17,853)
Accumulated other comprehensive loss	(4,509)	(2,044)

TOTAL SHAREHOLDERS’ EQUITY	109,290	104,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,924	$125,341

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)

INCOME
Dividends from subsidiary	$5,400	$9,000	$6,000
Interest Income	39	28	—
TOTAL INCOME	5,439	9,028	6,000

EXPENSE

Interest expense	1,305	923	2,407
Amortization	5	5	990
Other	721	703	591
TOTAL EXPENSE	2,031	1,631	3,988

Income before federal income tax expense	3,408	7,397	2,012
Benefit for federal income tax expense	677	545	1,356
Income before equity in undistributed earnings of subsidiaries	4,085	7,942	3,368
Equity in undistributed earnings of subsidiaries	10,507	8,157	10,196
NET INCOME	$14,592	$16,099	$13,564

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$14,592	$16,099	$13,564
Adjustments to reconcile net income to cash provided by operations:
Equity in undistributed earnings of subsidiaries	(10,507)	(8,157)	(10,196)
(Increase) decrease in other assets	(2,008)	(258)	1,362
(Decrease) increase in other liabilities	(10)	(10)	13
Net cash provided by operating activities	2,067	7,674	4,743

INVESTING ACTIVITIES:
Investments in subsidiaries	—	—	(619)
Net cash used in investing activities	—	—	(619)

FINANCING ACTIVITIES:
Purchase of common stock	(4,997)	(1,309)	(3,830)
Proceeds from issuance of common stock	2,048	1,602	14,454
Dividends paid	(5,214)	(4,443)	(3,196)
Proceeds from issuance of long-term debt	—	—	20,619
Repayment of junior subordinated debentures	—	—	(20,000)
Decrease in junior subordinated convertible debentures	—	—	(14,225)
Net cash used in financing activities	(8,163)	(4,150)	(6,178)

Net (decrease) increase in cash and cash equivalents	(6,096)	3,524	(2,054)
Cash and cash equivalents at beginning of year	6,752	3,228	5,282

Cash and cash equivalents at end of year	$656	$6,752	$3,228

21.QUARTERLY FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share data)

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$21,079	$20,438	$19,288	$18,876
Interest expense	10,798	10,050	9,077	8,497
Net interest income	10,281	10,388	10,211	10,379
Provision for loan losses	516	485	227	235
Noninterest income	5,504	5,374	5,613	4,757
Noninterest expense	11,003	10,523	11,078	10,555
Income before provision for income taxes	4,266	4,754	4,519	4,346
Provision for income taxes	779	921	822	771
Net income	3,487	3,833	3,697	3,575

Earnings per share
Basic:	$0.30	$0.34	$0.32	$0.31
Diluted:	$0.29	$0.32	$0.30	$0.30

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$17,785	$17,163	$16,107	$15,945
Interest expense	7,500	7,015	6,667	6,424
Net interest income	10,285	10,148	9,440	9,521
Provision for loan losses	400	—	300	225
Noninterest income	5,023	5,162	5,246	6,472
Noninterest expense	10,390	9,995	9,869	10,067
Income before provision for income taxes	4,518	5,315	4,517	5,701
Provision for income taxes	818	1,082	846	1,206
Net income	3,700	4,233	3,671	4,495

Earnings per share
Basic:	$0.32	$0.37	$0.32	$0.39
Diluted:	$0.30	$0.35	$0.30	$0.37

INDEX TO EXHIBITS

Exhibit No
	3 (a)(i)	-

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

**	10 (g)	-	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

**	10 (h)	-	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley, (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (i)	-	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

**	10 (j)	-	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).
**	10 (k)	-	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

*	21	-	Subsidiaries of the Registrant.

*	23	-	Consent of Independent Registered Public Accounting Firm.

*	31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Compensation plan, benefit plan or employment contract or arrangement.