Form 10-Q
period 2006-03-31
SOUTHSIDE BANCSHARES INC
filed 2006-05-04
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

The number of shares outstanding of each of the issuer’s common stock, par value $1.25, as of April 24, 2006 was 12,223,998 shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
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

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$51,999	$51,279
Interest earning deposits	550	550
Total cash and cash equivalents	52,549	51,829
Investment securities:
Available for sale, at estimated fair value	95,495	121,240
Mortgage-backed and related securities:
Available for sale, at estimated fair value	627,655	592,435
Held to maturity, at cost	221,943	229,321
Federal Home Loan Bank stock, at cost	29,045	28,729
Other investments, at cost	879	878
Loans held for sale	4,133	4,281
Loans:
Loans	706,350	680,364
Less: allowance for loan losses	(7,193)	(7,090)
Net Loans	699,157	673,274
Premises and equipment, net	33,614	33,610
Interest receivable	9,165	9,304
Deferred tax asset	5,970	3,226
Other assets	40,239	35,335
TOTAL ASSETS	$1,819,844	$1,783,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$317,074	$310,541
Interest bearing	870,984	800,272
Total Deposits	1,188,058	1,110,813
Short-term obligations:
Federal funds purchased	13,775	2,400
FHLB Dallas advances	297,481	312,271
Other obligations	152	2,174
Total Short-term obligations	311,408	316,845
Long-term obligations:
FHLB Dallas advances	181,698	208,413
Long-term debt	20,619	20,619
Total Long-term obligations	202,317	229,032
Other liabilities	11,525	17,482
TOTAL LIABILITIES	1,713,308	1,674,172

Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,942,735 and 13,306,241 shares issued)	17,428	16,633
Paid-in capital	99,322	87,962
Retained earnings	22,297	32,054
Treasury stock (1,718,737 shares at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(9,661)	(4,509)
TOTAL SHAREHOLDERS’ EQUITY	106,536	109,290
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,819,844	$1,783,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Interest income
Loans	$10,628	$8,989
Investment securities – taxable	743	508
Investment securities – tax exempt	599	913
Mortgage-backed and related securities	10,237	8,241
Federal Home Loan Bank stock and other investments	344	216
Other interest earning assets	18	9
Total interest income	22,569	18,876
Interest expense
Deposits	6,254	3,413
Short-term obligations	3,550	1,940
Long-term obligations	2,196	3,144
Total interest expense	12,000	8,497
Net interest income	10,569	10,379
Provision for loan losses	281	235
Net interest income after provision for loan losses	10,288	10,144
Noninterest income
Deposit services	3,469	3,387
Gain (loss) on sale of securities available for sale	123	(216)
Gain on sale of loans	373	370
Trust income	404	329
Bank owned life insurance income	244	189
Other	485	698
Total noninterest income	5,098	4,757
Noninterest expense
Salaries and employee benefits	7,420	6,858
Net occupancy expense	1,173	1,041
Equipment expense	203	207
Advertising, travel and entertainment	452	546
ATM expense	170	140
Director fees	145	159
Supplies	184	146
Professional fees	315	250
Postage	150	135
Other	1,222	1,073
Total noninterest expense	11,434	10,555

Income before federal income tax expense	3,952	4,346
Provision for federal income tax expense	724	771
Net Income	$3,228	$3,575

Earnings per common share - basic	$0.26	$0.29
Earnings per common share - diluted	0.25	0.28
Dividends declared per common share	0.11	0.11

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

						Accumulated
						Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Stock	Loss	Equity

Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$3,575			3,575			3,575
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(4,575)					(4,575)	(4,575)
Comprehensive loss	$(1,000)
Common stock issued (76,637 shares)		96	421				517
Tax benefit of incentive stock options			182				182
Dividends paid on common stock				(1,194)			(1,194)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,358	(11,038)			—

Balance at March 31, 2005		$16,384	$86,229	$25,061	$(22,850)	$(6,619)	$98,205

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$3,228			3,228			3,228
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(5,152)					(5,152)	(5,152)
Comprehensive loss	$(1,924)
Common stock issued (53,740 shares)		67	360				427
Stock compensation expense			7				7
Tax benefit of incentive stock options			15				15
Dividends paid on common stock				(1,279)			(1,279)
Stock dividend		728	10,978	(11,706)			—

Balance at March 31, 2006		$17,428	$99,322	$22,297	$(22,850)	$(9,661)	$106,536

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$3,228	$3,575
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	558	516
Amortization of premium	1,536	2,150
Accretion of discount and loan fees	(483)	(316)
Provision for loan losses	281	235
Stock compensation expense	7	—
Decrease in interest receivable	139	135
Increase in other assets	(4,819)	(16,623)
Net change in deferred taxes	(89)	26
Increase in interest payable	162	254
(Decrease) increase in other liabilities	(8,141)	15,886
Decrease (increase) in loans held for sale	148	(869)
(Gain) loss on sale of available for sale securities	(123)	216
Gain on sale of assets	(1)	(22)
Net cash (used in) provided by operating activities	(7,597)	5,163
INVESTING ACTIVITIES:
Net increase in federal funds sold	—	(3,300)
Proceeds from sales of investment securities available for sale	34,433	16,397
Proceeds from sales of mortgage-backed securities available for sale	30,651	25,754
Proceeds from maturities of investment securities available for sale	5,922	52,774
Proceeds from maturities of mortgage-backed securities available for sale	25,506	30,481
Proceeds from maturities of mortgage-backed securities held to maturity	7,078	5,914
Purchases of investment securities available for sale	(15,966)	(65,653)
Purchases of mortgage-backed securities available for sale	(98,458)	(81,868)
Purchases of mortgage-backed securities held to maturity	—	(5,096)
Purchases of Federal Home Loan Bank stock and other investments	(317)	(647)
Net increase in loans	(26,308)	(13,607)
Purchases of premises and equipment	(562)	(543)
Proceeds from sale of premises and equipment	1	22
Proceeds from sale of other real estate owned	—	153
Proceeds from sale of repossessed assets	59	119
Net cash used in investing activities	(37,961)	(39,100)

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended
	March 31,
	2006	2005
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$21,690	$7,774
Net increase in certificates of deposit	55,555	22,677
Net increase (decrease) in federal funds purchased	11,375	(8,500)
Proceeds from FHLB advances	1,448,600	789,016
Repayment of FHLB advances	(1,490,105)	(778,307)
Tax benefit of incentive stock options	15	182
Proceeds from the issuance of common stock	427	517
Purchase of common stock	—	(4,997)
Dividends paid	(1,279)	(1,194)
Net cash provided by financing activities	46,278	27,168

Net increase (decrease) in cash and cash equivalents	720	(6,769)
Cash and cash equivalents at beginning of period	51,829	49,832
Cash and cash equivalents at end of period	$52,549	$43,063

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$11,838	$8,243
Income taxes paid	500	500
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$144	$502
Payment of 5% stock dividend	11,706	11,038

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

The consolidated balance sheet as of March 31, 2006, and the related consolidated statements of income, shareholders’ equity, cash flow and notes to the financial statements for the three month period ended March 31, 2006 and 2005 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s latest annual report on Form 10-K. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends. For a description of the Company’s significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005.

2. Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Basic Earnings and Shares:
Net income	$3,228	$3,575

Weighted-average basic shares outstanding	12,196	12,040

Basic Earnings Per Share:
Net income	$0.26	$0.29

Diluted Earnings and Shares:
Net income	$3,228	$3,575

Weighted-average basic shares outstanding	12,196	12,040
Add: Stock options	482	675
Weighted-average diluted shares outstanding	12,678	12,715

Diluted Earnings Per Share:
Net income	$0.25	$0.28

For the quarters ended March 31, 2006 and 2005, there were no antidilutive shares.

3. Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31, 2006
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,683)	$2,612	$(5,071)
Less: reclassification adjustment for gains included in net income	123	(42)	81
Net unrealized losses on securities	(7,806)	2,654	(5,152)

Other comprehensive loss	$(7,806)	$2,654	$(5,152)

	Three Months Ended March 31, 2005
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,148)	$2,430	$(4,718)
Less: reclassification adjustment for losses included in net income	(216)	73	(143)
Net unrealized losses on securities	(6,932)	2,357	(4,575)

Other comprehensive loss	$(6,932)	$2,357	$(4,575)

4. Allowance for Probable Loan Losses

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$7,090	$6,942
Provision for loan losses	281	235
Loans charged off	(703)	(642)
Recoveries of loans charged off	525	349
Balance at end of period	$7,193	$6,884

5. Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit Pension Plan		Restoration Plan
	2006	2005	2006	2005

Service cost	$322	$487	$18	$19
Interest cost	547	496	49	37
Expected return on assets	(581)	(531)	N/A	N/A
Transition (asset) obligation recognition	—	—	1	1
Net loss recognition	189	152	50	40
Prior service cost amortization	—	—	—	—
Net periodic benefit cost	$477	$604	$118	$97

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $1.5 million to its defined benefit pension plan and $86,000 to its post retirement benefit plan in 2006. As of March 31, 2006, no contributions have been made to the defined benefit pension plan, and $20,000 of contributions were made to the post retirement benefit plan.

6. Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the ISO Plan”), a stock-based incentive compensation plan. The ISO Plan expired March 31, 2003. Prior to January 1, 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and discloses the pro forma information required by FAS 123 and FAS 148. There was no compensation expense recognized for the stock options.

As of January 1, 2006, the Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. The compensation cost that has been charged against income for the ISO Plan was $7,000 for the three months ended March 31, 2006. In addition, prior to the adoption of FAS 123R, the financial statements for the three months ended March 31, 2005 have not been restated and do not reflect the recognition of the compensation cost related to the stock options.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 is as follows:

	# Shares of Underlying Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	19,697	$4.91
Granted	—	—
Vested	(6,559)	$4.91
Forfeited	—	—
Nonvested at end of period	13,138	$4.91

As of March 31, 2006, there was $54,000 of total unrecognized compensation cost related to the nonvested ISO Plan for stock granted in the March 2003 grant. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003:  dividend yield of 1.93%; risk-free interest rate of 4.93%; the expected life of 6 years; the expected volatility is 28.90%.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock based compensation plan been determined consistent with the requirements of FAS 123R, the Company’s net income and net income per common share for the three month periods ending March 31, 2005 would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Three Months Ended March 31,
	As Reported 2005	Pro Forma 2005
FAS 123R Charge	$—	$20
Net Income	$3,575	$3,555
Net Income per Common Share-Basic	$0.29	$0.29
Net Income per Common Share-Diluted	$0.28	$0.28

The effects of applying FAS 123R in this pro forma disclosure are not indicative of future amounts.

Under the ISO Plan, the Company was authorized to issue shares of Common Stock pursuant to “Awards” granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the ISO Plan expired, awards were granted to selected employees and directors of the Company or its subsidiaries. No stock options have been available for grant under the ISO Plan since its expiration in March 2003. Currently, the Company does not offer share-based payment programs to its employees.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the Common Stock on the date of grant. The outstanding stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date.

A summary of the status of the Company’s stock options as of March 31, 2006 and 2005 and the changes during the three months ended on those dates is presented below:

	2006		2005
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	725,942	$5.96	970,553	$5.65
Granted	—	—	—	—
Exercised	(44,932)	$4.62	(71,065)	$4.42
Forfeited	—	—	—
Expired	—	—	—	—
Outstanding at end of period	681,010	$6.05	899,488	$5.75
Exercisable at end of period	667,872	$5.91	810,568	$5.58

   The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Avg. Remaining Contract Life (Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$ 5.44	to	$ 6.18	651,946	3.27	$5.73	651,946	$5.73
$13.24	to	$13.24	29,064	7.00	$13.24	15,926	$13.24
$ 5.44	to	$13.24	681,010	3.43	$6.05	667,872	$5.91

7. Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

8. Off-Balance-Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet-Risk. In the normal course of business, the Company is a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of its customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss the Company has in these particular classes of financial instruments.

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

The Company had outstanding unused commitments to extend credit of $92.4 million and $83.8 million at March 31, 2006 and 2005, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments which have no stated maturity date. Unused commitments for credit card and ready reserve at March 31, 2006 and 2005 were $11.3 million and $9.6 million, respectively and are reflected in the due after one year category. The Company had outstanding standby letters of credit of $3.7 million and $2.4 million at March 31, 2006 and 2005, respectively.

The scheduled maturities of unused commitments as of March 31, 2006 and 2005 were as follows (in thousands):

	March 31,
	2006	2005

Unused commitments:
Due in one year or less	$56,487	$50,807
Due after one year	35,901	32,997
Total	$92,388	$83,804

The Company applies the same credit policies in making commitments and standby letters of credit as it does for on-balance-sheet instruments. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory and property, plant, and equipment.

Lease Commitments. The Company leases certain branch facilities and office equipment under operating leases. It is expected that certain leases will be renewed or equipment replaced with new leased equipment as these leases expire.

Securities. In the normal course of business the Company buys and sells securities. There were no unsettled trades to purchase securities at March 31, 2006. At December 31, 2005, the Company had recorded in its balance sheet unsettled trades to purchase $7.5 million in securities.

Litigation. The Company is involved with various litigation in the normal course of business. Management of the Company, after consulting with its legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and the liquidity of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of operations of the Company, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in the Company’s latest report on Form 10-K.

The Company reported a decrease in net income for the three months ended March 31, 2006 compared to the same period in 2005. Net income for the three months ended March 31, 2006 was $3.2 million compared to $3.6 million for the same period in 2005.

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

•                  unexpected outcomes of existing or new litigation involving the Company,

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

Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission. The Company disclaims any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Critical Accounting Estimates

The accounting and reporting estimates of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers its critical accounting policies to include the following:

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

At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $50,000 or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review department. This list is updated on a periodic basis, but no less than quarterly, in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

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

As of March 31, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.2 million was adequate to cover probable losses in the portfolio.

Refer to Part 1, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Loss” and “Note 1 – Summary of Significant Accounting and Reporting Policies” in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

Fair values for most investment, mortgage-backed and marketable equity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan are presented in “Note 12 – Employee Benefits” of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, the Company utilized a cash flow matching analysis to determine a range of appropriate discount rates for the Company’s defined benefit pension and restoration plans. In developing the cashflow matching analysis, a portfolio of high quality non-callable bonds (rated AA- or better) was constructed to match as close as possible the timing of future benefit payments of the plans at March 31, 2006. Based on this cash flow matching analysis, the Company was able to determine an appropriate discount rate to use.

Salary increase assumptions are based upon historical experience and anticipated future management actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. The Company considered broad equity and bond indices, long-term return projections, as well as actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At March 31, 2006, the weighted-average actuarial assumptions of the Company’s plan were:  discount rate 5.625%; long-term rate of return on plan assets 7.875%; and assumed salary increases 4.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance-sheet arrangements, commitments and contingencies as of March 31, 2006 and 2005, are included in “Note 8 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

In May 1998, the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital with acceptable levels of credit, interest rate and liquidity risk. The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and when determined appropriate, issued brokered CDs. These funds are invested primarily in premium mortgage-backed securities, and to a lesser extent, long-term municipal securities and mortgage-backed securities purchased at a discount. Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets by virtue of the securities’ underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations. While the strategy of investing a substantial portion of the Company’s assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years. At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital.

Risks associated with the asset structure the Company maintains are a lower net interest rate spread and margin when compared to its peers, changes in the yield curve, which can reduce the Company’s net interest rate spread and margin and increased interest rate risk. In low long-term interest rate environments the amortization expense for premium mortgage-backed securities is associated with substantially higher prepayments experienced and reduces the overall yields of the premium mortgage-backed securities portfolio. As long-term interest rates increase, amortization expense associated with the premium mortgage backed securities decreases as the overall duration of these securities increases. See “Item 1A. Risk Factors – Risks Related to the Company’s Business” in the Company’s latest report on Form 10K. During 2005, short-term interest rates increased significantly while long-term interest rates increased less, creating a relatively flat yield curve. During the first four months of 2006, short-term and long-term interest rates have increased approximately 50 to 70 basis points. Should this trend in the yield curve continue or should the yield curve invert, the Company may not see prepayment speeds on all of its premium mortgage-backed securities slow. In addition, the Company will see its funding costs rise which would most likely reduce the Company’s net interest margin. The Company’s asset structure, spread and margin requires an increase in the need to monitor the Company’s interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also impact the Company’s equity capital significantly.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth. If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of the Company’s capital, as described above, then securities as a percentage of earning assets could increase through the purchase of additional securities if securities can be purchased at what the Company believes are acceptable overall economics. In light of the current interest rate environment, the Company will continue to evaluate the overall economics of replacing any or all of the current securities portfolio roll-off. Should the Company determine increasing the securities portfolio or replacing the current securities portfolio roll-off does not appear to maintain or enhance the overall economics at any given point in time, the Company could adjust the level of securities through maturities, principal payments on mortgage-backed securities or sales. During the three months ended March 31, 2006, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease. At March 31, 2006, the securities portfolio as a percentage of total assets decreased slightly to 53.6% from 54.5% at December

31, 2005. On the liability side, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the Company’s Asset/Liability Committee (“ALCO”). During the first quarter ended March 31, 2006, the Company issued $54.1 million of callable brokered CDs, where the Company controls numerous options to call the CDs before the final maturity date, to replace a portion of the FHLB funding. During the three months ended March 31, 2006, the Company’s FHLB borrowings decreased 8.0%, or $41.5 million. At March 31, 2006, callable brokered CDs totaled $73.9 million. These brokered CDs have maturities from two to five years and have calls that the Company controls from three months to one year. The Company is currently utilizing long-term brokered CDs in place of long-term FHLB funding as the brokered CDs better match overall ALCO objectives by using a long-term funding vehicle that assists in protecting the bank should interest rates increase, but allows the bank to call the funding should interest rates decrease. The Company’s current policy allows for a maximum of $100 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs. The FHLB funding and the brokered CDs represent wholesale funding sources for the Company. Due to the dollar amount of brokered CDs issued during the first quarter of 2006, the Company’s total wholesale funding as a percentage of deposits not including brokered CDs increased slightly to 49.6% at March 31, 2006, from 49.5% at December 31, 2005.

The leverage strategy is dynamic and requires ongoing management. As interest rates, yield curves, funding costs and security spreads change, the Company’s determination of the proper securities to own, proper amount of securities to own and funding needs and sources must be re-evaluated. Management has attempted to design the leverage strategy so that in a rising interest rate environment, where both long and short-term interest rates increased, the interest income earned on the premium mortgage-backed securities may increase to help offset the increase in funding costs. If the flattening yield curve cycle trend discussed above continues or the yield curve inverts, the overall yield on the mortgage-backed securities may not increase and could decrease. If all interest rates were to decrease, the interest income on the premium mortgage-backed securities may decrease due to increased prepayments on these securities as funding costs decrease. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the ALCO and described under “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this report.

Net Interest Income

Net interest income for the three months ended March 31, 2006 was $10.6 million, an increase of $190,000, or 1.8%, when compared to the same period in 2005. Average interest earning assets increased $151.5 million, or 9.8%, while the net interest spread decreased from 2.50% at March 31, 2005 to 2.08% at March 31, 2006 and the net margin decreased from 2.98% at March 31, 2005 to 2.72% at March 31, 2006. Net interest income increased as a result of increases in the Company’s average interest earning assets during the first quarter of 2006 when compared to the same period in 2005, which more than offset the decrease in the Company’s net interest spread and margin during the same period. Future changes in interest rates could impact prepayment speeds on the Company’s mortgage-backed securities which could influence the Company’s net interest margin and spread during the coming quarters. Future changes in interest rates in which the yield curve continues to flatten or inverts could also influence the Company’s net interest margin and spread during the coming quarters.

During the three months ended March 31, 2006, average loans, funded by the growth in average deposits, increased $62.9 million, or 10.0%, compared to the same period in 2005. The average yield on loans increased from 6.09% at March 31, 2005 to 6.51% at March 31, 2006. The increase in the yield on loans was due to the overall increase in interest rates. The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment. If long-term interest rates remain at current levels or move lower, the Company anticipates it may be required to continue to meet lower interest rate offers from competing financial institutions in order to retain quality loan relationships, which could impact the overall loan yield and, therefore profitability. The increase in interest income on loans of $1.6 million, or 18.2%, was the result of the increase in average loans and the average yield. During the first three months ended March 31, 2006, loans increased $26.0 million, or 3.8%, when compared to the year ended December 31, 2005 primarily as a result of an increase in commercial real estate loans, 1-4 family residential loans and commercial loans.

Average investment and mortgage-backed securities increased $86.9 million, or 9.9%, for the three months ended March 31, 2006 when compared to the same period in 2005. This increase was funded by the increase in average deposits which included brokered CDs issued by the Company. The overall yield on average investment and mortgage-backed securities increased to 4.97% during the three months ended March 31, 2006, from 4.64% during the same period in 2005. This increase is primarily reflective of decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense combined with proceeds from lower yielding matured securities being reinvested into higher yielding securities due to the overall higher interest rate environment. The higher overall interest rate environment during 2006 when compared to 2005, contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area. The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income. A return to the low long-term interest rate levels experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricing. Interest income from investment and mortgage-backed securities increased $1.9 million, or 19.8%, compared to the same period in 2005 due to the increase in average balances and the increase in the overall yield.

Interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $137,000, or 60.9%, for the three months ended March 31, 2006, when compared to 2005 as a result of the increase in the average balance and an increase in the average yield from 3.17% in 2005 to 4.73% at March 31, 2006, due to higher short-term interest rates. The Federal Housing Finance Board, the agency that regulates the FHLB, has proposed a regulation that would establish a minimum retained earnings requirement for each FHLB and impose new restrictions on the timing and form of dividends. Due to the fact this is a proposed regulation, the Company is not certain how or if it will impact FHLB dividend payments to the Company in future periods.

Total interest expense increased $3.5 million, or 41.2%, to $12.0 million during the three months ended March 31, 2006 as compared to $8.5 million during the same period in 2005. The increase was primarily attributable to increased funding costs associated with the Company’s deposits and FHLB advances due to an increase in these average interest bearing liabilities of $111.0 million, or 8.7% and an increase in the average yield on interest bearing liabilities from 2.71% at March 31, 2005 to 3.51% at March 31, 2006.

Average interest bearing deposits increased $127.0 million, or 18.4%, and the average rate paid increased from 2.00% at March 31, 2005 to 3.10% at March 31, 2006. Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $118.5 million, or 49.2%, as compared to the same period in 2005. Interest expense associated with short-term interest bearing liabilities increased $1.6 million, or 83.0%, and the average rate paid increased 74 basis points for the three month period ended March 31, 2006 when compared to the same period in 2005. Average long-term interest bearing liabilities consisting of FHLB advances decreased $134.5 million, or 41.7%, during the three months ended March 31, 2006 to $187.9 million as compared to $322.4 million at March 31, 2005. Interest expense associated with long-term FHLB advances decreased $1.0 million, or 36.7%, while the average rate paid increased 31 basis points for the three months ended March 31, 2006 when compared to the same period in 2005. The long-term advances were obtained from the FHLB primarily to fund long-term securities and to a lesser extent long-term loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt remained the same from March 31, 2005 to March 31, 2006. Interest expense increased $101,000, or 35.6% as a result of the increase in the three month LIBOR. The long-term debt adjusts quarterly at a rate equal to the three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Three Months Ended
	March 31, 2006			March 31, 2005
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$694,114	$11,136	6.51%	$631,175	$9,483	6.09%
Loans Held For Sale	4,462	53	4.82%	4,989	58	4.71%
Securities:
Investment Securities (Taxable)(4)	67,432	743	4.47%	61,066	508	3.37%
Investment Securities (Tax-Exempt)(3)(4)	49,481	871	7.14%	76,337	1,330	7.07%
Mortgage-backed Securities (4)	850,730	10,237	4.88%	743,327	8,241	4.50%
Federal Home Loan Bank stock and other
investments, at cost	29,610	344	4.71%	27,210	216	3.22%
Interest Earning Deposits	555	9	6.58%	562	3	2.16%
Federal Funds Sold	845	9	4.32%	1,039	6	2.34%
Total Interest Earning Assets	1,697,229	23,402	5.59%	1,545,705	19,845	5.21%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	48,536			43,464
Bank Premises and Equipment	33,519			30,403
Other Assets	44,294			43,452
Less: Allowance for Loan Loss	(7,078)			(6,975)
Total Assets	$1,816,500			$1,656,049

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$49,916	$147	1.19%	$50,629	$109	0.87%
Time Deposits	406,288	3,930	3.92%	330,512	2,258	2.77%
Interest Bearing Demand Deposits	361,161	2,177	2.44%	309,250	1,046	1.37%
Short-term Interest Bearing Liabilities	359,283	3,550	4.01%	240,750	1,940	3.27%
Long-term Interest Bearing Liabilities – FHLB Dallas	187,904	1,811	3.91%	322,413	2,860	3.60%
Long-term Debt (5)	20,619	385	7.47%	20,619	284	5.51%
Total Interest Bearing Liabilities	1,385,171	12,000	3.51%	1,274,173	8,497	2.71%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	310,249			263,024
Other Liabilities	10,059			13,846
Total Liabilities	1,705,479			1,551,043

SHAREHOLDERS’ EQUITY	111,021			105,006
Total Liabilities and Shareholders’ Equity	$1,816,500			$1,656,049

NET INTEREST INCOME		$11,402			$11,348
NET YIELD ON AVERAGE EARNING ASSETS			2.72%			2.98%

NET INTEREST SPREAD			2.08%			2.50%

(1) Interest on loans includes fees on loans which are not material in amount.

(2) Interest income includes taxable-equivalent adjustments of $561 and $552 for the quarter ended March 31, 2006 and 2005, respectively.

(3) Interest income includes taxable-equivalent adjustments of $272 and $417 for the quarter ended March 31, 2006 and 2005, respectively.

(4) For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5) Southside Statutory Trust III

Note:           As of March 31, 2006 and 2005, loans totaling $1,899 and $1,835, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income was $5.1 million for the three months ended March 31, 2006 compared to $4.8 million for the same period in 2005. During the three months ended March 31, 2006, the Company had a gain on the sale of AFS securities of $123,000 compared to losses of $216,000 for the same period in 2005. The market value of the AFS securities portfolio at March 31, 2006 was $723.2 million with a net unrealized loss on that date of $11.2 million. The net unrealized loss is comprised of $14.0 million in unrealized losses and $2.8 million in unrealized gains. The market value of the HTM securities portfolio at March 31, 2006 was $216.7 million with a net unrealized loss on that date of $5.2 million, all comprising of unrealized losses. The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio, reduce alternative minimum tax and minimize prepayments on mortgage-backed securities. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During the first quarter of 2006, the Company sold tax-free municipal securities to reduce alternative minimum tax, along with selected poor risk reward mortgage backed securities. In addition, the Company sold agency debentures where collateral was no longer needed for public funds deposits.

Other changes to noninterest income included trust income which increased $75,000, or 22.8%, for the three months ended March 31, 2006 when compared to the same period in 2005 due to growth experienced in the Company’s trust department. Other noninterest income decreased $213,000, or 30.5%, for the three months ended March 31, 2006 primarily as a result of a special distribution received as a result of the merger of the Pulse EFT Association with Discover Financial Services of $244,000 received during the three months ended March 31, 2005. Increases in other income included increases in Southside Select fee income, credit card fee income, stored value card income, Home Banking fee income, ACH/wire fee income and Travelers Express income.

Noninterest Expense

Noninterest expense was $11.4 million for the three months ended March 31, 2006, compared to $10.6 million for the same period of 2005, representing an increase of $879,000 or 8.3%.

Salaries and employee benefits increased $562,000, or 8.2%, during the three months ended March 31, 2006 when compared to the same period in 2005. Direct salary expense and payroll taxes increased $668,000, or 12.2%, as a result of normal salary increases and higher staffing levels associated with both the continued branch expansion and the Company’s regional lending initiative for the three months ended March 31, 2006 when compared to the same period in 2005. While continued expansion has and will continue to impact short-term earnings, the Company believes the potential long-term benefits to the Company should greatly outweigh the short-term expense. Retirement expense decreased $96,000, or 13.2%, for the three months ended March 31, 2006 when compared to the same period in 2005, primarily as a result of the amendments to the plan in the fourth quarter of 2005 effective in 2006. The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005 and the assumed long-term rate of return is 7.875% and the assumed discount rate is 5.625%. The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future. If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

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

Health and life insurance expense decreased $10,000, or 1.5%, for the three months ended March 31, 2006 when compared to the same period in 2005 due to decreased health claims expense and reinsurance costs. The Company has a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during the remainder of 2006.

Net occupancy expense increased $132,000, or 12.7%, for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to branch expansions.

Advertising, travel and entertainment decreased $94,000, or 17.2%, for the three months ended March 31, 2006 compared to the same period in 2005 due to decreases in direct advertising costs.

ATM expense increased $30,000, or 21.4%, for the three months ended March 31, 2006 compared to the same period in 2005. The increase occurred primarily due to increased activity and branch expansions.

Professional fees increased $65,000, or 26.0%, for the three months ended March 31, 2006 compared to the same period in 2005. The increase occurred primarily due to legal fees associated with legal matters and litigation resulting from the normal course of business.

Other expense increased $149,000, or 13.9%, for the three months ended March 31, 2006 compared to the same period in 2005. The increase occurred primarily due to increases in bank exam fees, computer fees, telephone expense, student loan lender fee expense, and bank analysis fees.

Income Taxes

Income tax expense was $724,000 for the three months ended March 31, 2006 compared to $771,000 for the three months ended March 31, 2005. The effective tax rate as a percentage of pre-tax income was 18.3% for the three months ended March 31, 2006 compared to 17.7% for the three months ended March 31, 2005. The increase in the effective tax rate and income tax expense for 2006 was due to the decrease in tax-exempt income as a percentage of pre-tax income for the three months ended March 31, 2006 when compared to March 31, 2005.

The Company decreased its municipal securities portfolio during 2005 and the first quarter of 2006 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio. The Company has the ability to and is addressing the appropriate level of tax free income so as to minimize any alternative minimum tax position in the future. Based on this information, management believes this is reversible in the future and no valuation allowance against the related deferred tax asset is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. The Act did not impact the Company’s income tax expense during the three months ended March 31, 2006.

Capital Resources

Total shareholders’ equity for the Company at March 31, 2006, was $106.5 million, representing a decrease of $2.8 million from December 31, 2005, and represented 5.9% of total assets at March 31, 2006 compared to 6.1% of total assets at December 31, 2005. The increase of $5.2 million in accumulated other comprehensive loss and $1.3 million in dividends paid were the major contributors to the decrease in shareholders’ equity at March 31, 2006. Increases to shareholders’ equity consisted of net income of $3.2 million and the issuance of $427,000 in common stock (53,740 shares) through the Company’s incentive stock option and dividend reinvestment plans. The Company’s dividend policy requires that any cash dividend payments made by the Company not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program. The payment of dividends will depend upon future earnings, the financial condition of the Company, and other related factors including the discretion of the Board of Directors.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance-sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines. The leverage ratio is a ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum average of four percent for bank holding companies that meet certain specified criteria. Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2006, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss. The Company must be capable of meeting its obligations to its customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, Interest Earning Deposits, Federal Funds Sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At March 31, 2006, these investments were 18.4% of total assets. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively. The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. The ALCO closely monitors various liquidity ratios, interest rate spreads and margins, interest rate shock reports and market value of portfolio equity (“MVPE”) with rates shocked plus and minus 200 basis points to ensure a satisfactory liquidity position for the Company. In addition, ALCO utilizes a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, the Company can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates. Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans. Municipal loans are made to municipalities and school districts throughout the state of Texas. The majority of the increase from December 31, 2005 to March 31, 2006, was in commercial real estate loans, 1-4 family residential loans and commercial loans. The increase in these loan categories is due to the Company’s continued strong commitment in these areas. The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as the Company develops additional strategies to expand its lending territory.

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

As of March 31, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.2 million was adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2006, loan charge-offs were $703,000 and recoveries were $525,000, resulting in net charge-offs of $178,000. For the three months ended March 31, 2005, loan charge-offs were $642,000 and recoveries were $349,000, resulting in net charge-offs of $293,000. The necessary provision expense was estimated at $281,000 for the three months ended March 31, 2006.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, other real estate owned, repossessed assets and restructured loans. Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. Other Real Estate Owned (“OREO”) represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at March 31, 2006 were $2.9 million, a decrease of $194,000, or 6.3%, from $3.1 million at December 31, 2005. From December 31, 2005 to March 31, 2006, nonaccrual loans increased $168,000, or 9.7%, to $1.9 million. Of the total at March 31, 2006, 28.1% are residential real estate loans, 41.7% are commercial real estate loans, 10.7% are commercial loans, 12.9% are loans to individuals and 6.6% are construction loans. Other real estate owned increased $18,000, or 12.4%, to $163,000 at March 31, 2006 from $145,000 at December 31, 2005. Of the total at March 31, 2006, 38.7% consist of residential dwellings, and 61.3% consist of commercial real estate. The Company is actively marketing all properties and none are being held for investment purposes. Loans 90 days or more past due decreased $468,000, or 49.5%, to $477,000. Repossessed assets increased $67,000, or 670.0%, to $77,000. Approximately $39,000 of the repossessed assets at March 31, 2006 represented a loan with an SBA guarantee of approximately 85.0%. Restructured loans increased $21,000, or 9.3%, to $247,000.

Expansion

During the three months ended March 31, 2006, the Company opened the following locations:

•                  A traditional branch in Gun Barrel City, Texas in Henderson County;

•                  A full service grocery store branch in Athens, Texas in Henderson County; and

•                  A loan production office in Forney, Texas in Kaufman County.

Accounting Pronouncements

See “Note 7 – Accounting Pronouncements” in the Company’s financial statements in this report.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk through its ALCO. ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations to the Board for adjusting this position. In addition, the Board reviews on a monthly basis the Company’s asset/liability position. The Company primarily uses two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and MVPE modeling. Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. The Company’s policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net income over the succeeding 12 months and 200 basis point parallel rate shock. The Company’s policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of March 31, 2006, were within policy guidelines. Due to the level of the Company’s interest bearing demand and savings deposit rates at March 31, 2006, some of these rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. In the present interest rate environment, management is primarily focusing on the shock down 100 basis points and the shock up 100 and 200 basis points. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Adjustable rate student loans totaling $5.7 million are classified in the one year category. Callable FHLB Advances are presented based on contractual maturity. Callable brokered CDs are presented based on contractual maturity. Loans held for sale totaling $4.1 million are classified in the one-year category. Nonaccrual loans totaling $1.9 million, are not included in total loans. All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Twelve Months Ending March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Loans:

Fixed Rate	$179,347	$97,787	$49,905	$30,461	$19,606	$108,761	$485,867	$489,094
	6.45%	6.42%	6.36%	6.25%	6.23%	5.63%	6.23%

Adjustable Rate	50,074	14,125	11,281	4,568	4,872	137,797	222,717	222,717
	7.78%	7.63%	7.50%	8.27%	8.01%	6.27%	6.84%

Mortgage-backed Securities:

Fixed Rate	243,368	190,671	146,565	104,085	72,580	88,592	845,861	840,639
	5.09%	4.95%	4.89%	4.80%	4.72%	4.55%	4.90%

Adjustable Rate	978	820	683	1,256	—	—	3,737	3,737
	4.81%	4.82%	4.83%	4.83%	—	—	4.82%

Investments and Other Interest Earning Assets:

Fixed Rate	38,168	899	4,226	5,090	2,340	69,267	119,990	119,990
	4.65%	6.14%	5.04%	4.56%	6.46%	5.92%	5.44%

Adjustable Rate	—	—	—	—	—	5,979	5,979	5,979
	—	—	—	—	—	6.45%	6.45%

Total Interest Earning Assets	$511,935	$304,302	$212,660	$145,460	$99,398	$410,396	$1,684,151	$1,682,156
	5.80%	5.55%	5.38%	5.20%	5.22%	5.67%	5.58%

Savings Deposits	$5,173	$2,587	$2,587	$2,587	$2,587	$36,211	$51,732	$51,732
	1.24%	1.24%	1.24%	1.24%	1.24%	1.24%	1.24%

NOW Deposits	85,798	5,666	5,666	5,666	5,666	79,334	187,796	187,796
	4.08%	0.75%	0.75%	0.75%	0.75%	0.75%	2.27%

Money Market Deposits	24,930	8,310	8,310	8,310	8,310	24,930	83,100	83,100
	2.75%	2.75%	2.75%	2.75%	2.75%	2.75%	2.75%

Platinum Money Market	56,904	8,637	8,637	8,637	8,637	10,162	101,614	101,614
	3.05%	3.05%	3.05%	3.05%	3.05%	3.05%	3.05%

Certificates of Deposit	295,887	45,706	19,494	47,291	25,846	12,518	446,742	442,676
	3.96%	4.05%	4.17%	4.96%	5.06%	5.50%	4.19%

FHLB Advances	242,563	87,905	66,204	37,267	17,539	27,701	479,179	471,639
	3.73%	3.40%	4.44%	5.04%	4.84%	4.55%	3.96%

Other Borrowings	13,927	—	—	—	—	20,619	34,546	34,546
	5.11%	—	—	—	—	7.92%	6.79%

Total Interest Bearing Liabilities	$725,182	$158,811	$110,898	$109,758	$68,585	$211,475	$1,384,709	$1,373,103
	3.79%	3.40%	3.89%	4.36%	3.97%	2.66%	3.63%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio. Residential adjustable rate loans are assumed to have annual prepayment rates between 15% and 50%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%. At March 31, 2006, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At March 31, 2006, of the $849.6 million of mortgage-backed and related securities held by the Company, $845.9 million were secured by fixed-rate mortgage loans and $3.7 million were secured by floating-rate mortgage loans.

The Company assumes 70% of savings accounts and non public fund transaction accounts at March 31, 2006, are core deposits and are, therefore, expected to roll-off after five years. All public fund transaction accounts are assumed to roll-off within one year. The Company assumes 30% of money market accounts at March 31, 2006 are core deposits and are, therefore, expected to roll-off after five years. The Company assumes 10% of its platinum money market accounts are core deposits and are, therefore, expected to roll off after five years. No roll-off rate is applied to certificates of deposit. Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to legal proceedings arising in the normal course of business. Management of the Company believes that such litigation is not material to the financial position or results of the operations of the Company or the Bank.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information” of this Form 10-Q and in Part II — Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS
AND ISSUER SECURITY REPURCHASES

	(1)	No common stock was purchased during the three months ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit
No.

	* 31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	* 31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	* 32	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.
(Registrant)

		BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 4, 2006

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE:	May 4, 2006

Exhibit Index

Exhibit
Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002