Form 10-Q
period 2006-06-30
SOUTHSIDE BANCSHARES INC
filed 2006-08-02
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of July 25, 2006 was 12,265,061 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and due from banks	$43,677	$51,279
Interest earning deposits	550	550
Total cash and cash equivalents	44,227	51,829
Federal funds sold	3,350	—
Investment securities:
Available for sale, at estimated fair value	88,598	121,240
Held to maturity, at cost	1,348	—
Mortgage-backed and related securities:
Available for sale, at estimated fair value	653,046	592,435
Held to maturity, at cost	245,812	229,321
Federal Home Loan Bank stock, at cost	27,364	28,729
Other investments, at cost	881	878
Loans held for sale	7,120	4,281
Loans:
Loans	723,924	680,364
Less: allowance for loan losses	(7,346)	(7,090)
Net Loans	716,578	673,274
Premises and equipment, net	33,411	33,610
Interest receivable	9,963	9,304
Deferred tax asset	8,124	3,226
Other assets	35,854	35,335

TOTAL ASSETS	$1,875,676	$1,783,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$328,489	$310,541
Interest bearing	866,569	800,272
Total Deposits	1,195,058	1,110,813
Short-term obligations:
Federal funds purchased	13,000	2,400
FHLB Dallas advances	389,377	312,271
Other obligations	2,500	2,174
Total Short-term obligations	404,877	316,845
Long-term obligations:
FHLB Dallas advances	136,850	208,413
Long-term debt	20,619	20,619
Total Long-term obligations	157,469	229,032
Other liabilities	13,116	17,482
TOTAL LIABILITIES	1,770,520	1,674,172

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 13,983,798 and 13,306,241 shares issued)	17,480	16,633
Paid-in capital	99,709	87,962
Retained earnings	24,493	32,054
Treasury stock (1,718,737 shares at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(13,676)	(4,509)
TOTAL SHAREHOLDERS’ EQUITY	105,156	109,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,875,676	$1,783,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$11,328	$9,429	$21,956	$18,418
Investment securities — taxable	594	470	1,337	978
Investment securities — tax-exempt	490	831	1,089	1,744
Mortgage-backed and related securities	11,149	8,305	21,386	16,546
Federal Home Loan Bank stock and other investments	350	237	694	453
Other interest earning assets	14	16	32	25
Total interest income	23,925	19,288	46,494	38,164
Interest expense
Deposits	7,404	4,014	13,658	7,427
Short-term obligations	4,037	2,149	7,587	4,089
Long-term obligations	1,947	2,914	4,143	6,058
Total interest expense	13,388	9,077	25,388	17,574
Net interest income	10,537	10,211	21,106	20,590
Provision for loan losses	448	227	729	462
Net interest income after provision for loan losses	10,089	9,984	20,377	20,128
Noninterest income
Deposit services	3,947	3,687	7,416	7,074
Gain (loss) on sale of securities available for sale	101	160	224	(56)
Gain on sale of loans	469	649	842	1,019
Trust income	403	310	807	639
Bank owned life insurance income	265	253	509	442
Other	782	554	1,267	1,252
Total noninterest income	5,967	5,613	11,065	10,370
Noninterest expense
Salaries and employee benefits	7,310	7,148	14,730	14,006
Occupancy expense	1,201	1,082	2,374	2,123
Equipment expense	225	213	428	420
Advertising, travel & entertainment	472	471	924	1,017
ATM expense	275	162	445	302
Director fees	167	156	312	315
Supplies	168	175	352	321
Professional fees	318	249	633	499
Postage	155	139	305	274
Other	1,272	1,283	2,494	2,356
Total noninterest expense	11,563	11,078	22,997	21,633

Income before federal income tax expense	4,493	4,519	8,445	8,865
Provision for federal income tax expense	950	822	1,674	1,593

Net Income	$3,543	$3,697	$6,771	$7,272

Earnings per common share — basic	$0.29	$0.31	$0.55	$0.60
Earnings per common share — diluted	$0.28	$0.29	$0.53	$0.57
Dividends declared per common share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$7,272			7,272			7,272
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(167)					(167)	(167)
Comprehensive income	$7,105
Common stock issued (127,497 shares)		159	771				930
Tax benefit of incentive stock options			368				368
Dividends paid on common stock				(2,451)			(2,451)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,358	(11,038)			—

Balance at June 30, 2005		$16,447	$86,765	$27,501	$(22,850)	$(2,211)	$105,652

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$6,771			6,771			6,771
Other comprehensive loss, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(9,167)					(9,167)	(9,167)
Comprehensive loss	$(2,396)
Common stock issued (94,803 shares)		119	714				833
Stock compensation expense			14				14
Tax benefit of incentive stock options			41				41
Dividends paid on common stock				(2,626)			(2,626)
Stock dividend		728	10,978	(11,706)			—

Balance at June 30, 2006		$17,480	$99,709	$24,493	$(22,850)	$(13,676)	$105,156

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$6,771	$7,272
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,132	1,057
Amortization of premium	2,881	4,312
Accretion of discount and loan fees	(929)	(594)
Provision for loan losses	729	462
Stock compensation expense	14	—
Increase in interest receivable	(659)	(458)
Decrease (increase) in other assets	208	(6,290)
Net change in deferred taxes	(176)	(144)
Increase in interest payable	338	474
(Decrease) increase in other liabilities	(4,378)	1,555
(Increase) decrease in loans held for sale	(2,839)	1,481
(Gain) loss on sale of available for sale securities	(224)	56
Gain on sale of assets	(1)	(51)
Gain on sale of other real estate owned	—	(13)
Net cash provided by operating activities	2,867	9,119

INVESTING ACTIVITIES:
Net increase in federal funds sold	(3,350)	(2,550)
Proceeds from sales of investment securities available for sale	39,197	65,152
Proceeds from sales of mortgage-backed securities available for sale	30,651	56,002
Proceeds from maturities of investment securities available for sale	14,175	57,113
Proceeds from maturities of mortgage-backed securities available for sale	53,060	62,946
Proceeds from maturities of mortgage-backed securities held to maturity	16,683	12,858
Proceeds from redemption of Federal Home Loan Bank stock	2,019	—
Purchases of investment securities available for sale	(23,027)	(97,428)
Purchases of investment securities held to maturity	(1,348)	—
Purchases of mortgage-backed securities available for sale	(157,067)	(186,436)
Purchases of mortgage-backed securities held to maturity	(33,749)	(5,096)
Purchases of Federal Home Loan Bank stock and other investments	(657)	(875)
Net increase in loans	(44,990)	(36,550)
Purchases of premises and equipment	(933)	(1,181)
Proceeds from sale of premises and equipment	1	51
Proceeds from sale of other real estate owned	45	166
Proceeds from sale of repossessed assets	185	565
Net cash used in investing activities	(109,105)	(75,263)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	$5,388	$31,302
Net increase in certificates of deposit	78,857	34,027
Net increase (decrease) in federal funds purchased	10,600	(8,500)
Proceeds from FHLB advances	3,608,804	1,499,770
Repayment of FHLB advances	(3,603,261)	(1,487,315)
Tax benefit of incentive stock options	41	368
Proceeds from the issuance of common stock	833	930
Purchase of common stock	—	(4,997)
Dividends paid	(2,626)	(2,451)
Net cash provided by financing activities	98,636	63,134

Net decrease in cash and cash equivalents	(7,602)	(3,010)
Cash and cash equivalents at beginning of period	51,829	49,832
Cash and cash equivalents at end of period	$44,227	$46,822

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$25,050	$17,100
Income taxes paid	1,150	1,150

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$957	$773
Payment of 5% stock dividend	11,706	11,038

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

The consolidated balance sheet as of June 30, 2006, and the related consolidated statements of income, shareholders’ equity and cash flow and notes to the financial statements for the three and six-month periods ended June 30, 2006 and 2005 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic Earnings and Shares:
Net Income	$3,543	$3,697	$6,771	$7,272

Weighted-average basic shares outstanding	12,240	11,984	12,218	12,012

Basic Earnings Per Share:
Net Income	$0.29	$0.31	$0.55	$0.60

Diluted Earnings and Shares:
Net Income	$3,543	$3,697	$6,771	$7,272

Weighted-average basic shares outstanding	12,240	11,984	12,218	12,012
Add: Stock options	462	605	472	639
Weighted-average diluted shares outstanding	12,702	12,589	12,690	12,651

Diluted Earnings Per Share:
Net Income	$0.28	$0.29	$0.53	$0.57

For the three and six month periods ended June 30, 2006 and 2005, there were no antidilutive shares.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(13,665)	$4,646	$(9,019)
Less: reclassification adjustment for gains included in net income	224	(76)	148
Net unrealized losses on securities	(13,889)	4,722	(9,167)

Other comprehensive loss	$(13,889)	$4,722	$(9,167)

	Three Months Ended June 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,982)	$2,034	$(3,948)
Less: reclassification adjustment for gains included in net income	101	(34)	67
Net unrealized losses on securities	(6,083)	2,068	(4,015)

Other comprehensive loss	$(6,083)	$2,068	$(4,015)

	Six Months Ended June 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(309)	$105	$(204)
Less: reclassification adjustment for losses included in net income	(56)	19	(37)
Net unrealized losses on securities	(253)	86	(167)

Other comprehensive loss	$(253)	$86	$(167)

	Three Months Ended June 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,839	$(2,325)	$4,514
Less: reclassification adjustment for gains included in net income	160	(54)	106
Net unrealized gains on securities	6,679	(2,271)	4,408

Other comprehensive income	$6,679	$(2,271)	$4,408

4.  Allowance for Probable Loan Losses

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$7,193	$6,884	$7,090	$6,942
Provision for loan losses	448	227	729	462
Loans charged off	(744)	(634)	(1,447)	(1,276)
Recoveries of loans charged off	449	362	974	711
Balance at end of period	$7,346	$6,839	$7,346	$6,839

5.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2006	2005	2006	2005
Service cost	$669	$1,006	$34	$51
Interest cost	1,095	1,012	92	92
Expected return on assets	(1,162)	(1,062)	—	—
Transition (asset) obligation recognition	—	—	1	1
Net loss recognition	392	321	90	101
Prior service cost amortization	(21)	—	(1)	—
Net periodic benefit cost	$973	$1,277	$216	$245

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2006	2005	2006	2005
Service cost	$347	$519	$16	$32
Interest cost	548	516	43	55
Expected return on assets	(581)	(531)	—	—
Transition (asset) obligation recognition	—	—	—	—
Net loss recognition	203	169	40	61
Prior service cost amortization	(21)	—	(1)	—
Net periodic benefit cost	$496	$673	$98	$148

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $1.5 million to its defined benefit pension plan and $86,000 to its post retirement benefit plan in 2006. Based on actuarial reports received during the three months ended June 30, 2006, the Company revised its expected contribution to its defined benefit pension plan and presently anticipates contributing $1.0 million to its defined benefit plan in 2006.  As of June 30, 2006, no contributions had been made to the defined benefit pension plan, and $40,000 of contributions had been made to the post retirement benefit plan.

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

As of January 1, 2006, the Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment.  The compensation cost that has been charged against income for the ISO Plan was $7,000 and $14,000 for the three and six months ended June 30, 2006, respectively.  The financial statements for the three and six months ended June 30, 2005 have not been restated in connection with the transition to FAS 123R and do not reflect the recognition of the compensation cost related to the stock options.

A summary of the status of the Company’s nonvested options as of June 30, 2006 is as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	# Shares of Underlying Options	Weighted Average Grant-Date Fair Value	# Shares of Underlying Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	13,138	$4.91	19,697	$4.91
Granted	—	—	—	—
Vested	—	—	(6,559)	$4.91
Forfeited	—	—	—	—
Nonvested at end of period	13,138	$4.91	13,138	$4.91

As of June 30, 2006, there was $47,000 of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of 1.75 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003:  dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of 6 years; and expected volatility of 28.90%.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of FAS 123R, the Company’s net income and net income per common share for the three and six month periods ending June 30, 2005, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005		2005
	As Reported	Pro Forma	As Reported	Pro Forma
FAS 123 Charge	—	$21	—	$41
Net Income	$3,697	$3,676	$7,272	$7,231
Net Income per Common Share-Basic	$0.31	$0.31	$0.60	$0.60
Net Income per Common Share-Diluted	$0.29	$0.29	$0.57	$0.57

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

A summary of the status of the Company’s stock options as of June 30, 2006 and 2005 and the changes during the three and six month periods ended on those dates is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Price	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	681,010	$6.05	899,488	$5.75	725,942	$5.96	970,553	$5.65
Granted	—	—	—	—	—	—	—	—
Exercised	(31,360)	$5.99	(42,022)	$4.66	(76,292)	$5.18	(113,087)	$4.51
Forfeited	—	—	(986)	$5.51	—	—	(986)	$5.51
Expired	—	—	—	—	—	—	—	—
Outstanding at end of period	649,650	$6.05	856,480	$5.80	649,650	$6.05	856,480	$5.80
Exercisable at end of period	636,512	$5.91	768,546	$5.63	636,512	$5.91	768,546	$5.63

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$ 5.44 to $ 6.18	622,644	3.02	$5.74	622,644	$5.74
$13.24 to $13.24	27,006	6.75	$13.24	13,868	$13.24
$ 5.44 to $13.24	649,650	3.18	$6.05	636,512	$5.91

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

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

The Company had outstanding unused commitments to extend credit of $103.1 million and $100.1 million at June 30, 2006 and 2005, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2006 and 2005 were $11.5 million and $10.4 million, respectively, and are reflected in the due after one year category.  The Company had outstanding standby letters of credit of $3.6 million and $2.8 million at June 30, 2006 and 2005, respectively.

The scheduled maturities of unused commitments as of June 30, 2006 and 2005 were as follows (in thousands):

	June 30,
	2006	2005
Unused commitments:
Due in one year or less	$57,812	$69,297
Due after one year	45,242	30,768
Total	$103,054	$100,065

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

Securities. In the normal course of business the Company buys and sells securities.  There were no unsettled trades to purchase or sell securities at June 30, 2006.  At December 31, 2005, the Company had recorded in its balance sheet unsettled trades to purchase $7.5 million in securities.  There were no unsettled trades to sell securities at December 31, 2005.

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

The Company reported a decrease in net income for the three and six months ended June 30, 2006 compared to the same period in 2005.  Net income for the three and six months ended June 30, 2006 was $3.5 million and $6.8 million, respectively, compared to $3.7 million and $7.3 million, respectively, for the same period in 2005.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of the Company, a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as “expect,” “estimate,” “project,” “anticipate,” “appear,” “believe,” “could,” “should,” “may,” “intend,” “probability,” “risk,” “target,” “objective,” “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to the Company’s beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, many of which are beyond our control, and the Company’s actual results may differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of the Company’s expansion, including expectations of the costs and profitability of such expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

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

•                  unexpected outcomes of existing or new litigation involving the Company;

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

The loan loss allowance is based on the most current review of the loan portfolio.  The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position.  Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt.  The internal loan review department for the Company is responsible for an ongoing review of the Company’s loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  This list for loans or loan relationships of $50,000 or more is updated on a periodic basis, but no less than quarterly, in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  In measuring the fair value of the collateral, management uses assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of June 30, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.3 million was adequate to cover probable losses in the portfolio.

Refer to Part 1, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Loss” and “Note 1 — Summary of Significant Accounting and Reporting Policies” in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company’s assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.  Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair values of other real estate owned (“OREO”) are typically determined based on appraisals by third parties, less estimated costs to sell and recorded at the lower of cost or fair value.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 12 — Employee Benefits” of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilizes a cash flow matching analysis to determine a range of appropriate discount rates for the Company’s defined benefit pension and restoration plans.  In developing the cashflow matching analysis, the Company constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2005.  Based on this cash flow matching analysis, the Company was able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  The Company considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2006, the weighted-average actuarial assumptions of the Company’s plan were: a discount rate of 5.625%; a long-term rate of return on plan assets of 7.875%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the plan and other factors.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded in the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to the Company’s review to identify when a decline in value is other than temporary.  Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; the Company’s ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance-sheet arrangements, commitments and contingencies as of June 30, 2006 and 2005, are included in “Note 8 — Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

In May 1998, the Company implemented a leverage strategy designed with the potential to enhance its profitability by maximizing the use of the Company’s capital by determining acceptable levels of credit, interest rate and liquidity risk.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs. These funds are invested primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations.  While the strategy of investing a substantial portion of the Company’s assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years.  At this time, the Company maintains the leverage strategy for the purpose of enhancing overall profitability by maximizing the use of the Company’s capital.

Risks associated with the asset structure the Company maintains include a lower net interest rate spread and margin when compared to its peers, changes in the slope of the yield curve, which can reduce the Company’s net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors — Risks Related to the Company’s Business” in the Company’s latest report on Form 10-K.  During 2005, the overnight Fed Funds rate and interest rates on short-term U.S. Treasury bills increased significantly while interest rates on long-term, two to ten year, U.S. Treasury notes increased less, creating a relatively flat yield curve at the end of 2005.  During the first six months of 2006, the yield curve inverted slightly as the overnight Fed Funds rate increased 100 basis points and interest rates on short-term U.S. Treasury bills increased approximately 86 to 90 basis points while interest rates on long-term, two to ten year, U.S. Treasury notes increased approximately 74 to 76 basis points.  Should the inverted yield curve continue or should the yield curve invert more, the Company’s net interest margin and spread could continue to decrease.  The Company’s asset structure, spread and margin requires an increase in the need to monitor the Company’s interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact the Company’s equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the Company’s Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” included in this report.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth.  If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of capital, as described above, then the Company could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should the Company determine increasing the securities portfolio or replacing the current securities maturities and principal payments does not appear to be an efficient use of capital, the Company could adjust the level of securities through maturities, principal payments on mortgage-backed securities or sales.  During the six months ended June 30, 2006, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease.  At June 30, 2006, the securities portfolio as a percentage of total assets decreased slightly to 54.2% from 54.5% at December 31, 2005.  Due to the current interest rate environment, the Company anticipates it will begin reducing the securities portfolio during the third quarter of 2006 by reinvesting only a portion of cashflows received.  The Company’s treasury strategy will be reevaluated as market conditions warrant. The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs and security spreads change, the Company’s determination of the proper types of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the ALCO.  The Company’s FHLB borrowings at June 30, 2006 increased 1.1%, or $5.5 million, to $526.2 million from $520.7 million at December 31, 2005.  During the six months ended June 30, 2006, the Company issued $67.0 million of callable brokered CDs, where the Company controls numerous options to call the CDs before the final maturity date.  At June 30, 2006, callable brokered CDs totaled $86.8 million.  These brokered CDs have maturities from approximately 2 to 4.9 years and have calls that the Company controls, all of which are six months or less.  The Company is currently utilizing long-term brokered CDs to a greater extent than long-term FHLB funding as the brokered CDs better match overall ALCO objectives by utilizing a long-term funding vehicle that assists in protecting the Bank should interest rates increase, but provides the Bank options to call the funding should interest rates decrease.  The Company’s wholesale funding policy was recently amended to increase the maximum brokered CDs allowed from $100 million to $125 million.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  The FHLB funding and the brokered CDs represent wholesale funding sources for the Company.  Due to the dollar amount of brokered CDs issued during the six months ended June 30, 2006 and the fact that the increase in brokered CDs exceeded non-brokered deposit growth, the Company’s total wholesale funding as a percentage of deposits not including brokered CDs increased to 55.3% at June 30, 2006, from 49.5% at December 31, 2005.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on the Company’s funding sources (deposits and borrowings).

Net interest income for the six months ended June 30, 2006 was $21.1 million, an increase of $516,000, or 2.5%, when compared to the same period in 2005.  Average interest earning assets increased $172.4 million, or 11.2%, to $1.7 billion, while the net interest spread decreased from 2.44% for the six months ended June 30, 2005 to 1.99% for the same period in 2006 and the net margin decreased from 2.94% for the six months ended June 30, 2005 to 2.67% for the same period in 2006.  Net interest income increased as a result of increases in the Company’s average interest earning assets during the first six months of 2006 when compared to the same period in 2005, which more than offset the decrease in the Company’s net interest spread and margin during the same period.

For the three months ended June 30, 2006 when compared to the same period in 2005, net interest income increased $326,000, or 3.2%, to $10.5 million, primarily as a result of increases in the Company’s average interest earning assets.  For the three months ended June 30, 2006, when compared to the same period in 2005, average interest earning assets increased $193.1 million, or 12.5%, to $1.7 billion, while the net interest margin and net interest spread decreased to 2.61% and 1.90%, respectively, from 2.90% and 2.38%, respectively.  The decrease in the Company’s net interest margin and net interest spread was due primarily to the flat to slightly inverted yield curve during the three months ended June 30, 2006.  Future changes in interest rates or the yield curve could influence the Company’s net interest margin and net interest spread during the coming quarters.  Future changes in interest rates could also impact prepayment speeds on the Company’s mortgage-backed securities, which could influence the Company’s net interest margin and net interest spread during the coming quarters.

During the six months ended June 30, 2006, average loans, funded by the growth in average deposits, increased $64.7 million, or 10.1%, to $704.8 million, compared to $640.2 million for the same period in 2005.  The average yield on loans increased from 6.12% at June 30, 2005 to 6.57% at June 30, 2006.  For the three months ended June 30, 2006, average loans increased $66.3 million, or 10.2%, to $715.4 million, compared to $649.1 million for the same period in 2005.  The average yield on loans increased from 6.15% for the three months ended June 30, 2005 to 6.62% for the three months ended June 30, 2006.  The increase in interest income on loans of $3.5 million, or 19.2%, to $22.0 million for the six months ended June 30, 2006, when compared to $18.4 million for the same period in 2005, and the increase in interest income on loans of $1.9 million, or 20.1%, to $11.3 million for the three months ended June 30, 2006, when compared to $9.4 million for the same period in 2005 was the result of an increase in average loans and the average yield.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  Due to the competitive loan pricing environment, the Company anticipates that it may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore profitability.

Average investment and mortgage-backed securities increased $106.7 million, or 12.2%, to $978.9 million, for the six months ended June 30, 2006 when compared to $872.2 million for the same period in 2005.  This increase was funded by the increase in average deposits which included brokered CDs issued by the Company.  The overall yield on average investment and mortgage-backed securities increased to 5.01% during the six months ended June 30, 2006, from 4.64% during the same period in 2005.  Interest income from investment and mortgage-backed securities increased $4.5 million, or 23.6%, to $23.8 million compared to $19.3 million for the same period in 2005 due to the increase in average balances and the increase in the overall yield.  For the three months ended June 30, 2006, average investment and mortgage-backed securities increased $126.3 million, or 14.6%, to $990.0 million, when compared to $863.7 million for the same period in 2005.  The overall yield on average investment and mortgage-backed securities increased to 5.05% during the three months ended June 30, 2006, from 4.64% during the same period in 2005.  Interest income from investment and mortgage-backed securities increased $2.6 million, or 27.3%, to $12.2 million for the three months ended June 30, 2006, compared to $9.6 million for the same period in 2005 due to the increase in average balance and average yield.  The increase in the average yield primarily reflects decreased prepayment speeds on mortgage-backed securities which led to decreased amortization expense combined with proceeds from lower yielding matured securities being reinvested into higher yielding securities due to the overall higher interest rate environment.  The higher overall interest rate environment during 2006 when compared to 2005 contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to the lower long-term interest rate level experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments, federal funds sold and other interest earning assets increased $1.2 million, or 4.2%, to $30.4 million, for the six months ended June 30, 2006 when compared to $29.2 million for the same period in 2005.  Interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $248,000, or 51.9%, to $726,000 for the six months ended June 30, 2006, when compared to $478,000 for the same period in 2005 as a result of the increase in the average balance and the average yield from 3.30% in 2005 to 4.81% for the six months ended June 30, 2006, which was due to higher short-term interest rates.  For the three months ended June 30, 2006, average FHLB stock and other investments, federal funds sold and other interest earning assets increased $242,000, or 0.8%, to $29.9 million, when compared to $29.6 million for the same period in 2005.  For the three months ended June 30, 2006, interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $111,000, or 43.9%, to $364,000, when compared to $253,000 for the same period in 2005 primarily as a result of the increase in the average yield from 3.42% in 2005 to 4.89% in 2006.  The Federal Housing Finance Board, the agency that regulates the FHLB, has proposed a regulation that would establish a minimum retained earnings requirement for each FHLB and impose new restrictions on the timing and form of dividends.  The Company is not certain how or if the proposed legislation will impact FHLB dividend payments to the Company in future periods.

Total interest expense increased $7.8 million, or 44.5%, to $25.4 million during the six months ended June 30, 2006 as compared to $17.6 million during the same period in 2005.  The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including deposits, brokered CDs and FHLB advances, of $130.6 million, or 10.3%, and an increase in the average yield on interest bearing liabilities from 2.79% for the six months ended June 30, 2005 to 3.65% for the six months ended June 30, 2006.  For the three months ended June 30, 2006, total interest expense increased $4.3 million, or 47.5%, to $13.4 million, compared to $9.1 million for the same period in 2005 primarily as a result of the increase in average interest bearing liabilities and an increase in the average yield on interest bearing liabilities.  Average interest bearing liabilities increased $150.0 million, or 11.8%, and the average yield on interest bearing liabilities increased from 2.87% for the three month period ending June 30, 2005 to 3.79% for the three month period ending June 30, 2006.

Average interest bearing deposits increased $143.6 million, or 20.6%, to $841.9 million during the six months ended June 30, 2006 when compared to $698.2 million for the same period in 2005 and the average rate paid increased from 2.15% for the six month period ended June 30, 2005 to 3.27% for the same period in 2006.  For the three months ended June 30, 2006, average interest bearing deposits increased $160.1 million, or 22.7%, when compared to the same period in 2005 and the average rate paid increased from 2.28% for the three month period ending June 30, 2005 to 3.43% for the three month period ending June 30, 2006.  Interest expense for interest bearing deposits for the three and six months ended June 30, 2006, increased $3.4 million, or 84.5%, and $6.2 million, or 83.9%, when compared to the same periods in 2005 due to the increase in the average balance and yield.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $124.2 million, or 50.7%, to $369.0 million for the six months ended June 30, 2006, when compared to $244.8 million for the same period in 2005.  Interest expense associated with short-term interest bearing liabilities increased $3.5 million, or 85.5%, and the average rate paid increased 78 basis points to 4.15% for the six month period ended June 30, 2006 when compared to 3.37% for the same period in 2005.  For the three months ended June 30, 2006, short-term interest bearing liabilities increased $129.7 million, or 52.1%, when compared to the same period in 2005.  Interest expense associated with short-term interest bearing liabilities increased $1.9 million, or 87.9%, and the average rate paid increased 82 basis points to 4.28% for the three month period ended June 30, 2006 when compared to 3.46% for the same period in 2005.  The increase in the interest expense for the three and six month periods ended June 30, 2006 when compared to 2005 was due to an increase in the average balance and the average yield for short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $137.2 million, or 44.7%, during the six months ended June 30, 2006 to $169.7 million as compared to $307.0 million for the six month period ending June 30, 2005.  Interest expense associated with long-term FHLB advances decreased $2.1 million, or 38.7%, while the average rate paid increased 38 basis points to 3.97% for the six months ended June 30, 2006 when compared to 3.59% for the same period in 2005.  For the three months ended June 30, 2006, long-term interest bearing liabilities decreased $139.9 million, or 48.0%, when compared to the same period in 2005.  Interest expense associated with long-term FHLB advances decreased $1.1 million, or 41.0%, and the average rate paid increased 48 basis points to 4.05% for the three month period ended June 30, 2006 when compared to 3.57% for the same period in 2005.  The decrease in interest expense was due to the fact the decrease in the average balance of long-term interest bearing liabilities more than offset the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt consisting entirely of the Company’s debentures in connection with trust preferred securities issued in 2003, remained the same from June 30, 2005 to June 30, 2006.  Interest expense increased $199,000, or 33.2%, to $798,000 for the six months ended June 30, 2006 when compared to $599,000 for the same period in 2005 as a result of the increase in three month LIBOR.  Interest expense increased $98,000, or 31.1%, to $413,000 for the three months ended June 30, 2006 when compared to $315,000 for the same period in 2005 as a result of the increase in three month LIBOR.  The long-term debt adjusts quarterly at a rate equal to three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2006			June 30, 2005
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$704,827	$22,952	6.57%	$640,177	$19,441	6.12%
Loans Held For Sale	4,645	117	5.08%	4,811	108	4.53%
Securities:
Investment Securities (Taxable)(4)	59,593	1,337	4.52%	54,670	978	3.61%
Investment Securities (Tax-Exempt)(3)(4)	44,994	1,591	7.13%	72,633	2,553	7.09%
Mortgage-backed Securities (4)	874,318	21,386	4.93%	744,863	16,546	4.48%
Federal Home Loan Bank stock and other investments, at cost	29,056	694	4.82%	27,340	453	3.34%
Interest Earning Deposits	691	17	4.96%	725	10	2.78%
Federal Funds Sold	693	15	4.36%	1,159	15	2.61%
Total Interest Earning Assets	1,718,817	48,109	5.64%	1,546,378	40,104	5.23%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,926			41,843
Bank Premises and Equipment	33,534			30,344
Other Assets	41,854			46,076
Less: Allowance for Loan Loss	(7,139)			(6,920)
Total Assets	$1,832,992			$1,657,721

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,663	$312	1.24%	$50,872	$239	0.95%
Time Deposits	433,362	8,827	4.11%	339,916	4,890	2.90%
Interest Bearing Demand Deposits	357,837	4,519	2.55%	307,435	2,298	1.51%
Short-term Interest Bearing Liabilities	368,963	7,587	4.15%	244,794	4,089	3.37%
Long-term Interest Bearing Liabilities — FHLB Dallas	169,749	3,345	3.97%	306,952	5,459	3.59%
Long-term Debt (5)	20,619	798	7.70%	20,619	599	5.78%
Total Interest Bearing Liabilities	1,401,193	25,388	3.65%	1,270,588	17,574	2.79%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	311,844			269,138
Other Liabilities	11,014			14,014
Total Liabilities	1,724,051			1,553,740

SHAREHOLDERS’ EQUITY	108,941			103,981
Total Liabilities and Shareholders’ Equity	$1,832,992			$1,657,721

NET INTEREST INCOME		$22,721			$22,530
NET YIELD ON AVERAGE EARNING ASSETS			2.67%			2.94%

NET INTEREST SPREAD			1.99%			2.44%

(1)             Interest on loans includes fees on loans which are not material in amount.

(2)             Interest income includes taxable-equivalent adjustments of $1,113 and $1,131 for the six months ended June 30, 2006 and 2005, respectively.

(3)             Interest income includes taxable-equivalent adjustments of $502 and $809 for the six months ended June 30, 2006 and 2005, respectively.

(4)             For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)             Southside Statutory Trust III

Note:           As of June 30, 2006 and 2005, loans totaling $1,424 and $1,710, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter,  interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2006			June 30, 2005
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$715,423	$11,816	6.62%	$649,080	$9,958	6.15%
Loans Held For Sale	4,826	64	5.32%	4,635	50	4.33%
Securities:
Investment Securities (Taxable)(4)	51,840	594	4.60%	48,344	470	3.90%
Investment Securities (Tax-Exempt)(3)(4)	40,557	720	7.12%	68,970	1,223	7.11%
Mortgage-backed Securities (4)	897,645	11,149	4.98%	746,381	8,305	4.46%
Federal Home Loan Bank stock and other investments, at cost	28,507	350	4.92%	27,469	237	3.46%
Interest Earning Deposits	825	8	3.89%	886	7	3.17%
Federal Funds Sold	543	6	4.43%	1,278	9	2.82%
Total Interest Earning Assets	1,740,166	24,707	5.69%	1,547,043	20,259	5.25%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,345			40,241
Bank Premises and Equipment	33,549			30,286
Other Assets	39,442			48,671
Less: Allowance for Loan Loss	(7,200)			(6,867)
Total Assets	$1,849,302			$1,659,374

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$51,402	$165	1.29%	$51,113	$130	1.02%
Time Deposits	460,139	4,897	4.27%	349,216	2,632	3.02%
Interest Bearing Demand Deposits	354,549	2,342	2.65%	305,639	1,252	1.64%
Short-term Interest Bearing Liabilities	378,536	4,037	4.28%	248,793	2,149	3.46%
Long-term Interest Bearing Liabilities — FHLB Dallas	151,794	1,534	4.05%	291,662	2,599	3.57%
Long-term Debt (5)	20,619	413	7.92%	20,619	315	6.04%
Total Interest Bearing Liabilities	1,417,039	13,388	3.79%	1,267,042	9,077	2.87%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	313,422			275,185
Other Liabilities	11,958			14,181
Total Liabilities	1,742,419			1,556,408

SHAREHOLDERS’ EQUITY	106,883			102,966
Total Liabilities and Shareholders’ Equity	$1,849,302			$1,659,374

NET INTEREST INCOME		$11,319			$11,182
NET YIELD ON AVERAGE EARNING ASSETS			2.61%			2.90%

NET INTEREST SPREAD			1.90%			2.38%

(1)             Interest on loans includes fees on loans which are not material in amount.

(2)             Interest income includes taxable-equivalent adjustments of $552 and $579 for the three months ended June 30, 2006 and 2005, respectively.

(3)             Interest income includes taxable-equivalent adjustments of $230 and $392 for the three months ended June 30, 2006 and 2005, respectively.

(4)             For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

(5)             Southside Statutory Trust III

Note:           As of June 30, 2006 and 2005, loans totaling $1,424 and $1,710, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

The Company earns noninterest income from a variety of sources which include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, income is earned from the sale of loans and securities, trust services provided, bank owned life insurance, brokerage services, and other fee generating programs the Company either provides or participates in.

Noninterest income was $11.1 million for the six months ended June 30, 2006 compared to $10.4 million for the same period in 2005, representing an increase of $695,000, or 6.7%.  For the three months ended June 30, 2006, noninterest income was $6.0 million, compared to $5.6 million for the same period in 2005, an increase of $354,000, or 6.3%.

During the six months ended June 30, 2006, the Company had a gain on the sale of AFS securities of $224,000 compared to losses of $56,000 for the same period in 2005.  Gains on the sale of AFS securities for the three months ended June 30, 2006 were $101,000 compared to $160,000 for the same period in 2005.  The market value of the AFS securities portfolio at June 30, 2006 was $741.6 million with a net unrealized loss on that date of $17.4 million.  The net unrealized loss is comprised of $19.4 million in unrealized losses and $2.0 million in unrealized gains.  The market value of the HTM securities portfolio at June 30, 2006 was $240.3 million with a net unrealized loss on that date of $6.9 million.  The net unrealized loss is comprised of $6.9 million in unrealized losses and $17,000 in unrealized gains.  The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio and reduce alternative minimum tax.  During the first six months of 2006, the Company sold tax-free municipal securities to reduce alternative minimum tax, and also sold selected poor risk reward mortgage-backed securities.  In addition, the Company sold agency debentures where collateral was no longer needed for public fund deposits.

Deposit services income increased $260,000, or 7.1%, and $342,000, or 4.8%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005 primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $93,000, or 30.0%, and $168,000, or 26.3%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005 due to growth experienced in the Company’s trust department.

Gain on sale of loans decreased $180,000, or 27.7%, and $177,000, or 17.4%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005 due to the gain of $248,000 from the sale of $6.2 million in student loans during the three months ended June 30, 2005.

Bank owned life insurance (“BOLI”) income increased $12,000, or 4.7%, and $67,000, or 15.2%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005 primarily as a result of an increase in the average balance of cash surrender value associated with the Company’s BOLI which was partially offset by a decrease in the overall yield associated with the BOLI.

Other noninterest income increased $228,000, or 41.2%, and $15,000, or 1.2%, for the three and six months ended June 30, 2006, respectively, primarily as a result of a recovery of a loss from 2005, increases in brokerage services income, other fee income and Travelers Express income.  These increases were offset by decreases on gain of sale of automobiles and a special distribution of $286,000 received during the six months ended June 30, 2005 as a result of the merger of the Pulse EFT Association with Discover Financial Services.

Noninterest Expense

The Company incurs numerous types of noninterest expenses associated with the operation of the Company’s various business activities, the largest of which are salaries and employee benefits.  In addition, the Company incurs numerous other expenses, the largest of which are detailed in the Consolidated Statements of Income.

Noninterest expense was $11.6 million and $23.0 million for the three and six months ended June 30, 2006, respectively, compared to $11.1 million and $21.6 million for the same periods in 2005, respectively, representing increases of $485,000, or 4.4%, and $1.4 million, or 6.3%, respectively.

Salaries and employee benefits expense increased $162,000, or 2.3%, and $724,000, or 5.2%, during the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005.  Direct salary expense and payroll taxes increased $509,000, or 9.2%, and $1.2 million, or 10.7%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005.  These increases were the result of normal salary increases and higher staffing levels associated with both the continued branch expansion and the Company’s regional lending initiative.  While continued expansion has and will continue to impact short-term earnings, the Company believes the potential long-term benefits to the Company should greatly outweigh the short-term expense.  Retirement expense decreased $247,000, or 28.2%, and $343,000, or 21.4%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006.  The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005 and the assumed long-term rate of return is 7.875% and the assumed discount rate is 5.625%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

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

Health and life insurance expense decreased $100,000, or 13.9%, and $110,000, or 8.0%, for the three and six months ended June 30, 2006, respectively, when compared to the same periods in 2005 due to decreased health claims expense.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2006.

Occupancy expense increased $119,000 or 11.0%, and $251,000, or 11.8%, for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 due primarily to the addition of five branch locations since June 30, 2005.

ATM expense increased $113,000, or 69.8%, and $143,000, or 47.4%, for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase was primarily due to increased point of sale activity and new billing system from the Company’s service provider.

Professional fees increased $69,000, or 27.7%, and $134,000, or 26.9%, for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase occurred primarily due to legal fees associated with legal matters and litigation resulting from the normal course of business.

Other expense increased $138,000, or 5.9%, for the six months ended June 30, 2006 compared to the same period in 2005. For the three months ended June 30, 2006, other expense decreased slightly $11,000, or 0.9% compared to the same period in 2005.  The increase for the six months ended June 30, 2006 occurred primarily due to increases in computer fees, telephone expense, bank analysis fees, and stored value card expense that were partially offset by decreases in other losses.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2006 was $4.5 million and $8.4 million, respectively, compared to $4.5 million and $8.9 million, respectively, for the same period in 2005.

Income tax expense was $1.7 million for the six months ended June 30, 2006 compared to $1.6 million for the six months ended June 30, 2005.  The effective tax rate as a percentage of pre-tax income was 19.8% for the six months ended June 30, 2006 compared to 18.0% for the six months ended June 30, 2005.  The increase in the effective tax rate and income tax expense for 2006 was due to the decrease in tax-exempt income as a percentage of pre-tax income for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.

The Company decreased its municipal securities portfolio during 2005 and the first six months of 2006 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to grow its municipal loan portfolio.  The Company is addressing the appropriate level of tax free income so as to minimize any alternative minimum tax position in the future.  Based on this information, management believes the alternative minimum tax position is reversible in the future and no valuation allowance against the related deferred tax asset is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Act did not impact the Company’s income tax expense during the six months ended June 30, 2006.  The Company cannot predict how the Act will affect its income tax expense in the future.

Capital Resources

Total shareholders’ equity for the Company at June 30, 2006, was $105.2 million, representing a decrease of $4.1 million from December 31, 2005, and represented 5.6% of total assets at June 30, 2006 compared to 6.1% of total assets at December 31, 2005.  Decreases to shareholders’ equity consisted of $9.2 million in accumulated other comprehensive loss and $2.6 million in dividends paid.  Increases to shareholders’ equity consisted of net income of $6.8 million and the issuance of $833,000 in common stock (94,803 shares) through the Company’s incentive stock option and dividend reinvestment plans, which partially offset the decreases in shareholders’ equity at June 30, 2006.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  The Company’s $20 million of trust preferred securities is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements.  At June 30, 2006, the Company and the Bank exceeded all regulatory minimum capital requirements.

The Federal Deposit Insurance Act requires bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution’s treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.  Prompt corrective action, and other discretionary actions could have a material effect on the Company’s financial condition and results of operation.

It is management’s intention to maintain the Company’s capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either the Company or the Bank not exceed earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends is at the discretion of the Board of Directors, and will depend upon future earnings, the financial condition of the Company, and other related factors.

Liquidity and Interest Rate Sensitivity

Liquidity management involves the ability to convert assets to cash with a minimum of loss to enable the Company to meet its obligations to its customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2006, these investments were 15.2% of total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios, interest rate spreads and margins, interest rate simulation tests utilizing various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining the Company’s overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact of net interest income of several different interest rate scenarios.  By utilizing this technology, the Company can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates.  Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans.  Municipal loans are made to municipalities and school districts throughout the state of Texas.  The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as the Company continues developing strategies to expand its lending territory.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	June 30,	December 31,	June 30,
	2006	2005	2005
	(unaudited)
Real Estate Loans:
Construction	$33,084	$35,765	$40,050
1-4 Family Residential	222,332	199,812	184,785
Other	173,776	162,147	158,117
Commercial Loans	104,623	91,456	85,762
Municipal Loans	105,316	109,003	113,123
Loans to Individuals	84,793	82,181	77,394
Total Loans	$723,924	$680,364	$659,231

The Company’s 1-4 family residential mortgage loans increased $22.5 million, or 11.3%, to $222.3 million for the six month period ended June 30, 2006 from $199.8 million at December 31, 2005, and $37.5 million, or 20.3%, from $184.8 million at June 30, 2005.  Commercial loans increased $13.2 million, or 14.4% to $104.6 million for the six month period ended June 30, 2006 from $91.5 million at December 31, 2005, and $18.9 million, or 22.0%, from $85.8 million at June 30, 2005.  Commercial real estate loans increased $11.6 million, or 7.2% to $173.8 million for the six month period ended June 30, 2006 from $162.1 million at December 31, 2005, and $15.7 million, or 9.9%, from $158.1 million at June 30, 2005.  Loans to individuals increased $2.6 million, or 3.2% to $84.8 million for the six month period ended June 30, 2006 from $82.2 million at December 31, 2005, and $7.4 million, or 9.6%, from $77.4 million at June 30, 2005.  The increase in these loan categories is due to the Company’s continued strong commitment in these areas.

The increases discussed above were partially offset by decreases in municipal and construction loans.  Municipal loans decreased $3.7 million, or 3.4% to $105.3 million for the six month period ended June 30, 2006 from $109.0 million at December 31, 2005, and $7.8 million, or 6.9%, from $113.1 million at June 30, 2005 due in part to the Company’s desire to reduce its alternative minimum tax position.  Construction loans decreased $2.7 million, or 7.5% to $33.1 million for the six month period ended June 30, 2006 from $35.8 million at December 31, 2005, and $7.0 million, or 17.4%, from $40.1 million at June 30, 2005.

Loan Loss Experience and Allowance for Loan Losses

The loan loss allowance is based on the most current review of the loan portfolio.  Several methods are used to maintain the review in the most current manner.  First, the servicing officer has the primary responsibility for updating significant changes in a customer’s financial position.  Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt.  Second, the internal loan review department for the Company is responsible for an ongoing review of the Company’s loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  This list for loan and loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

Industry experience shows that a portion of the Company’s loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Company’s control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Management’s determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

As of June 30, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.3 million was adequate to cover probable losses in the portfolio.

For the three and six months ended June 30, 2006, loan charge-offs were $744,000 and $1.4 million and recoveries were $449,000 and $974,000, resulting in net charge-offs of $295,000 and $473,000, respectively.  For the three and six months ended June 30, 2005, loan charge-offs were $634,000 and $1.3 million and recoveries were $362,000 and $711,000, resulting in net charge-offs of $272,000 and $565,000, respectively.  The necessary provision expense was estimated at $448,000 and $729,000 for the three and six months ended June 30, 2006.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at June 30, 2006 were $3.2 million, an increase of $180,000, or 5.9%, from $3.1 million at December 31, 2005.  From December 31, 2005 to June 30, 2006, nonaccrual loans decreased $307,000, or 17.7%, to $1.4 million.  Of the total at June 30, 2006, 12.4% are residential real estate loans, 44.7% are commercial real estate loans, 19.3% are commercial loans, 14.8% are loans to individuals and 8.8% are construction loans.  OREO increased $696,000, or 480.0%, to $841,000 at June 30, 2006 from $145,000 at December 31, 2005.  Approximately $375,000 of the increase in OREO represented a residential dwelling and $328,000 represented a commercial building.  Of the total OREO at June 30, 2006, 49.1% consist of residential dwellings, and 50.9% consist of commercial real estate.  The Company is actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due decreased $253,000, or 26.8%, to $692,000.  Repossessed assets increased $31,000, or 310.0%, to $41,000.  Approximately $16,000 of the repossessed assets at June 30, 2006 represented one loan with an SBA guarantee of 85.0%.  Restructured loans increased $13,000, or 5.8%, to $239,000.

Expansion

The Company did not open any new locations during the three months ended June 30, 2006.

Accounting Pronouncements

See “Note 7 - Accounting Pronouncements” in the Company’s financial statements in this report.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk through its ALCO.  The ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations to the Board for adjusting this position.  In addition, the Board reviews the Company’s asset/liability position on a monthly basis.  The Company primarily uses two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and MVPE modeling.  Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  The Company’s policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  The Company’s policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of June 30, 2006 were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 12%.  Due to the level of the Company’s interest bearing demand and savings deposit rates at June 30, 2006, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results in the event of certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $5.5 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $7.1 million are classified in the one-year category.  Nonaccrual loans totaling $1.4 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Twelve Months Ending June 30,
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Loans:
Fixed Rate	$176,068	$98,837	$50,722	$31,946	$21,207	$115,091	$493,871	$494,376
	6.55%	6.50%	6.47%	6.32%	6.39%	5.68%	6.31%
Adjustable Rate	54,478	13,737	10,103	2,944	6,307	148,180	235,749	235,749
	8.21%	8.29%	7.79%	8.43%	8.17%	6.43%	7.08%
Mortgage-backed Securities:

Fixed Rate	207,704	181,105	157,170	129,667	95,692	124,076	895,414	888,581
	5.26%	5.10%	5.01%	4.93%	4.89%	4.70%	5.02%
Adjustable Rate	872	744	631	1,197	—	—	3,444	3,444
	4.91%	4.97%	5.03%	5.09%	—	—	5.01%
Investments and Other Interest Earning Assets:
Fixed Rate	33,017	3,786	1,545	5,106	2,436	70,233	116,123	116,103
	5.22%	4.89%	6.16%	4.71%	6.49%	6.05%	5.73%
Adjustable Rate	—	—	—	—	—	5,968	5,968	5,968
	—	—	—	—	—	7.11%	7.11%
Total Interest Earning Assets	$472,139	$298,209	$220,171	$170,860	$125,642	$463,548	$1,750,569	$1,744,221
	6.08%	5.71%	5.48%	5.24%	5.34%	5.73%	5.71%
Savings Deposits	$5,179	$2,589	$2,589	$2,589	$2,589	$36,252	$51,787	$51,787
	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%
NOW Deposits	79,765	5,254	5,254	5,254	5,254	73,554	174,335	174,335
	4.34%	0.80%	0.80%	0.80%	0.80%	0.80%	2.42%
Money Market Deposits	23,152	7,717	7,717	7,717	7,717	23,153	77,173	77,173
	3.10%	3.10%	3.10%	3.10%	3.10%	3.10%	3.10%
Platinum Money Market	52,208	7,925	7,925	7,925	7,925	9,322	93,230	93,230
	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Certificates of Deposit	314,684	39,341	30,990	39,638	32,277	13,114	470,044	464,813
	4.25%	4.01%	4.65%	5.00%	5.24%	5.47%	4.42%
FHLB Advances	354,456	82,195	36,175	33,228	17,525	2,648	526,227	518,924
	4.28%	4.06%	4.48%	4.62%	5.21%	5.15%	4.32%
Other Borrowings	15,500	—	—	—	—	20,619	36,119	36,119
	5.45%	—	—	—	—	8.44%	7.16%
Total Interest Bearing Liabilities	$844,944	$145,021	$90,650	$96,351	$73,287	$178,662	$1,428,915	$1,416,381
	4.20%	3.80%	4.03%	4.26%	4.36%	2.63%	3.96%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 15% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%.  At June 30, 2006, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At June 30, 2006, of the $898.9 million of mortgage-backed and related securities held by the Company, $895.4 million were secured by fixed-rate mortgage loans and $3.4 million were secured by floating-rate mortgage loans.

The Company assumes 70% of savings accounts and nonpublic fund transaction accounts at June 30, 2006, are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  The Company assumes 30% of money market accounts at June 30, 2006 are core deposits and are, therefore, expected to mature after five years.  The Company assumes 10% of its platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity certificates of deposit reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  No change in the Company’s internal controls over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s last fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                            LEGAL PROCEEDINGS

The Company is a party to legal proceedings arising in the normal course of business.  Management of the Company believes that such litigation, individually or in the aggregate, is not material to the financial condition or results of the operations of the Company or the Bank.

ITEM 1A.                                  RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — Item 1A. and Part II — Item 7, of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

ITEM 2.                                            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.                                            DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)             An annual meeting of shareholders was held on April 20, 2006.

(b)            The election of four directors (terms expiring at the 2009 Annual Meeting) were as follows:

	FOR	WITHHELD
Herbert C. Buie	8,500,919	92,330
Robbie N. Edmonson	8,510,635	82,614
Michael D. Gollob	8,486,356	106,893
Joe Norton	8,510,524	82,725

(c)             Approval of such other business as may come before the meeting or any adjournments thereof.

FOR	AGAINST	ABSTAIN
7,943,076	548,012	102,161

There was no new business presented at the meeting.

ITEM 5.                                            OTHER INFORMATION

Not Applicable

ITEM 6.          EXHIBITS

Exhibit No.
* 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.
(Registrant)

		BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 2, 2006

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE:	August 2, 2006

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002