Form 10-Q
period 2006-09-30
SOUTHSIDE BANCSHARES INC
filed 2006-11-01
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐.  No☒.

The number of shares of the issuer’s common stock, par value $1.25, outstanding as of October 25, 2006 was 12,309,981 shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$42,578	$51,279
Interest earning deposits	550	550
Total cash and cash equivalents	43,128	51,829
Federal funds sold	6,225	—
Investment securities:
Available for sale, at estimated fair value	85,679	121,240
Held to maturity, at cost	1,349	—
Mortgage-backed and related securities:
Available for sale, at estimated fair value	656,787	592,435
Held to maturity, at cost	236,259	229,321
Federal Home Loan Bank stock, at cost	26,308	28,729
Other investments, at cost	881	878
Loans held for sale	2,044	4,281
Loans:
Loans	741,534	680,364
Less: allowance for loan losses	(7,354)	(7,090)
Net Loans	734,180	673,274
Premises and equipment, net	33,087	33,610
Interest receivable	9,469	9,304
Deferred tax asset	4,058	3,226
Other assets	41,837	35,335

TOTAL ASSETS	$1,881,291	$1,783,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$316,307	$310,541
Interest bearing	894,574	800,272
Total Deposits	1,210,881	1,110,813
Short-term obligations:
Federal funds purchased	4,950	2,400
FHLB Dallas advances	360,112	312,271
Other obligations	1,783	2,174
Total Short-term obligations	366,845	316,845
Long-term obligations:
FHLB Dallas advances	144,268	208,413
Long-term debt	20,619	20,619
Total Long-term obligations	164,887	229,032
Other liabilities	22,029	17,482
TOTAL LIABILITIES	1,764,642	1,674,172

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 8)

Shareholders’ equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 14,028,718 and 13,306,241 shares issued)	17,536	16,633
Paid-in capital	100,219	87,962
Retained earnings	27,194	32,054
Treasury stock (1,718,737 shares at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(5,450)	(4,509)
TOTAL SHAREHOLDERS’ EQUITY	116,649	109,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,881,291	$1,783,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Interest income
Loans	$12,089	$10,072	$34,045	$28,490
Investment securities – taxable	569	473	1,906	1,451
Investment securities – tax-exempt	541	762	1,630	2,506
Mortgage-backed and related securities	11,521	8,833	32,907	25,379
Federal Home Loan Bank stock and other investments	352	283	1,046	736
Other interest earning assets	29	15	61	40
Total interest income	25,101	20,438	71,595	58,602
Interest expense
Deposits	8,126	4,574	21,784	12,001
Short-term obligations	4,649	2,721	12,236	6,810
Long-term obligations	1,964	2,755	6,107	8,813
Total interest expense	14,739	10,050	40,127	27,624
Net interest income	10,362	10,388	31,468	30,978
Provision for loan losses	226	485	955	947
Net interest income after provision for loan losses	10,136	9,903	30,513	30,031
Noninterest income
Deposit services	4,036	3,775	11,452	10,849
Gain (loss) on sale of securities available for sale	254	24	478	(32)
Gain on sale of loans	521	414	1,363	1,433
Trust income	423	394	1,230	1,033
Bank owned life insurance income	260	231	769	673
Other	692	536	1,959	1,788
Total noninterest income	6,186	5,374	17,251	15,744
Noninterest expense
Salaries and employee benefits	6,944	6,776	21,674	20,782
Occupancy expense	1,224	1,056	3,598	3,179
Equipment expense	239	204	667	624
Advertising, travel & entertainment	366	440	1,290	1,457
ATM expense	254	165	699	467
Director fees	131	144	443	459
Supplies	152	134	504	455
Professional fees	373	355	1,006	854
Postage	155	149	460	423
Other	1,282	1,100	3,776	3,456
Total noninterest expense	11,120	10,523	34,117	32,156

Income before federal income tax expense	5,202	4,754	13,647	13,619
Provision for federal income tax expense	1,150	921	2,824	2,514

Net Income	$4,052	$3,833	$10,823	$11,105

Earnings per common share – basic	$0.33	$0.32	$0.88	$0.92
Earnings per common share – diluted	$0.32	$0.31	$0.85	$0.88
Dividends declared per common share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

						Accumulated
						Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Income	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$11,105			11,105			11,105
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(3,707)					(3,707)	(3,707)
Comprehensive income	$7,398
Common stock issued (208,733 shares)		261	1,228				1,489
Tax benefit of incentive stock options			571				571
Dividends paid on common stock				(3,711)			(3,711)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,362	(11,042)			—
Balance at September 30, 2005		$16,549	$87,429	$30,070	$(22,850)	$(5.751)	$105,447
Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$10,823			10,823			10,823
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(941)					(941)	(941)
Comprehensive income	$9,882
Common stock issued (139,723 shares)		175	1,098				1,273
Stock compensation expense			20				20
Tax benefit of incentive stock options			161				161
Dividends paid on common stock				(3,977)			(3,977)
Stock dividend		728	10,978	(11,706)			—
Balance at September 30, 2006		$17,536	$100,219	$27,194	$(22,850)	$(5,450)	$116,649

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$10,823	$11,105
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,708	1,625
Amortization of premium	4,479	6,661
Accretion of discount and loan fees	(1,477)	(845)
Provision for loan losses	955	947
Stock compensation expense	20	—
(Increase) decrease in interest receivable	(165)	43
Increase in other assets	(6,119)	(5,324)
Net change in deferred taxes	(347)	(67)
Increase in interest payable	739	659
Increase in other liabilities	3,417	3,581
Decrease in loans held for sale	2,237	1,622
(Gain) loss on sale of available for sale securities	(478)	32
Gain on sale of assets	(1)	(66)
Loss (gain) on sale of other real estate owned	10	(13)
Net cash provided by operating activities	15,801	19,960

INVESTING ACTIVITIES:
Net increase in federal funds sold	(6,225)	—
Proceeds from sales of investment securities available for sale	47,634	77,292
Proceeds from sales of mortgage-backed securities available for sale	50,617	75,206
Proceeds from maturities of investment securities available for sale	14,888	61,406
Proceeds from maturities of mortgage-backed securities available for sale	80,104	95,352
Proceeds from maturities of mortgage-backed securities held to maturity	25,970	20,327
Proceeds from redemption of Federal Home Loan Bank stock	3,413	—
Purchases of investment securities available for sale	(27,369)	(113,670)
Purchases of investment securities held to maturity	(1,348)	—
Purchases of mortgage-backed securities available for sale	(197,451)	(266,899)
Purchases of mortgage-backed securities held to maturity	(33,749)	(9,539)
Purchases of Federal Home Loan Bank stock and other investments	(995)	(2,502)
Net increase in loans	(63,245)	(57,102)
Purchases of premises and equipment	(1,185)	(4,762)
Proceeds from sales of premises and equipment	1	66
Proceeds from sales of other real estate owned	469	166
Proceeds from sales of repossessed assets	302	711
Net cash used in investing activities	(108,169)	(123,948)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings accounts	$(14,409)	$33,077
Net increase in certificates of deposit	114,373	47,257
Net increase (decrease) in federal funds purchased	2,550	(7,500)
Proceeds from FHLB Advances	5,588,804	2,639,154
Repayment of FHLB Advances	(5,605,108)	(2,602,886)
Tax benefit of incentive stock options	161	571
Proceeds from the issuance of common stock	1,273	1,489
Purchase of common stock	—	(4,997)
Dividends paid	(3,977)	(3,711)
Net cash provided by financing activities	83,667	102,454

Net decrease in cash and cash equivalents	(8,701)	(1,534)
Cash and cash equivalents at beginning of period	51,829	49,832
Cash and cash equivalents at end of period	$43,128	$48,298

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$39,388	$26,965
Income taxes paid	2,350	1,900

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$1,164	$910
Payment of 5% stock dividend	11,706	11,042

The accompanying notes are an integral part of these consolidated financial statements

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The term “Company” is used throughout this report to refer to Southside Bancshares, Inc. and its subsidiaries.  The term “Bank” is used to refer to Southside Bank wherever a distinction between Southside Bancshares, Inc. and Southside Bank aids in the understanding of this report.

The consolidated balance sheet as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity and cash flow and notes to the financial statements for the three and nine month periods ended September 30, 2006 and 2005 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Basic Earnings and Shares:
Net Income	$4,052	$3,833	$10,823	$11,105

Weighted-average basic shares outstanding	12,280	12,034	12,239	12,019

Basic Earnings Per Share:
Net Income	$0.33	$0.32	$0.88	$0.92

Diluted Earnings and Shares:
Net Income	$4,052	$3,833	$10,823	$11,105

Weighted-average basic shares outstanding	12,280	12,034	12,239	12,019
Add: Stock options	475	579	475	619
Weighted-average diluted shares outstanding	12,755	12,613	12,714	12,638

Diluted Earnings Per Share:
Net Income	$0.32	$0.31	$0.85	$0.88

For the three and nine month periods ended September 30, 2006 and 2005, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(948)	$322	$(626)
Less: reclassification adjustment for gains included in net income	478	(163)	315
Net unrealized losses on securities	(1,426)	485	(941)

Other comprehensive loss	$(1,426)	$485	$(941)

	Three Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$12,717	$(4,324)	$8,393
Less: reclassification adjustment for gains included in net income	254	(87)	167
Net unrealized gains on securities	12,463	(4,237)	8,226

Other comprehensive income	$12,463	$(4,237)	$8,226

	Nine Months Ended September 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,649)	$1,921	$(3,728)
Less: reclassification adjustment for losses included in net income	(32)	11	(21)
Net unrealized losses on securities	(5,617)	1,910	(3,707)

Other comprehensive loss	$(5,617)	$1,910	$(3,707)

	Three Months Ended September 30, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,340)	$1,816	$(3,524)
Less: reclassification adjustment for gains included in net income	24	(8)	16
Net unrealized losses on securities	(5,364)	1,824	(3,540)

Other comprehensive loss	$(5,364)	$1,824	$(3,540)

4.  Allowance for Probable Loan Losses

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2006	2005	2006	2005
Balance at beginning of period	$7,346	$6,839	$7,090	$6,942
Provision for loan losses	226	485	955	947
Loans charged off	(727)	(791)	(2,174)	(2,067)
Recoveries of loans charged off	509	505	1,483	1,216
Balance at end of period	$7,354	$7,038	$7,354	$7,038

5.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2006	2005	2006	2005
Service cost	$1,004	$1,509	$51	$76
Interest cost	1,642	1,518	138	139
Expected return on assets	(1,743)	(1,594)	—	—
Transition (asset) obligation recognition	—	—	2	2
Net loss recognition	588	482	135	152
Prior service cost amortization	(31)	—	(2)	(1)
Net periodic benefit cost	$1,460	$1,915	$324	$368

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2006	2005	2006	2005
Service cost	$335	$503	$17	$25
Interest cost	547	506	46	47
Expected return on assets	(581)	(532)	—	—
Transition (asset) obligation recognition	—	—	1	1
Net loss recognition	196	161	45	51
Prior service cost amortization	(10)	—	(1)	(1)
Net periodic benefit cost	$487	$638	$108	$123

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $1.5 million to its defined benefit pension plan and $86,000 to its post retirement benefit plan in 2006.  Based on discussions with the Company’s actuaries related to the Pension Protection Act of 2006, the Company revised its expected contribution to its defined benefit pension plan and presently anticipates contributing $2.0 million to its defined benefit plan in 2006.  As of September 30, 2006, $1.0 million of contributions had been made to the defined benefit pension plan, and $60,000 of contributions had been made to the post retirement benefit plan.

6.  Incentive Stock Options

In April 1993, the Company adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (“the ISO Plan”), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.  Prior to January 1, 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and discloses the pro forma information required by SFAS 123 and SFAS 148.  There was no compensation expense recognized for the stock options.

As of January 1, 2006, the Company transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment.  The compensation cost charged against income for the ISO Plan was $6,000 and $20,000 for the three and nine months ended September 30, 2006, respectively.  The financial statements for the three and nine months ended September 30, 2005 have not been restated in connection with the transition to SFAS 123R and do not reflect the recognition of the compensation cost related to the stock options.

A summary of the status of the Company’s nonvested options as of September 30, 2006 is as follows:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	# Shares of Underlying Options	Weighted Average Grant-Date Fair Value	# Shares of Underlying Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	13,138	$4.91	19,697	$4.91
Granted	—	—	—	—
Vested	—	—	(6,559)	$4.91
Forfeited	(1,460)	$4.91	(1,460)	$4.91
Nonvested at end of period	11,678	$4.91	11,678	$4.91

As of September 30, 2006, there was $40,000 of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of 1.50 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003:  dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of 6 years; and expected volatility of 28.90%.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company’s stock-based compensation plans been determined consistent with the requirements of SFAS 123R, the Company’s net income and net income per common share for the three and nine month periods ending September 30, 2005, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005		2005
	As Reported	Pro Forma	As Reported	Pro Forma
FAS 123 Charge	—	$15	—	$56
Net Income	$3,833	$3,818	$11,105	$11,049
Net Income per Common Share-Basic	$0.32	$0.32	$0.92	$0.92
Net Income per Common Share-Diluted	$0.31	$0.31	$0.88	$0.88

The effects of applying SFAS 123R in this pro forma disclosure are not indicative of future amounts.

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

A summary of the status of the Company’s stock options as of September 30, 2006 and 2005 and the changes during the three and nine month periods ended on those dates is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Prices	# Shares of Underlying Options	Weighted Average Exercise Price	# Shares of Underlying Options	Weighted Average Exercise Prices
Outstanding at beginning of the period	649,650	$6.05	856,480	$5.80	725,942	$5.96	970,553	$5.65
Granted	—	—	—	—	—	—	—	—
Exercised	(36,341)	$6.20	(73,225)	$4.60	(112,633)	$5.51	(186,312)	$4.55
Forfeited	(1,460)	$13.24	(214)	$5.51	(1,460)	$13.24	(1,200)	$5.51
Expired	—	—	—	—	—	—	—	—
Outstanding at end of period	611,849	$6.03	783,041	$5.91	611,849	$6.03	783,041	$5.91
Exercisable at end of period	600,171	$5.89	762,309	$5.72	600,171	$5.89	762,309	$5.72

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

		Options Outstanding			Options Exercisable
			Weighted Avg.
			Remaining
Range of		Number	Contract Life	Weighted Avg.	Number	Weighted Avg.
Exercise Prices		Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$5.44	to $6.18	588,161	2.77	$5.74	588,161	$5.74
$13.24	to $13.24	23,688	6.50	$13.24	12,010	$13.24
$5.44	to $13.24	611,849	2.91	$6.03	600,171	$5.89

The total intrinsic value of stock options for the nine months ended September 30, 2006 is summarized as follows (dollars in thousands):

	Number of Shares	Aggregate Intrinsic Value
Options Outstanding	611,849	$12,641
Options Exercisable	600,171	$12,484

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2006 and 2005 were $1.8 million and $2.7 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $621,000 and $847,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $161,000 and $571,000 for the nine months ended September 30, 2006 and 2005, respectively.

7.  Accounting Pronouncements

Statements of Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact that the adoption of this Statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007.  The FASB recently began to discuss making limited exceptions to the scope of SFAS 155.  The new limited scope exception may eliminate SFAS 155’s impact on some mortgage-backed securities.  The Company will not know the impact on its consolidated financial statements until the FASB reaches a final consensus on this issue.

Emerging Issues Task Force Concensuses

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company.  EITF 06-4 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance.”  EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.”  Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.  In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact that the adoption of EITF 06-5 will have on its consolidated financial statements.

Financial Accounting Standards Board Interpretations

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its consolidated financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued by the Company after November 15, 2006.

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

The Company had outstanding unused commitments to extend credit of $107.5 million and $88.8 million at September 30, 2006 and 2005, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2006 and 2005 were $11.9 million and $11.0 million, respectively, and are reflected in the due after one year category.  The Company had outstanding standby letters of credit of $3.3 million and $3.2 million at September 30, 2006 and 2005, respectively.

The scheduled maturities of unused commitments as of September 30, 2006 and 2005 were as follows (in thousands):

	September 30,
	2006	2005
Unused commitments:
Due in one year or less	$55,541	$56,595
Due after one year	51,919	32,155
Total	$107,460	$88,750

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

Securities. In the normal course of business the Company buys and sells securities.  There were $7.8 million unsettled trades to purchase and $4.2 million to sell securities at September 30, 2006.  At December 31, 2005, the Company had recorded in its balance sheet unsettled trades to purchase $7.5 million in securities.  There were no unsettled trades to sell securities at December 31, 2005.

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

The Company reported an increase in net income for the three months and a decrease in net income for the nine months ended September 30, 2006 compared to the same periods in 2005.  Net income for the three and nine months ended September 30, 2006 was $4.1 million and $10.8 million, respectively, compared to $3.8 million and $11.1 million, respectively, for the same periods in 2005.

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

Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.  All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  The Company disclaims any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Critical Accounting Estimates

The accounting and reporting estimates of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The Company considers its critical accounting policies to include the following:

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

As of September 30, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.4 million was adequate to cover probable losses in the portfolio.

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Loss” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” of the Notes to Consolidated Financial Statements in the Company’s latest report on Form 10-K.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, the Company utilizes a cash flow matching analysis to determine a range of appropriate discount rates for the Company’s defined benefit pension and restoration plans.  In developing the cashflow matching analysis, the Company constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2005.  Based on this cash flow matching analysis, the Company was able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  The Company considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2006, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.625%; a long-term rate of return on plan assets of 7.875%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to the Company’s review to identify when a decline in value is other than temporary.  Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; the Company’s ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of the Company’s off-balance-sheet arrangements, commitments and contingencies as of September 30, 2006 and 2005, are included in “Note 8 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

The Company utilizes wholesale funding and securities to enhance its profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs. These funds are invested primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans the Company makes, these securities generally increase the overall quality of the Company’s assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize the Company’s borrowings or other obligations.  While the strategy of investing a substantial portion of the Company’s assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, the Company believes that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced its overall profitability over the last several years.  At this time, the Company utilizes the leverage strategy with the goal of enhancing overall profitability by maximizing the use of the Company’s capital.

Risks associated with the asset structure the Company maintains include a lower net interest rate spread and margin when compared to its peers, changes in the slope of the yield curve, which can reduce the Company’s net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors – Risks Related to the Company’s Business” in the Company’s latest report on Form 10-K.  During 2005, the overnight Fed Funds rate increased significantly while interest rates on long-term, two to ten year, U.S. Treasury notes increased less, creating a relatively flat yield curve at the end of 2005.  During the first nine months of 2006, the interest rate yield curve inverted.  An inverted yield curve is defined as shorter interest rates at a higher level than longer term interest rates.  The Federal Reserve increased the overnight Fed Funds rate by 100 basis points during the first nine months of 2006.  Despite that increase, the yield on the two year treasury only increased 23 basis points and the yield on the 10 year treasury only increased 28 basis points.  During the third quarter ended September 30, 2006, the inversion in the yield curve became more pronounced as the overnight Fed Funds rate did not change while the yield on the two year treasury decreased 47 basis points and the yield on the ten year treasury decreased 51 basis points.  Should the inverted yield curve continue or should the yield curve invert more, the Company’s net interest margin and spread could continue to decrease.  The Company’s asset structure, spread and margin requires an increase in the need to monitor the Company’s interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact the Company’s equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by the Company’s Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” included in this report.

In conjunction with the leverage strategy, the Company will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth.  If adequate quality loan growth is not available to achieve the Company’s goal of enhancing profitability by maximizing the use of capital, as described above, then the Company could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should the Company determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, the Company could adjust the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the nine months ended September 30, 2006, the Company’s loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease.  At September 30, 2006, the securities portfolio as a percentage of total assets decreased slightly to 53.5% from 54.5% at December 31, 2005.  Due to the current interest rate environment, the Company anticipates it will continue reducing the securities portfolio during the fourth quarter of 2006 by reinvesting only a portion of cashflows received.  During the third quarter of 2006, the Company reduced its investment and mortgage-backed securities approximately $21 million as investment and mortgage-backed securities not including the net unrealized loss on available securities decreased from $1,006.2 million at June 30, 2006 to $985.2 million at September 30, 2006.  The Company’s treasury strategy will be reevaluated as market conditions warrant. The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs and security spreads change, the Company’s determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, the Company will continue to utilize a combination of FHLB advances and deposits to achieve its strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the ALCO.  The Company’s FHLB borrowings at September 30, 2006 decreased 3.1%, or $16.3 million, to $504.4 million from $520.7 million at December 31, 2005.  During the three and nine months ended September 30, 2006, the Company issued $19.8 million and $86.8 million of callable brokered CDs, net of discount, where the Company controls numerous options to call the CDs before the final maturity date.  At September 30, 2006, callable brokered CDs totaled $106.3 million.  These brokered CDs have maturities from approximately 2 to 5.0 years and have calls that the Company controls, all of which are currently six months or less.   The Company is currently utilizing long-term brokered CDs to a greater extent than long-term FHLB funding because the brokered CDs better match overall ALCO objectives by utilizing a long-term funding vehicle that assists in protecting the Bank should interest rates increase, but provides the Bank options to call the funding should interest rates decrease.  The Company’s wholesale funding policy currently allows maximum brokered CDs of $125 million; however, this amount could be increased to match ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  The FHLB funding and the brokered CDs represent wholesale funding sources for the Company.  Due to the dollar amount of brokered CDs issued during the nine months ended September 30, 2006 and the fact that the increase in brokered CDs exceeded non-brokered deposit growth, the Company’s total wholesale funding as a percentage of deposits, not including brokered CDs, increased to 55.3% at September 30, 2006, from 49.5% at December 31, 2005.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on the Company’s funding sources (deposits and borrowings) during a particular period.

Net interest income for the nine months ended September 30, 2006 was $31.5 million, an increase of $490,000, or 1.6%, when compared to the same period in 2005.  Average interest earning assets increased $169.2  million, or 10.8%, to $1.7 billion, while the net interest spread decreased from 2.38% for the nine months ended September 30, 2005 to 1.91% for the same period in 2006 and the net interest margin decreased from 2.89% for the nine months ended September 30, 2005 to 2.61% for the same period in 2006.  Net interest income increased as a result of increases in the Company’s average interest earning assets during the nine months of 2006 when compared to the same period in 2005, which more than offset the decrease in the Company’s net interest margin and spread during the same period.

For the three months ended September 30, 2006, when compared to the same period in 2005, net interest income decreased $26,000, or 0.3%, to $10.4 million, primarily as a result of a decrease in the Company’s net interest margin and spread.  For the three months ended September 30, 2006, when compared to the same period in 2005, average interest earning assets increased $162.9 million, or 10.1%, to $1.8 billion, while the net interest margin and net interest spread decreased to 2.51% and 1.75%, respectively, from 2.80% and 2.25%, respectively.  The decrease in the Company’s net interest margin and net interest spread was due primarily to the inverted yield curve during the three months ended September 30, 2006.  Should the inverted yield curve continue or should the yield curve invert more, the Company’s net interest margin and spread could continue to decrease.  Future changes in interest rates or the yield curve could influence the Company’s net interest margin and net interest spread during future quarters.  Future changes in interest rates could also impact prepayment speeds on the Company’s mortgage-backed securities, which could influence the Company’s net interest margin and net interest spread during future quarters.

During the nine months ended September 30, 2006, average loans, funded by the growth in average deposits, increased $62.9 million, or 9.7%, to $713.8 million, compared to $650.9 million for the same period in 2005.  The average yield on loans increased from 6.17% for the nine months ended September 30, 2005 to 6.66% for the nine months ended September 30, 2006.  For the three months ended September 30, 2006, average loans increased $59.5 million, or 8.9%, to $731.3 million, compared to $671.9 million for the same period in 2005.  The average yield on loans increased from 6.26% for the three months ended September 30, 2005 to 6.84% for the three months ended September 30, 2006.  The increase in interest income on loans of $5.6 million, or 19.5%, to $34.0 million for the nine months ended September 30, 2006, when compared to $28.5 million for the same period in 2005, and the increase in interest income on loans of $2.0 million, or 20.0%, to $12.1 million for the three months ended September 30, 2006, when compared to $10.1 million for the same period in 2005 was the result of an increase in average loans and the average yield.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  Due to the competitive loan pricing environment, the Company anticipates that it may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore profitability.

Average investment and mortgage-backed securities increased $105.3 million, or 11.9%, to $987.9 million, for the nine months ended September 30, 2006, when compared to $882.6 million for the same period in 2005.  This increase was funded by the increase in average deposits which included brokered CDs issued by the Company.  The overall yield on average investment and mortgage-backed securities increased to 5.03% during the nine months ended September 30, 2006, from 4.62% during the same period in 2005.  Interest income from investment and mortgage-backed securities for the nine months ended September 30, 2006 increased $7.1 million, or 24.2%, to $36.4 million compared to $29.3 million for the same period in 2005 due to the increase in average balances and the increase in the overall yield.  For the three months ended September 30, 2006, average investment and mortgage-backed securities increased $102.5 million, or 11.3%, to $1.0 billion, when compared to $903.2 million for the same period in 2005.  The overall yield on average investment and mortgage-backed securities increased to 5.08% during the three months ended September 30, 2006, from 4.59% during the same period in 2005.  Interest income from investment and mortgage-backed securities increased $2.6 million, or 25.5%, to $12.6 million for the three months ended September 30, 2006, compared to $10.1 million for the same period in 2005 due to the increase in average balance and average yield.  The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment.  The higher overall interest rate environment during 2006 when compared to 2005 contributed to a decrease in residential mortgage refinancing nationwide and in the Company’s market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to a lower long-term interest rate level similar to that experienced in May and June of 2003 could impact the Company’s net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments, federal funds sold and other interest earning assets increased $688,000, or 2.3%, to $30.2 million, for the nine months ended September 30, 2006 when compared to $29.5 million for the same period in 2005.  Interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $331,000, or 42.7%, to $1.1 million for the nine months ended September 30, 2006, when compared to $776,000 for the same period in 2005 as a result of the increase in the average balance and the average yield from 3.51% in 2005 to 4.90% for the nine months ended September 30, 2006, which was due to higher short-term interest rates.  For the three months ended September 30, 2006, average FHLB stock and other investments, federal funds sold and other interest earning assets decreased $348,000, or 1.2%, to $29.8 million, when compared to $30.1 million for the same period in 2005.  For the three months ended September 30, 2006, interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $83,000, or 27.9%, to $381,000, when compared to $298,000 for the same period in 2005 primarily as a result of the increase in the average yield from 3.93% in 2005 to 5.08% in 2006 which more than offset the decrease in the average balance.  The Federal Housing Finance Board, the agency that regulates the FHLB, has proposed a regulation that would establish a minimum retained earnings requirement for each FHLB and impose new restrictions on the timing and form of dividends.  The Company is not certain how or if the proposed legislation will impact FHLB dividend payments to the Company in future periods.

Total interest expense increased $12.5 million, or 45.3%, to $40.1 million during the nine months ended September 30, 2006 as compared to $27.6 million during the same period in 2005.  The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including deposits, brokered CDs and FHLB advances, of $128.6 million, or 10.0%, and an increase in the average yield on interest bearing liabilities from 2.87% for the nine months ended September 30, 2005 to 3.79% for the nine months ended September 30, 2006.  For the three months ended September 30, 2006, total interest expense increased $4.7 million, or 46.7%, to $14.7 million, compared to $10.1 million for the same period in 2005 primarily as a result of the increase in average interest bearing liabilities and an increase in the average yield on interest bearing liabilities.  Average interest bearing liabilities increased $124.7 million, or 9.5%, and the average yield on interest bearing liabilities increased from 3.03% for the three month period ended September 30, 2005 to 4.06% for the three month period ended September 30, 2006.

Average interest bearing deposits increased $145.1 million, or 20.5%, to $852.1 million during the nine months ended September 30, 2006, when compared to $706.9 million for the same period in 2005, and the average rate paid increased from 2.27% for the nine month period ended September 30, 2005 to 3.42% for the same period in 2006.  For the three months ended September 30, 2006, average interest bearing deposits increased $148.1 million, or 20.5%, when compared to the same period in 2005 and the average rate paid increased from 2.51% for the three month period ended September 30, 2005 to 3.70% for the three month period ended September 30, 2006.  Interest expense for interest bearing deposits for the three and nine months ended September 30, 2006, increased $3.6 million, or 77.7%, and $9.8 million, or 81.5%, when compared to the same periods in 2005 due to the increase in the average balance and yield.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, increased $113.8 million, or 42.6%, to $380.8 million for the nine months ended September 30, 2006, when compared to $266.9 million for the same period in 2005.  Interest expense associated with short-term interest bearing liabilities increased $5.4 million, or 79.7%, and the average rate paid increased 89 basis points to 4.30% for the nine month period ended September 30, 2006 when compared to 3.41% for the same period in 2005.  For the three months ended September 30, 2006, average short-term interest bearing liabilities increased $93.5 million, or 30.1%, when compared to the same period in 2005.  Interest expense associated with short-term interest bearing liabilities increased $1.9 million, or 70.9%, and the average rate paid increased 109 basis points to 4.57% for the three month period ended September 30,

2006 when compared to 3.48% for the same period in 2005.  The increase in the interest expense for the three and nine month periods ended September 30, 2006 when compared to 2005 was due to an increase in the average balance and the average yield for short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $130.4 million, or 44.8%, during the nine months ended September 30, 2006 to $160.5 million as compared to $290.9 million for the nine month period ending September 30, 2005.  Interest expense associated with long-term FHLB advances decreased $3.0 million, or 38.2%, while the average rate paid increased 43 basis points to 4.05% for the nine months ended September 30, 2006 when compared to 3.62% for the same period in 2005.  For the three months ended September 30, 2006, long-term interest bearing liabilities decreased $116.9 million, or 45.1%, when compared to the same period in 2005.  Interest expense associated with long-term FHLB advances decreased $897,000, or 37.1%, and the average rate paid increased 53 basis points to 4.23% for the three month period ended September 30, 2006 when compared to 3.70% for the same period in 2005.  The decrease in interest expense was due to the fact the decrease in the average balance of long-term interest bearing liabilities more than offset the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt consisting entirely of junior subordinated debentures issued by the Company in 2003 in connection with the issuance of trust preferred securities by “Southside Statutory Trust III” remained the same from September 30, 2005 to September 30, 2006.  Interest expense increased $305,000, or 32.5%, to $1.2 million for the nine months ended September 30, 2006 when compared to $938,000 for the same period in 2005 as a result of the increase in three month LIBOR.  Interest expense increased $106,000, or 31.3%, to $445,000 for the three months ended September 30, 2006 when compared to $339,000 for the same period in 2005 as a result of the increase in three month LIBOR.  The long-term debt adjusts quarterly at a rate equal to three month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2006			September 30, 2005
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$713,764	$35,564	6.66%	$650,862	$30,043	6.17%
Loans Held For Sale	4,783	191	5.34%	4,467	160	4.79%
Securities:
Investment Securities (Taxable)(4)	55,865	1,906	4.56%	51,893	1,451	3.74%
Investment Securities (Tax-Exempt)(3)(4)	44,793	2,389	7.13%	69,499	3,691	7.10%
Mortgage-backed Securities (4)	887,269	32,907	4.96%	761,223	25,379	4.46%
Federal Home Loan Bank stock and other investments, at cost.	28,467	1,046	4.91%	27,686	736	3.55%
Interest Earning Deposits	703	24	4.56%	666	15	3.01%
Federal Funds Sold	1,038	37	4.77%	1,168	25	2.86%
Total Interest Earning Assets	1,736,682	74,064	5.70%	1,567,464	61,500	5.25%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,823			41,579
Bank Premises and Equipment	33,420			30,817
Other Assets	41,307			46,520
Less: Allowance for Loan Loss	(7,212)			(6,918)
Total Assets	$1,848,020			$1,679,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,806	479	1.26%	$50,868	381	1.00%
Time Deposits	450,543	14,340	4.26%	347,037	7,871	3.03%
Interest Bearing Demand Deposits	350,740	6,965	2.66%	309,039	3,749	1.62%
Short-term Interest Bearing Liabilities	380,764	12,236	4.30%	266,924	6,810	3.41%
Long-term Interest Bearing Liabilities – FHLB Dallas	160,517	4,864	4.05%	290,875	7,875	3.62%
Long-term Debt (5)	20,619	1,243	7.95%	20,619	938	6.00%
Total Interest Bearing Liabilities	1,413,989	40,127	3.79%	1,285,362	27,624	2.87%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	313,043			274,850
Other Liabilities	11,827			14,445
Total Liabilities	1,738,859			1,574,657

SHAREHOLDERS’ EQUITY	109,161			104,805
Total Liabilities and Shareholders’ Equity	$1,848,020			$1,679,462

NET INTEREST INCOME		$33,937			$33,876
NET YIELD ON AVERAGE EARNING ASSETS			2.61%			2.89%

NET INTEREST SPREAD			1.91%			2.38%

(1)	Interest on loans includes fees on loans which are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $1,710 and $1,713 for the nine months ended September 30, 2006 and 2005, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $759 and $1,185 for the nine months ended September 30, 2006 and 2005, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)	Southside Statutory Trust III

Note:

As of September 30, 2006 and 2005, loans totaling $1,213 and $1,211, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

AVERAGE BALANCES AND YIELDS

(dollars in thousands)

(unaudited)

	Three Months Ended
	September 30, 2006			September 30, 2005
	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$731,345	$12,612	6.84%	$671,882	$10,602	6.26%
Loans Held For Sale	5,054	74	5.81%	3,791	52	5.44%
Securities:
Investment Securities (Taxable)(4)	48,530	569	4.65%	46,429	473	4.04%
Investment Securities (Tax-Exempt)(3)(4)	44,398	798	7.13%	63,334	1,138	7.13%
Mortgage-backed Securities (4)	912,751	11,521	5.01%	793,412	8,833	4.42%
Federal Home Loan Bank stock and other investments, at cost.	27,309	352	5.11%	28,366	283	3.96%
Interest Earning Deposits	726	7	3.83%	550	5	3.61%
Federal Funds Sold	1,718	22	5.08%	1,185	10	3.35%
Total Interest Earning Assets	1,771,831	25,955	5.81%	1,608,949	21,396	5.28%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	39,685			41,058
Bank Premises and Equipment	33,197			31,747
Other Assets	40,230			47,395
Less: Allowance for Loan Loss	(7,356)			(6,914)
Total Assets	$1,877,587			$1,722,235

LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$51,089	167	1.30%	$50,857	142	1.11%
Time Deposits	484,344	5,513	4.52%	361,048	2,981	3.28%
Interest Bearing Demand Deposits	336,778	2,446	2.88%	312,195	1,451	1.84%
Short-term Interest Bearing Liabilities	403,981	4,649	4.57%	310,463	2,721	3.48%
Long-term Interest Bearing Liabilities – FHLB Dallas	142,352	1,519	4.23%	259,245	2,416	3.70%
Long-term Debt (5)	20,619	445	8.44%	20,619	339	6.43%
Total Interest Bearing Liabilities	1,439,163	14,739	4.06%	1,314,427	10,050	3.03%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	315,404			286,088
Other Liabilities	13,427			15,292
Total Liabilities	1,767,994			1,615,807

SHAREHOLDERS’ EQUITY	109,593			106,428
Total Liabilities and Shareholders’ Equity	$1,877,587			$1,722,235

NET INTEREST INCOME		$11,216			$11,346
NET YIELD ON AVERAGE EARNING ASSETS			2.51%			2.80%

NET INTEREST SPREAD			1.75%			2.25%

(1)	Interest on loans includes fees on loans which are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $597 and $582 for the third quarter ended September 30, 2006 and 2005, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $257 and $376 for the third quarter ended September 30, 2006 and 2005, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)	Southside Statutory Trust III

Note:

As of September 30, 2006 and 2005, loans totaling $1,213 and $1,211, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

The Company earns noninterest income from a variety of sources which include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, income is earned from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs the Company either provides or participates in.

Noninterest income was $17.3 million for the nine months ended September 30, 2006 compared to $15.7 million for the same period in 2005, an increase of $1.5 million, or 9.6%.  For the three months ended September 30, 2006, noninterest income was $6.2 million, compared to $5.4 million for the same period in 2005, an increase of $812,000, or 15.1%.

During the nine months ended September 30, 2006, the Company had a gain on the sale of AFS securities of $478,000 compared to losses of $32,000 for the same period in 2005.  Gains on the sale of AFS securities for the three months ended September 30, 2006 were $254,000 compared to $24,000 for the same period in 2005.  The market value of the AFS securities portfolio at September 30, 2006 was $742.5 million with a net unrealized loss on that date of $5.1 million.  The net unrealized loss is comprised of $9.1 million in unrealized losses and $4.0 million in unrealized gains.  The market value of the HTM securities portfolio at September 30, 2006 was $234.5 million with a net unrealized loss on that date of $3.1 million.  The net unrealized loss is comprised of $3.3 million in unrealized losses and $193,000 in unrealized gains.  The Company sold securities out of its AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio and reduce alternative minimum tax.  During the nine months of 2006, the Company sold tax-free municipal securities to reduce alternative minimum tax, and also sold selected poor risk reward mortgage-backed securities.  In addition, the Company sold government agency debentures where collateral was no longer needed for public fund deposits.

Deposit services income increased $261,000, or 6.9%, and $603,000, or 5.6%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $29,000, or 7.4%, and $197,000, or 19.1%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005 due to growth experienced in the Company’s trust department.

Gain on sale of loans increased $107,000, or 25.8%, for the three months, and decreased $70,000, or 4.9%, for the nine months ended September 30, 2006, respectively, when compared to the same periods in 2005.  The increase for the three months ended September 30, 2006 was due to an increase in loans sold when compared to the same period in 2005.  The decrease for the nine months ended September 30, 2006 was due to the gain of $248,000 from the sale of $6.2 million in student loans during the three months ended June 30, 2005, which more than offset the increase in loans sold during this period in 2006 when compared to 2005.

BOLI income increased $29,000, or 12.6%, and $96,000, or 14.3%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005 primarily as a result of an increase in the average balance of cash surrender value associated with the Company’s BOLI which was partially offset by a decrease in the overall yield associated with the BOLI.

Other noninterest income increased $156,000, or 29.1%, and $171,000, or 9.6%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005.  The increases for the three and nine month periods ended September 30, 2006 were primarily a result of increases in brokerage services income, other fee income, Mastercard income and Travelers Express income.  Additionally, the increase for the nine months ended September 30, 2006 included a recovery of a loss from 2005 on a check of $150,000 received during the second quarter of 2006 that was offset by decreases on gain of sale of automobiles and a special distribution of $286,000 received during the six months ended June 30, 2005 as a result of the merger of the Pulse EFT Association with Discover Financial Services.

Noninterest Expense

The Company incurs numerous types of noninterest expenses associated with the operation of the Company’s various business activities, the largest of which are salaries and employee benefits.  In addition, the Company incurs numerous other expenses, the largest of which are detailed in the Consolidated Statements of Income.

Noninterest expense was $11.1 million and $34.1 million for the three and nine months ended September 30, 2006, respectively, compared to $10.5 million and $32.2 million for the same periods in 2005, respectively, representing increases of $597,000, or 5.7%, and $2.0 million, or 6.1%, respectively.

Salaries and employee benefits expense increased $168,000, or 2.5%, and $892,000, or 4.3%, during the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005.  Direct salary expense and payroll taxes increased $382,000, or 7.1%, and $1.6 million, or 9.5%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005.  These increases were the result of normal salary increases and higher staffing levels associated with both the addition of four branch locations since September 30, 2005, and the Company’s regional lending initiative.  While continued expansion has and will continue to impact short-term earnings, the Company believes the potential long-term benefits to the Company should greatly outweigh the short-term expense.  During the third quarter of 2006, department managers completed an evaluation of work flow in their respective departments, with the primary objective of identifying any opportunities to increase productivity primarily through the use of technology investments with less personnel expense.  In certain departments the evaluations identified the ability to utilize part-time employees to better staff for peak customer transaction times in lieu of full-time employees.  In addition, through normal attrition management is utilizing productivity gains to not replace all of these positions.  The combination of these initiatives resulted in a reduction in full-time employees.  Management estimates the annualized decrease in salaries and benefits associated with the reduction in full-time employees to date, will be approximately $800,000.  Part of this savings should begin to be reflected in net income during the fourth quarter of 2006 and management believes additional savings may be realized in future quarters as management continues to implement productivity opportunities.

Retirement expense decreased $170,000, or 21.3%, and $512,000, or 21.4%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006.  The Company’s actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005.  Specifically, the assumed long-term rate of return was 7.875% and the assumed discount rate was 5.625%.  The Company will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.  On November 3, 2005, the Board of Directors of the Company approved amendments to the Plan which affected future participation in the plan and reduced the accrual of future benefits.  The following is a summary of the amendments to the Plan which became effective in 2006:

•                  Entrance into the Plan by new employees was frozen effective December 31, 2005;

•                  Benefit accruals for current participants were reduced in future periods.  The reduction was effective January 1, 2006 for all individuals who became Plan participants prior to January 1, 2005 and effective January 31, 2006 for all employees hired in 2005 and eligible to participate in the Plan.  The benefit accrual of 2% for the first 20 years of service, 1% for the next 15 years and a formula for the benefit accruals for each service year over 35 years was changed to reduce future benefit accruals for current participants.  The future benefit accrual for current participants was amended to 90% of 1% for the first 35 years of service and the formula for benefit accruals for each year of service over 35 years was reduced by 10%.

Health and life insurance expense decreased $45,000, or 7.2%, and $155,000, or 7.8%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005 due to decreased health claims expense.  The Company has a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2006.

Occupancy expense increased $168,000, or 15.9%, and $419,000, or 13.2%, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due primarily to the addition of four branch locations since September 30, 2005.

ATM expense increased $89,000, or 53.9%, and $232,000, or 49.7%, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase was primarily due to increased point of sale activity and new billing system from the Company’s service provider.

Professional fees increased $18,000, or 5.1%, and $152,000, or 17.8%, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase occurred primarily due to legal fees associated with legal matters and litigation resulting from the normal course of business.

Other expense increased $182,000, or 16.5%, and $320,000, or 9.3%, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase occurred primarily due to increases in computer fees, taxes other than real estate, telephone expense, bank analysis fees, student loan origination and lender fee expense, and stored value card expense that were partially offset by decreases in other losses.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2006 was $5.2 million and $13.6 million, respectively, compared to $4.8 million and $13.6 million, respectively, for the same periods in 2005.

Income tax expense was $1.2 million and $2.8 million for the three and nine months ended September 30, 2006 compared to $921,000 and $2.5 million for the three and nine months ended September 30, 2005.  The effective tax rate as a percentage of pre-tax income was 22.1% and 20.7% for the three and nine months ended September 30, 2006 compared to 19.4% and 18.5% for the three and nine months ended September 30, 2005.  The increase in the effective tax rate and income tax expense for 2006 was due to the decrease in tax-exempt income as a percentage of pre-tax income for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.

The Company decreased its municipal securities portfolio during 2005 and the nine months of 2006 to reduce the overall level of tax free income from the securities portfolio and to allow the Company the opportunity to support its municipal loan portfolio.  The Company continues to review the appropriate level of tax free income so as to minimize any alternative minimum tax position in the future.  Based on the income tax calculation during the first nine months of 2006, the Company reversed approximately 40% of its alternative minimum tax position.  Management believes the remaining alternative minimum tax position is reversible in the future and no valuation allowance against the related deferred tax asset is deemed necessary at this time.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes.  The Act did not impact the Company’s income tax expense during the nine months ended September 30, 2006.  The Company cannot predict how the Act will affect its income tax expense in the future.

Capital Resources

Total shareholders’ equity for the Company at September 30, 2006, was $116.6 million, representing an increase of $7.4 million from December 31, 2005, and represented 6.2% of total assets at September 30, 2006 compared to 6.1% of total assets at December 31, 2005.  Increases to shareholders’ equity consisted of net income of $10.8 million and the issuance of $1.3 million in common stock (139,723 shares) through the Company’s incentive stock option and dividend reinvestment plans, which partially offset the decreases in shareholders’ equity at September 30, 2006.  Decreases to shareholders’ equity consisted of $941,000 in accumulated other comprehensive loss and $4.0 million in dividends paid.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  The Company’s $20 million of trust preferred securities issued by the Company’s subsidiary, Southside Statutory Trust III, is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company’s Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulation, that if undertaken, could have a direct material effect on the Company’s financial statements.  At September 30, 2006, the Company and the Bank exceeded all regulatory minimum capital requirements.

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

Liquidity and Interest Rate Sensitivity

Liquidity management involves the Company’s ability to convert assets to cash with a minimum of loss to enable the Company to meet its obligations to its customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2006, these investments were 16.0% of total assets.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  The Company has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively.  The Company has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of the Company’s public fund deposits.

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

Composition of Loans

One of the Company’s main objectives is to seek attractive lending opportunities in East Texas, primarily in the counties in which it operates.  Substantially all of the Company’s loans are made to borrowers who live in and conduct business in East Texas, with the exception of municipal loans.  Municipal loans are made to municipalities, school districts and colleges throughout the state of Texas.  The Company looks forward to the possibility that its loan growth may begin to accelerate in the future as it continues developing strategies to expand its lending territory.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	September 30,	December 31,	September 30,
	2006	2005	2005
	(unaudited)
Real Estate Loans:
Construction	$35,717	$35,765	$39,667
1-4 Family Residential	226,128	199,812	195,342
Other	176,636	162,147	162,886
Commercial Loans	114,090	91,456	86,280
Municipal Loans	100,994	109,003	112,797
Loans to Individuals	87,969	82,181	82,197
Total Loans	$741,534	$680,364	$679,169

The Company’s 1-4 family residential mortgage loans increased $26.3 million, or 13.2%, to $226.1 million for the nine month period ended September 30, 2006 from $199.8 million at December 31, 2005, and $30.8 million, or 15.8%, from $195.3 million at September 30, 2005.  Commercial loans increased $22.6 million, or 24.7% to $114.1 million for the nine month period ended September 30, 2006 from $91.5 million at December 31, 2005, and $27.8 million, or 32.2%, from $86.3 million at September 30, 2005.  Commercial real estate loans increased $14.5 million, or 8.9% to $176.6 million for the nine month period ended September 30, 2006 from $162.1 million at December 31, 2005, and $13.8 million, or 8.4%, from $162.9 million at September 30, 2005.  Loans to individuals increased $5.8 million, or 7.0% to $88.0 million for the nine month period ended September 30, 2006 from $82.2 million at December 31, 2005, and $5.8 million, or 7.0%, from $82.2 million at September 30, 2005.  The increase in these loan categories is due to the Company’s continued strong commitment in these areas.

The increases discussed above were partially offset by decreases in municipal and construction loans.  Municipal loans decreased $8.0 million, or 7.3%, to $101.0 million for the nine month period ended September 30, 2006 from $109.0 million at December 31, 2005, and $11.8 million, or 10.5%, from $112.8 million at September 30, 2005 due in part to the Company’s desire to reduce its alternative minimum tax position.  Construction loans decreased $48,000, or 0.1%, to $35.7 million for the nine month period ended September 30, 2006 from $35.8 million at December 31, 2005, and $4.0 million, or 10.0%, from $39.7 million at September 30, 2005.

On October 30, 2006, Goodyear Tire & Rubber Co. announced plans to close its Tyler, Texas plant and eliminate 1,100 jobs.  At this time, it is uncertain when this plant will be closed.  Southside does not have any loans extended to Goodyear but does have lending relationships with some of the impacted workforce, local businesses that provide services to the plant, and with local businesses that may be indirectly affected by the plant’s closing.  Based on information currently available to management, the Company does not expect a significant change in the Company’s asset quality as a result of this plant closing.   As more information becomes available with respect to the closing, the Company expects that it will be better able to assess the overall effect on the community and the Company.

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

As of September 30, 2006, the Company’s review of the loan portfolio indicated that a loan loss allowance of $7.4 million was adequate to cover probable losses in the portfolio.

For the three and nine months ended September 30, 2006, loan charge-offs were $727,000 and $2.2 million and recoveries were $509,000 and $1.5 million, resulting in net charge-offs of $218,000 and $691,000, respectively.  For the three and nine months ended September 30, 2005, loan charge-offs were $791,000 and $2.1 million and recoveries were $505,000 and $1.2 million, resulting in net charge-offs of $286,000 and $851,000, respectively.  The necessary provision expense was estimated at $226,000 and $955,000 for the three and nine months ended September 30, 2006.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on the Company’s books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at September 30, 2006 were $2.6 million, a decrease of $458,000, or 15.0%, from $3.1 million at December 31, 2005.  From December 31, 2005 to September 30, 2006, nonaccrual loans decreased $518,000, or 29.9%, to $1.2 million.  Of the total at September 30, 2006, 6.2% are residential real estate loans, 57.7% are commercial real estate loans, 8.6% are commercial loans, 17.3% are loans to individuals and 10.2% are construction loans.  OREO increased $296,000, or 204.1%, to $441,000 at September 30, 2006 from $145,000 at December 31, 2005.  The primary increase in OREO resulted from foreclosure on one residential dwelling.  Of the total OREO at September 30, 2006, 96.4% consist of residential dwellings, and 3.6% consist of commercial real estate.  The Company is actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due decreased $320,000, or 33.9%, to $625,000.  Repossessed assets increased $87,000, or 870.0%, to $97,000.  Approximately $74,000 of the repossessed assets at September 30, 2006 represented one loan with an SBA guarantee of 85.0%.  Restructured loans decreased $3,000, or 1.3%, to $223,000.

Expansion

The Company did not open any new locations during the three months ended September 30, 2006.

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

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s exposure to interest rate risk through its ALCO.  The ALCO meets regularly and reviews the Company’s interest rate risk position and makes recommendations to the Board for adjusting this position.  In addition, the Board reviews the Company’s asset/liability position on a monthly basis.  The Company primarily uses two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and MVPE modeling.  Through these simulations the Company attempts to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  The Company’s policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  The Company’s policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of September 30, 2006 were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 12%.  Due to the level of the Company’s interest bearing demand and savings deposit rates at September 30, 2006, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results in the event of certain changes in interest rates.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $6.9 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $2.0 million are classified in the one-year category.  Nonaccrual loans totaling $1.2 million are not included in total loans.  All instruments are classified as other than trading.

EXPECTED MATURITY DATE

(dollars in thousands)

	Twelve Months Ending September 30,
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Loans:

Fixed Rate	$184,071	$100,047	$49,150	$30,475	$19,830	$106,333	$489,906	$486,291
	6.64%	6.55%	6.54%	6.38%	6.45%	5.74%	6.39%

Adjustable Rate	70,277	12,997	4,672	2,863	6,386	155,264	252,459	252,459
	8.33%	7.82%	8.78%	8.43%	8.30%	6.59%	7.24%
Mortgage-backed
Securities:

Fixed Rate	224,448	188,560	153,924	118,593	86,712	120,809	893,046	889,900
	5.30%	5.15%	5.07%	4.98%	4.94%	4.65%	5.06%
Investments and Other
Interest Earning Assets:

Fixed Rate	34,693	3,979	1,728	2,353	1,841	70,491	115,085	120,989
	5.24%	4.97%	6.02%	5.43%	6.99%	5.90%	5.68%
Adjustable Rate	—	—	—	—	—	5,907	5,907	5,907
	—	—	—	—	—	7.16%	7.16%

Total Interest
Earning Assets	$513,489	$305,583	$209,474	$154,284	$114,769	$458,804	$1,756,403	$1,755,546
	6.19%	5.72%	5.51%	5.33%	5.42%	5.78%	5.79%

Savings Deposits	$5,048	$2,524	$2,524	$2,524	$2,524	$35,344	$50,488	$50,488
	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%

NOW Deposits	72,630	5,188	5,188	5,188	5,188	72,636	166,018	166,018
	4.47%	0.82%	0.82%	0.82%	0.82%	0.82%	2.42%

Money Market Deposits	23,648	7,883	7,883	7,883	7,883	23,647	78,827	78,827
	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

Platinum Money Market	52,403	7,954	7,954	7,954	7,954	9,358	93,577	93,577
	3.70%	3.70%	3.70%	3.70%	3.70%	3.70%	3.70%

Certificates of Deposit	334,129	42,700	46,925	16,472	55,164	10,274	505,664	504,041
	4.53%	4.31%	4.91%	4.76%	5.36%	5.77%	4.67%

FHLB Advances	325,188	88,958	50,201	22,847	14,592	2,594	504,380	500,182
	4.41%	4.38%	4.35%	5.12%	5.52%	5.16%	4.47%

Other Borrowings	6,733	—	—	—	—	20,619	27,352	27,352
	5.49%	—	—	—	—	8.31%	7.62%

Total Interest
Bearing Liabilities	$819,779	$155,207	$120,675	$62,868	$93,305	$174,472	$1,426,306	$1,420,485
	4.38%	4.10%	4.24%	4.10%	4.70%	2.64%	4.13%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 45% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 15% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including Collateralized Mortgage Obligations (“CMOs”) and Real Estate Mortgage Investment Conduits (“REMICs”), have annual payment assumptions ranging from 6% to 50%.  At September 30, 2006, the contractual maturity of substantially all of the Company’s mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At September 30, 2006, 100% of the mortgage-backed and related securities held by the Company were secured by fixed-rate mortgage loans.

The Company assumes 70% of savings accounts and nonpublic fund transaction accounts at September 30, 2006, are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  The Company assumes 30% of money market accounts at September 30, 2006 are core deposits and are, therefore, expected to mature after five years.  The Company assumes 10% of its platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity certificates of deposit reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  No change in the Company’s internal controls over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the Company’s last fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

SOUTHSIDE BANCSHARES, INC.
(Registrant)

		BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 1, 2006

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE:	November 1, 2006

Exhibit Index

Exhibit
Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002