Form 10-K
period 2006-12-31
SOUTHSIDE BANCSHARES INC
filed 2007-03-02
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____

Commission file number 0-12247

Southside Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-1848732
(State of incorporation)	(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue, Tyler, Texas	75701
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (903) 531-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1.25 PAR VALUE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

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
YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was $224,153,130.

As of February 15, 2007, 12,357,516 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas. Tyler has a metropolitan area population of approximately 191,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana. We have the largest deposit base in the Tyler metropolitan area and are the largest bank based on asset size headquartered in East Texas.

At December 31, 2006, our total assets were $1.89 billion, total loans were $759.1 million, deposits were $1.28 billion, and shareholders’ equity was $110.6 million. Our net income was $15.0 million and $14.6 million and fully diluted earnings per common share were $1.18 and $1.15 for the years ended December 31, 2006 and 2005, respectively. We have paid a cash dividend every year since 1970.

We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and non-profit organizations in the communities we serve. These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

Our consumer loan services include 1-4 family residential mortgage loans, home equity loans, home improvement loans, automobile loans and other installment loans. Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans. We also offer construction loans for 1-4 family residential and commercial real estate.

During the second quarter ended June 30, 2005, we embarked upon a new regional lending initiative. The goal of this initiative is to expand the regions in which we lend. During 2006, we made progress identifying market areas and relationship managers were hired. Management is continuing to identify market areas to target and relationship managers to service those regions.

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”). Our trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations. At December 31, 2006, our trust department managed approximately $564 million of trust assets. During the first six months of 2006, we sold our interest in BSC Securities, LC. After the sale, we began offering full retail investment services to our customers utilizing the services of Raymond James Financial Services, Inc.

We are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”) and the Federal Deposit Insurance Corporation (the “FDIC”), and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits, and all other facets of our operations.

Our administrative offices are located at 1201 S. Beckham Avenue, Tyler, Texas 75701, and our telephone number is 903-531-7111. Our website can be found at www.southside.com. Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge at either our website or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

MARKET AREA

We consider our primary market area to be all of Smith, Gregg, Cherokee, Anderson, Kaufman and Henderson Counties in East Texas, and to a lesser extent, portions of adjoining counties. During 2006, we opened a traditional branch in Gun Barrel City and a full service grocery store branch in Athens, both in Henderson County, as well as a loan production office in Forney, in Kaufman County approximately 20 miles east of Dallas. During the second quarter of 2007, we will open our sixth full service grocery store branch in our largest market area, the city of Tyler, in Smith County. Our expectation is that our presence in the Gregg, Cherokee, Anderson, Kaufman, and Henderson County market areas will continue to grow in the future. In addition, we continue to explore new markets in which we believe we can expand successfully.

The principal economic activities in our market area include retail, distribution, manufacturing, medical services, education and oil and gas industries. Additionally, the industry base includes conventions and tourism, as well as retirement relocation. These economic activities support a growing regional system of medical service, retail and education centers. Tyler and Longview are home to several nationally recognized health care systems that represent all major specialties.

We serve our markets through 27 branch locations, 16 of which are located in grocery stores. The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Seven Points, Palestine, Forney, Gun Barrel City, Athens and Whitehouse. Our television and radio advertising has extended into most of these market areas for several years, providing us name recognition throughout Smith, Gregg, and Cherokee counties along with portions of Anderson and Henderson counties. We anticipate that continued advertising combined with strategically placed branches should expand our name recognition.

We also maintain seven motor bank facilities. Our customers may also access various banking services through our 40 Automatic Teller Machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products. These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control. During the last ten to fifteen years the East Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the East Texas economy. During 2006, the economy in our market appeared to reflect continued stable growth. We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. During 2006, the number of financial institutions in our market area increased, a trend that we expect will continue. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition we face. Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business. The tax-free status granted to credit unions provides them a significant competitive advantage. Additionally, we must compete against several institutions located in Texas and elsewhere in our market area which have capital resources and legal lending limits substantially in excess of those available to us. We face competition from institutions that offer products and services we do not or cannot currently offer. Some institutions we compete with offer interest rate levels on loan and deposit products we are unwilling to offer due to interest rate risk and overall profitability concerns. We expect the level of competition to increase.

EMPLOYEES

At February 15, 2007, we employed approximately 460 full time equivalent persons. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2006, were as follows:

B. G. Hartley (Age 77), Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. since 1983. He also serves as Chairman of the Board and Chief Executive Officer of Southside Bank, having served in these capacities since Southside Bank's inception in 1960.

Sam Dawson (Age 59), President, Secretary and Director of Southside Bancshares, Inc. since 1998. He also serves as President, Chief Operations Officer and Director of Southside Bank since 1996. He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 74), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998. He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 55), Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank, since 1996. He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 50), Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000. He is also a Director of Southside Bank. He became an officer of Southside Bancshares, Inc. in 1985 and of Southside Bank in 1984.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected not only by decisions of management and national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities. For bank holding companies and Texas state-chartered banks, these authorities include, but are not limited to, the Federal Reserve, the FDIC, the TDB, United States Department of Treasury (the “Treasury Department”), the Internal Revenue Service and state taxing authorities.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than our shareholders and creditors. The following summarizes some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Holding Company Regulation

The Bank Holding Company Act. As bank holding companies under the Bank Holding Company Act of 1956 (“BHCA”), as amended, Southside Bancshares, Inc. and its wholly-owned subsidiary, Southside Delaware Financial Corporation (collectively, the “Holding Companies”) are registered with and subject to regulation by the Federal Reserve. The Holding Companies are both required to file quarterly and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Holding Companies.

The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company. The BHCA also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries engaged in businesses that are closely related to banking or own or control more than five percent of the voting shares of any company that is not a bank or otherwise engaged in businesses that are closely related to banking. The Federal Reserve has deemed limited activities (such as leasing, consumer and commercial finance, certain financial consulting activities and certain securities brokerage activities) to be closely related to banking and therefore permissible for a bank holding company.

The BHCA restricts the extension of credit to any bank holding company or non-banking subsidiary by a subsidiary bank. A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Bank anti-tying regulations are discussed in greater detail below.

Traditionally, the activities of bank holding companies had been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Act of 1999 (“GLBA”), which became effective on March 11, 2000, amended the BHCA and removed certain legal barriers separating the conduct of various types of financial services businesses. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions operate.

Under GLBA, bank holding companies meeting certain eligibility requirements may elect to become a “financial holding company.” A financial holding company may engage in activities that are “financial in nature,” as well as additional activities that the Federal Reserve or Treasury Department determine are financial in nature or incidental or complimentary to financial activities. Under GLBA, “financial activities” specifically include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.

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

Under GLBA, the Federal Reserve serves as the primary regulator of financial holding companies, with supervisory authority over the parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. Neither Southside Bancshares, Inc. nor Southside Delaware Financial Corporation have elected to become a financial holding company. However, there can be no assurance that we will not make such an election in the future.

Interstate Banking. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain age and deposit concentration limits. In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities under Sections 3 and 4 of the BHCA, the Federal Reserve considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. In addition, Texas banking laws permit a bank holding company that owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas. This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas. We have no present plans to acquire or establish banks outside the State of Texas but have not eliminated the possibility of doing so.

Capital Adequacy. Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, the Holding Companies and Southside Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

The Federal Reserve requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of a new “Tier 3 capital” consisting of forms of short-term subordinated debt.

Each of the federal bank regulatory agencies, including the Federal Reserve, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio equal to 100 to 200 basis points above that stated minimum. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In addition, both the Federal Reserve and the FDIC have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of the Company and Southside Bank as of December 31, 2006, are shown in the following table.

	Capital Adequacy Ratios of Southside Bancshares, Inc. and Southside Bank

		Regulatory
		Minimums
	Regulatory	to be Well-	Southside	Southside
	Minimums	Capitalized	Bancshares, Inc.	Bank
Risk-based capital ratios:

Tier 1 Capital (1)	4.0%	6.0%	16.93%	16.26%

Total risk-based capital (2)	8.0	10.0	17.76	17.09

Tier 1 leverage ratio (3)	4.0	5.0	7.68	7.37

(1)
Common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(2)
The sum of Tier 1 capital, a qualifying portion of the allowance for loan losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

The federal banking agencies, including the Federal Reserve and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Southside Bancshares, Inc. and Southside Bank are classified as “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements may also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any such loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.

The regulators are considering modifications to the current regulatory capital guidelines. It is unclear when or if such modifications will be adopted or what the impact on us of such modifications might be.

Dividends. As bank holding companies that do not, as entities, currently engage in separate business activities of a material nature, the Holding Companies’ ability to pay cash dividends depends upon the cash dividends received from Southside Bank. We must pay essentially all of our operating expenses from funds we receive from Southside Bank. Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses. In general, the Federal Reserve discourages bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We are also subject to certain restrictions on the payment of dividends as a result of the requirement that we maintain an adequate level of capital as described above and serve as a source of strength for our subsidiaries.

Change in Bank Control Act. Under the Change in Bank Control Act (“CBCA”), persons who intend to acquire control of a bank holding company, either directly or indirectly, must give 60 days prior notice to the Federal Reserve. “Control” would exist when an acquiring party directly or indirectly controls at least 25% of the voting securities or the power to direct management or policies of the bank holding company. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control or the power to vote at least 10% (but less than 25%) of the voting securities.

The Attorney General of the United States may, within 15 days after approval by the Federal Reserve Board of an acquisition under Section 3 of the BHCA, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge a Section 3 acquisition and the absence of a specific right of action to challenge Section 4 or CBCA acquisitions do not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute knowing or reckless violations of laws or regulations, if those activities caused a substantial loss to a depository institution. These penalties can be as high as $1.0 million for each day the activity continues.

Bank Regulation

Southside Bank is chartered under the laws of the State of Texas, is an “insured institution” and a member of the FDIC’s Deposit Insurance Fund. It is not a member of the Federal Reserve System. As such, it is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision and regular examination by the TDB and the FDIC. The TDB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Southside Bank.

Deposit Insurance. Our deposits are insured up to $100,000 per depositor by the FDIC’s Deposit Insurance Fund. As insurer, the FDIC imposes deposit premiums and is authorized to conduct examinations and to require reporting. The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. For 2007, the minimum assessment rate is 5 basis points on an annualized basis per $100 in assessable deposits for the institutions the FDIC perceives to pose the least threat to the Deposit Insurance Fund, and 43 basis points for the highest risk institutions. In 2006, the range was from 0 basis points to 27 basis points. In addition to the insurance assessment, each insured bank is subject to an assessment on deposits to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. Our deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which we are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on our earnings.

FDIC Regulation. In addition to its role as insurer, the FDIC is the primary federal regulator of state-chartered banks, including Southside Bank, that are not members of a Federal Reserve Bank. The FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered nonmember banks. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of a branch office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as Southside Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

Activities and Investments of Insured State-Chartered Banks. The FDIC generally limits the activities and equity investments of state nonmember banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. A state nonmember bank may seek FDIC approval to engage in activities that are not permissible for a national bank.

Loans-to-One-Borrower. The aggregate amount of loans that Southside Bank will be permitted to make under applicable FDIC regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and certified surplus or $500,000. Southside Bank's unimpaired capital and certified surplus at December 31, 2006 was $100 million and the aggregate amount of loans that Southside Bank is permitted to make to any one borrower, including related entities, is $25 million.

Regulation of Lending Activities. Our loans are subject to numerous federal and state laws and regulations, including the Truth in Lending Act, the Federal Consumer Credit Protection Act, the Texas Finance Code, the Texas Deceptive Trade Practices Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Flood Disaster Protection Act. Remedies to the borrower or consumer and penalties to us are provided if we fail to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years. The Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) substantially amended the Fair Credit Reporting Act to impose new duties on institutions such as Southside Bank that furnish or receive information from consumer reporting agencies. The new duties relate primarily to situations in which a consumer could become the victim of an identity theft. The Federal Trade Commission, the Federal Reserve, the FDIC and other federal agencies are still in the process of developing regulations implementing the FACTA provisions.

Brokered Deposits. Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Anti-Tying Regulations. Under the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Dividends. All dividends paid by Southside Bank are paid to Southside Bancshares, Inc., the sole indirect shareholder of Southside Bank, through Southside Delaware Financial Corporation. Our general dividend policy is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of Southside Bank is subject to the discretion of the board of directors of Southside Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of Southside Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. Southside Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The FDIC has the right to prohibit the payment of dividends by Southside Bank where the payment is deemed to be an unsafe and unsound banking practice. Southside Bank is also prohibited from paying dividends that will reduce its capital below the “well-capitalized” level as defined by the FDIC, and as a general matter, it prefers to maintain a strong capital position which necessarily limits the amount of dividends it is prepared to declare and pay.

The exact amount of future dividends on the stock of Southside Bank will be a function of the profitability of Southside Bank in general (which cannot be accurately estimated or assured), applicable tax rates in effect from year to year and the discretion of the board of directors of Southside Bank.

In addition, FDIC regulations generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve, as well as to potentially onerous conditions under the prompt corrective action regime, described above.

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDB and the FDIC will examine Southside Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the Deposit Insurance Fund and for depositors and not for the protection of investors and shareholders.

Transactions with Affiliates. The Holding Companies are legal entities separate and distinct from Southside Bank and its other subsidiaries. Various legal limitations restrict Southside Bank from lending or otherwise supplying funds to the Holding Companies or their non-bank subsidiaries. The Holding Companies and Southside Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus; (ii) limit such transactions with all affiliates to an aggregate amount equal to 20% of such capital stock and surplus; and (iii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. Section 23B also prohibits a bank from purchasing low-quality assets from the bank’s affiliates, and requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities.

Under Sections 23A and 23B of the Federal Reserve Act, an affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly.

Insider Loans. Under Regulation O of the Federal Reserve, Southside Bank is restricted in the loans that it may make to its executive officers and directors, the executive officers and directors of Southside Bancshares, Inc., any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc., and certain entities affiliated with any such person.

Standards for Safety and Soundness. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) that set forth standards for internal controls and information systems, internal audit, loan documentation, credit underwriting, interest exposure, asset growth, asset quality, earnings, and compensation, fees, and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that a bank fails to meet any standards prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), we have a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of our entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit our discretion to develop the types of products and services that we believe are best suited to our particular community. Current CRA regulations require that a bank be rated based on its actual performance in meeting community credit needs. On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating. Our regulatory agencies will take that record into account in their evaluation of any application made by us for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” CRA rating may be used as the basis to deny an application to conduct certain business activities or to engage in transactions with other financial institutions. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least satisfactory. We were last examined for compliance with the CRA on April 26, 2004 and received a rating of “outstanding.”

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

Privacy. The Gramm-Leach Bliley Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.

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

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate. The FDIC is the appropriate regulatory agency for Southside Bank; the Federal Reserve is the appropriate regulatory agency for the Holding Companies.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on our future business and earnings, therefore, cannot be predicted accurately.

Annual Audits. Every bank with total assets in excess of $500 million, such as us, must have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with United States generally accepted accounting principles (“GAAP”) and comply with such other disclosure requirements as prescribed by the FDIC.

Usury Laws. Texas usury laws limit the rate of interest that may be charged by state banks. Certain federal laws provide a limited preemption of Texas usury laws. The maximum rate of interest that we may charge on direct business loans under Texas law varies between 18% per annum and (i) 28% per annum for business and agricultural loans above $250,000 or (ii) 24% per annum for other direct loans. Texas floating usury ceilings are tied to the 26-week United States Treasury Bill Auction rate. Other ceilings apply to open-end credit card loans and dealer paper we purchase. A federal statute removes interest ceilings under usury laws for our loans that are secured by first liens on residential real property.

Economic Environment. The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. The Federal Reserve regulates the national supply of bank credit. Among the means available to the Federal Reserve are open market operations in United States Government Securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member and nonmember bank deposits, and loans and limitations on interest rates which member banks may pay on time or demand deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

Also see discussion of "The Banking Industry in Texas" above.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, changes in interest rates, changes in the yield curve, changes in market risk spreads, and a prolonged inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our ability to originate loans and obtain deposits;

•	net interest rate spreads and net interest rate margins;

•	our ability to enter into instruments to hedge against interest rate risk;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our loan and mortgage-backed securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See the section captioned “Net Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our management of interest rate risk.

Our interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the performance of the leverage strategy.

We implemented a leverage strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital. Risks to our leverage strategy include reduced net interest margin and spread, adverse market value changes to the investment and mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve. In addition, we may not be able to obtain wholesale funding to profitably and properly fund the leverage program. If our leverage strategy is flawed or poorly implemented, we may incur significant losses. See the section captioned “Leverage Strategy” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral. At December 31, 2006, approximately 59.0% of our loans have real estate as a primary or secondary component of collateral. The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and ability to sell the collateral upon foreclosure. Furthermore, it is likely that, in a decreasing real estate market, we would be required to increase our allowance for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

We have a high concentration of loans directly related to the medical community in our market area, primarily in Smith and Gregg counties. A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on the medical community. The primary source of repayment for loans in the medical community is cash flow from continuing operations. However, changes in the amount the government pays the medical community through the various government health insurance programs could adversely impact the medical community, which in turn could result in higher default rates by borrowers in the medical industry. Increased regulation of the medical community could also negatively impact profitability and cash flow in the medical community. It is likely that, should there be any significant adverse impact to the medical community, our profitability and financial condition could also be adversely impacted.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense. This allowance represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses. Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the State of Texas.

Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Texas areas of Tyler, Longview, Lindale, Whitehouse, Chandler, Gresham, Athens, Palestine, Jacksonville, Bullard, Forney, Seven Points and Gun Barrel City. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we operate. Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

Southside Bancshares, Inc., primarily through Southside Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things. Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 - Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new delivery systems or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We rely on dividends from our subsidiaries for most of our revenue.

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank and certain non-bank subsidiaries may pay to Southside Bancshares, Inc. Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock. The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 13 - Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III. Our junior subordinated debentures mature in September 2033.

We conditionally guarantee payments of the principal and interest on the trust preferred securities. Our junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.

Potential acquisitions may disrupt our business and dilute stockholder value.

While we have never made an acquisition, we occasionally investigate potential merger or acquisition partners that appear to be culturally similar, have experienced management and possess either significant or attractive market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel. We do not currently have employment agreements or non-competition agreements with any of our senior officers.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and even if we implement such products and services, we may incur substantial costs in doing so. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception and products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. While the impact of these hurricanes did not significantly affect us, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH SOUTHSIDE BANCSHARES, INC. COMMON STOCK

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume is such that you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Our amended and restated articles of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and staggered board elections.

Any individual, acting alone or with other individuals, who is seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve Board for any acquisition. Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable.

RISKS ASSOCIATED WITH SOUTHSIDE BANCSHARES, INC.’S INDUSTRY

The earnings of financial services companies are significantly affected by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Southside Bank owns and operates the following properties:

•	Southside Bank main branch at 1201 South Beckham Avenue, Tyler, Texas. The executive offices of Southside Bancshares, Inc. are located at this location;

•
Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas. The Southside Bank Annex is directly adjacent to the main bank building. Human Resources, the Trust Department and other support areas are located in this building;

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office lending, training facilities and other support areas are located in this building;

•	Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank facility at 1015 South Jackson Street, Jacksonville, Texas;

•	Gun Barrel City main branch at 901 West Main, Gun Barrel City, Texas; and

•	40 ATM’s located throughout Smith, Gregg, Cherokee, Anderson and Henderson Counties.

Southside Bank currently operates full service banks in leased space in 16 grocery stores and two lending centers in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	three in Longview, Texas;

•	five in Tyler, Texas;

•	Gresham loan production office at 16637 FM 2493, Tyler, Texas; and

•	Forney loan production office at 413 North McGraw, Forney, Texas.

All of the properties detailed above are suitable and adequate to provide the banking services intended based on the type of property described. In addition, the properties for the most part are fully utilized but designed with productivity in mind and can handle the additional business volume we anticipate they will generate. As additional potential needs are identified, individual property enhancements or the need to add properties will be evaluated.

ITEM 3.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that such litigation is not material to our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2006, there were no meetings, annual or special, of our shareholders. No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol "SBSI." The high/low prices shown below represent the daily weighted average prices on the NASDAQ Global Select Market for the period from January 1, 2005 to December 31, 2006. During the first quarter of 2005 and 2006, we declared and paid a 5% stock dividend. Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2006	$20.75 - 19.13	$22.57 - 19.03	$26.82 - 22.67	$27.49 - 24.61
December 31, 2005	$21.12 - 19.03	$20.00 - 17.97	$20.69 - 18.12	$20.04 - 16.81

See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,100 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 15, 2007.

DIVIDENDS

Cash dividends declared and paid were $0.47 and $0.46 per share for the years ended December 31, 2006 and 2005, respectively. Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2006, 2005 and 2004. We have paid a cash dividend at least once every year since 1970. Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant. In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock. For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Capital Resources.” The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2006	$0.11	$0.11	$0.11	$0.14
December 31, 2005	$0.11	$0.11	$0.11	$0.13

STOCK-BASED COMPENSATION PLANS

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K. Additional information regarding stock-based compensation plans is presented in Note 12 — Employee Benefits in the notes to consolidated financial statements located elsewhere in this report.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

During 2006, we did not approve any additional funding for our stock repurchase plan. No common stock was purchased during the fourth quarter or twelve months ended December 31, 2006.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Southside Bancshares, Inc.	100.00	126.66	169.59	224.65	213.21	291.16
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Southside Bancshares Peer Group*	100.00	114.30	157.02	183.04	192.93	213.66

*Southside Bancshares Peer Group contains the following Texas banks: Cullen/Frost Bancshares, Inc., First Financial Bankshares, Inc., Guaranty Bancshares, Inc., International Bancshares Corporation, MetroCorp Bancshares, Inc., Prosperity Bancshares, Inc., Sterling Bancshares, Inc., Texas Capital Bancshares, Inc. and Franklin Bank Corp.

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2007	www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2006. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8. Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$100,303	$121,240	$133,535	$144,876	$151,509

Mortgage-backed and Related Securities	$869,326	$821,756	$720,533	$590,963	$489,015

Loans, Net of Allowance for Loan Losses	$751,954	$673,274	$617,077	$582,721	$564,265

Total Assets	$1,890,976	$1,783,462	$1,619,643	$1,454,952	$1,349,186

Deposits	$1,282,475	$1,110,813	$940,986	$872,529	$814,486

Long-term Obligations	$149,998	$229,032	$351,287	$272,694	$265,365

Income Statement Data:

Interest & Deposit Service Income	$112,434	$94,275	$80,793	$73,958	$79,959

Net Income	$15,002	$14,592	$16,099	$13,564	$13,325

Per Share Data:

Net Income Per Common Share:

Basic	$1.22	$1.21	$1.33	$1.30	$1.32

Diluted	$1.18	$1.15	$1.26	$1.10	$1.10

Cash Dividends Paid Per Common Share	$0.47	$0.46	$0.42	$0.36	$0.33

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2006, 2005, and 2004 and financial condition as of December 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. All share data has been adjusted to give retroactive recognition to stock splits and stock dividends declared and paid.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These statements may include words such as "expect," "estimate," "project," "anticipate," "appear," "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," "plans," "potential," and similar expressions. Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements. For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•	general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate;
•	legislation or regulatory changes that adversely affect the businesses in which we are engaged;
•	adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE guarantees or ability to pay or issue debt;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	unexpected outcomes of existing or new litigation involving us;
•	changes impacting the leverage strategy;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;
•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices; and
•	the costs and effects of unanticipated litigation.

Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC. All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice. We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING ESTIMATES

Our accounting and reporting estimates conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We consider our critical accounting policies to include the following:

Allowance for Losses on Loans. The allowance for losses on loans represents our best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on our assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, and current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

The loan loss allowance is based on the most current review of the loan portfolio. The servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Our internal loan review department is responsible for an ongoing review of our loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. This list for loans or loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold all may affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of December 31, 2006, our review of the loan portfolio indicated that a loan loss allowance of $7.2 million was adequate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 1 - Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of our assets and liabilities. GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair values of other real estate owned (“OREO”) are typically determined based on appraisals by third parties, less estimated costs to sell and recorded at the lower of cost or fair value.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 12 - Employee Benefits” to our consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans. In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2006. Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At December 31, 2006, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.05%; a long-term rate of return on plan assets of 7.875%; and assumed salary increases of 4.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Impairment of Investment Securities and Mortgage-backed Securities. Investment and mortgage-backed securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2006, our net income increased $410,000, or 2.8%, to $15.0 million, from $14.6 million for the same period in 2005. The increase in net income was primarily attributable to the increase in noninterest income and decrease in the provision for loan losses. This increase in noninterest income was offset by noninterest expense due primarily to increases in salaries and employee benefits due to normal payroll increases and staff increases due to branch expansion and the new regional lending initiative. Earnings per fully diluted share increased $0.03, or 2.6% to $1.18, for the year ended December 31, 2006, from $1.15 for the same period in 2005.

During the year ended December 31, 2005, our net income decreased $1.5 million, or 9.4%, to $14.6 million, from $16.1 million for the same period in 2004. The decrease in net income was primarily attributable to the decrease in gains on sale of AFS securities. Noninterest expense also increased due primarily to increases in salaries and employee benefits due to normal payroll increases, staff increases due to branch expansion and the new regional lending initiative, and higher benefit costs. Earnings per fully diluted share were $1.15 and $1.26, respectively, for the years ended December 31, 2005 and 2004.

FINANCIAL CONDITION

Our total assets increased $107.5 million, or 6.0%, to $1.89 billion at December 31, 2006 from $1.78 billion at December 31, 2005. The increase was primarily attributable to a $78.7 million increase in our net loans and a $23.5 million increase in our securities portfolio. At December 31, 2006, net loans were $752.0 million compared to $673.3 million at December 31, 2005. The securities portfolio totaled $996.1 million at December 31, 2006 compared to $972.6 million at December 31, 2005. Our increase in loans and securities was funded by increases in deposits.

Our nonperforming assets at December 31, 2006 decreased to $2.1 million, and represented 0.11% of total assets, compared to $3.1 million, or 0.17%, of total assets at December 31, 2005. Nonaccruing loans decreased to $1.3 million and the ratio of nonaccruing loans to total loans decreased to 0.18% at December 31, 2006 as compared to $1.7 million and 0.25% at December 31, 2005. Approximately $560,000 of the nonaccrual loans at December 31, 2006, are loans that have an average SBA guarantee of 75% to 85%. OREO increased to $351,000 at December 31, 2006 from $145,000 at December 31, 2005. Loans 90 days past due at December 31, 2006 decreased to $128,000 compared to $945,000 at December 31, 2005. Repossessed assets increased to $78,000 at December 31, 2006 from $10,000 at December 31, 2005. Restructured loans at December 31, 2006 decreased slightly to $220,000 compared to $226,000 at December 31, 2005.

Our deposits increased $171.7 million to $1.28 billion at December 31, 2006 from $1.11 billion at December 31, 2005. During 2006, we issued additional callable brokered CDs, where we control the call, which represented approximately $104 million of the increase in our deposits. The remaining $67.8 million increase was primarily due to branch expansion and increased market penetration. Due to the increase in deposits during 2006, FHLB advances decreased $69.1 million to $451.6 million at December 31, 2006, from $520.7 million at December 31, 2005. Short-term FHLB advances increased $10.0 million to $322.2 million at December 31, 2006 from $312.3 million at December 31, 2005. Long-term FHLB advances decreased $79.0 million to $129.4 million at December 31, 2006 from $208.4 million at December 31, 2005. Other borrowings at December 31, 2006 and 2005 totaled $27.9 million and $25.2 million, respectively, and at December 31, 2006 consisted of $7.3 million of short-term borrowings and $20.6 million of long-term debt.

Shareholders' equity at December 31, 2006 totaled $110.6 million compared to $109.3 million at December 31, 2005. The increase primarily reflects the net income recorded for the year ended December 31, 2006, and the increase in the common stock issued of $1.8 million as a result of our incentive stock option and dividend reinvestment plans. These increases more than offset an increase in the accumulated other comprehensive loss of $10.0 million and the payment of cash dividends to our shareholders of $5.7 million. The increase in accumulated other comprehensive loss is composed of an increase of $8.1 million, net of tax, related to the change in the unfunded status of our defined benefit plan and a $1.9 million, net of tax, unrealized loss on securities, net of reclassification adjustment. See “Note 3 - Comprehensive Income (Loss)” to our consolidated financial statements.

During 2006 the economy in our market area appeared to reflect continued stable growth. We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

LEVERAGE STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management. The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs. These funds are invested primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities. Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations. While the strategy of investing a substantial portion of our assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years. At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments. See “Item 1A. Risk Factors - Risks Related to Our Business.” During 2005, the overnight Fed Funds rate increased significantly while interest rates on long-term, two to ten year U.S. Treasury notes increased less, creating a relatively flat yield curve at the end of 2005. During 2006, the interest rate yield curve inverted. An inverted yield curve is defined as shorter term interest rates at a higher level than longer term interest rates. The Federal Reserve increased the overnight Fed Funds rate by 100 basis points during 2006. Despite that increase, during 2006, the yield on the two year treasury notes only increased 41 basis points and the yield on the 10 year treasury notes only increased 31 basis points. During the second half of 2006, the inversion in the yield curve became more pronounced as the overnight Fed Funds rate did not change while the yield on the two year treasury notes decreased 34 basis points and the yield on the ten year treasury notes decreased 43 basis points. Should the inverted yield curve continue or should the yield curve invert more, our net interest margin and spread could continue to decrease. Our asset structure, net interest spread and net interest margin requires an increase in the need to monitor our interest rate risk. An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates. Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact our equity capital. Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this report.

In conjunction with the leverage strategy, we will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth. If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase. Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could adjust the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales. During the year ended December 31, 2006, our loan growth was sufficient to allow the securities portfolio as a percentage of total assets to decrease. At December 31, 2006, the securities portfolio as a percentage of total assets decreased to 52.7% from 54.5% at December 31, 2005. Due to the current interest rate environment, we anticipate we will continue to reduce the securities portfolio during the first quarter of 2007, by reinvesting only a portion of cash flows received. Should the interest rate environment cause the overall economics associated with reinvesting to deteriorate, we might accelerate the pace at which we reduce the securities portfolio and thereby the leverage. During the fourth quarter of 2006, we reduced our investment and mortgage-backed securities approximately $8.9 million as investment and mortgage-backed securities not including the net unrealized loss on available securities decreased from $985.2 million at September 30, 2006 to $976.3 million at December 31, 2006. The $976.3 million at December 31, 2006 included $13.9 million of short-term U. S. Treasury securities and GSE debentures we were required to purchase to collateralize year-end public funds deposits. We do not consider this to be a part of our core securities portfolio as this increase is temporary and will last less than three months. Subtracting the $13.9 million temporary increase in securities from the December 31, 2006 total of $976.3 million, during the fourth quarter our core investment and mortgage-backed securities portfolio decreased approximately $22.8 million. Our treasury strategy will be reevaluated as market conditions warrant. The leverage strategy is dynamic and requires ongoing management. As interest rates, yield curves, mortgage-backed securities prepayments, funding costs and security spreads change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the objectives of the ALCO. Our FHLB borrowings at December 31, 2006, decreased 13.3%, or $69.1 million, to $451.6 million from $520.7 million at December 31, 2005. During the year ended December 31, 2006, we issued an additional $104 million of callable brokered CDs, net of discount, where we control numerous options to call the CDs before the final maturity date. At December 31, 2006, our total callable brokered CDs were $123.5 million. These brokered CDs have maturities from 1.7 to 5.0 years and have calls that we control, all of which are currently six months or less. We are currently utilizing long-term brokered CDs to a greater extent than long-term FHLB funding because the brokered CDs better match overall ALCO objectives by utilizing a long-term funding vehicle that assists in protecting Southside Bank should interest rates increase, but provides Southside Bank options to call the funding should interest rates decrease. Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives. The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs. The FHLB funding and the brokered CDs represent our wholesale funding sources. Due to the dollar amount of brokered CDs issued during the year ended December 31, 2006 and the fact that the increase in brokered CDs exceeded non-brokered deposit growth, our total wholesale funding as a percentage of deposits, not including brokered CDs, increased slightly to 49.6% at December 31, 2006, from 49.5% at December 31, 2005.

RESULTS OF OPERATIONS

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period. Results of operations are also affected by our noninterest income, provision for loan losses, noninterest expenses and income tax expense. General economic and competitive conditions, particularly changes in interest rates, changes in interest rate yield curves, prepayment rates of mortgage-backed securities and loans, repricing of loan relationships, government policies and actions of regulatory authorities, also significantly affect our results of operations. Future changes in applicable law, regulations or government policies may also have a material impact on us.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

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

Net interest income for the year ended December 31, 2006 was $41.7 million, an increase of $409,000, or 1.0%, compared to the same period in 2005. The overall increase in net interest income was primarily the result of increases in interest income from loans, mortgage-backed and related securities and taxable investment securities and a decrease in interest expense on long-term obligations which was partially offset by an increase in interest expense on deposits and short-term obligations. During the year ended December 31, 2006, total interest income increased $17.3 million, or 21.7%, as a result of an increase in average interest earning assets of $162.3 million, or 10.2%, and the increase in average yield on average interest earning assets from 5.27% for the year ended December 31, 2005 to 5.74% for the year ended December 31, 2006. Total interest expense increased $16.9 million, or 43.9%, to $55.3 million during the year ended December 31, 2006 as compared to $38.4 million during the same period in 2005. The increase was attributable to an increase in the average yield on interest bearing liabilities for the year ended December 31, 2006, to 3.89% from 2.96% for the same period in 2005 and an increase in average interest bearing liabilities of $123.4 million, or 9.5%.

Net interest income increased during 2006 as a result of increases in our average interest earning assets during 2006 when compared to 2005, which more than offset the decrease in our net interest margin and spread during the year ended December 31, 2006 to 2.57% and 1.85%, respectively, when compared to 2.85% and 2.31%, respectively, for the same period in 2005. The decreases in our net interest margin and spread were due primarily to the changing interest rate environment that began in mid-2004. Since mid-2004, short-term interest rates have increased significantly while long-term interest rates have increased less. This has caused our yield on our interest bearing liabilities to increase faster than the yield on our earning assets. During 2006, our net interest income trend continued to gradually decline due to the net interest spread and margin decreases which more than offset the increase in average interest earning assets by the end of 2006, and resulted in a slight decrease in net interest income during the fourth quarter ended December 31, 2006, of $81,000, or 0.8%, when compared to the same period in 2005. Future changes in the interest rate environment or yield curve could also influence our net interest margin and spread during future quarters. Future changes in interest rates could impact prepayment speeds on our mortgage-backed securities, which could influence our net interest margin and spread during the coming quarters.

During the year ended December 31, 2006, average loans, funded by the growth in average deposits, increased $64.3 million, or 9.8%, compared to the same period in 2005. The average yield on loans increased from 6.22% at December 31, 2005 to 6.70% at December 31, 2006. The increase in the yield on loans was due to the overall increase in interest rates. The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment. Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships. Offering lower interest rate loans could impact the overall loan yield and, therefore profitability. The increase in interest income on loans of $7.6 million, or 19.5%, was the result of an increase in average loans and the average yield on loans.

Average investment and mortgage-backed securities increased $97.7 million, or 11.0%, for the year ended December 31, 2006 when compared to the same period in 2005. This increase was funded by the increase in average deposits which included brokered CDs we issued. The overall yield on average investment and mortgage-backed securities increased to 5.06% during the year ended December 31, 2006 from 4.63% during the same period in 2005. Interest income on investment and mortgage-backed securities increased $9.3 million in 2006, or 23.4%, compared to 2005 due to the increase in the overall yield and average balances. The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with the reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment. The higher overall interest rate environment during 2006 when compared to 2005, contributed to a decrease in residential mortgage refinancing nationwide and in our market area. The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income. A return to a lower long-term interest rate level similar to that experienced during 2003 could impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $130,000, or 0.5%, to $28.0 million, for the year ended December 31, 2006, when compared to $28.1 million for 2005. Interest income from our FHLB stock and other investments increased $377,000, or 36.5%, during 2006, when compared to 2005, due to the increase in average yield from 3.67% for the year ended December 31, 2005 compared to 5.04% for the same period in 2006. Average federal funds sold and other interest earning assets increased $201,000, or 12.3%, to $1.8 million, for the year ended December 31, 2006, when compared to $1.6 million for 2005. Interest income from federal funds sold and other interest earning assets increased $38,000, or 70.4%, for the year ended December 31, 2006, when compared to 2005, as a result of the increase in the average balance and the average yield from 3.29% in 2005 to 5.00% in 2006, which was due to the higher average short-term interest rates.

During the year ended December 31, 2006, average securities increased more than average loans. As a result, the mix of our average interest earning assets reflected a slight decrease in average total loans as a percentage of total average interest earning assets compared to the prior year as loans averaged 41.6% during 2006 compared to 41.8% during 2005, a direct result of less loan growth when compared to the growth in securities. Average securities were 58.3% of average total interest earning assets and other interest earning asset categories averaged 0.1% for December 31, 2006. During 2005, the comparable mix was 58.1% in securities and 0.1% in the other interest earning asset categories.

Total interest expense increased $16.9 million, or 43.9%, to $55.3 million during the year ended December 31, 2006 as compared to $38.4 million during the same period in 2005. The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including deposits, brokered CDs and FHLB advances of $123.4 million, or 9.5%, and an increase in the average yield on interest bearing liabilities from 2.96% for 2005 to 3.89% for the year ended December 31, 2006.

Average interest bearing deposits increased $148.6 million, or 20.7%, and the average rate paid increased from 2.40% for the year ended December 31, 2005 compared to 3.54% for the year ended December 31, 2006. Average time deposits increased $112.8 million, or 31.8%, and the average rate paid increased 122 basis points. The largest increase in average time deposits resulted from the issuance of callable brokered CDs. Average interest bearing demand deposits increased $35.6 million, or 11.3%, and the average rate paid increased 99 basis points. Average savings deposits increased $262,000, or 0.5%, and the average rate paid increased 23 basis points. Interest expense for interest bearing deposits for the year ended December 31, 2006, increased $13.5 million, or 78.2%, when compared to the same period in 2005 due to the increase in the average balance and yield. Average noninterest bearing demand deposits increased $34.2 million, or 12.2%, during 2006. The latter three categories, which are considered the lowest cost deposits, comprised 60.5% of total average deposits during the year ended December 31, 2006 compared to 64.5% during 2005. The increase in our average total deposits is the result of issuing callable brokered CDs, overall bank growth and branch expansion.

During the year ended December 31, 2006, we issued approximately $104 million of callable brokered CDs, net of discount, where we control numerous options to call the CDs before the final maturity date. At December 31, 2006, these brokered CDs had maturities from 1.7 to five years and had calls that we control, all of which are currently six months or less. At December 31, 2006, we had $123.5 million in brokered CDs that represented 9.6% of deposits compared to $19.8 million, or 1.8% of deposits, at December 31, 2005. During 2006, we utilized long-term brokered CDs to a greater extent than long-term FHLB funding as the brokered CDs better match overall ALCO objectives due to the calls we control. Our current policy allows for a maximum of $150 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

The following table sets forth our deposit averages by category for the years ended December 31, 2006, 2005 and 2004:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2006		2005		2004
	(dollars in thousands)
	AVG.	AVG.	AVG.	AVG.	AVG.	AVG.
	BALANCE	YIELD	BALANCE	YIELD	BALANCE	YIELD

Noninterest Bearing Demand Deposits	$314,241	N/A	$280,036	N/A	$246,477	N/A
Interest Bearing Demand Deposits	349,375	2.73%	313,815	1.74%	281,452	0.72%
Savings Deposits	50,764	1.27%	50,502	1.04%	48,456	0.48%
Time Deposits	467,174	4.39%	354,360	3.17%	319,083	2.46%

Total Deposits	$1,181,554	2.60%	$998,713	1.72%	$895,468	1.13%

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $376.7 million, an increase of $94.4 million, or 33.4%, for the year ended December 31, 2006 when compared to the same period in 2005. Interest expense associated with short-term interest bearing liabilities increased $6.6 million, or 67.1%, and the average rate paid increased 89 basis points to 4.39% for the year ended December 31, 2006, when compared to 3.50% for the same period in 2005. The increase in the interest expense was due to an increase in the average balance and the average yield for short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $119.7 million, or 43.6%, during the year ended December 31, 2006 to $155.0 million as compared to $274.7 million at December 31, 2005. Interest expense associated with long-term FHLB advances decreased $3.6 million, or 36.2%, while the average rate paid increased 48 basis points to 4.12% for the year ended December 31, 2006 when compared to 3.64% for the same period in 2005. The decrease in interest expense was due to the fact the decrease in the average balance of long-term interest bearing liabilities more than offset the increase in the average rate paid. FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting entirely of our junior subordinated debentures issued in 2003 in connection with the issuance of trust preferred securities by our subsidiary Southside Statutory Trust III, was $20,619,000 for the years ended December 31, 2005 and 2006. Interest expense increased $376,000, or 28.8%, to $1.7 million for the year ended December 31, 2006 when compared to $1.3 million for the same period in 2005 as a result of the increase in three-month LIBOR due to higher short-term interest rates during 2006 when compared to 2005. The long-term debt adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2006, 2005 and 2004. The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended. Two major components affecting our earnings are the interest earning assets and interest bearing liabilities. A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD

ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$722,252	$48,397	6.70%	$657,938	$40,927	6.22%	$604,658	$36,921	6.11%
Loans Held For Sale	4,651	246	5.29%	4,469	212	4.74%	3,570	180	5.04%
Securities:
Inv. Sec. (Taxable)(4)	54,171	2,498	4.61%	51,431	1,978	3.85%	45,400	1,072	2.36%
Inv. Sec. (Tax-Exempt)(3)(4)	43,931	3,134	7.13%	66,023	4,696	7.11%	75,048	5,333	7.11%
Mortgage-backed Sec.(4)	891,015	44,401	4.98%	773,973	34,584	4.47%	643,323	26,845	4.17%
Total Securities	989,117	50,033	5.06%	891,427	41,258	4.63%	763,771	33,250	4.35%
FHLB stock and other investments, at cost	27,969	1,409	5.04%	28,099	1,032	3.67%	24,309	477	1.96%
Interest Earning Deposits	692	35	5.06%	644	24	3.73%	634	8	1.26%
Federal Funds Sold	1,148	57	4.97%	995	30	3.02%	6,886	67	0.97%
Total Interest Earning Assets	1,745,829	100,177	5.74%	1,583,572	83,483	5.27%	1,403,828	70,903	5.05%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,906			42,280			37,881
Bank Premises and Equipment	33,298			31,504			30,576
Other Assets	42,716			45,625			40,376
Less: Allowance for Loan Losses	(7,231)			(6,945)			(6,597)
Total Assets	$1,857,518			$1,696,036			$1,506,064

(1)	Interest on loans includes fees on loans which are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,230, $2,287 and $2,216 for the years ended December 31, 2006, 2005 and 2004, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $995, $1,515 and $1,687 for the years ended December 31, 2006, 2005 and 2004, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2006, 2005 and 2004, loans totaling $1,333, $1,731 and $2,248, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	AVG.		AVG.	AVG.		AVG.	AVG.		AVG.
	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD	BALANCE	INTEREST	YIELD

LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$50,764	645	1.27%	$50,502	524	1.04%	$48,456	234	0.48%
Time Deposits	467,174	20,516	4.39%	354,360	11,221	3.17%	319,083	7,847	2.46%
Interest Bearing
Demand Deposits	349,375	9,529	2.73%	313,815	5,476	1.74%	281,452	2,027	0.72%
Total Interest Bearing Deposits	867,313	30,690	3.54%	718,677	17,221	2.40%	648,991	10,108	1.56%
Short-term Interest
Bearing Liabilities	376,696	16,534	4.39%	282,283	9,892	3.50%	181,779	6,499	3.58%
Long-term Interest Bearing
Liabilities-FHLB	154,983	6,379	4.12%	274,673	10,004	3.64%	293,499	10,076	3.43%
Long-term Debt (5)	20,619	1,681	8.04%	20,619	1,305	6.24%	20,619	923	4.40%
Total Interest Bearing Liabilities	1,419,611	55,284	3.89%	1,296,252	38,422	2.96%	1,144,888	27,606	2.41%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	314,241			280,036			246,477
Other Liabilities	12,403			14,649			9,534
Total Liabilities	1,746,255			1,590,937			1,400,899

SHAREHOLDERS' EQUITY	111,263			105,099			105,165
TOTAL LIABILITIES AND HAREHOLDERS' EQUITY	$1,857,518			$1,696,036			$1,506,064

NET INTEREST INCOME		$44,893			$45,061			$43,297
NET YIELD ON AVERAGE EARNING ASSETS			2.57%			2.85%			3.08%

NET INTEREST SPREAD			1.85%			2.31%			2.64%

(5)	Represents junior subordinated debentures issued by us to Southside Statutory Trust III in connection with the issuance of Southside Statutory Trust III of $20 million of trust preferred securities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2006 Compared to 2005
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$4,173	$3,297	$7,470
Loans Held For Sale	9	25	34
Investment Securities (Taxable)	110	410	520
Investment Securities (Tax Exempt) (1)	(1,576)	14	(1,562)
Mortgage-backed Securities	5,572	4,245	9,817
FHLB stock and other investments	(5)	382	377
Interest Earning Deposits	2	9	11
Federal Funds Sold	5	22	27
Total Interest Income	8,290	8,404	16,694

INTEREST EXPENSE:
Savings Deposits	3	118	121
Time Deposits	4,196	5,099	9,295
Interest Bearing Demand Deposits	679	3,374	4,053
Short-term Interest Bearing Liabilities	3,785	2,857	6,642
Long-term FHLB Advances	(4,796)	1,171	(3,625)
Long-term Debt	-	376	376
Total Interest Expense	3,867	12,995	16,862
Net Interest Income	$4,423	$(4,591)	$(168)

	Years Ended December 31,
	2005 Compared to 2004
	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$3,304	$702	$4,006
Loans Held For Sale	43	(11)	32
Investment Securities (Taxable)	158	748	906
Investment Securities (Tax Exempt) (1)	(642)	5	(637)
Mortgage-backed Securities	5,738	2,001	7,739
FHLB stock and other investments	84	471	555
Interest Earning Deposits	-	16	16
Federal Funds Sold	(92)	55	(37)
Total Interest Income	8,593	3,987	12,580

INTEREST EXPENSE:
Savings Deposits	10	280	290
Time Deposits	937	2,437	3,374
Interest Bearing Demand Deposits	258	3,191	3,449
Short-term Interest Bearing Liabilities	3,524	(131)	3,393
Long-term FHLB Advances	(666)	594	(72)
Long-term Debt	-	382	382
Total Interest Expense	4,063	6,753	10,816
Net Interest Income	$4,530	$(2,766)	$1,764

(1)	Interest yields on loans and securities which are nontaxable for Federal Income Tax purposes are presented on a taxable equivalent basis.

NOTE: Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2006 was $1.1 million compared to $1.5 million for December 31, 2005. For the year ended December 31, 2006, net charge-offs of loans decreased $338,000, or 25.7%, to $977,000 when compared to $1.3 million for the same period in 2005.

The decrease in net charge-offs for 2006 was due to a combination of an increase in total recoveries of $314,000 and a slight decrease in total charge-offs of $24,000. Net charge-offs for commercial loans decreased $226,000 from 2005 primarily as a result of an overall decrease in charge-offs. Net charge-offs for loans to individuals decreased $113,000 during 2006 due to an overall increase in recoveries which more than offset the increase in charge-offs when compared to 2005.

As of December 31, 2006, our review of the loan portfolio indicated that a loan loss allowance of $7.2 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2006 and the comparable year ended December 31, 2005 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2006	2005	Change
	(dollars in thousands)

Deposit services	$15,482	$14,594	6.1%
Gain on sale of securities available for sale	743	228	225.9%
Gain on sale of loans	1,817	1,807	0.6%
Trust income	1,711	1,422	20.3%
Bank owned life insurance income	1,067	951	12.2%
Other	2,661	2,246	18.5%

Total noninterest income	$23,481	$21,248	10.5%

Total noninterest income for the year ended December 31, 2006 increased 10.5%, or $2.2 million, compared to 2005. During the year ended December 31, 2006, we had a gain on the sale of AFS securities of $743,000 compared to $228,000 for the same period in 2005. The market value of the AFS securities portfolio at December 31, 2006 was $742.1 million with a net unrealized loss on that date of $6.7 million. The net unrealized loss is comprised of $9.9 million in unrealized losses and $3.2 million in unrealized gains. We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio and reduce alternative minimum tax. During 2006, we primarily sold tax-free municipal securities to reduce alternative minimum tax and selected mortgage-backed securities where the risk reward profile had changed.

Deposit services income increased $888,000, or 6.1%, for the year ended December 31, 2006, when compared to the same period in 2005, primarily as a result of increases in overdraft income and an increase in debit card income, which were offset by decreases in deposit account service charges due to increases in earnings credit rates.

Trust income increased $289,000, or 20.3%, for the year ended December 31, 2006, when compared to the same period in 2005 due to growth experienced in our trust department. Assets under management in our trust department exceeded $500 million for the first time during 2006 and were approximately $564 million at December 31, 2006.

Gain on sale of loans increased $10,000, or 0.6%, for the year ended December 31, 2006, when compared to the same period in 2005. The slight increase was primarily due to an increase in residential mortgage loans sold during 2006 when compared to 2005. The increase was offset by a gain of $248,000 from the sale of $6.2 million in student loans during 2005.

Bank owned life insurance (“BOLI”) income increased $116,000, or 12.2%, for the year ended December 31, 2006, when compared to the same period in 2005 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

Other noninterest income increased $415,000, or 18.5%, for the year ended December 31, 2006, when compared to the same period in 2005. The increase was primarily a result of increases in brokerage services income, credit card fee income, Mastercard income and Travelers Express income, and a recovery of $150,000 received during the second quarter of 2006 that was related to a loss on a check during 2005. The increases were partially offset by a special distribution of $286,000 received during 2005 as a result of the merger of the Pulse EFT Association with Discover Financial Services.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2006 and 2005 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2006	2005	Change
	(dollars in thousands)

Salaries and employee benefits	$28,275	$27,479	2.9%
Occupancy expense	4,777	4,257	12.2%
Equipment expense	899	847	6.1%
Advertising, travel and entertainment	1,742	1,967	(11.4%)
ATM and debit card expense	955	648	47.4%
Director fees	587	677	(13.3%)
Supplies	637	628	1.4%
Professional fees	1,386	1,339	3.5%
Postage	618	572	8.0%
Telephone and communications	723	593	21.9%
Other	4,368	4,152	5.2%

Total noninterest expense	$44,967	$43,159	4.2%

Noninterest expense for the year ended December 31, 2006 increased $1.8 million, or 4.2%, when compared to the year ended December 31, 2005. Salaries and employee benefits expense increased $796,000, or 2.9%, during the year ended December 31, 2006, when compared to the same period in 2005. Direct salary expense and payroll taxes increased $1.6 million, or 7.4%, for the year ended December 31, 2006, when compared to the same period in 2005. These increases were the result of normal salary increases and higher staffing levels associated with both the opening of four de novo branch locations since September 30, 2005, and our regional lending initiative. While continued expansion has and will continue to impact short-term earnings, we believe the potential long-term benefits should outweigh the short-term expense.

During the third quarter of 2006, department managers completed an evaluation of work flow in their respective departments, with the primary objective of identifying any opportunities to increase productivity primarily through the use of technology investments with less personnel expense. In certain departments the evaluations identified the ability to utilize part-time employees to better staff for peak customer transaction times in lieu of full-time employees. In addition, management is utilizing productivity gains to not fill certain vacancies created by normal attrition. The combination of these initiatives resulted in salary and employee benefit expense savings and improved productivity gains.

Retirement expense decreased $825,000, or 25.2%, for the year ended December 31, 2006, when compared to the same period in 2005, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006. Our actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005. Specifically, the assumed long-term rate of return was 7.875% and the assumed discount rate was 5.625%. We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future. If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase. On November 3, 2005, our board of directors approved amendments to the Plan which affected future participation in the Plan and reduced the accrual of future benefits. A summary of the amendments to the Plan are presented in “Note 12- Employee Benefits” to our consolidated financial statements

Health and life insurance expense increased $19,000, or 0.7%, for the year ended December 31, 2006, when compared to the same period in 2005 due to increased health claims expense in the last quarter of 2006. We have a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during 2007.

Occupancy expense increased $520,000, or 12.2%, for the year ended December 31, 2006, compared to the same period in 2005 due primarily to the opening of four de novo branch locations since September 30, 2005, combined with higher utility costs incurred during 2006 at existing locations.

Advertising, travel and entertainment decreased $225,000, or 11.4%, for the year ended December 31, 2006, compared to the same period in 2005, due to a coordinated effort to reduce costs in this area.

ATM and debit card expense increased $307,000, or 47.4%, for the year ended December 31, 2006, compared to the same period in 2005. The increase was primarily due to an increase in combined use of ATM and debit cards, point of sale activity and a new billing system from our service provider.

Director fees decreased $90,000, or 13.3%, for the year ended December 31, 2006, compared to the same period in 2005 due to a decrease in the number of directors and a decrease in the amount paid to holding company directors during 2006.

Telephone and communications expense increased $130,000, or 21.9%, for the year ended December 31, 2006, compared to the same period in 2005 primarily due to the opening of four de novo branch locations since September 30, 2005 and the addition of disaster recovery communication capabilities at a separate branch facility.

Other expense increased $216,000, or 5.2%, for the year ended December 31, 2006, compared to the same period in 2005. The increase occurred primarily due to increases in computer fees, taxes other than real estate, losses on OREO, bank analysis fees, student loan origination and lender fee expense, and stored value card expense that were partially offset by decreases in other losses and liability insurance expense.

INCOME TAXES

Pre-tax income for the year ended December 31, 2006 was $19.1 million compared to $17.9 million and $20.1 million for the years ended December 31, 2005 and 2004, respectively.

Income tax expense was $4.1 million for the year ended December 31, 2006 and represented an $807,000, or 24.5%, increase from the year ended December 31, 2005. The effective tax rate as a percentage of pre-tax income was 21.5% in 2006, 18.4% in 2005 and 19.7% in 2004. The increase in the effective tax rate and income tax expense for 2006 was due to the decrease in our tax-exempt income as a percentage of pre-tax income for the year ended December 31, 2006 when compared to December 31, 2005.

We decreased our municipal securities portfolio during 2006 to balance the overall level of tax-free income from the municipal investment securities and municipal loan portfolios. We continue to review the appropriate level of tax-free income so as to minimize any alternative minimum tax position in the future. We believe the remaining alternative minimum tax position is realizable in the future and no valuation allowance against the related deferred tax asset is deemed necessary at this time.

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

Net interest income increased during 2005 as a result of increases in our average interest earning assets during 2005 when compared to 2004, which more than offset the decrease in our net interest margin and spread during the year ended December 31, 2005 to 2.85% and 2.31%, respectively, when compared to 3.08% and 2.64%, respectively, for the same period in 2004. The decreases in our net interest margin and spread were due primarily to the changing interest rate environment that began in mid 2004. Since mid 2004, short-term interest rates increased significantly while long-term interest rates increased less. This caused our yield on our interest bearing liabilities to increase faster than the yield on our earning assets.

During the year ended December 31, 2005, average loans, funded by the growth in average deposits, increased $53.3 million, or 8.8%, compared to the same period in 2004. The average yield on loans increased from 6.11% during the year ended December 31, 2004 to 6.22% during the year ended December 31, 2005. The increase in the yield on loans was due to the overall increase in interest rates. The rate at which loan yields were increasing was partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment. The increase in interest income on loans of $4.0 million, or 11.4%, was the result of an increase in the average yield on loans and an increase in average loans.

Average investment and mortgage-backed securities increased $127.7 million, or 16.7%, for the year ended December 31, 2005 when compared to the same period in 2004. This increase was primarily funded by an increase in average deposits. The overall yield on average investment and mortgage-backed securities increased to 4.63% during the year ended December 31, 2005 from 4.35% during the same period in 2004, due to decreased prepayment rates on mortgage-backed securities which led to decreased amortization expense. The higher overall interest rate environment during 2005 when compared to 2004, contributed to a decrease in residential mortgage refinancing nationwide and in our market area. This decrease in prepayments on mortgage loans combined with a restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income. In addition, securities purchased during 2005 were at overall higher yields. Interest income on investment and mortgage-backed securities increased $8.2 million in 2005, or 25.9%, compared to 2004 due to an increase in both the average yield and the average balance on securities during 2005.

Interest income from FHLB stock and other investments, federal funds sold and other interest earning assets increased $534,000, or 96.7%, for the year ended December 31, 2005 when compared to 2004, primarily as a result of higher average dividends paid on FHLB stock during 2005.

During the year ended December 31, 2005, average securities increased more than average loans. As a result, the mix of our average interest earning assets reflected a decrease in average total loans as a percentage of total average interest earning assets compared to the prior year as loans averaged 41.8% during 2005 compared to 43.3% during 2004, a direct result of less loan growth when compared to the growth in securities. Securities averaged 58.1% of average total interest earning assets and other interest earning asset categories averaged 0.1% for December 31, 2005. During 2004, the comparable mix was 56.1% in securities and 0.6% in the other interest earning asset categories.

Total interest expense increased $10.8 million, or 39.2%, to $38.4 million during the year ended December 31, 2005 as compared to $27.6 million during the same period in 2004. The increase was attributable to an increase in the average yield on interest bearing liabilities and an increase in average interest bearing liabilities of $151.4 million, or 13.2%. Average interest bearing deposits increased $69.7 million, or 10.7%, and the average rate paid increased from 1.56% during the year ended December 31, 2004 to 2.40% during the year ended December 31, 2005. Average time deposits increased $35.3 million, or 11.1%, and the average rate paid increased 71 basis points. Average interest bearing demand deposits increased $32.4 million, or 11.5%, and the average rate paid increased 102 basis points. Average savings deposits increased $2.0 million, or 4.2%, and the average rate paid increased 56 basis points. Average noninterest bearing demand deposits increased $33.6 million, or 13.6%, during 2005. The latter three categories, which are considered the lowest cost deposits, comprised 64.5% of total average deposits during the year ended December 31, 2005 compared to 64.4% during 2004 and 60.2% during 2003. The increase in average total deposits is reflective of overall bank growth and branch expansion.

During the fourth quarter ended December 31, 2005, we issued $19.8 million of callable brokered CDs, where we retained the right to call the CDs before the final maturity date, to replace a portion of the FHLB short-term funding. These brokered CDs had maturities from three to five years and calls from three months to one year. At December 31, 2005, we had $19.8 million in brokered CDs that represented 1.8% of deposits. We utilized long-term brokered CDs in place of long-term FHLB funding as the brokered CDs better matched overall ALCO objectives. At December 31, 2004, we had no brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $282.3 million, an increase of $100.5 million, or 55.3%, for the year ended December 31, 2005 when compared to the same period in 2004. Interest expense associated with short-term interest bearing liabilities increased $3.4 million, or 52.2%, while the average rate paid decreased 8 basis points for the year ended December 31, 2005 when compared to the same period in 2004 due primarily to long-term FHLB advances becoming short-term during 2005. The decrease in the average rate paid was due primarily to lower interest rate long-term FHLB advances being reclassified to short-term. Average long-term interest bearing liabilities consisting of FHLB advances decreased $18.8 million, or 6.4%, during the year ended December 31, 2005 to $274.7 million as compared to $293.5 million at December 31, 2004. Interest expense associated with long-term FHLB advances decreased $72,000, or 0.7%, while the average rate paid increased 21 basis points for the year ended December 31, 2005 when compared to the same period in 2004. The long-term advances were obtained from the FHLB primarily to fund long-term securities and loans. FHLB advances are collateralized by FHLB stock, securities and nonspecific loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2005 was $1.5 million compared to $925,000 for December 31, 2004. For the year ended December 31, 2005, we had net charge-offs of loans of $1.3 million, an increase of 231.2% compared to December 31, 2004. For the year ended December 31, 2004, net charge-offs of loans were $397,000.

The increase in net charge-offs for 2005 was due to an increase in total charge-offs that exceeded the increase in total recoveries. Net charge-offs for commercial loans increased $332,000 from December 31, 2004 primarily as a result of a large recovery on one loan during the third quarter of 2004. Net charge-offs for loans to individuals increased $635,000 due primarily to an increase in net charge-offs of overdraft accounts from December 31, 2004. These increases in net charge-offs were partially offset by a decrease in net charge-offs of real estate loans of $49,000.

As of December 31, 2005, our review of the loan portfolio indicated that a loan loss allowance of $7.1 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services. The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2005 and the comparable year ended December 31, 2004 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2005	2004	Change
	(dollars in thousands)

Deposit services	$14,594	$13,793	5.8%
Gain on sale of securities available for sale	228	2,759	(91.7%)
Gain on sale of loans	1,807	1,644	9.9%
Trust income	1,422	1,248	13.9%
Bank owned life insurance income	951	812	17.1%
Other	2,246	1,647	36.4%

Total noninterest income	$21,248	$21,903	(3.0%)

Total noninterest income for the year ended December 31, 2005 decreased 3.0%, or $655,000, compared to 2004. Securities gains decreased $2.5 million, or 91.7%, from 2004. We had fewer securities we wanted to sell during 2005 due to the repositioning of the securities portfolio during 2003 and 2004. In addition the higher overall interest rate environment during 2005 caused prepayments on premium mortgage-backed securities to slow, which reduced the number of these securities sold. Of the $0.2 million in net securities gains from the AFS portfolio in 2005, there were $1.4 million in realized losses and $1.6 million in realized gains. We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to reduce the overall duration of the securities portfolio, maximize the total return of the securities portfolio, reduce alternative minimum tax and minimize our exposure to prepayments on mortgage-backed securities. Sales of AFS securities were the result of changes in economic conditions and a change in the desired mix of the securities portfolio. During 2005, the yield curve flattened as short-term interest rates increased significantly and long-term interest rates increased less. Higher coupon premium mortgage-backed securities were replaced as they prepaid with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. Specific low selling yield and, or long duration municipal securities were sold and, in some circumstances, partially replaced with municipal loans or better call protected municipal securities.

Gain on sale of loans increased $163,000, or 9.9%, due to the premium earned of $248,000 from the sale of $6.2 million in student loans during the second quarter ended June 30, 2005, which more than offset the decrease in gains from mortgage loans sold during 2005 as compared to 2004. Trust income increased $174,000, or 13.9%, as a result of growth in managed assets experienced in the Trust department. BOLI increased $139,000, or 17.1%, as a result of an increase in average BOLI assets and an increase in the average rate paid on BOLI during 2005 when compared to 2004. Other noninterest income increased $599,000, or 36.4%, during 2005 as compared to 2004. The largest single factor for the increase in other noninterest income was the result of a $286,000 special distribution as a result of the merger of the Pulse EFT Association with Discover Financial Services received during the first six months of 2005. Other increases in other income included increases in Southside Select fee income, Home Banking fee income, stored value card fees, credit card fee income, Traveler’s Express income and gains on sale of assets.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the year ended December 31, 2005 and the comparable year ended December 31, 2004 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2005	2004	Change
	(dollars in thousands)

Salaries and employee benefits	$27,479	$25,395	8.2%
Occupancy expense	4,257	4,120	3.3%
Equipment expense	847	759	11.6%
Advertising, travel and entertainment	1,967	1,852	6.2%
ATM and debit card expense	648	628	3.2%
Director fees	677	646	4.8%
Supplies	628	608	3.3%
Professional fees (1)	1,339	1,239	8.1%
Postage	572	561	2.0%
Telephone and communications	593	522	13.6%
Other	4,152	3,991	4.0%

Total noninterest expense	$43,159	$40,321	7.0%
(1) Historically we included legal fees as “other” noninterest expense, but believe that it is more appropriate to include legal fees with “Professional Fees.”

Noninterest expense for the year ended December 31, 2005 increased $2.8 million, or 7.0%, when compared to the year ended December 31, 2004. Salaries and employee benefits increased $2.1 million, or 8.2%, when compared to the same period in 2004. Direct salary expense and payroll taxes increased $2.3 million, or 12.1%, as a result of overall bank growth, new branches opened since second quarter 2004, hiring associated with plans to expand the regions in which we lend, and normal payroll increases. Retirement expense increased $682,000, or 26.3%, for the year ended December 31, 2005 primarily as a result of the increase in the number of participants, level of performance of retirement plan assets and actuarial assumptions. Our actuarial assumption used to determine net periodic pension costs were reduced for 2005 when compared to 2004 and the assumed long-term rate of return for 2005 was 8.5% and the assumed discount rate for 2005 was 5.75%.

On November 3, 2005, our board of directors approved amendments to the Plan which affected future participation in the Plan and reduced the accrual of future benefits.

Health and life insurance expense decreased $925,000, or 26.2%, for the year ended December 31, 2005 due to decreased health claims expense and reinsurance costs. We have a self-insured health plan which is supplemented with stop loss insurance policies.

Equipment expense increased $88,000, or 11.6%, for the year ended December 31, 2005 due to increases in various maintenance contracts and branch expansions.

Professional fees increased $100,000, or 8.1%, due to legal fees associated with litigation resulting from the normal course of business.

Telephone and communications expense increased $71,000, or 13.6%, for the year ended December 31, 2005 primarily due to the addition of three new locations during 2005 and an increase in communication costs.

Other expense increased $161,000, or 4.0%, during the year ended December 31, 2005 compared to 2004. The increase was primarily due to increases in bank examination fees and other losses.

INCOME TAXES

Income tax expense was $3.3 million for the year ended December 31, 2005 and represented a $659,000, or 16.7%, decrease from the year ended December 31, 2004. The effective tax rate as a percentage of pre-tax income was 18.4% in 2005, 19.7% in 2004 and 16.0% in 2003. The decrease in the effective tax rate and income tax expense for 2005 was due to the increase in tax-exempt income as a percentage of pre-tax income for the year ended December 31, 2005 when compared to December 31, 2004. During 2005, we were in an alternative minimum tax position due to a large contribution to our defined benefit plan. During 2004, we had the ability to address the appropriate level of tax free income to avoid an alternative minimum tax position for 2004.

We decreased our municipal securities portfolio during 2005 to reduce the overall level of tax-free income from the securities portfolio and to allow us the opportunity to grow our municipal loan portfolio. We have the ability to and are addressing the appropriate level of tax-free income so as to minimize any alternative minimum tax position in the future.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. The Act did not impact our income tax expense during 2005.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. Substantially all of our loans are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans. Municipal loans are made to municipalities, school districts, and colleges throughout the state of Texas. We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory. Total loans as of December 31, 2006 increased $78.8 million, or 11.6%, and the average loan balance was up $64.3 million, or 9.8%, when compared to 2005.

Our real estate loans increased $50.3 million, or 12.6%, from December 31, 2005 to December 31, 2006. Commercial loans increased $27.5 million, or 30.1%, from December 31, 2005. Loans to individuals increased $3.9 million, or 4.7%, from December 31, 2005. Municipal loans as of December 31, 2006 decreased $2.8 million, or 2.6%, from December 31, 2005.

The increase in real estate loans was due to our expanding markets and economic growth in our market area, the continued strong commitment to real estate lending and less refinancing of real estate loans on our books during 2006 when compared to 2005. The increase in our commercial loans is reflective of our expanding markets and economic growth in our market area. The increase in loans to individuals reflects success in penetrating this competitive market. In our loan portfolio, loans dependent upon private household income represent a significant concentration. Due to the number of customers involved who work in all sectors of the numerous local economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including related entities, is 25% of unimpaired certified capital and surplus. Our legal lending limit at December 31, 2006, was $25 million. Our largest loan relationship at December 31, 2006, was approximately $13 million.

The average yield on loans for the year ended December 31, 2006, increased to 6.70% from 6.22% for the year ended December 31, 2005. This increase was reflective of the repricing characteristics of the loans, interest rates at the time loans repriced, and the overall higher interest rate environment during 2006, when compared to 2005.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals by category for the years presented:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Real Estate Loans:
Construction	$39,588	$35,765	$32,877	$35,306	$33,286
1-4 Family Residential	227,354	199,812	168,784	143,460	145,159
Other	181,047	162,147	153,998	144,668	145,299
Commercial Loans	118,962	91,456	80,808	76,432	77,629
Municipal Loans	106,155	109,003	103,963	96,135	76,918
Loans to Individuals	86,041	82,181	83,589	93,134	92,169

Total Loans	$759,147	$680,364	$624,019	$589,135	$570,460

For purposes of this discussion, our loans are divided into four categories: Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans. However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved. At December 31, 2006, the majority of our real estate loans were collateralized by properties located in Smith and Gregg Counties. Of the $448.0 million in real estate loans, $227.4 million, or 50.7%, represent loans collateralized by residential dwellings that are primarily owner occupied. Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties. Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified. Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other. The Other category consists of $177.5 million of commercial real estate loans, $2.3 million of loans secured by multifamily properties and $1.2 million of loans secured by farm land. The Commercial Real Estate portion of Other will be discussed in more detail below.

1-4 Family Residential Mortgage Loans

Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents, and builders. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences. Substantially all of our 1-4 family residential mortgage originations are secured by properties located in our market area. Historically, we have originated a portion of our residential mortgage loans for sale into the secondary market. These loans are reflected on the balance sheet as loans held for sale. These secondary market investors typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated. We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues. We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low. In addition, many of the retained liabilities expire inside of one year from the date a loan is sold. We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

Our 1-4 family residential mortgage loans generally have maturities ranging from five to 30 years. These loans are typically fully amortizing with monthly payments sufficient to repay the total amount of the loan or amortizing with a balloon feature, typically due in fifteen years or less. Our 1-4 family residential mortgage loans are made at both fixed and adjustable interest rates.

We review information concerning the income, financial condition, employment and credit history when evaluating the creditworthiness of the applicant.

We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2006, these loans totaled $64.8 million.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve. A majority of our construction loans are directed toward properties that will be owner occupied. Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment. Our construction loans have both adjustable and fixed interest rates during the construction period. Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.

Commercial Real Estate Loans

Commercial real estate loans primarily include commercial office buildings, retail, medical facilities and offices, warehouse facilities, hotels and churches. In determining whether to originate commercial real estate loans, we generally consider such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms generally up to 20 years.

COMMERCIAL LOANS

Our commercial loans are diversified to meet most business needs. Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion. Management does not consider there to be any material concentration of risk in any one industry type, other than medical, in this loan category. Medical loan types include all loan types listed above for commercial loans. Collateral for these loans varies depending on the type of loan and financial strength of the borrower. The primary source of repayment for loans in the medical community is cash flow from continuing operations. The medical community represents a concentration of risk in our Commercial loan and Commercial Real Estate loan portfolio. See “Item 1. Business - Market Area.” We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties. Should the government change the amount it pays the medical community through the various government health insurance programs or if new government regulation impacts the profitability of the medical community, the medical community could be adversely impacted which in turn could result in higher default rates by borrowers in the medical industry.

In our commercial loan underwriting, we assess the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered. Terms are generally granted commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas. The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral. Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service. Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities. Total loans to municipalities and school districts as of December 31, 2006 decreased $2.8 million when compared to 2005. At December 31, 2006, we had total loans to municipalities and school districts of $106.2 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loans are made to consumers in our market area. The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $49.7 million, or 57.8%, of total loans to individuals at December 31, 2006. Home equity loans have replaced some of the traditional loans to individuals. In addition, we make loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.

Management believes that the economy in our market area appears to reflect continued stable growth. Most of our loans to individuals are collateralized, which management believes should assist in limiting our exposure.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards we employ for consumer loans include an application, a determination of the applicant's payment history on other debts, with the greatest weight being given to payment history with us, and an assessment of the borrower's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates. The amounts of total loans outstanding at December 31, 2006, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less*	After One but within Five Years	After Five Years*
	(in thousands)

Real Estate Loans - Construction	$19,578	$12,373	$7,637
Real Estate Loans - 1-4 Family Residential	61,598	71,104	94,652
Real Estate Loans - Other	48,929	56,182	75,936
Commercial Loans	73,433	33,690	11,839
Municipal Loans	7,986	20,879	77,290
Loans to Individuals	54,207	28,785	3,049
Total Loans	$265,731	$223,013	$270,403

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$ 300,326
	Interest Rates are Floating or Adjustable	$ 193,090

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity. Nonaccrual loans totaling $1.3 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests. As of December 31, 2006 and 2005, these loans totaled $2.6 million and $3.7 million, or 2.3% and 3.4% of Shareholders' Equity, respectively. Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

The loan loss allowance is based on the most current review of the loan portfolio. Several methods are used to maintain the review in the most current manner. First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position. Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt. Second, our internal loan review department is responsible for an ongoing review of our loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them. This list is for loan and loan relationships of $50,000 or more and is updated on a periodic basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

Industry experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan. Our determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

As of December 31, 2006, our review of the loan portfolio indicated that a loan loss allowance of $7.2 million was adequate to cover probable losses in the portfolio.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)

Average Net Loans Outstanding	$722,252	$657,938	$604,658	$570,122	$547,829

Balance of Allowance for Loan Losses at Beginning of Period	$7,090	$6,942	$6,414	$6,195	$5,926

Loan Charge-Offs:
Real Estate-Construction	-	-	-	(17)	(215)
Real Estate-1-4 Family Residential	(59)	(36)	(142)	(63)	(170)
Real Estate-Other	(18)	(53)	(3)	-	-
Commercial Loans	(245)	(438)	(375)	(693)	(610)
Loans to Individuals	(2,650)	(2,469)	(523)	(703)	(1,144)

Total Loan Charge-Offs	(2,972)	(2,996)	(1,043)	(1,476)	(2,139)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	-	-	-	-	4
Real Estate-1-4 Family Residential	7	20	-	-	13
Real Estate-Other	-	-	27	3	6
Commercial Loans	87	54	323	179	43
Loans to Individuals	1,901	1,607	296	304	224

Total Recovery of Loans Previously Charged-Off	1,995	1,681	646	486	290

Net Loan Charge-Offs	(977)	(1,315)	(397)	(990)	(1,849)

Provision for Loan Losses	1,080	1,463	925	1,209	2,118

Balance of Allowance for Loan Losses at End of Period	$7,193	$7,090	$6,942	$6,414	$6,195

Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.14%	0.20%	0.07%	0.17%	0.34%

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Real Estate
Construction	$366	5.2%	$329	5.3%	$518	5.3%	$510	6.0%	$451	5.8%
1-4 Family Residential	1,221	30.0%	1,101	29.4%	909	27.0%	906	24.3%	872	25.4%
Other	2,327	23.8%	2,397	23.8%	2,186	24.6%	1,798	24.6%	1,642	25.5%
Commercial Loans	1,536	15.7%	1,482	13.4%	1,485	13.0%	1,339	13.0%	1,447	13.6%
Municipal Loans	262	14.0%	269	16.0%	318	16.7%	238	16.3%	193	13.5%
Loans to Individuals	1,394	11.3%	1,498	12.1%	1,516	13.4%	1,622	15.8%	1,547	16.2%
Unallocated	87	0.0%	14	0.0%	10	0.0%	1	0.0%	43	0.0%
Ending Balance	$7,193	100.0%	$7,090	100.0%	$6,942	100.0%	$6,414	100.0%	$6,195	100.0%

See "Consolidated Financial Statements - Note 6. Loans and Allowance for Probable Loan Losses."

NONPERFORMING ASSETS

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans. Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt. Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest. When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes. Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers. Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss. Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss. OREO represents real estate taken in full or partial satisfaction of debts previously contracted. The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs. Updated valuations are obtained as needed and any additional impairments are recognized.

Total nonperforming assets at December 31, 2006 were $2.1 million, representing a decrease of $947,000, or 31.0%, from $3.1 million at December 31, 2005. OREO increased $206,000, or 142.1%, to $351,000 from December 31, 2005 to December 31, 2006. The primary increase in OREO resulted from foreclosure on one residential dwelling that represented 88.8% of total OREO. At December 31, 2006, this dwelling was under contract to sell and closed in January 2007. We are actively marketing all properties and none are being held for investment purposes. From December 31, 2005 to December 31, 2006, nonaccrual loans decreased $398,000, or 23.0%, to $1.3 million. Of this total, 14.9% are residential real estate loans, 47.9% are commercial real estate loans, 7.2% are commercial loans, 19.7% are loans to individuals and 10.3% are construction loans. Approximately $560,000 of the nonaccrual loans at December 31, 2006, are loans that have an average SBA guarantee of 75% to 85%. The reduction in commercial nonaccrual loans during December 31, 2006 was primarily the result of the charge-off of two SBA guaranteed relationships. The charge-offs related to the non SBA guaranteed portion of these loans is reflected in commercial loan charge-offs. Restructured loans decreased $6,000, or 2.7%, to $220,000. Loans 90 days past due or more decreased $817,000, or 86.5%, to $128,000 and include residential mortgage loans and loans to individuals. Repossessed assets increased $68,000, or 680.0%, to $78,000.

The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans 90 Days Past Due:
Real Estate	$64	$912	$785	$248	$125
Loans to Individuals	64	33	22	20	95
Commercial	-	-	20	4	67
	128	945	827	272	287
Loans on Nonaccrual:
Real Estate	975	970	753	775	1,083
Loans to Individuals	262	381	432	354	481
Commercial	96	380	1,063	418	674
	1,333	1,731	2,248	1,547	2,238
Restructured Loans:
Real Estate	97	99	102	109	115
Loans to Individuals	105	127	85	97	113
Commercial	18	-	6	13	97
	220	226	193	219	325

Total Nonperforming Loans	1,681	2,902	3,268	2,038	2,850

Other Real Estate Owned	351	145	214	195	524
Repossessed Assets	78	10	41	48	11
Total Nonperforming Assets	$2,110	$3,057	$3,523	$2,281	$3,385

Percentage of Total Assets	0.11%	0.17%	0.22%	0.16%	0.25%

Percentage of Loans and Leases, Net of Unearned Discount	0.28%	0.45%	0.56%	0.39%	0.59%

Nonperforming assets at December 31, 2006, as a percentage of total assets decreased to 0.11% from the previous year and as a percentage of loans decreased to 0.28%. Nonperforming assets hinder our ability to earn money. Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses. In addition to the nonperforming assets, at December 31, 2006 in the opinion of management, we had $246,000 of loans identified as potential problem loans. A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS 114:

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$975	$102	$873
Loans to Individuals	262	105	157
Commercial Loans	96	12	84

Balance at December 31, 2006	$1,333	$219	$1,114

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$970	$58	$912
Loans to Individuals	381	141	240
Commercial Loans	380	145	235

Balance at December 31, 2005	$1,731	$344	$1,387

All of the impaired loans included above at December 31, 2006, had a valuation allowance. The balance of impaired loans included above with no valuation allowance was $3,000 at December 31, 2005.

For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $1,388,000 and $1,773,000, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $113,000, $80,000 and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $142,000, $177,000 and $186,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004 we did not have an allowance for losses on OREO.

SECURITIES ACTIVITY

Our securities portfolio plays a primary role in management of our interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.

We account for debt and equity securities as follows:

•
Held to Maturity (“HTM”). Debt securities that management has the current intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

•
Available for Sale (“AFS”). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

Purchase of premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value.

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk. At December 31, 2006, the securities portfolio as a percentage of total assets was 52.7% and was larger than loans, which were 40.1% of total assets. For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Leverage Strategy.”

The following table sets forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2006, 2005 and 2004:

	December 31,
Available for Sale:	2006	2005	2004
	(in thousands)

Investment Securities:
U.S. Treasury	$26,383	$23,770	$3,988
Government Sponsored Enterprise Debentures	9,923	21,525	39,881
State and Political Subdivisions	55,135	68,339	84,172
Other Stocks and Bonds	7,511	7,606	5,494
Mortgage-backed Securities:
U.S. Government Agencies	71,399	69,732	85,674
Government Sponsored Enterprises	564,650	519,396	393,566
Other Private Issues	7,115	3,307	235
Total	$742,116	$713,675	$613,010

	December 31,
Held to Maturity:	2006	2005	2004
	(in thousands)

Investment Securities:
Other Stocks and Bonds	$1,351	$-	$-
Mortgage-backed Securities:
U.S. Government Agencies	30,788	35,400	41,766
Government Sponsored Enterprises	195,374	193,921	199,292
Total	$227,513	$229,321	$241,058

We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies, GSEs, and direct whole loans) that pool and repackage the participation interests in the form of securities, to investors such as us. U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Federal National Mortgage Association (“FNMA”) guarantee the payment of principal and interest to investors. GSEs are not backed by the full faith and credit of the United States government. Freddie Mac, FNMA and FHLB are the primary GSEs with which we purchase securities. The whole loans we purchase are all AAA rated CMO and REMIC tranches that are rated AAA due to credit support and/or insurance coverage.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities. The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

Our mortgage-backed securities include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs. CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, Freddie Mac, GNMA, or whole loans which, in our case, are all currently rated AAA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio increased to $996.1 million at December 31, 2006, compared to $972.6 million at December 31, 2005, an increase of $23.5 million, or 2.4%. This is a result of an increase in mortgage-backed securities of $47.6 million, or 5.8%, during 2006 when compared to 2005. Another change in our securities portfolio during 2006 included a $13.2 million, or 19.3%, decrease in our ownership of securities issued by State and Political Subdivisions to allow for additional municipal loans. FHLB stock decreased $3.1 million, or 10.8%, due to stock buybacks by FHLB as our FHLB advances decreased. The changes in U. S. Treasury and U. S. Government agency securities were related to collateral needs for public fund deposits.

During 2006, short-term interest rates increased while long-term interest rates increased less, creating an inverted yield curve. We used this interest rate environment to reposition a portion of the securities portfolio in an attempt to slightly reduce the overall duration and minimize prepayment of premium mortgage-backed securities. Higher coupon premium mortgage-backed securities were replaced as they prepaid with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure. Specific low selling yield or long duration municipal securities were sold due to the anticipated growth of our municipal loan portfolio and the amount of tax free income we can support without being subject to alternative minimum tax long-term.

The market value of the securities portfolio at December 31, 2006 was $992.7 million, which represented a net unrealized loss as of that date of $10.1 million. The net unrealized loss was comprised of $13.4 million in unrealized losses and $3.3 million of unrealized gains. To the best of management’s knowledge, none of the securities at December 31, 2006 had an other-than-temporary impairment. Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates. Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

During 2004, we transferred mortgage-backed securities totaling $241.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $2.9 million, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. When we transferred the securities from AFS to HTM, we had a significant amount of long-term FHLB fixed rate liabilities and determined it was appropriate that a portion of our securities portfolio should be designated HTM. There were no securities transferred from AFS to HTM during 2005 and 2006. There were no sales from the HTM portfolio during the years ended December 31, 2006, 2005 or 2004. There were $227.5 million and $229.3 million of securities classified as HTM for the years ended December 31, 2006 and 2005, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2006 securities portfolio and the weighted yields are presented below. Tax-exempt obligations are shown on a taxable equivalent basis. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING

			After 1 But		After 5 But
	Within 1 Yr.		Within 5 Yrs.		Within 10 Yrs.		After 10 Yrs.
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$8,936	4.87%	$-	-	$17,447	4.30%	$-	-
Government Sponsored Enterprise Debentures	9,923	5.22%	-	-	-	-	-	-
State and Political Subdivisions	1,115	5.95%	12,798	5.86%	15,935	6.11%	25,287	6.88%
Other Stocks and Bonds	-	-	-	-	-	-	7,511	7.16%
Mortgage-backed Securities:
U.S. Government Agencies	8	7.72%	-	-	7,769	4.81%	63,622	5.49%
Government Sponsored Enterprises	334	6.63%	14,024	4.57%	87,741	4.88%	462,551	5.28%
Other Private Issues	-	-	-	-	-	-	7,115	5.78%

Total	$20,316	5.13%	$26,822	5.19%	$128,892	4.95%	$566,086	5.41%

	MATURING

			After 1 But		After 5 But
	Within 1 Yr.		Within 5 Yrs.		Within 10 Yrs.		After 10 Yrs.
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Investment Securities:
Other Stocks and Bonds	$-	-	$-	-	$878	6.21%	$473	6.26%
Mortgage-backed Securities:
U.S. Government Agencies	-	-	-	-	1,458	4.53%	29,330	4.74%
Government Sponsored Enterprises	-	-	2,297	3.92%	127,653	4.47%	65,424	4.91%

Total	$-	-	$2,297	3.92%	$129,989	4.48%	$95,227	4.86%

At December 31, 2006, there were no holders of any one issuer, other than the U. S. government and its agencies in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds. The increase of $171.7 million, or 15.5%, in total deposits during 2006 provided us with funds for the growth in loans and for the increase in the securities portfolio. Deposits increased during 2006 primarily due to the issuance of additional brokered CDs, branch expansion and increased market penetration. Time deposits increased a total of $132.8 million, or 33.9%, during 2006 when compared to 2005 of which callable brokered CDs represented approximately $104 million of the increase. Noninterest bearing demand deposits increased $15.2 million, or 4.9%, during 2006. Interest bearing demand deposits increased $22.0 million, or 6.1%, and saving deposits increased $1.6 million, or 3.3%, during 2006. The latter three categories, which are considered the lowest cost deposits, comprised 59.1% of total deposits at December 31, 2006 compared to 64.8% at December 31, 2005. The issuance of the callable brokered CDs during 2006 was the cause for the decrease in the percentage of three categories that are our lowest cost deposits.

The following table sets forth deposits by category at December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Noninterest Bearing Demand Deposits	$325,771	$310,541	$263,898
Interest Bearing Demand Deposits	382,265	360,250	307,436
Savings Deposits	50,454	48,835	49,745
Time Deposits	523,985	391,187	319,907

Total Deposits	$1,282,475	$1,110,813	$940,986

During the year ended December 31, 2006, total time deposits of $100,000 or more increased $25.3 million, or 14.3% from December 31, 2005.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Time Certificates of Deposit	Other Time Deposits	Total	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)

Three months or less	$48,529	$28,000	$76,529	$47,756	$28,000	$75,756
Over three to six months	35,770	21,000	56,770	23,853	18,000	41,853
Over six to twelve months	38,534	7,000	45,534	25,235	7,000	32,235
Over twelve months	22,973	-	22,973	26,662	-	26,662

Total	$145,806	$56,000	$201,806	$123,506	$53,000	$176,506

During the year ended December 31, 2006, we issued approximately $104 million of callable brokered CDs, net of discount, where we control numerous options to call the CDs before the final maturity date. These brokered CDs have maturities from 1.7 to five years and calls from three to six months. At December 31, 2006, we had a total of $123.5 million in brokered CDs that represented 9.6% of our deposits. We are currently utilizing long-term brokered CDs more than long-term FHLB funding as the brokered CDs better match overall ALCO objectives due to the calls we control. At December 31, 2005, we had $19.8 million in brokered CDs while at December 31, 2004, we had no brokered CDs. Our current policy allows for a maximum of $150 million in brokered CDs. The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased, increased $12.7 million, or 4.0%, during 2006 when compared to 2005. FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Federal funds purchased
Balance at end of period	$5,675	$2,400	$8,500
Average amount outstanding during the period (1)	8,727	6,485	2,042
Maximum amount outstanding during the period (3)	13,775	9,875	8,500
Weighted average interest rate during the period (2)	5.2%	3.6%	1.8%
Interest rate at end of period	5.5%	4.3%	2.5%

FHLB advances
Balance at end of period	$322,241	$312,271	$198,901
Average amount outstanding during the period (1)	367,068	274,689	178,581
Maximum amount outstanding during the period (3)	396,416	337,808	198,901
Weighted average interest rate during the period (2)	4.4%	3.5%	3.6%
Interest rate at end of period	4.7%	3.7%	3.3%

Other obligations
Balance at end of period	$1,605	$2,174	$2,500
Average amount outstanding during the period (1)	901	1,109	1,156
Maximum amount outstanding during the period (3)	2,500	2,500	2,500
Weighted average interest rate during the period (2)	4.8%	3.0%	1.2%
Interest rate at end of period	5.0%	4.0%	1.9%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)	The maximum amount outstanding at any month-end during the period.

Long-term FHLB advances decreased $79.0 million, or 37.9%, during 2006 to $129.4 million when compared to $208.4 million in 2005. The decrease was the result of a decrease in long-term FHLB advances purchased and long-term advances rolling into the short-term category.

Long-term debt consisting entirely of our junior subordinated debentures issued in 2003 in connection with the issuance of trust preferred securities by Southside Statutory Trust III was $20,619,000 for the years ended December 31, 2005 and 2006. The interest on our long-term debt adjusts quarterly at a rate equal to three month LIBOR plus 294 basis points.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2006 of $110.6 million increased 1.2%, or $1.3 million, from December 31, 2005 and represented 5.8% of total assets at December 31, 2006 compared to 6.1% at December 31, 2005.

Net income for 2006 of $15.0 million was the major contributor to the increase in shareholders' equity at December 31, 2006 along with the issuance of $1.8 million in common stock (186,658 shares) through our incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of an increase of $10.0 million in accumulated other comprehensive loss and $5.7 million in cash dividends paid. The increase in accumulated other comprehensive loss is composed of a $1.9 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see “Note 3 - Comprehensive Income (Loss)”) and an increase of $8.1 million, net of tax, related to the change in the unfunded status of our defined benefit plans. During the first quarter of 2006, we issued a 5% stock dividend, which had no net effect on shareholders' equity. Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program. The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments. Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt. Management believes, as of December 31, 2006, that we meet all capital adequacy requirements to which we are subject.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$152,198	17.76%	$68,540	8.00%	N/A	N/A
Bank Only	$146,458	17.09%	$68,540	8.00%	$85,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$145,005	16.93%	$34,270	4.00%	N/A	N/A
Bank Only	$139,265	16.26%	$34,270	4.00%	$51,405	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$145,005	7.68%	$75,570	4.00%	N/A	N/A
Bank Only	$139,265	7.37%	$75,542	4.00%	$94,427	5.00%

As of December 31, 2005:

Total Capital (to Risk Weighted Assets)
Consolidated	$140,158	18.04%	$62,158	8.00%	N/A	N/A
Bank Only	$136,396	17.57%	$62,107	8.00%	$77,634	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$133,068	17.13%	$31,079	4.00%	N/A	N/A
Bank Only	$129,306	16.66%	$31,054	4.00%	$46,580	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$133,068	7.62%	$69,852	4.00%	N/A	N/A
Bank Only	$129,306	7.41%	$69,824	4.00%	$87,281	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Return on Average Assets	0.81%	0.86%	1.07%
Return on Average Shareholders' Equity	13.48%	13.88%	15.31%
Dividend Payout Ratio - Basic	38.52%	38.02%	31.58%
Dividend Payout Ratio - Diluted	39.83%	40.00%	33.33%
Average Shareholders' Equity to Average Total Assets	5.99%	6.20%	6.98%

ACCOUNTING PRONOUNCEMENTS

See “Note 1 - Summary of Significant Accounting and Reporting Policies” in the accompanying notes to our consolidated financial statements in this report.

EFFECTS OF INFLATION

Our consolidated financial statements, and their related notes, have been prepared in accordance with GAAP that require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike many industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. Inflation can affect the amount of money customers have for deposits, as well as ability to repay loans.

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time. This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers. Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss. Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets. At December 31, 2006, these investments were 16.1% of total assets, as compared with 17.6% for December 31, 2005, and 20.7% for December 31, 2004. Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities. We have three lines of credit for the purchase of overnight federal funds at prevailing rates. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB -The Independent Bankers Bank, respectively. At December 31, 2006, the amount of additional funding we could obtain from FHLB using our unpledged securities at FHLB was approximately $400 million, net of FHLB stock purchases required. We have obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates. The ALCO closely monitors various liquidity ratios, interest rate spreads and margins, interest rate simulation tests utilizing various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position. In addition, the ALCO utilizes a simulation model to determine the impact of net interest income of several different interest rate scenarios. By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

OFF-BALANCE-SHEET ARRANGEMENTS

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss we have in these particular classes of financial instruments.

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

We had outstanding unused commitments to extend credit of $105.2 million and $84.2 million at December 31, 2006 and 2005, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date. Unused commitments for credit card and ready reserve at December 31, 2006 and 2005 were $8.2 million and $7.3 million, respectively, and are reflected in the due after one year category. We had outstanding standby letters of credit of $3.5 million and $3.6 million at December 31, 2006 and 2005, respectively.

The scheduled maturities of unused commitments as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Unused commitments:
Due in one year or less	$61,821	$54,649
Due after one year	43,333	29,507
Total	$105,154	$84,156

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant, and equipment.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Payments for borrowings do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:
	(in thousands)
Long-term debt, including current maturities (1)	$-	$-	$-	$20,619	$20,619
FHLB advances (2)	287,315	134,038	27,727	2,540	451,620
Operating leases (3)	781	1,071	554	9	2,415
Deferred compensation agreements (4)	641	348	348	2,506	3,843
Time deposits (5)	342,833	90,935	84,897	5,320	523,985
Securities purchased not paid for	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Total contractual obligations	$631,570	$226,392	$113,526	$30,994	$1,002,482

(1)  We had long-term floating rate debt that was indexed to 3 month LIBOR and adjusts on a quarterly basis. The total balance of debt was $20.6 million at December 31, 2006 with a scheduled maturity date of 2033. The rate of interest for the first quarter of 2007 associated with this debt is 8.30%.

(2)  We had FHLB advances with maturity dates ranging from 2007 through 2015, with a total balance of $451,620 at December 31, 2006. Callable FHLB advances are presented based on contractual maturity.

(3)  We had various operating leases for our office machines that total $269,000 and expire on or before the end of 2011. In addition, we have operating leases totaling $2.1 million on our retail branch locations and mortgage lending center which have future commitments of up to five years and additional options, we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with seven officers totaling $3.8 million. Payments from the agreements are to commence at the time of retirement. As of December 31, 2006, $50,000 in payments had been made from such agreements. Of the seven officers included in the agreements, two were eligible for retirement at December 31, 2006 and one retired officer is currently receiving benefits. The remaining four officers are eligible at various dates after five years. The totals reflected under five years assume the two eligible officers retired at December 31, 2006. Additional information regarding executive compensation is incorporated into “Item 11. Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had callable brokered CDs with maturity dates ranging from 2009-2012, with a total balance of $123.5 million at December 31, 2006. Callable brokered CDs are presented based on contractual maturity.

We expect to contribute $3.0 million to our defined benefit plan during 2007. We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time. See the table in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” that shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the banking industry, a major risk exposure is changing interest rates. The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates. Federal Reserve Board monetary control efforts, the effects of deregulation and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period. If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap. Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income. In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income. For an institution with a positive gap, the reverse would be expected. A table is presented in this item that reflects interest sensitivity gaps for four different intervals as of December 31, 2006.

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO. Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position. In addition, our board reviews our asset/liability position on a monthly basis. We primarily use two methods for measuring and analyzing interest rate risk: Net income simulation analysis and market value of portfolio equity modeling. Through these simulations we attempt to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve. Our policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock. Our policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case. The results of the valuation analysis as of December 31, 2006, were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 11%. Due to the level of our interest bearing demand and savings deposit rates at December 31, 2006, some of these rates cannot move down 200 basis points. As part of the overall assumptions, certain assets and liabilities have been given reasonable floors. This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity. Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity. Adjustable rate student loans totaling $6.4 million are classified in the one year category. Callable FHLB Advances are presented based on contractual maturity. Callable brokered CDs are presented based on contractual maturity. Loans held for sale totaling $3.9 million are classified in the one year category. Nonaccrual loans totaling $1.3 million are not included in total loans. All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Years Ending December 31,
								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Loans:

Fixed Rate	$198,762	$96,069	$48,344	$29,926	$19,581	$105,073	$497,755	$494,274
	6.70%	6.63%	6.59%	6.47%	6.44%	5.58%	6.42%

Adjustable Rate	70,878	11,386	8,428	2,932	6,347	163,997	263,968	263,968
	8.36%	7.66%	8.69%	8.03%	8.35%	6.69%	7.30%
Mortgage-backed Securities:

Fixed Rate	203,747	189,714	160,585	119,324	87,941	108,015	869,326	865,912
	5.27%	5.14%	5.09%	5.02%	4.97%	4.68%	5.07%

Investments and Other Interest Earning Assets:

Fixed Rate	48,063	4,262	1,986	3,805	2,745	62,513	123,374	123,365
	5.18%	4.86%	5.79%	7.00%	5.85%	5.97%	5.65%

Adjustable Rate	-	-	-	-	-	5,900	5,900	5,900
	-	-	-	-	-	7.13%	7.13%

Total Interest Earning Assets	$521,450	$301,431	$219,343	$155,987	$116,614	$445,498	$1,760,323	$1,753,419
	6.23%	5.71%	5.57%	5.40%	5.42%	5.85%	5.83%

Savings Deposits	$5,045	$2,523	$2,523	$2,523	$2,523	$35,317	$50,454	$50,454
	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%	1.30%

NOW Deposits	95,478	5,550	5,550	5,550	5,550	77,702	195,380	195,380
	4.61%	0.82%	0.82%	0.82%	0.82%	0.82%	2.67%

Money Market Deposits	24,153	8,051	8,051	8,051	8,051	24,153	80,510	80,510
	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

Platinum Money Market	59,570	9,042	9,042	9,042	9,042	10,637	106,375	106,375
	3.70%	3.70%	3.70%	3.70%	3.70%	3.70%	3.70%

Certificates of Deposit	342,833	35,800	55,135	11,462	73,435	5,320	523,985	522,815
	4.68%	4.44%	5.01%	4.71%	5.39%	6.01%	4.81%

FHLB Advances	287,315	80,060	53,978	14,514	13,213	2,540	451,620	448,383
	4.57%	4.47%	4.82%	4.48%	5.70%	5.17%	4.62%

Other Borrowings	7,280	-	-	-	-	20,619	27,899	27,899
	5.36%	-	-	-	-	8.30%	7.53%

Total Interest Bearing Liabilities	$821,674	$141,026	$134,279	$51,142	$111,814	$176,288	$1,436,223	$1,431,816
	4.51%	4.14%	4.50%	3.65%	4.82%	2.52%	4.22%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio. Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%. Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%. Consumer loans are assumed to prepay at an annualized rate between 8% and 30%. Commercial loans are assumed to prepay at an annual rate between 8% and 45%. Municipal loans are assumed to prepay at an annual rate between 6% and 18%. Fixed and adjustable rate mortgage-backed securities, including CMOs and REMICs, have annual payment assumptions ranging from 6% to 50%. At December 31, 2006, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security. In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security. At December 31, 2006, of the $869.3 million of mortgage-backed and related securities we held, all were secured by fixed-rate mortgage loans.

We assume 70% of savings accounts and non public fund transaction accounts at December 31, 2006, are core deposits and are, therefore, expected to mature after five years. All public fund transaction accounts are assumed to mature within one year. We assume 30% of money market accounts at December 31, 2006, are core deposits and are, therefore, expected to mature after five years. We assume 10% of our platinum money market accounts are core deposits and are, therefore, expected to mature after five years. Fixed maturity deposits reprice at maturity.

In evaluating our exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates. Prepayment and early withdrawal levels associated with mortgage-backed securities may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

The following table sets forth certain information as of December 31, 2006 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)	1-3 Mos.	4-12 Mos.	1-5 Yrs.	Over 5 Yrs.	Total

Loans(1)	$233,122	$167,645	$249,732	$111,224	$761,723
Securities	104,082	151,153	570,362	170,528	996,125
Other Interest Earning Assets	2,475	-	-	-	2,475
Total Rate Sensitive Assets	$339,679	$318,798	$820,094	$281,752	$1,760,323

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits	$240,018	$287,061	$276,496	$153,129	$956,704
Other Interest Bearing Liabilities	221,593	73,002	161,765	23,159	479,519
Total Rate Sensitive Liabilities	$461,611	$360,063	$438,261	$176,288	$1,436,223

Gap (2)	(121,932)	(41,265)	381,833	105,464	324,100
Cumulative Gap	(121,932)	(163,197)	218,636	324,100
Cumulative Ratio of RSA to RSL	0.74	0.80	1.17	1.23	1.23
Gap/Total Earning Assets	(6.9%)	(2.3%)	21.7%	6.0%	18.4%

(1) Amount is equal to total loans less nonaccrual loans at December 31, 2006.
(2) Gap equals Total RSA minus Total RSL.

The ALCO monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for us. Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities. Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates. Regulatory authorities also monitor our gap position along with other liquidity ratios. In addition, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios. By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in this report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2007 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flow for the years ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.
3 (a)(i)	-
Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

3 (a)(ii)	-
Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1994, (commission file number 000-12247) and incorporated herein by reference).

3 (b)	-
Bylaws as amended and restated and in effect on December 16, 2004, of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed June 28, 2006, and incorporated herein by reference).

	4	-
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

**	10 (a)(i)	-
Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21, 1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, (commission file number 000-12247) and incorporated herein by reference).

**	10 (a)(ii)	-
Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1995, (commission file number 000-12247) and incorporated herein by reference).

**	10 (b)	-
Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, (commission file number 000-12247) and incorporated herein by reference).

**	10 (c)	-
Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

**	10 (e)	-
Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1995, (commission file number 000-12247) and incorporated herein by reference).

**	10 (f)	-
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, (commission file number 000-12247) and incorporated herein by reference).

**	10 (g)	-
Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, (commission file number 000-12247) and incorporated herein by reference).

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

_____________
* Filed herewith.
** Compensation plan, benefit plan or employment contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/	B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

	BY:	/s/	LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial and
DATED: March 2, 2007			Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY	Chairman of the Board	March 2, 2007
	(B. G. Hartley)	and Director

/s/	ROBBIE N. EDMONSON	Vice Chairman of the Board	March 2, 2007
	(Robbie N. Edmonson)	and Director

/s/	SAM DAWSON	President and Secretary	March 2, 2007
	(Sam Dawson)	and Director

/s/	HERBERT C. BUIE	Director	March 2, 2007
(Herbert C. Buie)

/s/	ALTON CADE	Director	March 2, 2007
(Alton Cade)

/s/	MICHAEL D. GOLLOB	Director	March 2, 2007
(Michael D. Gollob)

/s/	MELVIN B. LOVELADY	Director	March 2, 2007
(Melvin B. Lovelady)

/s/	JOE NORTON	Director	March 2, 2007
(Joe Norton)

/s/	PAUL W. POWELL	Director	March 2, 2007
(Paul W. Powell)

/s/	WILLIAM SHEEHY	Director	March 2, 2007
(William Sheehy)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.:

We have completed integrated audits of Southside Bancshares, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 2, 2007

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)	December 31,	December 31,
	2006	2005

ASSETS

Cash and due from banks	$52,537	$51,279
Interest earning deposits	550	550
Federal funds sold	1,925	-
Total cash and cash equivalents	55,012	51,829
Investment securities:
Available for sale, at estimated fair value	98,952	121,240
Held to maturity, at cost	1,351	-
Mortgage-backed and related securities:
Available for sale, at estimated fair value	643,164	592,435
Held to maturity, at cost	226,162	229,321
Federal Home Loan Bank stock, at cost	25,614	28,729
Other investments, at cost	882	878
Loans held for sale	3,909	4,281
Loans:
Loans	759,147	680,364
Less: allowance for loan losses	(7,193)	(7,090)
Net Loans	751,954	673,274
Premises and equipment, net	32,641	33,610
Interest receivable	10,110	9,304
Deferred tax asset	8,678	3,226
Other assets	32,547	35,335

TOTAL ASSETS	$1,890,976	$1,783,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$325,771	$310,541
Interest bearing	956,704	800,272
Total Deposits	1,282,475	1,110,813
Short-term obligations:
Federal funds purchased	5,675	2,400
FHLB advances	322,241	312,271
Other obligations	1,605	2,174
Total Short-term obligations	329,521	316,845
Long-term obligations:
FHLB advances	129,379	208,413
Long-term debt	20,619	20,619
Total Long-term obligations	149,998	229,032
Other liabilities	18,378	17,482
TOTAL LIABILITIES	1,780,372	1,674,172

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 16)

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 14,075,653 and 13,306,241 shares issued)	17,594	16,633
Paid-in capital	100,736	87,962
Retained earnings	29,648	32,054
Treasury stock (1,718,737 shares at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(14,524)	(4,509)
TOTAL SHAREHOLDERS' EQUITY	110,604	109,290

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,890,976	$1,783,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2006	2005	2004
Interest income
Loans	$46,413	$38,852	$34,885
Investment securities - taxable	2,498	1,978	1,072
Investment securities - tax exempt	2,139	3,181	3,646
Mortgage-backed and related securities	44,401	34,584	26,845
Federal Home Loan Bank stock and other investments	1,409	1,032	477
Other interest earning assets	92	54	75
Total interest income	96,952	79,681	67,000
Interest expense
Deposits	30,690	17,221	10,108
Short-term obligations	16,534	9,892	6,499
Long-term obligations	8,060	11,309	10,999
Total interest expense	55,284	38,422	27,606
Net interest income	41,668	41,259	39,394
Provision for loan losses	1,080	1,463	925
Net interest income after provision for loan losses	40,588	39,796	38,469
Noninterest income
Deposit services	15,482	14,594	13,793
Gain on sale of securities available for sale	743	228	2,759
Gain on sale of loans	1,817	1,807	1,644
Trust income	1,711	1,422	1,248
Bank owned life insurance income	1,067	951	812
Other	2,661	2,246	1,647
Total noninterest income	23,481	21,248	21,903
Noninterest expense
Salaries and employee benefits	28,275	27,479	25,395
Occupancy expense	4,777	4,257	4,120
Equipment expense	899	847	759
Advertising, travel and entertainment	1,742	1,967	1,852
ATM and debit card expense	955	648	628
Director fees	587	677	646
Supplies	637	628	608
Professional fees	1,386	1,339	1,239
Postage	618	572	561
Telephone and communications	723	593	522
Other	4,368	4,152	3,991
Total noninterest expense	44,967	43,159	40,321
Income before Federal income tax expense	19,102	17,885	20,051
Provision (benefit) for Federal income tax expense
Current	8,582	1,569	5,118
Deferred	(4,482)	1,724	(1,166)
Total income taxes	4,100	3,293	3,952

Net Income	$15,002	$14,592	$16,099

Earnings per common share - basic	$1.22	$1.21	$1.33
Earnings per common share - diluted	$1.18	$1.15	$1.26
Dividends declared per common share	$0.47	$0.46	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
	Comprehensive Income	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity

Balance at December 31, 2003		$14,724	$63,144	$32,979	$(16,544)	$6,083	$100,386
Net Income	$16,099			16,099			16,099
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(5,323)					(5,323)	(5,323)
Minimum pension liability adjustment	(2,804)					(2,804)	(2,804)
Comprehensive income	$7,972
Common stock issued (184,369 shares)		230	1,372				1,602
Tax benefit of incentive stock options			489				489
Dividends paid on common stock				(4,443)			(4,443)
Purchase of 64,600 shares of common stock					(1,309)		(1,309)
Stock dividend		654	10,263	(10,917)			-

Balance at December 31, 2004		15,608	75,268	33,718	(17,853)	(2,044)	104,697
Net Income	$14,592			14,592			14,592
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(5,034)					(5,034)	(5,034)
Minimum pension liability adjustment	2,569					2,569	2,569
Comprehensive income	$12,127
Common stock issued (275,667 shares)		345	1,703				2,048
Tax benefit of incentive stock options			629				629
Dividends paid on common stock				(5,214)			(5,214)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,362	(11,042)			-

Balance at December 31, 2005		16,633	87,962	32,054	(22,850)	(4,509)	109,290
Net Income	$15,002			15,002			15,002
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(1,883)					(1,883)	(1,883)
Minimum pension liability adjustment	298					298	298
Comprehensive income	$13,417
Adjustment to initially apply SFAS 158, net of tax						(8,430)	(8,430)
Common stock issued (186,658 shares)		233	1,517				1,750
Stock compensation expense			27				27
Tax benefit of incentive stock options			252				252
Dividends paid on common stock				(5,702)			(5,702)
Stock dividend		728	10,978	(11,706)			-

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$15,002	$14,592	$16,099
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,275	2,171	2,288
Amortization of premium	5,741	8,741	10,578
Accretion of discount and loan fees	(2,089)	(1,120)	(730)
Provision for loan losses	1,080	1,463	925
Stock compensation expense	27	-	-
Increase in interest receivable	(806)	(754)	(117)
Increase in other assets	(3,436)	(8,593)	(3,711)
Net change in deferred taxes	(292)	400	279
Increase in interest payable	931	1,056	332
(Decrease) increase in other liabilities	(6,429)	7,230	(978)
Decrease (increase) in loans held for sale	372	(517)	(445)
Gain on sale of securities available for sale	(743)	(228)	(2,759)
Gain on sale of assets	(1)	(66)	(49)
Loss (gain) on sale of other real estate owned	6	(12)	30
Net cash provided by operating activities	11,638	24,363	21,742

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	52,640	93,351	82,722
Proceeds from sales of mortgage-backed securities available for sale	75,354	106,400	111,533
Proceeds from maturities of investment securities available for sale	24,460	70,923	61,458
Proceeds from maturities of mortgage-backed securities available for sale	107,029	125,720	138,446
Proceeds from maturities of mortgage-backed securities held to maturity	35,806	27,266	14,335
Proceeds from redemption of FHLB stock	4,457	-	-
Purchases of investment securities available for sale	(55,155)	(151,280)	(131,198)
Purchases of investment securities held to maturity	(1,348)	-	-
Purchases of mortgage-backed securities available for sale	(237,001)	(359,007)	(401,588)
Purchases of mortgage-backed securities held to maturity	(33,749)	(17,071)	(8,864)
Purchases of FHLB stock and other investments	(1,346)	(2,788)	(3,149)
Net increase in loans	(81,248)	(58,944)	(36,248)
Purchases of premises and equipment	(1,306)	(5,456)	(1,994)
Proceeds from sales of premises and equipment	1	66	59
Proceeds from sales of repossessed assets	426	924	301
Proceeds from sales of other real estate owned	514	225	397
Net cash used in investing activities	(110,466)	(169,671)	(173,790)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)
	Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	38,864	98,547	70,697
Net increase (decrease) in certificates of deposit	132,636	71,277	(2,240)
Net increase (decrease) in federal funds purchased	3,275	(6,100)	4,975
Proceeds from FHLB advances	7,456,291	3,995,852	1,498,631
Repayment of FHLB advances	(7,525,355)	(4,004,737)	(1,413,745)
Tax benefit of incentive stock options	252	629	489
Proceeds from the issuance of common stock	1,750	2,048	1,602
Purchase of common stock	-	(4,997)	(1,309)
Dividends paid	(5,702)	(5,214)	(4,443)
Net cash provided by financing activities	102,011	147,305	154,657

Net increase in cash and cash equivalents	3,183	1,997	2,609
Cash and cash equivalents at beginning of year	51,829	49,832	47,223
Cash and cash equivalents at end of year	$55,012	$51,829	$49,832

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$54,353	$37,365	$27,275
Income taxes paid	$3,450	$2,700	$3,400

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$1,220	$1,037	$739
Transfer of available for sale securities to held to maturity securities	$-	$-	$241,417
Adjustment to initially apply SFAS 158	$6,276	$-	$-
Minimum pension plan liability adjustment	$(451)	$(3,892)	$4,249
Payment of 5% stock dividend	$11,706	$11,042	$10,917

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (the "Bank" or “Southside Bank”) and the nonbank subsidiary, are summarized below.

Organization and Basis of Presentation. The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Delaware Financial Corporation, Southside Bank and the nonbank subsidiary. We offer a full range of financial services to commercial, industrial, financial and individual customers. All significant intercompany accounts and transactions are eliminated in consolidation. The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment. Actual amounts could differ from these estimates.

Cash Equivalents. Cash equivalents, for purposes of reporting cash flow, include cash, amounts due from banks and federal funds sold.

Basic and Diluted Earnings per Common Share. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 2 - Earnings Per Share.”

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale and changes in the funded status of defined benefit retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 - Comprehensive Income (Loss).”

Loans. All loans are stated at principal outstanding net of unearned discount. Interest income on loans is recognized using the level yield method. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Substantially all of our impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

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

Loan Fees. We treat loan fees, net of direct costs, as an adjustment to the yield of the related loan over its term.

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

Securities. We use the specific identification method to determine the basis for computing realized gain or loss. We account for debt and equity securities as follows:

Held to Maturity (“HTM”). Debt securities that management has the positive intent and ability to hold until maturity are classified as HTM and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

Available for Sale (“AFS”). Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS. These assets are carried at market value. Market value is determined using published quotes as of the close of business. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services. Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities with limited marketability, such as stock in the FHLB, are carried at cost, which approximates its fair value.

Premises and Equipment. Bank premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful lives of the related assets. Useful lives are estimated to be fifteen to forty years for premises and three to ten years for equipment. Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements. Maintenance and repairs are charged to income as incurred while major improvements and replacements are capitalized.

Income Taxes. We file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs.

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

Stock Options. Prior to January 1, 2006, we applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock. The Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) on January 1, 1996, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method. We elected to provide the pro forma disclosures for 2004 and 2005.

We adopted the provisions of SFAS 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006 using a modified version of prospective application in accordance with SFAS 123R. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for our stock-based compensation plans been determined consistent with the requirements of SFAS 123R, our net income and net income per common share for 2005 and 2004, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Years Ended December 31
	As Reported 2005	Pro Forma 2005	As Reported 2004	Pro Forma 2004
FAS123 Charge	$-	$60	$-	$101

Net Income	$14,592	$14,532	$16,099	$15,998

Net Income per Common Share-Basic	$1.21	$1.21	$1.33	$1.32

Net Income per Common Share-Diluted	$1.15	$1.15	$1.26	$1.25

The effects of applying SFAS 123R in this pro forma disclosure are not indicative of future amounts.

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Trust Assets. Assets of our trust department, other than cash on deposit at Southside Bank, are not included in the accompanying financial statements because they are not our assets.

General. Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income or equity.

Accounting Pronouncements.

Statements of Financial Accounting Standards

SFAS No. 159. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. We intend to adopt SFAS 159 on January 1, 2008. We have not yet determined if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities or the impact that the implementation of SFAS 159 will have on our consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We were required to recognize the funded status of our defined benefit plans in our financial statements for the year ended December 31, 2006. See “Note 12 - Employee Benefits” for additional information related to these plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for our consolidated financial statements beginning with the year ended after December 31, 2008. We currently use December 31 as the measurement date for our defined benefit plans.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on our consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” However, in January 2007, the FASB issued interpretive guidance in SFAS 133, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.” In DIG Issue B40, the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 provided that the interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. As of December 31, 2006, we did not have any hybrid financial instruments that were previously bifurcated under SFAS 133. As a result, the adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact our consolidated financial statements.

Emerging Issues Task Force Concensuses

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. We do not currently expect the adoption of EITF 06-4 to have a material impact on our consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance.” EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We do not currently expect the adoption of EITF 06-5 to have a material impact on our consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for us on January 1, 2007 and did not have a significant impact on our consolidated financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all our consolidated financial statements issued after November 15, 2006 and did not have a significant impact on our financial statements.

2.	EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (“SFAS 128”), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Basic Earnings and Shares:
Net Income	$15,002	$14,592	$16,099

Weighted-average basic shares outstanding	12,260	12,046	12,072

Basic Earnings Per Share:
Net Income	$1.22	$1.21	$1.33

Diluted Earnings and Shares:
Net Income	$15,002	$14,592	$16,099

Weighted-average basic shares outstanding	12,260	12,046	12,072
Add: Stock options	472	592	712
Weighted-average diluted shares outstanding	12,732	12,638	12,784

Diluted Earnings Per Share:
Net Income	$1.18	$1.15	$1.26

For the years ended December 31, 2006, 2005 and 2004, there were no antidilutive options.

3.	COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income” (“SFAS 130”) are as follows (in thousands):

	Year Ended December 31, 2006
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,110)	$717	$(1,393)
Less: reclassification adjustment for gains realized in net income	743	(253)	490
Net unrealized losses	(2,853)	970	(1,883)
Minimum pension liability adjustment	451	(153)	298

Other comprehensive loss	$(2,402)	$817	$(1,585)

	Year Ended December 31, 2005
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,399)	$2,515	$(4,884)
Less: reclassification adjustment for gains realized in net income	228	(78)	150
Net unrealized losses	(7,627)	2,593	(5,034)
Minimum pension liability adjustment	3,892	(1,323)	2,569

Other comprehensive loss	$(3,735)	$1,270	$(2,465)

	Year Ended December 31, 2004
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,306)	$1,804	$(3,502)
Less: reclassification adjustment for gains realized in net income	2,759	(938)	1,821
Net unrealized losses	(8,065)	2,742	(5,323)
Minimum pension liability adjustment	(4,249)	1,445	(2,804)

Other comprehensive loss	$(12,314)	$4,187	$(8,127)

The components of accumulated other comprehensive loss as of December 31, 2006 and 2005, are reflected in the table below (in thousands):

	Years Ended December 31,
	2006	2005

Unrealized losses on AFS securities	$(5,855)	$(3,972)
Net unfunded liability for defined benefit plans	(8,669)	(537)

Total	$(14,524)	$(4,509)

4.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 as of December 31, 2006 and 2005.

5.	SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2006 and 2005, are reflected in the tables below (in thousands):

	AVAILABLE FOR SALE
December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Investment Securities:
U.S. Treasury	$27,104	$-	$721	$26,383
Government Sponsored Enterprise Debentures	9,923	-	-	9,923
State and Political Subdivisions	54,037	1,488	390	55,135
Other Stocks and Bonds	7,611	12	112	7,511
Mortgage-backed Securities:
U.S. Government Agencies	72,183	425	1,209	71,399
Government Sponsored Enterprises	570,777	1,250	7,377	564,650
Other Private Issues	7,190	20	95	7,115
Total	$748,825	$3,195	$9,904	$742,116

	HELD TO MATURITY
December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Investment Securities:
Other Stocks and Bonds	$1,351	$7	$16	$1,342
Mortgage-backed Securities:
U.S. Government Agencies	30,788	-	407	30,381
Government Sponsored Enterprises	195,374	97	3,104	192,367
Total	$227,513	$104	$3,527	$224,090

	AVAILABLE FOR SALE
December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Investment Securities:
U.S. Treasury	$24,090	$37	$357	$23,770
Government Sponsored Enterprise Debentures	21,697	-	172	21,525
State and Political Subdivisions	65,705	2,910	276	68,339
Other Stocks and Bonds	7,658	12	64	7,606
Mortgage-backed Securities:
U.S. Government Agencies	70,122	547	937	69,732
Government Sponsored Enterprises	524,234	1,382	6,220	519,396
Other Private Issues	3,328	10	31	3,307
Total	$716,834	$4,898	$8,057	$713,675

	HELD TO MATURITY
December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Mortgage-backed Securities:
U.S. Government Agencies	$35,400	$83	$225	$35,258
Government Sponsored Enterprises	193,921	32	2,325	191,628
Total	$229,321	$115	$2,550	$226,886

The following table represents the unrealized loss on securities for the years ended December 31, 2006 and 2005 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

As of December 31, 2006:

Available for Sale
U.S. Treasury	$13,859	$135	$12,524	$586	$26,383	$721
State and Political Subdivisions	1,626	13	12,524	377	14,150	390
Other Stocks and Bonds	2,632	65	3,956	47	6,588	112
Mortgage-Backed Securities	199,263	1,623	317,464	7,058	516,727	8,681

Total	$217,380	$1,836	$346,468	$8,068	$563,848	$9,904

Held to Maturity
Other Stocks and Bonds	$862	$16	$-	$-	$862	$16
Mortgage-Backed Securities	27,912	138	175,750	3,373	203,662	3,511

Total	$28,774	$154	$175,750	$3,373	$204,524	$3,527

As of December 31, 2005:

Available for Sale
U.S. Treasury	$12,765	$357	$-	$-	$12,765	$357
Government Sponsored Enterprise Debentures	14,912	6	6,613	166	21,525	172
State and Political Subdivisions	11,625	190	2,223	86	13,848	276
Other Stocks and Bonds	358	10	4,499	54	4,857	64
Mortgage-Backed Securities	316,450	3,413	147,945	3,775	464,395	7,188

Total	$356,110	$3,976	$161,280	$4,081	$517,390	$8,057

Held to Maturity
Mortgage-Backed Securities	$165,133	$1,917	$40,751	$633	$205,884	$2,550

Total	$165,133	$1,917	$40,751	$633	$205,884	$2,550
Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Interest income recognized on AFS and HTM securities for the years presented:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

U.S. Treasury	$1,042	$508	$129
U.S. Government Agencies	337	723	580
State and Political Subdivisions	2,727	3,564	3,853
Other Stocks and Bonds	531	364	156
Mortgage-backed Securities	44,401	34,584	26,845

Total interest income on securities	$49,038	$39,743	$31,563

During 2004, we transferred mortgage-backed securities totaling $241.4 million from AFS to HTM due to overall balance sheet strategies and potential changes in market conditions. The unrealized loss on the securities transferred from AFS to HTM was $2.9 million, net of tax, at the date of transfer based on the fair value of the securities on the transfer date. When we transferred the securities from AFS to HTM, we had a significant amount of long-term FHLB fixed rate liabilities and determined it was appropriate that a portion of our securities portfolio should be designated HTM. There were no securities transferred from AFS to HTM during 2005 and 2006. There were no sales from the HTM portfolio during the years ended December 31, 2006, 2005 or 2004. There were $227.5 million and $229.3 million of securities classified as HTM for the years ended December 31, 2006 and 2005, respectively.

Of the $0.7 million in net securities gains from the AFS portfolio in 2006, there were $1.6 million in realized gains and $0.9 million in realized losses. Of the $0.2 million in net securities gains from the AFS portfolio in 2005, there were $1.6 million in realized gains and $1.4 million in realized losses. Of the $2.8 million in net securities gains on sales from the AFS portfolio in 2004, there were $3.3 million in realized gains and $0.5 million in realized losses.

The amortized cost and fair value of securities at December 31, 2006, are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities. The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	Amortized Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment Securities
Due in one year or less	$19,975	$19,974
Due after one year through five years	12,811	12,798
Due after five years through ten years	34,125	33,382
Due after ten years	31,764	32,798
	98,675	98,952
Mortgage-backed securities	650,150	643,164
Total	$748,825	$742,116

	Amortized Cost	Aggregate Fair Value
	(in thousands)
Held to maturity securities:

Investment Securities
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	878	862
Due after ten years	473	480
	1,351	1,342
Mortgage-backed securities	226,162	222,748
Total	$227,513	$224,090

Investment and mortgage-backed securities with book values of $454.6 million and $528.9 million were pledged as of December 31, 2006 and 2005, respectively, to collateralize FHLB advances, public fund and trust deposits or for other purposes as required by law.

Securities with limited marketability, such FHLB stock and other investments, are carried at cost, which approximates its fair value. These securities have no maturity date.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31, 2006	December 31, 2005
Real Estate Loans:	(in thousands)
Construction	$39,588	$35,765
1-4 family residential	227,354	199,812
Other	181,047	162,147
Commercial loans	118,962	91,456
Municipal loans	106,155	109,003
Loans to individuals	86,041	82,181
Total loans	759,147	680,364
Less: Allowance for loan losses	7,193	7,090
Net loans	$751,954	$673,274

The following is a summary of the Allowance for Loan Losses for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)

Balance at beginning of year	$7,090	$6,942	$6,414
Provision for loan losses	1,080	1,463	925
Loans charged off	(2,972)	(2,996)	(1,043)
Recoveries of loans charged off	1,995	1,681	646
Balance at end of year	$7,193	$7,090	$6,942

Nonaccrual loans at December 31, 2006 and 2005 were $1.3 million and $1.7 million, respectively. Loans with terms modified in troubled debt restructuring at December 31, 2006 and 2005 were $220,000 and $226,000, respectively.

For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $1,388,000 and $1,773,000, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $113,000, $80,000 and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively. If these loans had been accruing interest at their original contracted rates, related income would have been $142,000, $177,000 and $186,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS114:

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$975	$102	$873
Loans to Individuals	262	105	157
Commercial Loans	96	12	84

Balance at December 31, 2006	$1,333	$219	$1,114

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$970	$58	$912
Loans to Individuals	381	141	240
Commercial Loans	380	145	235

Balance at December 31, 2005	$1,731	$344	$1,387

All of the impaired loans included above at December 31, 2006, had a valuation allowance. The balance of impaired loans included above with no valuation allowance was $3,000 at December 31, 2005.

7.	BANK PREMISES AND EQUIPMENT

	December 31, 2006	December 31, 2005
	(in thousands)

Bank premises	$40,323	$39,887
Furniture and equipment	15,998	15,165
	56,321	55,052
Less: accumulated depreciation	23,680	21,442
Total	$32,641	$33,610

Depreciation expense was $2.3 million, $2.2 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	OTHER REAL ESTATE OWNED

For the years ended December 31, 2006, 2005 and 2004, we did not have an allowance for losses on OREO.

For the years ended December 31, 2006 and 2005, the total of OREO was $351,000 and $145,000, respectively. OREO is reflected in other assets in our consolidated balance sheets.

For the years ended December 31, 2006, 2005 and 2004, OREO properties expense exceeded income by $143,000, $24,000 and $68,000, respectively.

9.	INTEREST BEARING DEPOSITS

	December 31, 2006	December 31, 2005
	(in thousands)

Savings deposits	$50,454	$48,835
Money market demand deposits	80,510	75,741
Platinum money market deposits	106,375	94,417
NOW demand deposits	195,380	190,092
Certificates and other time deposits of $100,000 or more	201,806	176,506
Certificates and other time deposits under $100,000	322,179	214,681

Total	$956,704	$800,272

For the years ended December 31, 2006, 2005 and 2004, interest expense on time deposits of $100,000 or more was $7.8 million, $5.0 million and $2.9 million, respectively.

At December 31, 2006, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2007	$342,833
2008	35,800
2009	55,135
2010	11,462
2011 and thereafter	78,755
$523,985

At December 31, 2006, we had a total of $123.5 million in brokered CDs that represented 9.6% of our deposits. We are currently utilizing long-term brokered CDs more than long-term FHLB funding as the brokered CDs better match overall ALCO objectives due to the calls we control. These brokered CDs have maturities from 1.7 to five years and calls from three to six months and are reflected in the CDs under $100,000 category. At December 31, 2005, we had $19.8 million in brokered CDs. Our current policy allows for a maximum of $150 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.6 million and $1.4 million for December 31, 2006 and 2005, respectively.

10.	SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2006	2005
	(dollars in thousands)

Federal funds purchased
Balance at end of period	$5,675	$2,400
Average amount outstanding during the period (1)	8,727	6,485
Maximum amount outstanding during the period (3)	13,775	9,875
Weighted average interest rate during the period (2)	5.2%	3.6%
Interest rate at end of period	5.5%	4.3%

FHLB advances
Balance at end of period	$322,241	$312,271
Average amount outstanding during the period (1)	367,068	274,689
Maximum amount outstanding during the period (3)	396,416	337,808
Weighted average interest rate during the period (2)	4.4%	3.5%
Interest rate at end of period	4.7%	3.7%

Other obligations
Balance at end of period	$1,605	$2,174
Average amount outstanding during the period (1)	901	1,109
Maximum amount outstanding during the period (3)	2,500	2,500
Weighted average interest rate during the period (2)	4.8%	3.0%
Interest rate at end of period	5.0%	4.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.

(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

(3)	The maximum amount outstanding at any month-end during the period.

We have three lines of credit for the purchase of federal funds. Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent Bankers Bank, respectively. At December 31, 2006, the amount of additional funding we could obtain from FHLB using our unpledged securities at FHLB was approximately $400 million, net of FHLB stock purchases required. We have obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

11.	LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2006	2005
	(dollars in thousands)

FHLB advances
Balance at end of period	$129,379	$208,413
Weighted average interest rate during the period (1)	4.1%	3.6%
Interest rate at end of period	4.5%	3.8%

Long-term debt
Balance at end of period	$20,619	$20,619
Weighted average interest rate during the period (1)	8.0%	6.2%
Interest rate at end of period	8.3%	7.5%

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2006 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total
FHLB advances	$374	$126,465	$2,540	$-	$129,379
Long-term debt	-	-	-	20,619	20,619
Total long-term obligations	$374	$126,465	$2,540	$20,619	$149,998

FHLB advances represent borrowings with fixed interest rates ranging from 2.5% to 7.6% and with maturities of one to ten years. FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

Long-term debt consisting entirely of our junior subordinated debentures issued in 2003 in connection with the issuance of trust preferred securities by Southside Statutory Trust III was $20,619,000 for the years ended December 31, 2005 and 2006. The interest on our long-term debt adjusts quarterly at a rate equal to three month LIBOR plus 294 basis points. The long-term debt reflected in the table above has a stated maturity date of September 4, 2033 with an option to prepay the debt at par beginning September 30, 2008.

12.	EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $3.8 million over a maximum period of fifteen years after retirement or death. Deferred compensation expense was $83,000, $112,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For both years ended December 31, 2006 and 2005, the deferred compensation plan liability totaled $2.3 million.

We provide accident and health insurance for substantially all employees through a self funded insurance program. Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006. Effective July 31, 2007, the healthcare plan will no longer provide health insurance coverage for any current retirees. The cost of health care benefits was $2,489,000, $2,469,000 and $3,381,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were nineteen and sixteen retirees participating in the health insurance plan as of December 31, 2006 and 2005, respectively.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees. Contributions to the ESOP are at the sole discretion of the board of directors. There were no contributions to the ESOP for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, 240,458 and 255,670 shares of common stock were owned by the ESOP, respectively. The number of shares has been adjusted as a result of stock splits and stock dividends. These shares are treated as externally held shares for dividend and earnings per share calculations.

We have an officers long-term disability income policy which covers officers of Southside Bank in the event they become disabled as defined under its terms. Individuals are automatically covered under the policy if they (a) have been elected as an officer, (b) have been an employee of Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis. The policy provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $10,000 per month, of their current salary. The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of our other Company sponsored benefit plans.

We entered into split dollar agreements with eight of our executive officers. The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives. The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement. The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million. The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%. As of December 31, 2006, the death benefits total $4.8 million. The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus. The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $121,000 for the year ended December 31, 2005. There was no expense associated with the postretirement liability for the year ended December 31, 2006.

We have a defined benefit pension plan (“the Plan”) pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions.

On November 3, 2005, our board of directors approved amendments to the Plan which affected future participation in the Plan and reduced the accrual of future benefits. The following amendments to the Plan became effective in 2006.

Entrance into the Plan by new employees was frozen effective December 31, 2005. Employees hired after December 31, 2005 are not eligible to participate in the plan. All other employees are eligible to participate under the plan on the first day of the month coincident with or next following the first anniversary of hire. “Employee” means any person on the payroll whose wages are subject to withholding for the purposes of federal income tax. Certain hourly-paid security personnel are excluded. Employees are vested upon the earlier of five years credited service or the employee attaining 60 years of age. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants may retire at reduced benefit levels after reaching age 55. We contribute amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

The benefits under the Plan are determined using the following formula, stated as a single life annuity with 120 payments guaranteed, payable at normal retirement age.

Formula (1) and Formula (2), calculated using Credit Service at Normal Retirement Date, multiplied by a service ratio and summed as described below:

Formula (1)		x	The fraction in which the numerator is Credited Service as of 12/31/05 and the denominator is Credited Service at Normal Retirement Date plus
Formula (2)		x	The fraction in which the numerator is Credited Service earned after 12/31/05 and the denominator is Credited Service at Normal Retirement Date

Formula (1) is an amount equal to:

2% of Final Average Monthly Compensation times Credited Service up to 20 years, PLUS

1% of Final Average Monthly Compensation times Credited Service, if any, in excess of 20 years, PLUS

0.60% of that portion of Final Average Monthly Compensation which exceeds Monthly Covered Compensation times Credited Service up to 35 years

Formula (2) is an amount equal to:

0.90% of Final Average Monthly Compensation times Credited Service, PLUS

0.54% of that portion of Final Average Monthly Compensation which exceeds Monthly Covered Compensation times Credited Service up to 35 years

Benefit Formula Definitions

Credit Service
A participant’s years of credited service are based on the number of years an employee works for the Company. The Company has no policy to grant extra years of credited service.

Final Average Monthly Compensation (FAMC)
The monthly average of the 60 consecutive months’ compensation during the participant’s period of credited service that gives the highest average. Compensation generally includes all gross income received by the participant for services actually rendered in the course of employment, with certain exclusions, plus any elective deferrals under Section 125 and Section 402(g)(c). Compensation in the Plan is limited as required.

Covered Compensation
A rounded 35-year average of the Maximum Taxable Wages (MTW) under social security. The table in effect during the calendar year proceeding termination or retirement is used.

Plan assets, which consist primarily of marketable equity and, debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans. In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2006. Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions. The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities. We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption. At December 31, 2006, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were: a discount rate of 6.05%; a long-term rate of return on Plan assets of 7.875%; and assumed salary increases of 4.50%. Material changes in pension benefit costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 144,140 shares of our stock at December 31, 2006 and 2005. Our stock included in plan assets was purchased at fair market value. The number of shares has been adjusted as a result of stock splits and stock dividends. During 2006 our underfunded status decreased $4.1 million to an underfunded status of $5.3 million at December 31, 2006.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We have adopted the provisions of Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), as of December 31, 2006. In accordance with SFAS 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the adjustment to the additional minimum pension liability (“AML”) as well as the incremental effects of the adoption of SFAS 158 on the individual line items included in our Consolidated Balance Sheet at December 31, 2006 (in thousands):

	Prior to AML and SFAS 158 Adjustments	AML Adjustment	SFAS 158Adjustment	Post AML and SFAS 158 Adjustments

Assets:
Prepaid pension cost	$6,497	$-	$(6,497)	$-
Deferred tax asset	276	(153)	4,343	4,466

Liabilities:
Liability for pension benefits	2,512	(451)	6,276	8,337

Shareholders’ Equity:
Accumulated other comprehensive loss	537	(298)	8,430	8,669

We use a measurement date of December 31 for our plans.

	2006		2005
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$39,510	$3,518	$35,174	$2,615
Service cost	1,339	68	2,011	102
Interest cost	2,190	183	2,024	184
Actuarial (gain) loss	(1,519)	(630)	1,441	696
Benefits paid	(1,128)	(80)	(1,083)	(79)
Expenses paid	(93)	-	(57)	-
Plan change	(684)	(9)	-	-
Benefit obligation at end of year	39,615	3,050	39,510	3,518

Change in Plan Assets:

Fair value of plan assets at end of prior year	30,085	-	25,571	-
Actual return	3,464	-	498	-
Employer contributions	2,000	80	5,156	79
Benefits paid	(1,128)	(80)	(1,083)	(79)
Expenses paid	(93)	-	(57)	-
Fair value of plan assets at end of year	34,328	-	30,085	-
Funded status	$(5,287)	$(3,050)	(9,425)	(3,518)
Unrecognized net loss in 2005			15,859	2,174
Unrecognized prior service costs (credit) in 2005			10	(8)
Unrecognized net transition obligation in 2005			-	5
Net amount recognized in 2005			$6,444	$(1,347)

Accumulated benefit obligation	$30,281	$2,062	$29,666	$2,160

	2006		2005
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Amount Recognized in the Consolidated Balance Sheet:

Liabilities	$(5,287)	$(3,050)	$-	$-
Prepaid (accrued) benefit cost	-	-	6,444	(2,160)
Accumulated other comprehensive loss	-	-	-	813
Total	$(5,287)	$(3,050)	$6,444	$(1,347)

At December 31, 2006 and 2005, the assumptions used to determine the benefit obligation were as follows:

	2006		2005
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	6.05%	6.05%	5.625%	5.625%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2006, 2005 and 2004 included the following components:

	2006	2005	2004
Defined Benefit Pension Plan	(in thousands)

Service cost	$1,339	$2,011	$1,640
Interest cost	2,190	2,024	1,837
Expected return on assets	(2,324)	(2,125)	(1,928)
Net loss amortization	784	643	423
Prior service (credit) cost amortization	(42)	1	1
Net periodic benefit cost	$1,947	$2,554	$1,973

Restoration Plan

Service cost	$68	$102	$65
Interest cost	183	184	143
Transition obligation recognition	3	3	3
Net loss amortization	180	202	155
Prior service credit amortization	(2)	(1)	(1)
Net periodic benefit cost	$432	$490	$365

For the years ended December 31, 2006, 2005, and 2004, the assumptions used to determine net periodic pension cost and postretirement benefit costs were as follows:

Defined Benefit Pension Plan	2006	2005	2004
Discount rate	5.625%	5.75%	6.50%
Expected long-term rate of return on plan assets	7.875%	8.50%	8.50%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	5.625%	5.75%	6.50%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
Net Loss	$527	$117
Prior service credit	(42)	(2)
Net transition obligation	-	3
Total	$485	$118

The asset allocation for the defined benefit pension plan by asset category, is as follows:

Asset Category	Percentage of Plan Assets at December 31,
	2006	2005
Equity securities	65.3%	55.4%
Debt securities	32.1%	28.2%
Other	2.6%	16.4%

Total	100.0%	100.0%

We attempt to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash. During 2006, our Plan assets met the target allocations. In late December 2005, we made a contribution of $2.0 million in cash into the Plan assets. This caused the asset category percentages to fall outside the target asset allocations we attempt to stay within as of December 31, 2005.

As of December 31, 2006, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2007	$1,289	$88
2008	1,352	92
2009	1,451	100
2010	1,586	109
2011	1,663	118
2012 through 2016	11,836	1,123
	$19,177	$1,630

We expect to contribute $3.0 million to our defined benefit pension plan and $88,000 to our postretirement benefit plan in 2007.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age twenty-one or older. A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the 401(k) Plan amounted to $70,000, $62,000 and $56,000, respectively.

Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan. The ISO Plan expired March 31, 2003. Prior to January 1, 2006, we applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and disclosed the pro forma information required by SFAS123 and SFAS148. There was no compensation expense recognized for the stock options.

As of January 1, 2006, we transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment. The compensation cost charged against income for the ISO Plan was $27,000 for the year ended December 31, 2006. The financial statements for the year ended December 31, 2005 have not been restated in connection with the transition to SFAS 123R and do not reflect the recognition of the compensation cost related to the stock options.

A summary of the status of our nonvested options as of December 31, 2006 is as follows:

	Number of Options	Weighted Average Grant-Date Fair Value

Nonvested at beginning of the period	19,697	$4.91
Granted	-	-
Vested	(6,559)	$4.91
Forfeited	(1,460)	$4.91
Nonvested at end of period	11,678	$4.91

As of December 31, 2006, there was $34,000 of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003. The cost is expected to be recognized over a weighted-average period of 1.25 years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of 6 years; and expected volatility of 28.90%.

Under the ISO Plan, we were authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended). Before the ISO Plan expired, awards were granted to selected employees and directors. No stock options have been available for grant under the ISO Plan since its expiration in March 2003. Currently, we do not offer share-based payment programs to our employees.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant. The outstanding stock options have contractual terms of 10 years. All options vest on a graded schedule, 20% per year for 5 years, beginning on the first anniversary date of the grant date.

A summary of the status of our stock options as of December 31, 2006, 2005 and 2004, and the changes during the years ended on those dates is presented below:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Prices	Number of Options	Weighted Average Exercise Prices	Number of Options	Weighted Average Exercise Prices

Outstanding at beginning of year	725,942	$5.96	970,553	$5.65	1,140,144	$5.55
Granted	-	-	-	-	-	-
Exercised	(149,000)	$5.55	(243,046)	$4.70	(166,773)	$4.95
Forfeited	(1,460)	$13.24	(1,565)	$7.31	(2,818)	$5.51
Expired	-	-	-	-	-	-
Outstanding at end of year	575,482	$6.05	725,942	$5.96	970,553	$5.65

Exercisable at end of year	563,804	$5.90	706,245	$5.76	874,939	$5.43

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.44 to $ 6.18	552,280	2.61	$5.75	552,280	$5.75
$ 13.24 to $ 13.24	23,202	6.25	$13.24	11,524	$13.24
$ 5.44 to $ 13.24	575,482	2.76	$6.05	563,804	$5.90

The total intrinsic value of stock options for the year ended December 31, 2006 is summarized as follows (dollars in thousands):

	Number of Shares	Aggregate Intrinsic Value

Options Outstanding	575,482	$11,342
Options Exercisable	563,804	$11,196

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the years ended December 31, 2006 and 2005 were $2.5 million and $3.5 million, respectively.

Cash received from stock option exercises for the year ended December 31, 2006 and 2005 was $828,000 and $1.1 million, respectively. The tax benefit realized for the deductions related to the stock option exercises were $252,000 and $629,000 for the year ended December 31, 2006 and 2005, respectively.

13.	SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.47, $0.46 and $0.42 per share for the years ended December 31, 2006, 2005 and 2004, respectively. Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant. Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2006, we exceeded all regulatory minimum capital requirements.

As of December 31, 2006, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$152,198	17.76%	$68,540	8.00%	N/A	N/A
Bank Only	$146,458	17.09%	$68,540	8.00%	$85,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$145,005	16.93%	$34,270	4.00%	N/A	N/A
Bank Only	$139,265	16.26%	$34,270	4.00%	$51,405	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$145,005	7.68%	$75,570	4.00%	N/A	N/A
Bank Only	$139,265	7.37%	$75,542	4.00%	$94,427	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$140,158	18.04%	$62,158	8.00%	N/A	N/A
Bank Only	$136,396	17.57%	$62,107	8.00%	$77,634	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$133,068	17.13%	$31,079	4.00%	N/A	N/A
Bank Only	$129,306	16.66%	$31,054	4.00%	$46,580	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$133,068	7.62%	$69,852	4.00%	N/A	N/A
Bank Only	$129,306	7.41%	$69,824	4.00%	$87,281	5.00%

(1)  Refers to quarterly average assets as calculated by bank regulatory agencies.

Our payment of dividends is limited under regulation. The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

14.	DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued. Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries. For the year ended December 31, 2006, 39,758 shares were sold under this plan at an average price of $23.20 per share, reflective of other trades at the time of each sale. For the year ended December 31, 2005, 45,387 shares were sold under this plan at an average price of $19.96 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased. Our board reviews this plan in conjunction with our capital needs and Southside Bank and may, at their discretion, modify or discontinue the plan. During 2006, no shares of common stock were purchased under this plan. During 2005, 233,550 shares of common stock were purchased under this plan at a cost of $5.0 million.

15.	INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current tax provision	$8,582	$1,569	$5,118
Deferred tax (benefit) expense	(4,482)	1,724	(1,166)
Provision for tax expense charged to operations	$4,100	$3,293	$3,952

The components of the net deferred tax asset as of December 31, 2006 and 2005 are summarized below (in thousands):

	Assets	Liabilities
Writedowns on OREO	$71	$
Allowance for loan losses	2,446
Retirement and other benefit plans			(664)
Unrealized losses on securities available for sale	3,016
Premises and equipment			(312)
FHLB stock dividends			(1,136)
Alternative minimum tax credit	625
Unfunded status of defined benefit plan	4,466
Other	166
Gross deferred tax assets (liabilities)	10,790		(2,112)

Net deferred tax asset at December 31, 2006	$8,678

	Assets	Liabilities
Writedowns on OREO	$60	$
Allowance for loan losses	2,411
Retirement and other benefit plans			(772)
Unrealized losses on securities available for sale	2,046
Premises and equipment			(435)
FHLB stock dividends			(2,195)
Alternative minimum tax credit	1,682
Minimum pension liability	276
Other	153
Gross deferred tax assets (liabilities)	6,628		(3,402)

Net deferred tax asset at December 31, 2005	$3,226

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$6,495	34.0%	$6,081	34.0%	$6,817	34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest	(2,415)	(12.6%)	(2,808)	(15.7%)	(2,855)	(14.2%)

Other Net	20	0.1%	20	0.1%	(10)	(0.1%)

Provision for Tax Expense Charged to Operations	$4,100	21.5%	$3,293	18.4%	$3,952	19.7%

16.	OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, we are a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of our customers. These off-balance-sheet instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements. The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss we have in these particular classes of financial instruments.

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

We had outstanding unused commitments to extend credit of $105.2 million and $84.2 million at December 31, 2006 and 2005, respectively. Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date. Unused commitments for credit card and ready reserve at December 31, 2006 and 2005 were $8.2 million and $7.3 million, respectively, and are reflected in the due after one year category. We had outstanding standby letters of credit of $3.5 million and $3.6 million at December 31, 2006 and 2005, respectively.

The scheduled maturities of unused commitments as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Unused commitments:
Due in one year or less	$61,821	$54,649
Due after one year	43,333	29,507
Total	$105,154	$84,156

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases. Rent expense for branch facilities was $697,000, $643,000 and $534,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense for leased equipment was $217,000, $178,000 and $175,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2006 were as follows (in thousands):

2007	$781
2008	620
2009	451
2010	349
2011	205
Thereafter	9
$2,415

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities. There were no unsettled trades to purchase or sell securities at December 31, 2006. At December 31, 2005, we had recorded in our balance sheet unsettled trades to purchase $7.5 million in securities. There were no unsettled trades to sell securities at December 31, 2005.

Litigation. We are involved with various litigation in the normal course of business. Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

17.	SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area. Part of the risk associated with real estate loans has been mitigated since 50.7% of this group represents loans collateralized by residential dwellings that are primarily owner occupied. Losses on this type of loan have historically been less than those on speculative properties. Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate. The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

A significant portion of our loan portfolio is dependent on the medical community. Medical loan types include commercial loans and commercial real estate loans. Collateral for these loans varies depending on the type of loan and financial strength of the borrower. The primary source of repayment for loans in the medical community is cash flow from continuing operations. The medical community represents a concentration of risk in our Commercial loan and Commercial Real Estate loan portfolio. See “Item 1. Business - Market Area.” We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties. Should the government change the amount it pays the medical community through the various government health insurance programs or if new government regulation impacts the profitability of the medical community, the medical community could be adversely impacted which in turn could result in higher default rates by borrowers in the medical industry.

The mortgage-backed securities we hold consist almost exclusively of government pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs, FNMA or Freddie Mac. GSEs are not backed by the full faith and credit of the United States government.

18.	RELATED PARTY TRANSACTIONS

Loan activity of executive officers of the registrant and directors of the registrant and Southside Bank and their affiliates for the years ended December 31, 2006 and 2005 were (in thousands):

	2006	2005

Beginning Balance of Loans	$3,747	$4,265
Additional Loans	1,692	1,659
Payments	(1,408)	(2,143)
Other	(1,470)	(34)
Ending Balance of Loans	$2,561	$3,747

The primary reason for the change in the other category is due to the death of two Southside Bank directors during 2006, one of which was also a director of the Company, and two advisory directors of Southside Bank who are no longer serving on the board. The total of loans associated with these directors was approximately $1.4 million.

We incurred legal costs of $188,000, $163,000 and $206,000 during the years ended December 31, 2006, 2005 and 2004, respectively, from a law firm of which a director is a partner. We paid approximately $164,000, $153,000 and $154,000 in insurance premiums during the years ended December 31, 2006, 2005 and 2004, respectively, to a company of which a director was Chairman of the Board until his retirement in 1997 and was Honorary Chairman until his death in September 2006.

19.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:

Cash and cash equivalents - The carrying amounts for cash and cash equivalents is a reasonable estimate of those assets' fair value.

Investment and mortgage-backed and related securities - Fair values for these securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

FHLB stock and other investments - The carrying amount of FHLB stock is a reasonable estimate of those assets’ fair value.

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2006		At December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$55,012	$55,012	$51,829	$51,829
Investment securities:
Available for sale, at estimated fair value	98,952	98,952	121,240	121,240
Held to maturity, at cost	1,351	1,342	-	-
Mortgage-backed and related securities:
Available for sale, at estimated fair value	643,164	643,164	592,435	592,435
Held to maturity, at cost	226,162	222,748	229,321	226,886
Federal Home Loan Bank stock and other investments, at cost	26,496	26,496	29,607	29,607
Loans, net of allowance for loan losses	751,954	748,473	673,274	679,645
Loans held for sale	3,909	3,909	4,281	4,281

Financial liabilities:
Retail deposits	$1,282,475	$1,281,305	$1,110,813	$1,107,872
Federal funds purchased	5,675	5,675	2,400	2,400
FHLB advances	451,620	448,383	520,684	513,850
Long-term debt	20,619	20,619	20,619	20,619

As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used. Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented in the above fair value table do not necessarily represent our underlying value.

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2006 or 2005.

20.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows
(in thousands, except share amounts):

CONDENSED BALANCE SHEETS
ASSETS	December 31. 2006	December 31. 2005

Cash and due from banks	$4,433	$656
Investment in bank subsidiary at equity in underlying net assets	124,801	125,460
Investment in nonbank subsidiary at equity in underlying net assets	634	634
Other assets	1,382	3,174

TOTAL ASSETS	$131,250	$129,924

LIABILITIES

Long-term debt	$20,619	$20,619
Other liabilities	27	15

TOTAL LIABILITIES	20,646	20,634

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:14,075,653 and 13,306,241 shares issued)	17,594	16,633
Paid-in capital	100,736	87,962
Retained earnings	29,648	32,054
Treasury stock (1,718,737 shares, at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(14,524)	(4,509)

TOTAL SHAREHOLDERS' EQUITY	110,604	109,290

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,250	$129,924

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
INCOME	(in thousands)

Dividends from subsidiary	$7,600	$5,400	$9,000
Interest income	50	39	28
TOTAL INCOME	7,650	5,439	9,028

EXPENSE

Interest expense	1,681	1,305	923
Other	907	726	708
TOTAL EXPENSE	2,588	2,031	1,631

Income before federal income tax expense	5,062	3,408	7,397
Federal income tax benefit	863	677	545
Income before equity in undistributed earnings of subsidiaries	5,925	4,085	7,942
Equity in undistributed earnings of subsidiaries	9,077	10,507	8,157
NET INCOME	$15,002	$14,592	$16,099

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$15,002	$14,592	$16,099
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(9,077)	(10,507)	(8,157)
Decrease (increase) in other assets	1,792	(2,008)	(258)
Increase (decrease) in other liabilities	12	(10)	(10)
Net cash provided by operating activities	7,729	2,067	7,674

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-	-

FINANCING ACTIVITIES:
Purchase of common stock	-	(4,997)	(1,309)
Proceeds from issuance of common stock	1,750	2,048	1,602
Dividends paid	(5,702)	(5,214)	(4,443)
Net cash used in financing activities	(3,952)	(8,163)	(4,150)

Net increase (decrease) in cash and cash equivalents	3,777	(6,096)	3,524
Cash and cash equivalents at beginning of year	656	6,752	3,228

Cash and cash equivalents at end of year	$4,433	$656	$6,752

21.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share data)

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$25,357	$25,101	$23,925	$22,569
Interest expense	15,157	14,739	13,388	12,000
Net interest income	10,200	10,362	10,537	10,569
Provision for loan losses	125	226	448	281
Noninterest income	6,230	6,186	5,967	5,098
Noninterest expense	10,850	11,120	11,563	11,434
Income before federal income tax expense	5,455	5,202	4,493	3,952
Provision for federal income tax expense	1,276	1,150	950	724
Net income	4,179	4,052	3,543	3,228

Earnings per share
Basic:	$0.34	$0.33	$0.29	$0.26
Diluted:	$0.33	$0.32	$0.28	$0.25

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$21,079	$20,438	$19,288	$18,876
Interest expense	10,798	10,050	9,077	8,497
Net interest income	10,281	10,388	10,211	10,379
Provision for loan losses	516	485	227	235
Noninterest income	5,504	5,374	5,613	4,757
Noninterest expense	11,003	10,523	11,078	10,555
Income before federal income tax expense	4,266	4,754	4,519	4,346
Provision for federal income tax expense	779	921	822	771
Net income	3,487	3,833	3,697	3,575

Earnings per share
Basic:	$0.29	$0.32	$0.31	$0.29
Diluted:	$0.27	$0.31	$0.29	$0.28

INDEX TO EXHIBITS

Exhibit No.
	3 (a)(i)	-
Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

	3 (a)(ii)	-
Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1994, (commission file number 000-12247) and incorporated herein by reference).

	3 (b)	-
Bylaws as amended and restated and in effect on December 16, 2004, of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed June 28, 2006, and incorporated herein by reference).

	4	-
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

**	10 (a)(i)	-
Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21, 1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, (commission file number 000-12247) and incorporated herein by reference).

**	10 (a)(ii)	-
Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1995, (commission file number 000-12247) and incorporated herein by reference).

**	10 (b)	-
Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, (commission file number 000-12247) and incorporated herein by reference).

**	10 (c)	-
Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

**	10 (e)	-
Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995. (filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1995, (commission file number 000-12247) and incorporated herein by reference).

**	10 (f)	-
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, (commission file number 000-12247) and incorporated herein by reference).

**	10 (g)	-
Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, (commission file number 000-12247) and incorporated herein by reference).

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

_____________
* Filed herewith.
** Compensation plan, benefit plan or employment contract or arrangement