Form 10-Q
period 2007-03-31
SOUTHSIDE BANCSHARES INC
filed 2007-05-07
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-12247

SOUTHSIDE BANCSHARES, INC. (Exact name of registrant as specified in its charter)

TEXAS	75-1848732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 S. Beckham, Tyler, Texas	75701

903-531-7111
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ .   No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                                     Accelerated filer  ☒                                                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ .   No  ☒ .

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 26, 2007 was 12,389,116 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
ASSETS	2007	2006
Cash and due from banks	$45,481	$52,537
Interest earning deposits	558	550
Federal funds sold	7,075	1,925
Total cash and cash equivalents	53,114	55,012
Investment securities:
Available for sale, at estimated fair value	91,753	98,952
Held to maturity, at cost	1,352	1,351
Mortgage-backed and related securities:
Available for sale, at estimated fair value	591,873	643,164
Held to maturity, at cost	215,854	226,162
Federal Home Loan Bank stock, at cost	20,452	25,614
Other investments, at cost	881	882
Loans held for sale	2,809	3,909
Loans:
Loans	766,374	759,147
Less: allowance for loan losses	(7,261)	(7,193)
Net Loans	759,113	751,954
Premises and equipment, net	35,095	32,641
Interest receivable	9,468	10,110
Deferred tax asset	7,930	8,678
Other assets	30,531	32,547
TOTAL ASSETS	$1,820,225	$1,890,976
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$322,157	$325,771
Interest bearing	987,207	956,704
Total Deposits	1,309,364	1,282,475
Short-term obligations:
Federal funds purchased	–	5,675
FHLB Dallas advances	244,834	322,241
Other obligations	–	1,605
Total Short-term obligations	244,834	329,521
Long-term obligations:
FHLB Dallas advances	108,869	129,379
Long-term debt	20,619	20,619
Total Long-term obligations	129,488	149,998
Other liabilities	20,983	18,378
TOTAL LIABILITIES	1,704,669	1,780,372

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 8)

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized,
14,101,466 and 14,075,653 shares issued)	17,626	17,594
Paid-in capital	101,012	100,736
Retained earnings	32,050	29,648
Treasury stock (1,718,737 shares at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(12,282)	(14,524)
TOTAL SHAREHOLDERS' EQUITY	115,556	110,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,820,225	$1,890,976

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans	$12,514	$10,628
Investment securities – taxable	836	743
Investment securities – tax-exempt	507	599
Mortgage-backed and related securities	10,934	10,237
Federal Home Loan Bank stock and other investments	370	344
Other interest earning assets	36	18
Total interest income	25,197	22,569
Interest expense
Deposits	9,565	6,254
Short-term obligations	3,946	3,550
Long-term obligations	1,660	2,196
Total interest expense	15,171	12,000
Net interest income	10,026	10,569
Provision for loan losses	117	281
Net interest income after provision for loan losses	9,909	10,288
Noninterest income
Deposit services	3,928	3,469
Gain on sale of securities available for sale	429	123
Gain on sale of loans	345	373
Trust income	464	404
Bank owned life insurance income	264	244
Other	708	485
Total noninterest income	6,138	5,098
Noninterest expense
Salaries and employee benefits	7,104	7,420
Occupancy expense	1,168	1,173
Equipment expense	228	203
Advertising, travel & entertainment	421	452
ATM and debit card expense	254	170
Director fees	127	145
Supplies	148	184
Professional fees	311	315
Postage	148	150
Telephone and communications	191	163
Other	1,136	1,059
Total noninterest expense	11,236	11,434

Income before federal income tax expense	4,811	3,952
Provision for federal income tax expense	1,048	724
Net Income	$3,763	$3,228

Earnings per common share –basic	$0.30	$0.26
Earnings per common share –diluted	0.29	0.25
Dividends declared per common share	0.11	0.11

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$3,228			3,228			3,228
Other comprehensive loss, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 3)	(5,152)					(5,152)	(5,152)
Comprehensive loss	$(1,924)
Common stock issued (53,740 shares)		67	360				427
Stock compensation expense			7				7
Tax benefit of incentive stock options			15				15
Dividends paid on common stock				(1,279)			(1,279)
Stock dividend		728	10,978	(11,706)			–
Balance at March 31, 2006		$17,428	$99,322	$22,297	$(22,850)	$(9,661)	$106,536

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$3,763			3,763			3,763
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment (see Note 3)	2,138					2,138	2,138
Adjustment to net periodic benefit cost (see Note 3)	104					104	104
Comprehensive income	$6,005
Common stock issued (25,813 shares)		32	267				299
Stock compensation expense			7				7
Tax benefit of incentive stock options			2				2
Dividends paid on common stock				(1,361)			(1,361)
Balance at March 31, 2007		$17,626	$101,012	$32,050	$(22,850)	$(12,282)	$115,556

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$3,763	$3,228
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	540	558
Amortization of premium	1,253	1,602
Accretion of discount and loan fees	(808)	(483)
Provision for loan losses	117	281
Stock compensation expense	7	7
Decrease in interest receivable	642	139
Decrease (increase) in other assets	1,677	(4,819)
Net change in deferred taxes	(408)	(89)
(Decrease) increase in interest payable	(242)	162
Increase (decrease) in other liabilities	1,400	(8,141)
Decrease in loans held for sale	1,100	148
Gain on sale of available for sale securities	(429)	(123)
Gain on sale of assets	–	(1)
Loss on sale of other real estate owned	1	–
Net cash provided by (used in) operating activities	8,613	(7,531)

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	4,953	34,433
Proceeds from sales of mortgage-backed securities available for sale	50,684	30,651
Proceeds from maturities of investment securities available for sale	54,601	5,922
Proceeds from maturities of mortgage-backed securities available for sale	25,305	25,506
Proceeds from maturities of mortgage-backed securities held to maturity	10,066	7,078
Proceeds from redemption of Federal Home Loan Bank stock	5,501	–
Purchases of investment securities available for sale	(51,789)	(15,966)
Purchases of mortgage-backed securities available for sale	(21,650)	(98,458)
Purchases of Federal Home Loan Bank stock and other investments	(338)	(317)
Net increase in loans	(7,434)	(26,357)
Purchases of premises and equipment	(2,994)	(562)
Proceeds from sales of premises and equipment	–	1
Proceeds from sales of other real estate owned	322	–
Proceeds from sales of repossessed assets	125	59
Net cash provided by (used in) investing activities	67,352	(38,010)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2007	2006
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	10,327	21,690
Net increase in certificates of deposit	16,462	55,538
Net (decrease) increase in federal funds purchased	(5,675)	11,375
Proceeds from FHLB Advances	1,793,395	1,448,600
Repayment of FHLB Advances	(1,891,312)	(1,490,105)
Tax benefit of incentive stock options	2	15
Proceeds from the issuance of common stock	299	427
Dividends paid	(1,361)	(1,279)
Net cash (used in) provided by financing activities	(77,863)	46,261

Net (decrease) increase in cash and cash equivalents	(1,898)	720
Cash and cash equivalents at beginning of period	55,012	51,829
Cash and cash equivalents at end of period	$53,114	$52,549

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$15,413	$11,838
Income taxes paid	500	500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$109	$144
Payment of 5% stock dividend	–	11,706
Adjustment to pension liability	(158)	–

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

The consolidated balance sheet as of March 31, 2007, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three month period ended March 31, 2007 and 2006 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2007	2006
Basic Earnings and Shares:
Net Income	$3,763	$3,228

Weighted-average basic shares outstanding	12,362	12,196

Basic Earnings Per Share:
Net Income	$0.30	$0.26

Diluted Earnings and Shares:
Net Income	$3,763	$3,228

Weighted-average basic shares outstanding	12,362	12,196
Add: Stock options	421	482
Weighted-average diluted shares outstanding	12,783	12,678

Diluted Earnings Per Share:
Net Income	$0.29	$0.25

For the three month period ended March 31, 2007 and 2006, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,668	$(1,247)	$2,421
Less: reclassification adjustment for gains
included in net income	429	(146)	283
Net unrealized gains on securities	3,239	(1,101)	2,138
Adjustment to net periodic benefit cost	158	(54)	104

Other comprehensive income	$3,397	$(1,155)	$2,242

	Three Months Ended March 31, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,683)	$2,612	$(5,071)
Less: reclassification adjustment for gains
included in net income	123	(42)	81
Net unrealized losses on securities	(7,806)	2,654	(5,152)

Other comprehensive loss	$(7,806)	$2,654	$(5,152)

4.  Allowance for Probable Loan Losses

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months Ended March 31,

	2007	2006

Balance at beginning of period	$7,193	$7,090
Provision for loan losses	117	281
Loans charged off	(593)	(703)
Recoveries of loans charged off	544	525
Balance at end of period	$7,261	$7,193

5.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2007	2006	2007	2006
Service cost	$309	$322	$15	$18
Interest cost	590	547	45	49
Expected return on assets	(633)	(581)	N/A	N/A
Transition obligation recognition	–	–	1	1
Net loss recognition	136	189	32	50
Prior service credit amortization	(10)	–	(1)	–
Net periodic benefit cost	$392	$477	$92	$118

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $3.0 million to our defined benefit pension plan and $88,000 to our post retirement benefit plan in 2007.  As of March 31, 2007, no contributions had been made to the defined benefit pension plan, and $20,000 of contributions had been made to the post retirement benefit plan.  In April 2007, we contributed $1.5 million to our defined benefit pension plan and expect to contribute the remaining $1.5 million during the second quarter of 2007.

6.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.  Prior to January 1, 2006, we applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and disclosed the pro forma information required by SFAS 123 and SFAS 148.  There was no compensation expense recognized for the stock options prior to January 1, 2006.

A summary of the status of our nonvested shares as of March 31, 2007 is as follows:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	11,678	$4.91
Vested	(5,842)	$4.91
Nonvested at end of period	5,836	$4.91

For the three months ended March 31, 2007 and 2006, we recorded approximately $7,000 of stock-based compensation expense.  As of March 31, 2007 and 2006, there was $27,000 and $54,000, respectively, of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of 1.0 year.

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

A summary of the status of our stock options as of March 31, 2007 and the changes during the three months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	575,482	$6.05
Exercised	(16,894)	$5.72
Outstanding at March 31, 2007	558,588	$6.06	2.57	$9,361
Exercisable at March 31, 2007	552,752	$5.98	2.54	$9,307

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the three months ended March 31, 2007 and 2006 were $299,000 and $672,000, respectively.

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $97,000 and $208,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $2,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively.

7.  Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159, issued by the Financial Accounting Standards Board (“FASB”) in February 2007, allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position.  Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157.  We intend to adopt SFAS 159 on January 1, 2008.  We have not yet determined if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities or the impact that the implementation of SFAS 159 will have on our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a material impact on our consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits, but does not require, fair value accounting for hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133.  SFAS 155 also eliminated the temporary exemption for interests in securitized financial assets provided for by SFAS 133, Derivatives Implementation Group (“DIG”) Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” However, in January 2007, the FASB issued interpretive guidance in SFAS 133, DIG Issue B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.” In DIG Issue B40, the FASB concluded that a securitized interest in prepayable financial assets was not subject to the bifurcation requirements of SFAS 155 provided that the interest met both the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. The guidance in DIG Issue B40 is effective upon the adoption of SFAS 155. SFAS 155 was effective for all financial instruments acquired or issued after December 31, 2006 as well as to those hybrid financial instruments that had been previously bifurcated under SFAS 133. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

Emerging Issues Task Force Concensuses

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.”  Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  We are currently assessing the impact of the adoption of EITF 06-4 on our consolidated financial statements.

In September 2006, the EITF reached a final consensus on Issue 06-5, “Accounting for Purchases of Life Insurance.”  EITF 06-5 provides guidance on FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.”  Under the guidance, the policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.  In addition, the policyholder should also determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.  EITF 06-5 was effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 did not have a material impact on our consolidated financial statements.

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

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits.  At adoption, we did not anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months.  As of January 1, 2007, our 2003 through 2006 tax years were open to examination by the Internal Revenue Service and state taxing jurisdictions. There were no material changes in these items during the current quarter.  While we typically do not incur significant interest or penalties on income tax liabilities, it is our policy to classify such amounts as interest expense and miscellaneous expense, respectively. We did not change our policy on classification of interest and penalties upon adoption of FIN 48.

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

We had outstanding unused commitments to extend credit of $108.0 million and $88.8 million at March 31, 2007 and 2006, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2007 and 2006 were $8.6 million and $7.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $3.4 million and $3.7 million at March 31, 2007 and 2006, respectively.

The scheduled maturities of unused commitments as of March 31, 2007 and 2006 were as follows (in thousands):
	March 31,
	2007	2006
Unused commitments:
Due in one year or less	$79,520	$56,487
Due after one year	28,513	32,324
Total	$108,033	$88,811

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

Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to purchase or sell securities at March 31, 2007 and December 31, 2006.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K for the year ended December 31, 2006.

We reported an increase in net income for the three months ended March 31, 2007 compared to the same period in 2006.  Net income for the three months ended March 31, 2007 was $3.8 million, compared to $3.2 million for the same period in 2006.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," “appear,” "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

·	general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate;
·	legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged;
·	adverse changes in Government Sponsored Enterprises (the “GSE”) status or financial condition impacting the GSE guarantees or ability to pay or issue debt;
·	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
·
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment which impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

·	unexpected outcomes of existing or new litigation involving us;
·	changes impacting the leverage strategy;
·	significant increases in competition in the banking and financial services industry;
·	changes in consumer spending, borrowing and saving habits;
·	technological changes;
·	our ability to increase market share and control expenses;
·	the effect of changes in federal or state tax laws;
·	the effect of compliance with legislation or regulatory changes;
·	the effect of changes in accounting policies and practices;
·	the costs and effects of unanticipated litigation;
·	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings; and
·	failure of assumptions underlying allowance for loan losses and other estimates.

Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.  All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

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

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  In measuring the fair value of the collateral, we use assumptions, such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of March 31, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.3 million was adequate to cover probable losses in the portfolio.

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.  Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair values of other real estate owned (“OREO”) are typically determined based on appraisals by third parties, less estimated costs to sell, and recorded at the lower of cost or fair value.

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

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2006.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2007, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.05%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2007 and 2006, are included in “Note 8 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and issuing brokered CDs. These funds are invested primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.  During 2006, the interest rate yield curve inverted.  An inverted yield curve is defined as shorter term interest rates at a higher level than longer term interest rates.  The Federal Reserve increased the overnight Fed Funds rate by 100 basis points during 2006.  Despite that increase during 2006, the yield on the two year treasury notes only increased 41 basis points and the yield on the 10 year treasury notes only increased 31 basis points.  During the second half of 2006 and first three months of 2007, the inversion in the yield curve became more pronounced as the overnight Fed Funds rate did not change while the yield on the two year treasury notes decreased 58 basis points and the yield on the ten year treasury notes decreased 49 basis points.  Should the inverted yield curve continue or should the yield curve invert more, our net interest margin and spread could continue to decrease.  Our asset structure, net interest spread and net interest margin requires an increase in the need to monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

In conjunction with the leverage strategy, we will attempt to manage the securities portfolio as a percentage of earning assets in combination with adequate quality loan growth.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could adjust the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended March 31, 2007, our loan growth was less than desired but due to the inverted yield curve, low volatility and tight credit spreads, we determined decreasing the securities portfolio as a percentage of total assets was appropriate.  At March 31, 2007, the securities portfolio as a percentage of total assets decreased to 50.7% from 52.7% at December 31, 2006.  Due to the current interest rate environment, we anticipate we will continue to reduce the securities portfolio during the second quarter of 2007 by reinvesting only a portion of cash flows received.  Should the interest rate environment cause the reinvestment of the cash flows to be undesirable, we might accelerate the pace at which we reduce the securities portfolio along with the associated wholesale funding.  During the first quarter of 2007, we reduced our investment and mortgage-backed securities approximately $72 million as investment and mortgage-backed securities excluding the net unrealized loss on available securities decreased from $976.3 million at December 31, 2006 to $904.4 million at March 31, 2007.  Our strategy will be reevaluated as market conditions warrant. The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs and security spreads change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources.  Our FHLB borrowings at March 31, 2007 decreased 21.7%, or $97.9 million, to $353.7 million from $451.6 million at December 31, 2006 as a result of the decrease in the securities portfolio and an increase in deposits in excess of loan growth.  During the quarter ended March 31, 2007, we did not issue any additional callable brokered CDs.  At March 31, 2007, our callable brokered CDs totaled $123.4 million.  These brokered CDs have remaining maturities from approximately 1.5 to 4.8 years and have calls that we control, all of which are currently six months or less.   We are currently utilizing long-term brokered CDs to a greater extent than long-term FHLB funding because the brokered CDs better match overall ALCO objectives by protecting Southside Bank with fixed rates should interest rates increase, while providing Southside Bank options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Due to the increase in non-brokered deposit growth and the decrease in FHLB borrowings during the first three months of 2007, our total wholesale funding as a percentage of deposits, not including brokered CDs, decreased to 40.2% at March 31, 2007, from 49.6% at December 31, 2006.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the three months ended March 31, 2007 was $10.0 million, a decrease of $543,000, or 5.1%, when compared to the same period in 2006.  Average interest earning assets increased $71.8 million, or 4.2%, to $1.8 billion, while the net interest spread decreased from 2.08% for the three months ended March 31, 2006 to 1.67% for the same period in 2007 and the net interest margin decreased from 2.72% for the three months ended March 31, 2006 to 2.47% for the same period in 2007.  Net interest income decreased as a result of decreases in our net interest spread and net interest margin during the first three months of 2007 when compared to the same period in 2006, which more than offset the increase in our average interest earning assets.

During the three months ended March 31, 2007, average loans, funded by the growth in average deposits, increased $71.5 million, or 10.3%, to $765.6 million, compared to $694.1 million for the same period in 2006.  The average yield on loans increased from 6.51% for the three months ended March 31, 2006 to 6.90% for the three months ended March 31, 2007.  The increase in interest income on loans of $1.9 million, or 17.7%, to $12.5 million for the three months ended March 31, 2007, when compared to $10.6 million for the same period in 2006, was the result of an increase in average loans and the average yield.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore profitability.

Average investment and mortgage-backed securities increased $4.3 million, or 0.4%, to $971.9 million, for the three months ended March 31, 2007, when compared to $967.6 million for the same period in 2006.  This increase was funded by the increase in average deposits.  The overall yield on average investment and mortgage-backed securities increased to 5.21% during the three months ended March 31, 2007, from 4.97% during the same period in 2006.  Interest income on investment and mortgage-backed securities for the three months ended March 31, 2007 increased $698,000, or 6.0%, to $12.3 million compared to $11.6 million for the same period in 2006 due to the increase in overall yield and the increase in the average balances.  The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment.  The higher overall interest rate environment during 2007 when compared to 2006 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to lower long-term interest rate levels similar to those experienced in May and June of 2003 could impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments decreased $4.3 million, or 14.6%, to $25.3 million, for the three months ended March 31, 2007 when compared to $29.6 million for the same period in 2006 due to the decrease in FHLB Dallas advances.  The average yield on FHLB stock and other investments increased to 5.93% for the three months ended March 31, 2007, when compared to 4.71% for the same period in 2006, due to the higher average short-term interest rates.  Interest income from our FHLB stock and other investments increased $26,000, or 7.6%, to $370,000 for the three months ended March 31, 2007, when compared to $344,000 for the same period in 2006 due to the increase in average yield which more than offset the decrease in average balance.  Average federal funds sold and other interest earning assets increased $1.5 million, or 106.4%, to $2.9 million, for the three months ended March 31, 2007, when compared to $1.4 million for the same period in 2006.  Interest income from federal funds sold and other interest earning assets increased $18,000, or 100.0%, for the three months ended March 31, 2007, when compared to the same period in 2006, as a result of the increase in the average balance.

Total interest expense increased $3.2 million, or 26.4%, to $15.2 million during the three months ended March 31, 2007 as compared to $12.0 million during the same period in 2006.  The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including deposits, brokered CDs and FHLB advances of $51.6 million, or 3.7%, over the three months ended March 31, 2006 and an increase in the average yield on interest bearing liabilities from 3.51% for the three months ended March 31, 2006 to 4.28% for the three months ended March 31, 2007.

Average interest bearing deposits increased $155.7 million, or 19.0%, to $973.0 million during the three months ended March 31, 2007, when compared to $817.4 million for the same period in 2006, and the average rate paid increased from 3.10% for the three month period ended March 31, 2006 to 3.99% for the same period in 2007.  The largest increase in average interest bearing deposits resulted from the issuance of callable brokered CDs.  The remaining increase in our average total deposits is the result of overall bank growth and branch expansion.  Interest expense for interest bearing deposits for the three months ended March 31, 2007, increased $3.3 million, or 52.9%, when compared to the same periods in 2006 due to the increase in the average balance and yield.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, decreased $29.2 million, or 8.1%, to $330.0 million for the three months ended March 31, 2007, when compared to $359.3 million for the same period in 2006.  Interest expense associated with short-term interest bearing liabilities increased $396,000, or 11.2%, and the average rate paid increased 84 basis points to 4.85% for the three month period ended March 31, 2007 when compared to 4.01% for the same period in 2006.  The increase in the interest expense for the three month period ended March 31, 2007 when compared to 2006 was due to an increase in the average yield which more than offset the decrease in the average balance for short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $74.9 million, or 39.8%, during the three months ended March 31, 2007 to $113.1 million as compared to $187.9 million for the same period in 2006.  The decrease in average long-term FHLB advances decreased primarily as a result of long-term FHLB advances moving into the short-term FHLB advances category combined with the increase in the use of brokered CDs to better match ALCO objectives.  Interest expense associated with long-term FHLB advances decreased $579,000, or 32.0%, while the average rate paid increased 51 basis points to 4.42% for the three months ended March 31, 2007 when compared to 3.91% for the same period in 2006.  The decrease in interest expense was due to the fact the decrease in the average balance of long-term interest bearing liabilities more than offset the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting entirely of our junior subordinated debentures issued in 2003 in connection with the issuance of trust preferred securities by our subsidiary Southside Statutory Trust III, was $20.6 million for the three months ended March 31, 2007 and 2006.  Interest expense increased $43,000, or 11.2%, to $428,000 for the three months ended March 31, 2007 when compared to $385,000 for the same period in 2006 as a result of the increase in three-month LIBOR due to higher short-term interest rates during 2007 when compared to 2006.  The long-term debt adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.
	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2007			March 31, 2006
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$765,575	$13,021	6.90%	$694,114	$11,136	6.51%
Loans Held For Sale	3,303	41	5.03%	4,462	53	4.82%
Securities:
Investment Securities (Taxable)(4)	68,262	836	4.97%	67,432	743	4.47%
Investment Securities (Tax-Exempt)(3)(4)	41,040	723	7.14%	49,481	871	7.14%
Mortgage-backed and Related Securities (4)	862,621	10,934	5.14%	850,730	10,237	4.88%
Total Securities	971,923	12,493	5.21%	967,643	11,851	4.97%
Federal Home Loan Bank stock and other investments, at cost	25,297	370	5.93%	29,610	344	4.71%
Interest Earning Deposits	552	7	5.14%	555	9	6.58%
Federal Funds Sold	2,337	29	5.03%	845	9	4.32%
Total Interest Earning Assets	1,768,987	25,961	5.95%	1,697,229	23,402	5.59%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,106			48,536
Bank Premises and Equipment	32,547			33,519
Other Assets	43,813			44,294
Less: Allowance for Loan Losses	(7,236)			(7,078)
Total Assets	$1,883,217			$1,816,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$51,168	164	1.30%	$49,916	147	1.19%
Time Deposits	532,308	6,361	4.85%	406,288	3,930	3.92%
Interest Bearing Demand Deposits	389,542	3,040	3.16%	361,161	2,177	2.44%
Total Interest Bearing Deposits	973,018	9,565	3.99%	817,365	6,254	3.10%
Short-term Interest Bearing Liabilities	330,037	3,946	4.85%	359,283	3,550	4.01%
Long-term Interest Bearing Liabilities – FHLB Dallas	113,053	1,232	4.42%	187,904	1,811	3.91%
Long-term Debt (5)	20,619	428	8.30%	20,619	385	7.47%
Total Interest Bearing Liabilities	1,436,727	15,171	4.28%	1,385,171	12,000	3.51%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	315,381			310,249
Other Liabilities	18,460			10,059
Total Liabilities	1,770,568			1,705,479
SHAREHOLDERS’ EQUITY	112,649			111,021
Total Liabilities and Shareholders’ Equity	$1,883,217			$1,816,500
NET INTEREST INCOME		$10,790			$11,402
NET YIELD ON AVERAGE EARNING ASSETS			2.47%			2.72%
NET INTEREST SPREAD			1.67%			2.08%

(1)  Interest on loans includes fees on loans which are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $548 and $561 for the quarter ended March 31, 2007 and 2006, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $216 and $272 for the quarter ended March 31, 2007 and 2006, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by Southside Bancshares, Inc. to Southside Statutory Trust III in connection with the issuance of Southside Statutory Trust III of $20 million of trust preferred securities.

Note: As of March 31, 2007 and 2006, loans totaling $1,261 and $1,899, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources which include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs we either provide or participate in.

Noninterest income was $6.1 million for the three months ended March 31, 2007 compared to $5.1 million for the same period in 2006, an increase of $1.0 million, or 20.4%.  During the three months ended March 31, 2007, we had a gain on the sale of AFS securities of $429,000 compared to gains of $123,000 for the same period in 2006.  The market value of the AFS securities portfolio at March 31, 2007 was $683.6 million with a net unrealized loss on that date of $3.6 million.  The net unrealized loss is comprised of $7.1 million in unrealized losses and $3.5 million in unrealized gains.  The market value of the HTM securities portfolio at March 31, 2007 was $214.8 million with a net unrealized loss on that date of $2.4 million.  The net unrealized loss is comprised of $2.5 million in unrealized losses and $117,000 in unrealized gains.  We sold securities out of our AFS portfolio as a result of the inverted yield curve, low volatility and tight credit spreads with the primary objective of decreasing the overall securities portfolio.

Deposit services income increased $459,000, or 13.2%, for the three months ended March 31, 2007, when compared to the same period in 2006, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $60,000, or 14.9%, for the three months ended March 31, 2007, when compared to the same period in 2006 due to growth experienced in our trust department.

Gain on sale of loans decreased $28,000, or 7.5%, for the three months ended March 31, 2007, when compared to the same period in 2006.  The decrease was due to a decrease in residential mortgage loans sold when compared to the same period in 2006.

BOLI income increased $20,000, or 8.2%, for the three months ended March 31, 2007, when compared to the same period in 2006 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

Other noninterest income increased $223,000, or 46.0%, for the three months ended March 31, 2007 when compared to the same period in 2006.  The increases for the three month period ended March 31, 2007 were primarily a result of increases in brokerage services income, other fee income, other recoveries, Mastercard income and Travelers Express income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $11.2 million for the three months ended March 31, 2007, compared to $11.4 million for the same period in 2006, representing a decrease of $198,000, or 1.7%.

Salaries and employee benefits expense decreased $316,000, or 4.3%, during the three months ended March 31, 2007, when compared to the same period in 2006.  Direct salary expense and payroll taxes decreased $115,000, or 1.9%, for the three months ended March 31, 2007, when compared to the same period in 2006.  These decreases were the result of department managers completing an evaluation of work flow in their respective departments during the third quarter of 2006, with the primary objective of identifying any opportunities to increase productivity primarily through the use of technology investments with less personnel expense.  In certain departments the evaluations identified the ability to utilize part-time employees to better staff for peak customer transaction times in lieu of full-time employees.  In addition, management is utilizing productivity gains to not fill certain vacancies created by normal attrition.  The combination of these initiatives resulted in salary and employee benefit expense savings and improved productivity gains.

Retirement expense, included in salary and benefits, decreased $137,000, or 21.8%, for the three months ended March 31, 2007, when compared to the same period in 2006, primarily as a result of the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2007 when compared to 2006.  Specifically, the assumed long-term rate of return was reduced to 7.50% and the assumed discount rate increased to 6.05%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $64,000, or 10.0%, for the three months ended March 31, 2007, when compared to the same period in 2006 due to decreased health claims expense.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2007.

Equipment expense increased $25,000, or 12.3%, for the three months ended March 31, 2007, compared to the same period in 2006, primarily as a result of various increases on equipment service contracts.

ATM and debit card expense increased $84,000, or 49.4%, for the three months ended March 31, 2007, compared to the same period in 2006.  The increase was primarily due to an increase in combined use of ATM and debit cards, point of sale activity and new billing system from our service provider.

Director fees decreased $18,000, or 12.4%, for the three months ended March 31, 2007, compared to the same period in 2006 due to a decrease in the number of directors.

Supplies decreased $36,000, or 19.6%, for the three months ended March 31, 2007, compared to the same period in 2006 due to a decrease in the purchase of supplies in the first quarter of 2007 compared to the same period in 2006.

Telephone and communications expense increased $28,000, or 17.2%, for the three months ended March 31, 2007, compared to the same period in 2006 due to increased communications cost and costs for the full quarter for three locations added in 2006.

Other expense increased $77,000, or 7.3%, for the three months ended March 31, 2007, compared to the same period in 2006.  The increase occurred primarily due to increases in bank exam fees and student loan origination and lender fee expense.

Income Taxes

Pre-tax income for the three months ended March 31, 2007 was $4.8 million, compared to $4.0 million for the same period in 2006.

Income tax expense was $1.0 million for the three months ended March 31, 2007 compared to $724,000 for the three months ended March 31, 2006.  The effective tax rate as a percentage of pre-tax income was 21.8% for the three months ended March 31, 2007 compared to 18.3% for the three months ended March 31, 2006.  The increase in the effective tax rate and income tax expense for 2007 was due to the decrease in tax-exempt income as a percentage of pre-tax income for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

Our current estimated alternative minimum tax position has been reduced to less than $100,000.  We believe the remaining alternative minimum tax position is reversible in the future and no valuation allowance against the related deferred tax asset is deemed necessary at this time. We continue to review the appropriate level of tax-free income so as to minimize any alternative minimum tax position in the future.

Capital Resources

Our total shareholders' equity at March 31, 2007, was $115.6 million, representing an increase of $5.0 million, or 4.5%, from December 31, 2006, and represented 6.3% of total assets at March 31, 2007 compared to 5.8% of total assets at December 31, 2006.

Increases to shareholders’ equity consisted of net income of $3.8 million and the issuance of $299,000 in common stock (25,813 shares) through our incentive stock option and dividend reinvestment plans and a decrease in accumulated other comprehensive loss of $2.2 million, which more than offset the $1.4 million in dividends paid.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million of trust preferred securities issued by our subsidiary, Southside Statutory Trust III, is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that could have a material adverse effect on our financial condition and results of operations.  Management believes, as of March 31, 2007, that we met all capital adequacy requirements to which we were subject.

The Federal Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.  Prompt corrective action, and other discretionary actions could have a material effect on our financial condition and results of operation.

It is management's intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or Southside Bank not exceed earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends is at the discretion of our board of directors, and will depend upon future earnings, our financial condition, and other related factors.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$154,977	18.51%	$66,988	8.00%	N/A	N/A
Bank Only	$150,742	18.00%	$66,985	8.00%	$83,732	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$147,716	17.64%	$33,494	4.00%	N/A	N/A
Bank Only	$143,481	17.14%	$33,493	4.00%	$50,239	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$147,716	7.85%	$75,295	4.00%	N/A	N/A
Bank Only	$143,481	7.63%	$75,267	4.00%	$94,084	5.00%

As of March 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$142,678	17.62%	$64,787	8.00%	N/A	N/A
Bank Only	$136,061	16.81%	$64,736	8.00%	$80,920	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$135,485	16.73%	$32,394	4.00%	N/A	N/A
Bank Only	$128,868	15.93%	$32,368	4.00%	$48,552	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$135,485	7.45%	$72,722	4.00%	N/A	N/A
Bank Only	$128,868	7.09%	$72,694	4.00%	$90,867	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2007, these investments were 15.8% of total assets compared to 18.4% at March 31, 2006.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  We have three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively.  At March 31, 2007, the amount of additional funding we could obtain from FHLB using our unpledged securities at FHLB was approximately $430 million, net of FHLB stock purchases required.  We have obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loans are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans.  Municipal loans are made to municipalities, school districts and colleges primarily throughout the state of Texas.  We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies to expand our lending territory.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2007	2006	2006

Real Estate Loans:
Construction	$44,256	$39,588	$36,822
1-4 Family Residential	225,843	227,354	209,891
Other	180,321	181,047	173,337
Commercial Loans	120,420	118,962	96,461
Municipal Loans	107,080	106,155	106,343
Loans to Individuals	88,454	86,041	83,496
Total Loans	$766,374	$759,147	$706,350

Construction loans increased $4.7 million, or 11.8%, to $44.3 million for the three month period ended March 31, 2007 from $39.6 million at December 31, 2006, and $7.4 million, or 20.2%, from $36.8 million at March 31, 2006.  Construction loans increased primarily as a result of an increase in construction activity.  Loans to individuals increased $2.4 million, or 2.8%, to $88.5 million for the three month period ended March 31, 2007 from $86.0 million at December 31, 2006, and $5.0 million, or 5.9%, from $83.5 million at March 31, 2006.  Commercial loans increased $1.5 million, or 1.2%, to $120.4 million for the three month period ended March 31, 2007 from $119.0 million at December 31, 2006, and $24.0 million, or 24.8%, from $96.5 million at March 31, 2006.  Municipal loans increased $925,000, or 0.9%, to $107.1 million for the three month period ended March 31, 2007 from $106.2 million at December 31, 2006, and $737,000, or 0.7%, from $106.3 million at March 31, 2006.  Our 1-4 family residential mortgage loans decreased $1.5 million, or 0.7%, to $225.8 million for the three month period ended March 31, 2007 from $227.4 million at December 31, 2006, and increased $16.0 million, or 7.6%, from $209.9 million at March 31, 2006.  Commercial real estate loans decreased $726,000, or 0.4%, to $180.3 million for the three month period ended March 31, 2007 from $181.0 million at December 31, 2006, and increased $7.0 million, or 4.0%, from $173.3 million at March 31, 2006.

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

Industry experience shows that a portion of our loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

As of March 31, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.3 million was adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2007, loan charge-offs were $593,000 and recoveries were $544,000 resulting in net charge-offs of $49,000.  For the three months ended March 31, 2006, loan charge-offs were $703,000 and recoveries were $525,000, resulting in net charge-offs of $178,000.  The necessary provision expense was estimated at $117,000 for the three months ended March 31, 2007.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2007	2006	2006

Nonaccrual loans	$1,261	$1,333	$1,899
Loans 90 days past due	173	128	477
Restructured loans	193	220	247
Other real estate owned	35	351	163
Repossessed assets	54	78	77
Total Nonperforming Assets	$1,716	$2,110	$2,863

Total nonperforming assets at March 31, 2007 were $1.7 million, a decrease of $394,000, or 18.7%, from $2.1 million at December 31, 2006 and a decrease of $1.1 million, or 40.1%, from $2.9 million at March 31, 2006.  From December 31, 2006 to March 31, 2007, nonaccrual loans decreased $72,000, or 5.4%, to $1.3 million and from March 31, 2006, decreased $638,000, or 33.6%.  Of the total at March 31, 2007, 9.0% are residential real estate loans, 60.2% are commercial real estate loans, 5.9% are commercial loans, 23.8% are loans to individuals and 1.1% are construction loans.  OREO decreased $316,000, or 90.0%, to $35,000 at March 31, 2007 from $351,000 at December 31, 2006 and decreased $128,000, or 78.5%, from $163,000 at March 31, 2006.  The primary decrease in OREO resulted from the sale of one residential dwelling during the first quarter of 2007, which comprised approximately 90% of OREO at December 31, 2006.  Of the total OREO at March 31, 2007, 65.7% consist of residential dwellings, and 34.3% consist of commercial real estate.  We are actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due increased $45,000, or 35.2%, to $173,000 at March 31, 2007 from $128,000 at December 31, 2006 and decreased $304,000, or 63.7%, from $477,000 at March 31, 2006.  Repossessed assets decreased $24,000, or 30.8%, to $54,000 at March 31, 2007 from $78,000 at December 31, 2006 and decreased $23,000, or 29.9%, from $77,000 at March 31, 2006.  Approximately $52,000 of the repossessed assets at March 31, 2007 represented two loans with an SBA guarantee of 85.0%.  Restructured loans decreased $27,000, or 12.3%, to $193,000 at March 31, 2007 from $220,000 at December 31, 2006 and decreased $54,000, or 21.9%, from $247,000 at March 31, 2006.

Expansion

During the second quarter of 2007, we plan to open our sixth full service grocery store branch in our largest market area, the city of Tyler, in Smith County.  We did not open any new locations during the three months ended March 31, 2007.

Accounting Pronouncements

See “Note 7 - Accounting Pronouncements” in the Company’s financial statements included in this report.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and MVPE modeling.  Through these simulations we attempt to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Our policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  Our policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of March 31, 2007 were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 11%.  Due to the level of our interest bearing demand and savings deposit rates at March 31, 2007, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $8.1 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $2.8 million are classified in the one-year category.  Nonaccrual loans totaling $1.3 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Twelve Months Ending March 31,
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Loans:
Fixed Rate	$200,355	$92,517	$49,997	$31,594	$20,100	$99,769	$494,332	$492,200
	6.77%	6.73%	6.66%	6.59%	6.49%	5.66%	6.50%
Adjustable Rate	66,890	16,780	8,696	5,700	3,723	171,801	273,590	273,590
	8.26%	7.78%	8.50%	8.26%	8.20%	6.64%	7.22%
Mortgage-backed
Securities:
Fixed Rate	201,701	180,379	150,118	105,488	69,080	100,961	807,727	805,355
	5.23%	5.13%	5.06%	5.00%	4.93%	4.66%	5.05%
Interest Earning Assets:
Fixed Rate	41,132	4,488	3,154	2,719	3,029	61,642	116,164	116,167
	5.24%	4.97%	6.61%	6.52%	6.04%	5.95%	5.69%
Adjustable Rate	–	–	–	–	–	5,907	5,907	5,907
	–	–	–	–	–	7.06%	7.06%
Total Interest
Earning Assets	$510,078	$294,164	$211,965	$145,501	$95,932	$440,080	$1,697,720	$1,693,219
	6.23%	5.78%	5.60%	5.50%	5.42%	5.87%	5.87%
Savings Deposits	$5,317	$2,658	$2,658	$2,658	$2,658	$37,218	$53,167	$53,167
	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%
NOW Deposits	93,596	5,465	5,465	5,465	5,465	76,518	191,974	191,974
	4.65%	0.85%	0.85%	0.85%	0.85%	0.85%	2.70%
Money Market Deposits	24,701	8,234	8,234	8,234	8,234	24,701	82,338	82,338
	3.07%	3.07%	3.07%	3.07%	3.07%	3.07%	3.07%
Platinum Money Market	66,742	10,130	10,130	10,130	10,130	11,919	119,181	119,181
	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%
Certificates of Deposit	363,347	34,214	54,620	24,820	63,468	78	540,547	540,018
	4.80%	4.51%	5.04%	5.10%	5.49%	4.54%	4.90%
FHLB Advances	210,120	73,918	40,614	18,772	6,093	4,186	353,703	351,442
	4.47%	4.56%	5.04%	4.84%	5.17%	5.13%	4.59%
Other Borrowings	–	–	–	–	–	20,619	20,619	20,619
	–	–	–	–	–	8.29%	8.29%
Total Interest
Bearing Liabilities	$763,823	$134,619	$121,721	$70,079	$96,048	$175,239	$1,361,529	$1,358,739
	4.53%	4.19%	4.54%	4.14%	4.71%	2.45%	4.22%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%.  At March 31, 2007, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At March 31, 2007, all of the mortgage-backed and related securities we held were secured by fixed-rate mortgage loans.

We assume 70% of savings accounts and non public fund transaction accounts at March 31, 2007 are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  We assume 30% of money market accounts at March 31, 2007 are core deposits and are, therefore, expected to mature after five years.  We assume 10% of our platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at March 31, 2007 such litigation is not material to our financial position or results of operations.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibit
   No.
3 (a)(i)	-	Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

3 (a)(ii)	-	Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now
named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the
year ended December 31, 1994, (commission file number 000-12247) and incorporated herein by reference).

3 (b)	-	Bylaws as amended and restated and in effect on December 16, 2004, of Southside Bancshares,
Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed June 28, 2006, and incorporated herein by reference).

*  31.1                     -   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*  31.2                     -   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32                        -   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         .
*  Filed herewith.
**The certifications attached as Exhibit 32 accompany this quarterly Report on Form 10-Q and are
“furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as
amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 7, 2007

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal
Financial and Accounting Officer)

DATE: May 7, 2007

Exhibit Index

     Exhibit
    Number                                Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002