Form 10-Q/A
period 2007-05-09
SOUTHSIDE BANCSHARES INC
filed 2007-05-09
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

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

Explanatory Note

This amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 7, 2007 (the “Form 10-Q”) is being filed solely to correct the inadvertent omission of a portion of the text of Exhibit 32 to the Form 10-Q. This Form 10-Q/A does not alter any other part of the Form 10-Q.

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