Form 10-Q
period 2007-06-30
SOUTHSIDE BANCSHARES INC
filed 2007-08-06
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 26, 2007 was 13,081,616 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
ASSETS	2007	2006
Cash and due from banks	$43,762	$52,537
Interest earning deposits	544	550
Federal funds sold	11,850	1,925
Total cash and cash equivalents	56,156	55,012
Investment securities:
Available for sale, at estimated fair value	88,566	98,952
Held to maturity, at cost	1,353	1,351
Mortgage-backed and related securities:
Available for sale, at estimated fair value	599,326	643,164
Held to maturity, at cost	207,262	226,162
Federal Home Loan Bank stock, at cost	15,540	25,614
Other investments, at cost	881	882
Loans held for sale	5,042	3,909
Loans:
Loans	768,739	759,147
Less: allowance for loan losses	(7,367)	(7,193)
Net Loans	761,372	751,954
Premises and equipment, net	35,268	32,641
Interest receivable	9,921	10,110
Deferred tax asset	10,456	8,678
Other assets	30,633	32,547
TOTAL ASSETS	$1,821,776	$1,890,976
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$328,361	$325,771
Interest bearing	1,007,989	956,704
Total Deposits	1,336,350	1,282,475
Short-term obligations:
Federal funds purchased	–	5,675
FHLB Dallas advances	239,826	322,241
Other obligations	1,511	1,605
Total Short-term obligations	241,337	329,521
Long-term obligations:
FHLB Dallas advances	89,393	129,379
Long-term debt	20,619	20,619
Total Long-term obligations	110,012	149,998
Other liabilities	18,583	18,378
TOTAL LIABILITIES	1,706,282	1,780,372

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 9)

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized,
14,805,225 and 14,075,653 shares issued)	18,507	17,594
Paid-in capital	114,462	100,736
Retained earnings	21,392	29,648
Treasury stock (1,724,857 and 1,718,737 shares at cost)	(22,983)	(22,850)
Accumulated other comprehensive loss	(15,884)	(14,524)
TOTAL SHAREHOLDERS' EQUITY	115,494	110,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,821,776	$1,890,976

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$12,733	$11,328	$25,247	$21,956
Investment securities – taxable	616	594	1,452	1,337
Investment securities – tax-exempt	505	490	1,012	1,089
Mortgage-backed and related securities	10,163	11,149	21,097	21,386
Federal Home Loan Bank stock and other investments	330	350	700	694
Other interest earning assets	33	14	69	32
Total interest income	24,380	23,925	49,577	46,494
Interest expense
Deposits	10,025	7,404	19,590	13,658
Short-term obligations	2,776	4,037	6,722	7,587
Long-term obligations	1,518	1,947	3,178	4,143
Total interest expense	14,319	13,388	29,490	25,388
Net interest income	10,061	10,537	20,087	21,106
Provision for loan losses	217	448	334	729
Net interest income after provision for loan losses	9,844	10,089	19,753	20,377
Non interest income
Deposit services	4,270	3,947	8,198	7,416
Gain on sale of securities available for sale	6	101	435	224
Gain on sale of loans	724	469	1,069	842
Trust income	576	403	1,040	807
Bank owned life insurance income	268	265	532	509
Other	818	782	1,526	1,267
Total non interest income	6,662	5,967	12,800	11,065
Non interest expense
Salaries and employee benefits	7,298	7,310	14,402	14,730
Occupancy expense	1,190	1,201	2,358	2,374
Equipment expense	242	225	470	428
Advertising, travel & entertainment	449	472	870	924
ATM and debit card expense	242	275	496	445
Director fees	141	167	268	312
Supplies	188	168	336	352
Professional fees	240	318	551	633
Postage	155	155	303	305
Telephone and communications	193	191	384	354
Other	1,118	1,081	2,254	2,140
Total non interest expense	11,456	11,563	22,692	22,997

Income before income tax expense	5,050	4,493	9,861	8,445
Provision for income tax expense	463	950	1,511	1,674
Net Income	$4,587	$3,543	$8,350	$6,771
Earnings per common share –basic	$0.35	$0.28	$0.64	$0.53
Earnings per common share –diluted	$0.34	$0.27	$0.62	$0.51
Dividends declared per common share	$0.12	$0.11	$0.23	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Compre-hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$6,771			6,771			6,771
Other comprehensive loss, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 3)	(9,167)					(9,167)	(9,167)
Comprehensive loss	$(2,396)
Common stock issued (94,803 shares)		119	714				833
Stock compensation expense			14				14
Tax benefit of incentive stock options			41				41
Dividends paid on common stock				(2,626)			(2,626)
Stock dividend		728	10,978	(11,706)			–
Balance at June 30, 2006		$17,480	$99,709	$24,493	$(22,850)	$(13,676)	$105,156

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$8,350			8,350			8,350
Other comprehensive income, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 3)	(1,533)					(1,533)	(1,533)
Adjustment to net periodic
benefit cost (see Note 3)	173					173	173
Comprehensive Income	$6,990
Common stock issued (108,634 shares)		137	788				925
Stock compensation expense			14				14
Tax benefit of incentive stock options			21				21
Dividends paid on common stock				(2,927)			(2,927)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			–
Balance at June 30, 2007		$18,507	$114,462	$21,392	$(22,983)	$(15,884)	$115,494

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$8,350	$6,771
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,085	1,132
Amortization of premium	2,445	3,066
Accretion of discount and loan fees	(1,314)	(929)
Provision for loan losses	334	729
Stock compensation expense	14	14
Decrease (increase) in interest receivable	189	(659)
Decrease in other assets	1,585	208
Net change in deferred taxes	(1,077)	(176)
(Decrease) increase in interest payable	(134)	338
Decrease in other liabilities	(434)	(4,378)
Increase in loans held for sale	(1,133)	(2,839)
Gain on sale of available for sale securities	(435)	(224)
Gain on sale of assets	–	(1)
Loss on sale of other real estate owned	1	–
Net cash provided by operating activities	9,476	3,052

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	4,953	39,197
Proceeds from sales of mortgage-backed securities available for sale	51,430	30,651
Proceeds from maturities of investment securities available for sale	57,891	14,175
Proceeds from maturities of mortgage-backed securities available for sale	50,874	53,060
Proceeds from maturities of mortgage-backed securities held to maturity	20,596	16,683
Proceeds from redemption of Federal Home Loan Bank stock	10,729	2,019
Purchases of investment securities available for sale	(51,789)	(23,027)
Purchases of investment securities held to maturity	–	(1,348)
Purchases of mortgage-backed securities available for sale	(60,474)	(157,067)
Purchases of mortgage-backed securities held to maturity	(2,180)	(33,749)
Purchases of Federal Home Loan Bank stock and other investments	(654)	(657)
Net increase in loans	(10,048)	(45,119)
Purchases of premises and equipment	(3,712)	(933)
Proceeds from sales of premises and equipment	–	1
Proceeds from sales of other real estate owned	334	45
Proceeds from sales of repossessed assets	191	185
Net cash provided by (used in) investing activities	68,141	(105,884)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2007	2006
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	21,773	5,388
Net increase in certificates of deposit	31,944	78,801
Net (decrease) increase in federal funds purchased	(5,675)	10,600
Proceeds from FHLB Advances	2,786,999	3,608,804
Repayment of FHLB Advances	(2,909,400)	(3,603,261)
Tax benefit of incentive stock options	21	41
Purchases of common stock	(133)	–
Proceeds from the issuance of common stock	925	833
Dividends paid	(2,927)	(2,626)
Net cash (used in) provided by financing activities	(76,473)	98,580

Net increase (decrease) in cash and cash equivalents	1,144	(4,252)
Cash and cash equivalents at beginning of period	55,012	51,829
Cash and cash equivalents at end of period	$56,156	$47,577

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$29,624	$25,050
Income taxes paid	2,000	1,150

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$197	$957
Payment of 5% stock dividend	13,679	11,706
Adjustment to pension liability	(262)	–
Unsettled trades to purchase securities	941	–

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

The consolidated balance sheet as of June 30, 2007, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2007 and 2006 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006
Basic Earnings and Shares:
Net Income	$4,587	$3,543	$8,350	$6,771

Weighted-average basic shares outstanding	13,035	12,853	13,008	12,830

Basic Earnings Per Share:
Net Income	$0.35	$0.28	$0.64	$0.53

Diluted Earnings and Shares:
Net Income	$4,587	$3,543	$8,350	$6,771

Weighted-average basic shares outstanding	13,035	12,853	13,008	12,830
Add: Stock options	401	484	421	496
Weighted-average diluted shares outstanding	13,436	13,337	13,429	13,326

Diluted Earnings Per Share:
Net Income	$0.34	$0.27	$0.62	$0.51

For the three and six month periods ended June 30, 2007 and 2006, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(1,888)	$642	$(1,246)
Less: reclassification adjustment for gains
included in net income	435	(148)	287
Net unrealized losses on securities	(2,323)	790	(1,533)
Adjustment to net periodic benefit cost	262	(89)	173
Other comprehensive loss	$(2,061)	$701	$(1,360)

	Three Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,556)	$1,889	$(3,667)
Less: reclassification adjustment for gains
included in net income	6	(2)	4
Net unrealized losses on securities	(5,562)	1,891	(3,671)
Adjustment to net periodic benefit cost	104	(35)	69
Other comprehensive loss	$(5,458)	$1,856	$(3,602)

	Six Months Ended June 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(13,665)	$4,646	$(9,019)
Less: reclassification adjustment for gains
included in net income	224	(76)	148
Net unrealized losses on securities	(13,889)	4,722	(9,167)

Other comprehensive loss	$(13,889)	$4,722	$(9,167)

	Three Months Ended June 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,982)	$2,034	$(3,948)
Less: reclassification adjustment for gains
included in net income	101	(34)	67
Net unrealized losses on securities	(6,083)	2,068	(4,015)

Other comprehensive loss	$(6,083)	$2,068	$(4,015)

4.  Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2007 and December 31, 2006, are reflected in the tables below (in thousands):

	June 30, 2007
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$18,157	$–	$1,051	$17,106
Government Sponsored Enterprise Debentures	8,999	–	2	8,997
State and Political Subdivisions	54,361	1,077	480	54,958
Other Stocks and Bonds	7,591	9	95	7,505
Mortgage-backed Securities:
U.S. Government Agencies	73,596	274	1,669	72,201
Government Sponsored Enterprises	527,797	896	8,196	520,497
Other Private Issues	6,711	39	122	6,628
Total	$697,212	$2,295	$11,615	$687,892

HELD TO MATURITY:
Investment Securities:
Other Stocks and Bonds	$1,353	$14	$–	$1,367
Mortgage-backed Securities:
U.S. Government Agencies	28,228	–	621	27,607
Government Sponsored Enterprises	179,034	44	3,485	175,593
Total	$208,615	$58	$4,106	$204,567

	December 31, 2006
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$27,104	$–	$721	$26,383
Government Sponsored Enterprise Debentures	9,923	–	–	9,923
State and Political Subdivisions	54,037	1,488	390	55,135
Other Stocks and Bonds	7,611	12	112	7,511
Mortgage-backed Securities:
U.S. Government Agencies	72,183	425	1,209	71,399
Government Sponsored Enterprises	570,777	1,250	7,377	564,650
Other Private Issues	7,190	20	95	7,115
Total	$748,825	$3,195	$9,904	$742,116

HELD TO MATURITY:
Investment Securities:
Other Stocks and Bonds	$1,351	$7	$16	$1,342
Mortgage-backed Securities:
U.S. Government Agencies	30,788	–	407	30,381
Government Sponsored Enterprises	195,374	97	3,104	192,367
Total	$227,513	$104	$3,527	$224,090

The Bank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the Bank has the ability and the intent to hold such securities through recovery of the unrealized losses.

Investment and mortgage-backed securities with book values of $322.9 million at June 30, 2007 and $454.6 million at December 31, 2006 were pledged to collateralize FHLB advances, public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	June 30,	December 31,
	2007	2006

Real Estate Loans:
Construction	$46,876	$39,588
1-4 Family Residential	223,996	227,354
Other	177,918	181,047
Commercial Loans	125,609	118,962
Municipal Loans	110,416	106,155
Loans to Individuals	83,924	86,041
Total Loans	$768,739	$759,147

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Balance at beginning of period	$7,261	$7,193	$7,193	$7,090
Provision for loan losses	217	448	334	729
Loans charged off	(616)	(744)	(1,209)	(1,447)
Recoveries of loans charged off	505	449	1,049	974
Balance at end of period	$7,367	$7,346	$7,367	$7,346

6.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2007	2006	2007	2006
Service cost	$665	$669	$31	$34
Interest cost	1,156	1,095	84	92
Expected return on assets	(1,264)	(1,162)	–	–
Transition obligation recognition	–	–	1	1
Net loss recognition	241	392	42	90
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$777	$973	$157	$216

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2007	2006	2007	2006
Service cost	$356	$347	$16	$16
Interest cost	566	548	39	43
Expected return on assets	(631)	(581)	–	–
Transition obligation recognition	–	–	–	–
Net loss recognition	105	203	10	40
Prior service credit amortization	(11)	(21)	–	(1)
Net periodic benefit cost	$385	$496	$65	$98

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $3.0 million to our defined benefit pension plan and $88,000 to our post retirement benefit plan in 2007.  As of June 30, 2007, we had contributed $3.0 million to the defined benefit pension plan, and $40,000 of contributions had been made to the post retirement benefit plan.

7.  Incentive Stock Options

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

A summary of the status of our nonvested shares as of June 30, 2007 is as follows:

	Six Months Ended June 30, 2007
	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	12,257	$4.91
Vested	(6,127)	$4.91
Cancelled	(383)	$4.91
Nonvested at end of period	5,747	$4.91

For the three and six months ended June 30, 2007 and 2006, we recorded approximately $7,000 and $14,000, respectively, of stock-based compensation expense.  As of June 30, 2007 and 2006, there was $20,000 and $47,000, respectively, of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of 9 months.

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

A summary of the status of our stock options as of June 30, 2007 and the changes during the six months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	604,281	$5.76
Exercised	(90,601)	$5.43
Cancelled	(383)	$12.61
Outstanding at June 30, 2007	513,297	$5.82	2.60	$8,278
Exercisable at June 30, 2007	507,550	$5.74	2.56	$8,226

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the six months ended June 30, 2007 and 2006 were $1.5 million and $1.1 million, respectively.

Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $360,000 and $396,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $21,000 and $41,000 for the six months ended June 30, 2007 and 2006, respectively.

8.  Accounting Pronouncements

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

Emerging Issues Task Force Consensuses

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

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” FASB Interpretation No. 48 (“FIN 48”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

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

9.  Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

We had outstanding unused commitments to extend credit of $118.0 million and $99.5 million at June 30, 2007 and 2006, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2007 and 2006 were $9.3 million and $7.9 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $3.9 million and $3.6 million at June 30, 2007 and 2006, respectively.

The scheduled maturities of unused commitments as of June 30, 2007 and 2006 were as follows (in thousands):
	June 30,
	2007	2006
Unused commitments:
Due in one year or less	$87,271	$57,812
Due after one year	30,691	41,697
Total	$117,962	$99,509

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

Securities. In the normal course of business we buy and sell securities.  There were $941,000 of unsettled trades to purchase and no unsettled trades to sell securities at June 30, 2007.  At December 31, 2006, there were no unsettled trades to purchase or sell securities.

Litigation. We are subject to litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position and results of operations or our liquidity.

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

We reported an increase in net income for the three months and six months ended June 30, 2007 compared to the same periods in 2006.  Net income for the three and six months ended June 30, 2007 was $4.6 million and $8.4 million, respectively, compared to $3.5 million and $6.8 million, respectively, for the same periods in 2006.

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

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," “appear,” "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

·	general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate;
·	legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged;
·	adverse changes in the status or financial condition of the Government Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
·	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
·
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

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

As of June 30, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.4 million was adequate to cover probable losses in the portfolio.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2007, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.05%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2007 and 2006, are included in “Note 9 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.  During 2006, the interest rate yield curve inverted.  An inverted yield curve is defined as shorter term interest rates at a higher level than longer term interest rates.  During the quarter ended June 30, 2007, longer term interest rates increased faster than shorter term interest rates and at June 30, 2007, the U. S. Treasury yield curve was no longer inverted.  Should the yield curve invert again, our net interest margin and spread could decrease.  Our asset structure, net interest spread and net interest margin require an increase in the need to monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

The management of the securities portfolio as a percent of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could adjust the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended June 30, 2007, our loan growth was less than desired but due to the yield curve, we determined a slight decrease in the securities portfolio as a percentage of total assets was appropriate.  At June 30, 2007, the securities portfolio as a percentage of total assets decreased to 50.1% from 50.7% at March 31, 2007 and 52.7% at December 31, 2006.  The current interest rate environment is more investment friendly and changes to the securities portfolio as a percent of earning assets will be guided by changes in our loan and deposit levels during the third quarter of 2007.  During the first six months of 2007, we reduced our investment and mortgage-backed securities approximately $70.5 million as investment and mortgage-backed securities excluding the net unrealized loss on available for sale securities decreased from $976.3 million at December 31, 2006 to $905.8 million at June 30, 2007.  Our strategy will be reevaluated as market conditions warrant. The leverage strategy is dynamic and requires ongoing management.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs and security spreads change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources.  Our FHLB borrowings at June 30, 2007 decreased 27.1%, or $122.4 million, to $329.2 million from $451.6 million at December 31, 2006 as a result of the decrease in the securities portfolio and an increase in deposits in excess of loan growth.  During the second quarter ended June 30, 2007, FHLB borrowings decreased $24.5 million due to an increase in deposits in excess of loan growth.  During the quarter and six months ended June 30, 2007, we did not issue any additional callable brokered CDs.  At June 30, 2007, our callable brokered CDs totaled $123.4 million.  These brokered CDs have maturities from approximately 1 to 4.5 years and have calls that we control, all of which are currently six months or less.   During the last twelve months we utilized long-term brokered CDs to a greater extent than long-term FHLB funding because the brokered CDs better matched overall ALCO objectives by protecting Southside Bank with fixed rates should interest rates increase, while providing Southside Bank options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Due to the non-brokered deposit growth and the decrease in FHLB borrowings during the quarter and six months ended June 30, 2007, our total wholesale funding as a percentage of deposits, not including brokered CDs, decreased to 37.3% at June 30, 2007, from 40.2% at March 31, 2007, and 49.6% at December 31, 2006, reflective of our strategy to deleverage during these periods.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the six months ended June 30, 2007 was $20.1 million, a decrease of $1.0 million, or 4.8%, when compared to the same period in 2006.  Average interest earning assets increased $9.9 million, or 0.6%, to $1.73 billion, while the net interest spread decreased from 1.99% for the six months ended June 30, 2006 to 1.68% for the same period in 2007 and the net interest margin decreased from 2.67% for the six months ended June 30, 2006 to 2.52% for the same period in 2007.  Net interest income decreased as a result of decreases in our net interest spread and net interest margin during the six months of 2007 when compared to the same period in 2006, which more than offset the increase in our average interest earning assets.

For the three months ended June 30, 2007, when compared to the same period in 2006, net interest income decreased $476,000, or 4.5%, to $10.1 million, primarily as a result of a decrease in our net interest margin and spread and a decrease in our average earning assets.  For the three months ended June 30, 2007, when compared to the same period in 2006, average interest earning assets decreased $51.3 million, or 2.9%, to $1.69 billion, and the net interest margin and net interest spread decreased to 2.57% and 1.71%, respectively, from 2.61% and 1.90%, respectively.  The decrease in our net interest margin and net interest spread was due primarily to the increase in short-term funding costs during the three months ended June 30, 2007 when compared to the same period in 2006.  Future changes in interest rates or the yield curve could influence our net interest margin and net interest spread during future quarters.  Future changes in interest rates could also impact prepayment speeds on our mortgage-backed securities, which could influence our net interest margin and net interest spread during future quarters.

During the six months ended June 30, 2007, average loans, funded by the growth in average deposits, increased $62.3 million, or 8.8%, to $767.2 million, compared to $704.8 million for the same period in 2006.  The average yield on loans increased from 6.57% for the six months ended June 30, 2006 to 6.90% for the six months ended June 30, 2007.  For the three months ended June 30, 2007, average loans increased $53.3 million, or 7.5%, to $768.7 million, compared to $715.4 million for the same period in 2006.  The average yield on loans increased from 6.62% for the three months ended June 30, 2006 to 6.91% for the three months ended June 30, 2007.  The increase in interest income on loans of $3.3 million, or 15.0%, to $25.2 million for the six months ended June 30, 2007, when compared to $22.0 million for the same period in 2006, and the increase in interest income on loans of $1.4 million, or 12.4%, to $12.7 million for the three months ended June 30, 2007, when compared to $11.3 million for the same period in 2006 was the result of an increase in average loans and the average yield.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore profitability.

Average investment and mortgage-backed securities decreased $45.5 million, or 4.6%, to $933.4 million, for the six months ended June 30, 2007, when compared to $978.9 million for the same period in 2006.  This decrease was the result of implementing a strategy designed to reduce our overall leverage.  The overall yield on average investment and mortgage-backed securities increased to 5.18% during the six months ended June 30, 2007, from 5.01% during the same period in 2006.  Interest income on investment and mortgage-backed securities for the six months ended June 30, 2007 decreased $251,000, or 1.1%, to $23.6 million compared to $23.8 million for the same period in 2006.  For the three months ended June 30, 2007, average investment and mortgage-backed securities decreased $94.7 million, or 9.6%, to $895.4 million, when compared to $990.0 million for the same period in 2006, which is also reflective of the strategy to reduce our balance sheet leverage during that time.  The overall yield on average investment and mortgage-backed securities increased to 5.15% during the three months ended June 30, 2007, from 5.05% during the same period in 2006.  Interest income from investment and mortgage-backed securities decreased $949,000, or 7.8%, to $11.3 million for the three months ended June 30, 2007, compared to $12.2 million for the same period in 2006.  The decrease in interest income for the three and six month periods ending June 30, 2007 was due to the decrease in the average balance which more than offset the increase in the average yield.  The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment.  The overall higher interest rate environment during 2007 when compared to 2006 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to lower long-term interest rate levels similar to that experienced in May and June of 2003 could impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments decreased $7.5 million, or 25.9%, to $21.5 million, for the six months ended June 30, 2007 when compared to $29.1 million for the same period in 2006 due to the decrease in FHLB Dallas advances.  The average yield of FHLB stock and other investments increased to 6.56% for the six months ended June 30, 2007, when compared to 4.82% for the same period in 2006 due to the higher average short-term interest rates.  Interest income from our FHLB stock and other investments increased $6,000, or 0.9%, to $700,000 for the six months ended June 30, 2007, when compared to $694,000 for the same period in 2006 due to increases in the average yield which more than offset the decrease in average balance.  For the three months ended June 30, 2007, average FHLB stock and other investments decreased $10.7 million, or 37.6%, to $17.8 million, when compared to $28.5 million for the same period in 2006.  For the three months ended June 30, 2007, interest income from FHLB stock and other investments decreased $20,000, or 5.7%, to $330,000, when compared to $350,000 for the same period in 2006 as a result of the decrease in the average balance which more than offset the increase in the average yield from 4.92% in 2006 to 7.45% in 2007.

Average federal funds sold and other interest earning assets increased $1.3 million, or 94.4%, to $2.7 million, for the six months ended June 30, 2007, when compared to $1.4 million for the same period in 2006.  Interest income from federal funds sold and other interest earning assets increased $37,000, or 115.6%, for the six months ended June 30, 2007, when compared to the same period in 2006, as a result of the increase in the average balance and yield from 4.66% in 2006 to 5.17% in 2007, which was due to the higher average short-term interest rates.  Average federal funds sold and other interest earning assets increased $1.1 million, or 82.4%, to $2.5 million, for the three months ended June 30, 2007, when compared to $1.4 million for the same period in 2006.  Interest income from federal funds sold and other interest earning assets increased $19,000, or 135.7%, for the three months ended June 30, 2007, when compared to the same period in 2006, as a result of the increase in the average balance and the average yield from 4.10% in 2006 to 5.31% in 2007.

Total interest expense increased $4.1 million, or 16.2%, to $29.5 million during the six months ended June 30, 2007 as compared to $25.4 million during the same period in 2006.  The increase was primarily attributable to an increase in the average yield on interest bearing liabilities from 3.65% for the six months ended June 30, 2006 to 4.28% for the six months ended June 30, 2007.  Average interest bearing liabilities decreased $11.3 million, or 0.8%, for the six months ended June 30, 2007 as compared to the same period in 2006.  For the three months ended June 30, 2007, total interest expense increased $931,000, or 7.0%, to $14.3 million, compared to $13.4 million for the same period in 2006 primarily as a result of an increase in the average yield on interest bearing liabilities.  Average interest bearing liabilities decreased $73.4 million, or 5.2%, while the average yield on interest bearing liabilities increased from 3.79% for the three month period ended June 30, 2006 to 4.27% for the three month period ended June 30, 2007.

Average interest bearing deposits increased $143.3 million, or 17.0%, to $985.1 million during the six months ended June 30, 2007, when compared to $841.9 million for the same period in 2006, and the average rate paid increased from 3.27% for the six month period ended June 30, 2006 to 4.01% for the same period in 2007.  For the three months ended June 30, 2007, average interest bearing deposits increased $131.0 million, or 15.1%, when compared to the same period in 2006 and the average rate paid increased from 3.43% for the three month period ended June 30, 2006 to 4.03% for the three month period ended June 30, 2007.  The largest increase in average interest bearing deposits resulted from the issuance of callable brokered CDs.  The remaining increase in our average total deposits is the result of overall bank growth and branch expansion.  Interest expense for interest bearing deposits for the three and six months ended June 30, 2007 increased $2.6 million, or 35.4%, and $5.9 million, or 43.4%, when compared to the same periods in 2006 due to the increase in the average balance and yield.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, decreased $88.3 million, or 23.9%, to $280.7 million for the six months ended June 30, 2007, when compared to $369.0 million for the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $865,000, or 11.4%, and the average rate paid increased 68 basis points to 4.83% for the six month period ended June 30, 2007 when compared to 4.15% for the same period in 2006.  For the three months ended June 30, 2007, average short-term interest bearing liabilities decreased $146.7 million, or 38.8%, when compared to the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $1.3 million, or 31.2%, while the average rate paid increased 52 basis points to 4.80% for the three month period ended June 30, 2007 when compared to 4.28% for the same period in 2006.  The decrease in the interest expense for the three and six month periods ended June 30, 2007 when compared to 2006 was due to the decrease in the average balance for short-term interest bearing liabilities which more than offset the increase in the average yield.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $66.2 million, or 39.0%, during the six months ended June 30, 2007 to $103.5 million as compared to $169.7 million for the six month period ending June 30, 2006.  The decrease in the average long-term FHLB advances occurred primarily as a result of long-term FHLB advances moving into the short-term FHLB advances category combined with the increase in the use of brokered CDs to better match ALCO objectives.  Interest expense associated with long-term FHLB advances decreased $1.0 million, or 30.7%, while the average rate paid increased 55 basis points to 4.52% for the six months ended June 30, 2007 when compared to 3.97% for the same period in 2006.  For the three months ended June 30, 2007, long-term interest bearing liabilities decreased $57.7 million, or 38.0%, when compared to the same period in 2006.  Interest expense associated with long-term FHLB advances decreased $448,000, or 29.2%, and the average rate paid increased 58 basis points to 4.63% for the three month period ended June 30, 2007 when compared to 4.05% for the same period in 2006.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities more than offsetting the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting entirely of our junior subordinated debentures issued in 2003 in connection with the issuance of trust preferred securities by our subsidiary Southside Statutory Trust III, was $20.6 million for the three and six months ended June 30, 2007 and 2006.  Interest expense increased $62,000, or 7.8%, to $860,000 for the six months ended June 30, 2007 when compared to $798,000 for the same period in 2006 as a result of the increase in three-month LIBOR due to higher short-term interest rates during 2007 when compared to 2006.  Interest expense increased $19,000, or 4.6%, to $432,000 for the three months ended June 30, 2007 when compared to $413,000 for the same period in 2006.  The long-term debt adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2007			June 30, 2006
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$767,168	$26,259	6.90%	$704,827	$22,952	6.57%
Loans Held For Sale	3,884	96	4.98%	4,645	117	5.08%
Securities:
Investment Securities (Taxable)(4)	59,374	1,452	4.93%	59,593	1,337	4.52%
Investment Securities (Tax-Exempt)(3)(4)	40,893	1,449	7.15%	44,994	1,591	7.13%
Mortgage-backed and Related Securities (4)	833,161	21,097	5.11%	874,318	21,386	4.93%
Total Securities	933,428	23,998	5.18%	978,905	24,314	5.01%
Federal Home Loan Bank stock and other investments, at cost	21,517	700	6.56%	29,056	694	4.82%
Interest Earning Deposits	551	17	6.22%	691	17	4.96%
Federal Funds Sold	2,140	52	4.90%	693	15	4.36%
Total Interest Earning Assets	1,728,688	51,122	5.96%	1,718,817	48,109	5.64%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,669			45,926
Bank Premises and Equipment	33,952			33,534
Other Assets	43,359			41,854
Less: Allowance for Loan Loss	(7,298)			(7,139)
Total Assets	$1,841,370			$1,832,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$51,815	334	1.30%	$50,663	312	1.24%
Time Deposits	540,684	13,072	4.88%	433,362	8,827	4.11%
Interest Bearing Demand Deposits	392,614	6,184	3.18%	357,837	4,519	2.55%
Total Interest Bearing Deposits	985,113	19,590	4.01%	841,862	13,658	3.27%
Short-term Interest Bearing Liabilities	280,657	6,722	4.83%	368,963	7,587	4.15%
Long-term Interest Bearing Liabilities – FHLB Dallas	103,515	2,318	4.52%	169,749	3,345	3.97%
Long-term Debt (5)	20,619	860	8.30%	20,619	798	7.70%
Total Interest Bearing Liabilities	1,389,904	29,490	4.28%	1,401,193	25,388	3.65%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	318,189			311,844
Other Liabilities	18,692			11,014
Total Liabilities	1,726,785			1,724,051
SHAREHOLDERS’ EQUITY	114,585			108,941
Total Liabilities and Shareholders’ Equity	$1,841,370			$1,832,992
NET INTEREST INCOME		$21,632			$22,721
NET YIELD ON AVERAGE EARNING ASSETS			2.52%			2.67%
NET INTEREST SPREAD			1.68%			1.99%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,108 and $1,113 for the six months ended June 30, 2007 and 2006, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $437 and $502 for the six months ended June 30, 2007 and 2006, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by Southside Bancshares, Inc. to Southside Statutory Trust III in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities.

Note: As of June 30, 2007 and 2006, loans totaling $1,637 and $1,424, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2007			June 30, 2006
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$768,744	$13,238	6.91%	$715,423	$11,816	6.62%
Loans Held For Sale	4,458	55	4.95%	4,826	64	5.32%
Securities:
Investment Securities (Taxable)(4)	50,584	616	4.88%	51,840	594	4.60%
Investment Securities (Tax-Exempt)(3)(4)	40,747	726	7.15%	40,557	720	7.12%
Mortgage-backed and Related Securities (4)	804,026	10,163	5.07%	897,645	11,149	4.98%
Total Securities	895,357	11,505	5.15%	990,042	12,463	5.05%
Federal Home Loan Bank stock and other investments, at cost	17,778	330	7.45%	28,507	350	4.92%
Interest Earning Deposits	550	10	7.29%	825	8	3.89%
Federal Funds Sold	1,945	23	4.74%	543	6	4.43%
Total Interest Earning Assets	1,688,832	25,161	5.98%	1,740,166	24,707	5.69%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	40,259			43,345
Bank Premises and Equipment	35,342			33,549
Other Assets	42,910			39,442
Less: Allowance for Loan Loss	(7,360)			(7,200)
Total Assets	$1,799,983			$1,849,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$52,454	170	1.30%	$51,402	165	1.29%
Time Deposits	548,969	6,711	4.90%	460,139	4,897	4.27%
Interest Bearing Demand Deposits	395,653	3,144	3.19%	354,549	2,342	2.65%
Total Interest Bearing Deposits	997,076	10,025	4.03%	866,090	7,404	3.43%
Short-term Interest Bearing Liabilities	231,818	2,776	4.80%	378,536	4,037	4.28%
Long-term Interest Bearing Liabilities – FHLB Dallas	94,082	1,086	4.63%	151,794	1,534	4.05%
Long-term Debt (5)	20,619	432	8.29%	20,619	413	7.92%
Total Interest Bearing Liabilities	1,343,595	14,319	4.27%	1,417,039	13,388	3.79%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	320,966			313,422
Other Liabilities	18,927			11,958
Total Liabilities	1,683,488			1,742,419
SHAREHOLDERS’ EQUITY	116,495			106,883
Total Liabilities and Shareholders’ Equity	$1,799,983			$1,849,302
NET INTEREST INCOME		$10,842			$11,319
NET YIELD ON AVERAGE EARNING ASSETS			2.57%			2.61%
NET INTEREST SPREAD			1.71%			1.90%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $560 and $552 for the three months ended June 30, 2007 and 2006, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $221 and $230 for the three months ended June 30, 2007 and 2006, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by Southside Bancshares, Inc. to Southside Statutory Trust III in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities.

Note: As of June 30, 2007 and 2006, loans totaling $1,637 and $1,424, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources which include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $12.8 million for the six months ended June 30, 2007 compared to $11.1 million for the same period in 2006, an increase of $1.7 million, or 15.7%.  For the three months ended June 30, 2007, noninterest income was $6.7 million, compared to $6.0 million for the same period in 2006, an increase of $695,000, or 11.6%.  During the six months ended June 30, 2007, we had gains on the sale of AFS securities of $435,000 compared to gains of $224,000 for the same period in 2006.  Gains on the sale of AFS securities for the three months ended June 30, 2007 were $6,000 compared to $101,000 for the same period in 2006.  The market value of the AFS securities portfolio at June 30, 2007 was $687.9 million with a net unrealized loss on that date of $9.3 million.  The net unrealized loss is comprised of $11.6 million in unrealized losses and $2.3 million in unrealized gains.  The market value of the HTM securities portfolio at June 30, 2007 was $204.6 million with a net unrealized loss on that date of $4.0 million.  The net unrealized loss is comprised of $4.1 million in unrealized losses and $58,000 in unrealized gains.  During the six months ended June 30, 2007 we sold securities out of our AFS portfolio as a result of the inverted yield curve, low volatility and tight credit spreads with the primary objective of decreasing the overall securities portfolio.

Deposit services income increased $323,000, or 8.2%, and $782,000, or 10.5%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $173,000, or 42.9%, and $233,000, or 28.9%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 due to growth experienced in our trust department.

Gain on sale of loans increased $255,000, or 54.4%, and $227,000, or 27.0%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  The increase was due to an increase in premiums on student loans sold when compared to the same period in 2006.

Other noninterest income increased $36,000, or 4.6%, and $259,000, or 20.4%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  The increases for the three and six month periods ended June 30, 2007 were primarily a result of increases in brokerage services income, credit card fee income, and Mastercard income which was offset by decreases in other recoveries, including a recovery of a loss from 2005 on a check of $150,000 received during the second quarter of 2006.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $11.5 million and $22.7 million for the three and six months ended June 30, 2007, respectively, compared to $11.6 million and $23.0 million for the same periods in 2006, respectively, representing decreases of $107,000, or 0.9%, and $305,000, or 1.3%, respectively.

Salaries and employee benefits expense decreased $12,000, or 0.2%, and $328,000, or 2.2%, during the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  Direct salary expense and payroll taxes decreased $83,000, or 1.4%, and $198,000, or 1.6%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006.  These decreases were the result of department managers completing an evaluation of work flow in their respective departments during the third quarter of 2006, with the primary objective of identifying any opportunities to increase productivity primarily through the use of technology investments with less personnel expense.  In certain departments the evaluations identified the ability to utilize part-time employees to better staff for peak customer transaction times in lieu of full-time employees.  In addition, management is utilizing productivity gains to not fill certain vacancies created by normal attrition.  The combination of these initiatives resulted in salary and employee benefit expense savings and improved productivity gains.

Retirement expense, included in salary and benefits, decreased $166,000, or 26.5%, and $303,000, or 24.2%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006, primarily as a result of the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2007 when compared to 2006.  Specifically, the assumed long-term rate of return was reduced to 7.50% and the assumed discount rate was increased to 6.05%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $238,000, or 38.2%, and $174,000, or 13.8%, for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 due to increased health claims expense.  We have a self-insured health plan that is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2007.

ATM and debit card expense decreased $33,000, or 12.0%, for the three months ended June 30, 2007, and increased $51,000, or 11.5%, for the six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease for the three months ended June 30, 2007 as compared to the same period in 2006 was the result of the implementation of the new billing system from our service provider during the second quarter of 2006.  The increase for the six months ended June 30, 2007 as compared to the same period in 2006, was primarily due to an increase in combined use of ATM and debit cards and point of sale activity.

Director fees decreased $26,000, or 15.6%, and $44,000, or 14.1%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due to a decrease in the number of directors.

Professional fees decreased $78,000, or 24.5%, and $82,000, or 13.0%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease occurred primarily due to a decrease in legal fees associated with legal matters and litigation resulting from the normal course of business.

Other expense increased $37,000, or 3.4%, and $114,000, or 5.3%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase occurred primarily due to increases in bank exam fees, bank analysis fees, brokerage services expense and student loan origination and lender fee expense.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2007 was $5.1 million and $9.9 million, respectively, compared to $4.5 million and $8.4 million, respectively, for the same periods in 2006.

Income tax expense was $463,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, compared to $950,000 and $1.7 million for the three and six months ended June 30, 2006, respectively.  The effective tax rate as a percentage of pre-tax income was 9.2% and 15.3% for the three and six months ended June 30, 2007, respectively, compared to 21.1% and 19.8% for the three and six months ended June 30, 2006, respectively.

The decrease in the effective tax rate and income tax expense for 2007 was due to a one-time state tax credit resulting from a change in Texas tax law during the quarter ended June 30, 2007, related to the new margin tax.  The state tax credit was $770,000, which was partially offset by an increase in our estimated margin tax of $109,000, net of tax.  Excluding the effect of the state tax credit and estimated margin tax, the effective tax rate for the three and six months ended June 30, 2007, would have been 22.3% and 22.0%, respectively.

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

Capital Resources

Our total shareholders' equity at June 30, 2007, was $115.5 million, representing an increase of $4.9  million from December 31, 2006, and represented 6.3% of total assets at June 30, 2007 compared to 5.8% of total assets at December 31, 2006.

Increases to shareholders’ equity consisted of net income of $8.4 million and the issuance of $925,000 in common stock (108,634 shares) through our incentive stock option and dividend reinvestment plans, which more than offset an increase in accumulated other comprehensive loss of $1.4 million, and $2.9 million in dividends paid.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million of trust preferred securities issued by our subsidiary, Southside Statutory Trust III, is considered Tier 1 capital by the Federal Reserve Board.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of June 30, 2007, we met all capital adequacy requirements to which we were subject.

The Federal Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.  Prompt corrective action and other discretionary actions could have a material effect on our financial condition and results of operation.

It is management's intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or Southside Bank not exceed earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends is at the discretion of our board of directors and will depend upon future earnings, our financial condition, and other related factors.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$158,503	18.54%	$68,387	8.00%	N/A	N/A
Bank Only	$151,064	17.67%	$68,385	8.00%	$85,481	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$151,136	17.68%	$34,193	4.00%	N/A	N/A
Bank Only	$143,697	16.81%	$34,193	4.00%	$51,289	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$151,136	8.41%	$71,924	4.00%	N/A	N/A
Bank Only	$143,697	7.99%	$71,896	4.00%	$89,870	5.00%

As of June 30, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$145,506	17.60%	$66,141	8.00%	N/A	N/A
Bank Only	$140,251	16.98%	$66,090	8.00%	$82,612	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$138,160	16.71%	$33,070	4.00%	N/A	N/A
Bank Only	$132,905	16.09%	$33,045	4.00%	$49,567	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$138,160	7.44%	$74,290	4.00%	N/A	N/A
Bank Only	$132,905	7.16%	$74,262	4.00%	$92,827	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2007, these investments were 14.7% of total assets compared to 15.2% at June 30, 2006.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  We have three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent BankersBank, respectively.  At June 30, 2007, the amount of additional funding we could obtain from FHLB using our unpledged securities at FHLB was approximately $440.0 million, net of FHLB stock purchases required.  We have obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

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

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	June 30,	December 31,	June 30,
	2007	2006	2006

Real Estate Loans:
Construction	$46,876	$39,588	$33,084
1-4 Family Residential	223,996	227,354	222,332
Other	177,918	181,047	173,776
Commercial Loans	125,609	118,962	104,623
Municipal Loans	110,416	106,155	105,316
Loans to Individuals	83,924	86,041	84,793
Total Loans	$768,739	$759,147	$723,924

Construction loans increased $7.3 million, or 18.4%, to $46.9 million for the six month period ended June 30, 2007 from $39.6 million at December 31, 2006, and $13.8 million, or 41.7%, from $33.1 million at June 30, 2006. Commercial loans increased $6.6 million, or 5.6%, to $125.6 million for the six month period ended June 30, 2007 from $119.0 million at December 31, 2006, and $21.0 million, or 20.1%, from $104.6 million at June 30, 2006.  Municipal loans increased $4.3 million, or 4.0%, to $110.4 million for the six month period ended June 30, 2007 from $106.2 million at December 31, 2006, and $5.1 million, or 4.8%, from $105.3 million at June 30, 2006.

Our 1-4 family residential mortgage loans decreased $3.4 million, or 1.5%, to $224.0 million for the six month period ended June 30, 2007 from $227.4 million at December 31, 2006, and increased $1.7 million, or 0.7%, from $222.3 million at June 30, 2006.  Commercial real estate loans decreased $3.1 million, or 1.7% to $177.9 million for the six month period ended June 30, 2007 from $181.0 million at December 31, 2006, and increased $4.1 million, or 2.4%, from $173.8 million at June 30, 2006.  Loans to individuals decreased $2.1 million, or 2.5% to $83.9 million for the six month period ended June 30, 2007 from $86.0 million at December 31, 2006, and $869,000, or 1.0%, from $84.8 million at June 30, 2006.

Loan Loss Experience and Allowance for Loan Losses

The loan loss allowance is based on the most current review of the loan portfolio.  Several methods are used to maintain the review in the most current manner.  First, the servicing officer has the primary responsibility for updating significant changes in a customer's financial position.  Accordingly, each officer prepares status updates on any credit deemed to be experiencing repayment difficulties that, in the officer's opinion, would place the collection of principal or interest in doubt.  Second, our internal loan review department is responsible for an ongoing review of our loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

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

Industry experience shows that a portion of our loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the adequacy of allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

As of June 30, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.4 million was adequate to cover probable losses in the portfolio.

For the three and six months ended June 30, 2007, loan charge-offs were $616,000 and $1.2 million and recoveries were $505,000 and $1.0 million, resulting in net charge-offs of $111,000 and $160,000, respectively.  For the three and six months ended June 30, 2006, loan charge-offs were $744,000 and $1.4 million and recoveries were $449,000 and $974,000, resulting in net charge-offs of $295,000 and $473,000, respectively.  The necessary provision expense was estimated at $217,000 and $334,000 for the three and six months ended June 30, 2007, respectively.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, OREO, repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current valuation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At	At	At
	June 30,	December 31,	June 30,
	2007	2006	2006

Nonaccrual loans	$1,637	$1,333	$1,424
Loans 90 days past due	408	128	692
Restructured loans	179	220	239
Other real estate owned	23	351	841
Repossessed assets	77	78	41
Total Nonperforming Assets	$2,324	$2,110	$3,237

Total nonperforming assets at June 30, 2007 were $2.3 million, an increase of $214,000, or 10.1%, from $2.1 million at December 31, 2006 and a decrease of $913,000, or 28.2%, from $3.2 million at June 30, 2006.  From December 31, 2006 to June 30, 2007, nonaccrual loans increased $304,000, or 22.8%, to $1.6 million and from June 30, 2006, increased $213,000, or 15.0%.  Of the total at June 30, 2007, 18.0% are residential real estate loans, 46.3% are commercial real estate loans, 11.1% are commercial loans, 23.8% are loans to individuals and 0.8% are construction loans.  OREO decreased $328,000, or 93.4%, to $23,000 at June 30, 2007 from $351,000 at December 31, 2006 and decreased $818,000, or 97.3%, from $841,000 at June 30, 2006.  The primary decrease in OREO resulted from the sale of one residential dwelling during the first quarter of 2007, which comprised approximately 90% of OREO at December 31, 2006.  Total OREO at June 30, 2007 consist of one residential dwelling.  We actively market all properties and none are held for investment purposes.  Loans 90 days or more past due increased $280,000, or 218.8%, to $408,000 at June 30, 2007 from $128,000 at December 31, 2006 and decreased $284,000, or 41.0%, from $692,000 at June 30, 2006.  Repossessed assets decreased $1,000, or 1.3%, to $77,000 at June 30, 2007 from $78,000 at December 31, 2006 and increased $36,000, or 87.8%, from $41,000 at June 30, 2006.  Approximately $51,000 of the repossessed assets at June 30, 2007 represented two loans with an SBA guarantee of 85.0%.  Restructured loans decreased $41,000, or 18.6%, to $179,000 at June 30, 2007 from $220,000 at December 31, 2006 and decreased $60,000, or 25.1%, from $239,000 at June 30, 2006.

Expansion

We opened our sixth full service grocery store branch in our largest market area, the city of Tyler, in Smith County in July 2007.

On May 17, 2007, we announced that we had entered into a definitive agreement with Fort Worth Bancshares, Inc., the bank holding company of Fort Worth National Bank, that provides for the merger of Fort Worth Bancshares, Inc. into a wholly-owned subsidiary of Southside Bancshares, Inc.  The merger has been approved by the Federal Reserve Board, but consummation of the merger is still subject to the approval of the shareholders of Fort Worth Bancshares, Inc. and other customary closing conditions.  The merger is expected to be consummated in the third quarter of 2007.

This merger expands our presence in Texas into the Fort Worth, Arlington and Austin markets in Tarrant and Travis Counties.  The expansion will make the Tarrant County market our second largest lending market and third largest deposit market.  We will retain the Fort Worth National Bank charter and continue to operate Fort Worth National Bank under that name.  The bank has two branches in Fort Worth, one branch in adjoining Arlington and a loan production office in Austin.  Under the terms of the definitive agreement, the all cash transaction is valued at $36.5 million, based on a purchase price of $52.00 per share of Fort Worth Bancshares, Inc. common stock, subject to customary closing adjustments.

Accounting Pronouncements

See “Note 8 - Accounting Pronouncements” in our financial statements included in this report.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  Net income simulation analysis and MVPE modeling.  Through these simulations we attempt to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Our policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  Our policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of June 30, 2007 were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 11%.  Due to the level of our interest bearing demand and savings deposit rates at June 30, 2007, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $3.2 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $5.0 million are classified in the one-year category.  Nonaccrual loans totaling $1.6 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Twelve Months Ending June 30, 2007
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Loans:
Fixed Rate	$199,669	$92,291	$51,125	$32,158	$20,107	$108,030	$503,380	$497,547
	6.88%	6.78%	6.70%	6.63%	6.48%	5.72%	6.56%
Adjustable Rate	58,066	18,173	8,828	7,817	3,995	171,885	268,764	268,764
	8.36%	7.94%	8.26%	8.16%	8.29%	6.65%	7.23%
Mortgage-backed
Securities:
Fixed Rate	183,801	186,089	154,461	109,180	69,297	103,760	806,588	802,526
	5.27%	5.05%	5.01%	5.06%	5.00%	4.75%	5.05%
Investments and Other Interest Earning Assets:
Fixed Rate	40,898	1,690	3,250	3,470	3,330	60,189	112,827	112,841
	5.19%	6.08%	6.64%	6.66%	6.10%	6.04%	5.77%
Adjustable Rate	–	–	–	–	–	5,907	5,907	5,907
	–	–	–	–	–	7.06%	7.06%
Total Interest
Earning Assets	$482,434	$298,243	$217,664	$152,625	$96,729	$449,771	$1,697,466	$1,687,585
	6.30%	5.77%	5.56%	5.59%	5.48%	5.91%	5.90%
Savings Deposits	$5,264	$2,632	$2,632	$2,632	$2,632	$36,846	$52,638	$52,638
	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%
NOW Deposits	95,473	5,229	5,229	5,229	5,229	73,210	189,599	189,599
	4.63%	0.85%	0.85%	0.85%	0.85%	0.85%	2.75%
Money Market Deposits	24,873	8,290	8,290	8,290	8,290	24,872	82,905	82,905
	3.12%	3.12%	3.12%	3.12%	3.12%	3.12%	3.12%
Platinum Money Market	70,984	10,775	10,775	10,775	10,775	12,676	126,760	126,760
	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%
Certificates of Deposit	385,901	40,764	41,016	31,435	56,824	147	556,087	553,991
	4.87%	4.71%	5.00%	5.24%	5.44%	4.34%	4.95%
FHLB Advances	225,432	43,649	36,811	18,171	1,099	4,057	329,219	327,061
	4.81%	4.69%	4.65%	5.20%	4.99%	5.14%	4.80%
Other Borrowings	1,511	–	–	–	–	20,619	22,130	22,130
	5.10%	–	–	–	–	8.30%	8.08%
Total Interest
Bearing Liabilities	$809,438	$111,339	$104,753	$76,532	$84,849	$172,427	$1,359,338	$1,355,084
	4.67%	4.25%	4.32%	4.38%	4.61%	2.50%	4.31%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed rate mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), have annual payment assumptions ranging from 6% to 50%.  At June 30, 2007, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At June 30, 2007, 100% of the mortgage-backed and related securities we held were secured by fixed-rate mortgage loans.

We assume 70% of savings accounts and non public fund transaction accounts at June 30, 2007, are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  We assume 30% of money market accounts at June 30, 2007 are core deposits and are, therefore, expected to mature after five years.  We assume 10% of our platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity deposits reprice at maturity.

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

ITEM 4.CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at June 30, 2007 such litigation is not material to our financial position or results of operations.

ITEM 1A.                   RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on our behalf or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended June 30, 2007.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2007 to April 30, 2007	–		$–	–	–
May 1, 2007 to May 31, 2007	6,120	(1)	$21.56	–	–
June 1, 2007 to June 30, 2007	–		$–	–	–
Total	6,120		$21.56	–	–

(1)  Repurchase of shares made in connection with the exercise of certain employee stock options.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on April 19, 2007.

(b)	The election of three directors (terms expiring at the 2010 Annual Meeting) were as follows:

   FOR        WITHHELD
Alton Cade                                            9,091,763       306,918
B. G. Hartley                                          9,090,750       307,931
Paul W. Powell                                      9,017,862       380,819

The other directors, whose terms of office continued after the annual meeting, are: Sam Dawson, Melvin B. Lovelady, William Sheehy, Herbert C. Buie, Robbie N. Edmonson, Michael D. Gollob, and Joe Norton.

ITEM 5.                   OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit
   No.
3 (a)(i) -	Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

3 (a)(ii) -	Articles of Amendment effective May 9, 1994 to Articles of Incorporation of SoBank, Inc. (now
named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the
year ended December 31, 1994, (commission file number 000-12247) and incorporated herein by reference).

3 (b) -	Amended and Restated Bylaws of Southside Bancshares,
Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed June 28, 2006, and incorporated herein by reference).

*  31.1     -           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*  31.2     -           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32        -           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATE: August 6, 2007

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: August 6, 2007

Exhibit Index

     Exhibit
    Number                                Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002