Form 10-Q
period 2007-09-30
SOUTHSIDE BANCSHARES INC
filed 2007-11-14
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 25, 2007 was 13,110,398 shares.

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
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Agreement and Plan of Merger, dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc.
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
ASSETS	2007	2006
Cash and due from banks	$47,942	$52,537
Interest earning deposits	550	550
Federal funds sold	5,650	1,925
Total cash and cash equivalents	54,142	55,012
Investment securities:
Available for sale, at estimated fair value	87,671	98,952
Held to maturity, at cost	1,354	1,351
Mortgage-backed and related securities:
Available for sale, at estimated fair value	665,244	643,164
Held to maturity, at cost	197,798	226,162
Federal Home Loan Bank stock, at cost	17,004	25,614
Other investments, at cost	1,964	882
Loans held for sale	2,231	3,909
Loans:
Loans	795,588	759,147
Less: allowance for loan losses	(7,668)	(7,193)
Net Loans	787,920	751,954
Premises and equipment, net	35,031	32,641
Interest receivable	10,011	10,110
Deferred tax asset	7,734	8,678
Other assets	35,925	32,547
TOTAL ASSETS	$1,904,029	$1,890,976
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$333,340	$325,771
Interest bearing	1,020,983	956,704
Total Deposits	1,354,323	1,282,475
Short-term obligations:
Federal funds purchased	–	5,675
FHLB Dallas advances	250,592	322,241
Other obligations	1,569	1,605
Total Short-term obligations	252,161	329,521
Long-term obligations:
FHLB Dallas advances	93,093	129,379
Long-term debt	56,702	20,619
Total Long-term obligations	149,795	149,998
Other liabilities	24,271	18,378
TOTAL LIABILITIES	1,780,550	1,780,372

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Minority interest in Southside Financial Group	383	–

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized,
14,835,255 and 14,075,653 shares issued)	18,544	17,594
Paid-in capital	114,835	100,736
Retained earnings	23,321	29,648
Treasury stock (1,724,857 and 1,718,737 shares at cost)	(22,983)	(22,850)
Accumulated other comprehensive loss	(10,621)	(14,524)
TOTAL SHAREHOLDERS' EQUITY	123,096	110,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,904,029	$1,890,976

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$13,134	$12,089	$38,381	$34,045
Investment securities – taxable	552	569	2,004	1,906
Investment securities – tax-exempt	525	541	1,537	1,630
Mortgage-backed and related securities	10,982	11,521	32,079	32,907
Federal Home Loan Bank stock and other investments	245	352	945	1,046
Other interest earning assets	37	29	106	61
Total interest income	25,475	25,101	75,052	71,595
Interest expense
Deposits	10,391	8,126	29,981	21,784
Short-term obligations	3,049	4,649	9,771	12,236
Long-term obligations	1,800	1,964	4,978	6,107
Total interest expense	15,240	14,739	44,730	40,127
Net interest income	10,235	10,362	30,322	31,468
Provision for loan losses	620	226	954	955
Net interest income after provision for loan losses	9,615	10,136	29,368	30,513
Non interest income
Deposit services	4,274	4,036	12,472	11,452
Gain on sale of securities available for sale	126	254	561	478
Gain on sale of loans	424	521	1,493	1,363
Trust income	522	423	1,562	1,230
Bank owned life insurance income	273	260	805	769
Other	784	692	2,310	1,959
Total non interest income	6,403	6,186	19,203	17,251
Non interest expense
Salaries and employee benefits	7,242	6,944	21,644	21,674
Occupancy expense	1,261	1,224	3,619	3,598
Equipment expense	268	239	738	667
Advertising, travel & entertainment	363	366	1,233	1,290
ATM and debit card expense	247	254	743	699
Director fees	126	131	394	443
Supplies	151	152	487	504
Professional fees	413	373	964	1,006
Postage	165	155	468	460
Telephone and communications	193	175	577	529
Other	1,113	1,107	3,367	3,247
Total non interest expense	11,542	11,120	34,234	34,117

Income before income tax expense	4,476	5,202	14,337	13,647
Provision for income tax expense	976	1,150	2,487	2,824
Net Income	$3,500	$4,052	$11,850	$10,823
Earnings per common share –basic	$0.27	$0.31	$0.91	$0.84
Earnings per common share –diluted	$0.26	$0.30	$0.88	$0.81
Dividends declared per common share	$0.12	$0.11	$0.35	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Compre-hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$10,823			10,823			10,823
Other comprehensive loss, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 4)	(941)					(941)	(941)
Comprehensive income	$9,882
Common stock issued (139,723 shares)		175	1,098				1,273
Stock compensation expense			20				20
Tax benefit of incentive stock options			161				161
Dividends paid on common stock				(3,977)			(3,977)
Stock dividend		728	10,978	(11,706)			–
Balance at September 30, 2006		$17,536	$100,219	$27,194	$(22,850)	$(5,450)	$116,649

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$11,850			11,850			11,850
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment (see Note 4)	3,643					3,643	3,643
Adjustment to net periodic
benefit cost (see Note 4)	260					260	260
Comprehensive income	$15,753
Common stock issued (138,664 shares)		174	1,089				1,263
Stock compensation expense			20				20
Tax benefit of incentive stock options			87				87
Dividends paid on common stock				(4,498)			(4,498)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			–
Balance at September 30, 2007		$18,544	$114,835	$23,321	$(22,983)	$(10,621)	$123,096

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2007	2006
		(Restated)
OPERATING ACTIVITIES:
Net income	$11,850	$10,823
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,640	1,708
Amortization of premium	3,658	4,479
Accretion of discount and loan fees	(1,829)	(1,477)
Provision for loan losses	954	955
Stock compensation expense	20	20
Decrease (increase) in interest receivable	99	(165)
Decrease (increase) in other assets	1,312	(1,945)
Net change in deferred taxes	(1,067)	(347)
Increase in interest payable	166	739
Increase in other liabilities	728	3,155
Decrease in loans held for sale	1,678	2,237
Gain on sale of available for sale securities	(561)	(478)
Gain on sale of assets	–	(1)
Loss on sale of other real estate owned	1	10
Earnings allocated to minority interest	(117)	–
Net cash provided by operating activities	18,532	19,713

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	10,007	46,744
Proceeds from sales of mortgage-backed securities available for sale	68,897	47,333
Proceeds from maturities of investment securities available for sale	75,514	14,888
Proceeds from maturities of mortgage-backed securities available for sale	78,530	80,104
Proceeds from maturities of mortgage-backed securities held to maturity	29,847	25,970
Proceeds from redemption of Federal Home Loan Bank stock	10,729	3,413
Purchases of investment securities available for sale	(73,129)	(27,369)
Purchases of investment securities held to maturity	–	(1,348)
Purchases of mortgage-backed securities available for sale	(164,826)	(189,656)
Purchases of mortgage-backed securities held to maturity	(2,180)	(41,282)
Purchases of Federal Home Loan Bank stock and other investments	(3,201)	(995)
Net increase in loans	(37,457)	(63,245)
Purchases of premises and equipment	(4,030)	(1,185)
Proceeds from sales of premises and equipment	–	1
Proceeds from sales of other real estate owned	334	469
Proceeds from sales of repossessed assets	238	302
Net cash used in investing activities	(10,727)	(105,856)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2007	2006
FINANCING ACTIVITIES:		(Restated)
Net increase (decrease) in demand and savings accounts	39,841	(14,409)
Net increase in certificates of deposit	31,792	114,373
Net (decrease) increase in federal funds purchased	(5,675)	2,550
Proceeds from FHLB Advances	4,624,601	5,588,804
Repayment of FHLB Advances	(4,732,536)	(5,605,108)
Proceeds from issuance of long-term debt	36,083	–
Net capital contributions from minority interest investment in consolidated entities	500	–
Tax benefit of incentive stock options	87	161
Purchases of common stock	(133)	–
Proceeds from the issuance of common stock	1,263	1,273
Dividends paid	(4,498)	(3,977)
Net cash (used in) provided by financing activities	(8,675)	83,667

Net decrease in cash and cash equivalents	(870)	(2,476)
Cash and cash equivalents at beginning of period	55,012	51,829
Cash and cash equivalents at end of period	$54,142	$49,353

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$44,564	$39,388
Income taxes paid	3,200	2,350

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$381	$1,164
Payment of 5% stock dividend	13,679	11,706
Adjustment to pension liability	(394)	–
Unsettled trades to purchase securities	(5,357)	(7,795)
Unsettled trades to sell securities	4,882	4,174

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

The consolidated balance sheet as of September 30, 2007, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2007 and 2006 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006, which will be amended to reflect an adjustment for non-cash activity related to unsettled trades.  Please see additional discussion in Note 2.

All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, which will be amended to reflect an adjustment to non-cash activity related to unsettled trades.

2.  Restatement of the Statement of Cash Flows for the Nine Months Ended September 30, 2006

On November 13, 2007, the Company filed a Form 8-K reporting that management concluded that certain cash flows from operating, investing and financing activities were incorrect in several of the Company’s historical Consolidated Statement of Cash Flows. Management intends to amend its Form 10-K for the year ended December 31, 2006, to restate the Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004. In addition, the Company intends to amend its Form 10-Qs for the first and second quarters of 2007 to restate the Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2006 contained therein.

The restatements for the periods described above were caused by the lack of a non-cash adjustment that should have been reflected in the Company's Consolidated Statement of Cash Flows in accordance with Statement of Financial Accounting Standard No. 95, Statement of Cash Flows.  Securities and brokered deposit trades generally settle in cash several days after the contractual trade date, although generally accepted accounting principles require us to recognize trades as of the trade date.  In the accounting periods being restated, the Company failed to recognize those trades that were between the trade date and settlement date, and therefore had not yet been consummated in the exchange of cash.  These unsettled trades historically had been reflected in the Company's Consolidated Statement of Cash Flows as actual cash flows from operating activities, with corresponding activity in cash flows from investing activities for the unsettled securities trades, and a corresponding activity in cash flows from financing activities for the unsettled brokered deposit trades.  These unsettled trades should have instead been reflected as non-cash adjustments and reported in the Supplemental Disclosures on Non-cash Investing and Financing Activities.

For all periods restated there was no change in the Company’s Total Cash and Cash Equivalents, Net Increase in Cash and Cash Equivalents, Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.  Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

For the nine-month period ended September 30, 2006, there was no adjustment required to be made to cash flows from financing activities as originally reported.  The table below reflects the changes made to the Statement of Cash Flows for the nine-month period ended September 30, 2006 to appropriately reflect the impact of unsettled securities transactions that occurred during the nine months then ended:

	For the nine months ended September 30, 2006
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

Decrease (increase) in other assets	$(6,119)	$4,174	$(1,945)
Increase in other liabilities	3,417	(262)	3,155
Net cash provided by operating activities	15,801	3,912	19,713

Proceeds from sales of investment securities available for sale	47,634	(890)	46,744
Proceeds from sales of mortgage-backed securities available for sale	50,617	(3,284)	47,333
Purchases of mortgage-backed securities available for sale	(197,451)	7,795	(189,656)
Purchases of mortgage-backed securities held to maturity	(33,749)	(7,533)	(41,282)

Net cash used in investing activities	(101,944)	(3,912)	(105,856)

Supplemental disclosures of noncash investing and financing activities:
Unsettled trades to purchase securities	–	(7,795)	(7,795)
Unsettled trades to sell securities	–	4,174	4,174

3.  Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006
Basic Earnings and Shares:
Net Income	$3,500	$4,052	$11,850	$10,823

Weighted-average basic shares outstanding	13,091	12,896	13,036	12,852

Basic Earnings Per Share:
Net Income	$0.27	$0.31	$0.91	$0.84

Diluted Earnings and Shares:
Net Income	$3,500	$4,052	$11,850	$10,823

Weighted-average basic shares outstanding	13,091	12,896	13,036	12,852
Add: Stock options	363	498	401	499
Weighted-average diluted shares outstanding	13,454	13,394	13,437	13,351

Diluted Earnings Per Share:
Net Income	$0.26	$0.30	$0.88	$0.81

For the three and nine month periods ended September 30, 2007 and 2006, there were no antidilutive options.

4.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,081	$(2,068)	$4,013
Less: reclassification adjustment for gains
included in net income	561	(191)	370
Net unrealized gains on securities	5,520	(1,877)	3,643
Adjustment to net periodic benefit cost	394	(134)	260
Other comprehensive income	$5,914	$(2,011)	$3,903

	Three Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,969	$(2,710)	$5,259
Less: reclassification adjustment for gains
included in net income	126	(43)	83
Net unrealized gains on securities	7,843	(2,667)	5,176
Adjustment to net periodic benefit cost	132	(45)	87
Other comprehensive income	$7,975	$(2,712)	$5,263

	Nine Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(948)	$322	$(626)
Less: reclassification adjustment for gains
included in net income	478	(163)	315
Net unrealized losses on securities	(1,426)	485	(941)

Other comprehensive loss	$(1,426)	$485	$(941)

	Three Months Ended September 30, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$12,717	$(4,324)	$8,393
Less: reclassification adjustment for gains
included in net income	254	(87)	167
Net unrealized gains on securities	12,463	(4,237)	8,226

Other comprehensive income	$12,463	$(4,237)	$8,226

5.  Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2007 and December 31, 2006, are reflected in the tables below (in thousands):

	September 30, 2007
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$15,194	$1	$351	$14,844
Government Sponsored Enterprise Debentures	5,178	7	–	5,185
State and Political Subdivisions	58,985	1,463	354	60,094
Other Stocks and Bonds	7,586	24	62	7,548
Mortgage-backed Securities:
U.S. Government Agencies	85,214	641	952	84,903
Government Sponsored Enterprises	577,334	2,441	4,396	575,379
Other Private Issues	5,042	–	80	4,962
Total	$754,533	$4,577	$6,195	$752,915

HELD TO MATURITY:
Investment Securities:
Other Stocks and Bonds	$1,354	$23	$–	$1,377
Mortgage-backed Securities:
U.S. Government Agencies	27,071	–	314	26,757
Government Sponsored Enterprises	170,727	158	2,054	168,831
Total	$199,152	$181	$2,368	$196,965

	December 31, 2006
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$27,104	$–	$721	$26,383
Government Sponsored Enterprise Debentures	9,923	–	–	9,923
State and Political Subdivisions	54,037	1,488	390	55,135
Other Stocks and Bonds	7,611	12	112	7,511
Mortgage-backed Securities:
U.S. Government Agencies	72,183	425	1,209	71,399
Government Sponsored Enterprises	570,777	1,250	7,377	564,650
Other Private Issues	7,190	20	95	7,115
Total	$748,825	$3,195	$9,904	$742,116

HELD TO MATURITY:
Investment Securities:
Other Stocks and Bonds	$1,351	$7	$16	$1,342
Mortgage-backed Securities:
U.S. Government Agencies	30,788	–	407	30,381
Government Sponsored Enterprises	195,374	97	3,104	192,367
Total	$227,513	$104	$3,527	$224,090

The Bank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities.  Additionally, the Bank has the ability and the intent to hold such securities through recovery of the unrealized losses.

Investment and mortgage-backed securities with book values of $338.3 million at September 30, 2007 and $454.6 million at December 31, 2006 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, public funds, trust deposits, repurchase agreements and for other purposes, as required or permitted by law.

6. Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	September 30,	December 31,
	2007	2006

Real Estate Loans:
Construction	$56,714	$39,588
1-4 Family Residential	225,381	227,354
Other	178,847	181,047
Commercial Loans	125,809	118,962
Municipal Loans	110,084	106,155
Loans to Individuals	98,753	86,041
Total Loans	$795,588	$759,147

The summaries of the Allowance for Loan Losses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Balance at beginning of period	$7,367	$7,346	$7,193	$7,090
Provision for loan losses	620	226	954	955
Loans charged off	(797)	(727)	(2,006)	(2,174)
Recoveries of loans charged off	478	509	1,527	1,483
Balance at end of period	$7,668	$7,354	$7,668	$7,354

7.	Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006

Federal Home Loan Bank Dallas Advances (1)
Varying maturities to 2017	$93,093	$129,379

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	–
Southside Statutory Trust V Due 2037 (5)	12,887	–
Total Long-term Debt	56,702	20,619

Total Long-term Obligations	$149,795	$149,998

(1)           At September 30, 2007, the weighted average cost of these advances was 4.65%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 8.171% through December 30, 2007 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2007	2006	2007	2006
Service cost	$998	$1,004	$46	$51
Interest cost	1,734	1,642	126	138
Expected return on assets	(1,897)	(1,743)	–	–
Transition obligation recognition	–	–	2	2
Net loss recognition	362	588	64	135
Prior service credit amortization	(31)	(31)	(2)	(2)
Net periodic benefit cost	$1,166	$1,460	$236	$324

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2007	2006	2007	2006
Service cost	$333	$335	$15	$17
Interest cost	578	547	42	46
Expected return on assets	(633)	(581)	–	–
Transition obligation recognition	–	–	1	1
Net loss recognition	121	196	22	45
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$389	$487	$79	$108

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expected to contribute $3.0 million to our defined benefit pension plan and $88,000 to our post retirement benefit plan in 2007.  As of September 30, 2007, we had contributed $3.0 million to the defined benefit pension plan, and $60,000 of contributions had been made to the post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.  Prior to January 1, 2006, we applied APB Opinion 25 and related Interpretations in accounting for the ISO Plan and disclosed the pro forma information required by Statement of Financial Accounting Standards (“SFAS”) 123 and SFAS 148.  There was no compensation expense recognized for the stock options prior to January 1, 2006.

A summary of the status of our nonvested shares as of September 30, 2007 is as follows:

	Nine Months Ended September 30, 2007
	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	12,257	$4.91
Vested	(6,127)	$4.91
Cancelled	(383)	$4.91
Nonvested at end of period	5,747	$4.91

For the three and nine months ended September 30, 2007 and 2006, we recorded approximately $6,000 and $20,000, respectively, of stock-based compensation expense.  As of September 30, 2007 and 2006, there was $13,000 and $40,000, respectively, of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of six months.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003:  dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of six years; and expected volatility of 28.90%.

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

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

A summary of the status of our stock options as of September 30, 2007 and the changes during the nine months ended is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	604,281	$5.76	–	$–
Exercised	(110,523)	$5.52	–	$–
Cancelled	(383)	$12.61	–	$–
Outstanding at September 30, 2007	493,375	$5.81	2.36	$8,107
Exercisable at September 30, 2007	487,628	$5.73	2.33	$8,052

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2007 and 2006 were both $1.8 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $478,000 and $621,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $87,000 and $161,000 for the nine months ended September 30, 2007 and 2006, respectively.

10.  Accounting Pronouncements

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

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits.  At adoption and September 30, 2007, we did not anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months.  As of January 1, 2007, our 2003 through 2006 tax years were open to examination by the Internal Revenue Service and state taxing jurisdictions. There were no material changes in these items during the current quarter.  While we typically do not incur significant interest or penalties on income tax liabilities, it is our policy to classify such amounts as interest expense and miscellaneous expense, respectively. We did not change our policy on classification of interest and penalties upon adoption of FIN 48.

11.  Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

We had outstanding unused commitments to extend credit of $115.2 million and $103.7 million at September 30, 2007 and 2006, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2007 and 2006 were $8.8 million and $8.2 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.0 million and $3.3 million at September 30, 2007 and 2006, respectively.

The scheduled maturities of unused commitments as of September 30, 2007 and 2006 were as follows (in thousands):

	September 30,
	2007	2006
Unused commitments:
Due in one year or less	$87,871	$55,541
Due after one year	27,306	48,157
Total	$115,177	$103,698

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

Securities. In the normal course of business we buy and sell securities.  There were $5.4 million of unsettled trades to purchase and $4.9 million of unsettled trades to sell securities at September 30, 2007.  At December 31, 2006, there were no unsettled trades to purchase or sell securities.

Litigation. We are subject to litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position and results of operations or our liquidity.

12.  Variable Interest Entities

Effective December 31, 2003, we adopted FASB Interpretation No. 46 (R) (“FIN 46 (R)”), Consolidation of Variable Interest Entities in connection with our consolidated financial statements.  FIN 46 (R) requires companies to consolidate “variable interest entities” (“VIEs”) if those companies are the primary beneficiaries of those VIEs.

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, Southside Financial Group, LLC (“SFG”) was formed and is considered a VIE in accordance with FIN 46 (R).  Venue has 50% ownership rights and 51% voting rights of SFG based on their investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses, receive a majority of  SFG’s expected residual returns, or both, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank in accordance with FIN 46 (R).

SFG is a limited liability company that will buy consumer loans secured by automobiles, primarily through the purchase of existing automobile portfolios from lenders throughout the United States.  As of September 30, 2007, SFG had purchased approximately $11.4 million in automobile portfolios.

13.  Subsequent Event

On October 10, 2007, we completed our acquisition of Fort Worth Bancshares, Inc. and its wholly-owned subsidiaries, Fort Worth Bancorporation, Inc. and Fort Worth National Bank, pursuant to the terms and conditions of an Agreement and Plan of Merger, dated May 17, 2007, as amended.

Under the terms of the Agreement and Plan of Merger, we acquired all of the outstanding common shares (650,202) of Fort Worth Bancshares, Inc. for cash consideration of $52.00 per share for a total of $33.8 million.  In addition, we acquired 55,465 common shares of Fort Worth Bancshares, Inc. related to stock options and warrants exercised for a net amount of approximately $1.9 million.

With this acquisition, Tarrant County becomes our second largest lending market and third largest deposit market.  We have retained the Fort Worth National Bank charter and will continue to operate Fort Worth National Bank under that name.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K for the year ended December 31, 2006, which will be amended to reflect an adjustment for non-cash activity related to unsettled trades.

We reported a decrease in net income for the three months and an increase in net income for the nine months ended September 30, 2007 compared to the same periods in 2006.  Net income for the three and nine months ended September 30, 2007 was $3.5 million and $11.9 million, respectively, compared to $4.1 million and $10.8 million, respectively, for the same periods in 2006.

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

Critical Accounting Estimates

Our accounting and reporting estimates conform with accounting principles generally accepted in the United States (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We consider our critical accounting policies to include the following:

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

As of September 30, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.7 million was adequate to cover probable losses in the portfolio.

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2006.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the Plan obligations include the discount rate, the rate of salary increases and the estimated future return on Plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the Plan at December 31, 2006.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2007, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.05%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2007 and 2006, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and issuing brokered certificates of deposit (“CDs”). These funds are invested primarily in mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans, and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.  During 2006, the interest rate yield curve inverted.  An inverted yield curve is defined as shorter term interest rates at a higher level than longer term interest rates.  During the quarter ended September 30, 2007, the Federal Reserve decreased the overnight fed funds rate 50 basis points while at the same time short-term U. S. Treasury interest rates decreased more than long-term U. S. Treasury interest rates.  These changes during the third quarter resulted in a positively sloped U. S. Treasury yield curve at September 30, 2007.  Should the yield curve invert again, our net interest margin and spread could decrease.  Our asset structure, net interest spread and net interest margin increases our need to monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

The management of the securities portfolio as a percent of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended September 30, 2007, credit and volatility spreads increased which, combined with the steeper yield curve, led to buying opportunities in agency mortgage-backed securities.  While loan growth during the third quarter was adequate, a majority of this growth did not occur until the last month of the quarter.  At September 30, 2007, the securities portfolio as a percentage of total assets increased slightly to 51.0% from 50.1% at June 30, 2007, but decreased from 52.7% at December 31, 2006.  The current interest rate yield curve and spreads are more investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by changes in our loan and deposit levels during the fourth quarter of 2007 as well as the availability of attractive investment opportunities.  During the nine months ended September 30, 2007, we reduced our investment and mortgage-backed securities approximately $22.7 million as investment and mortgage-backed securities excluding the net unrealized loss on AFS securities decreased from $976.3 million at December 31, 2006 to $953.7 million at September 30, 2007.  The leverage strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources we currently utilize.  Our FHLB borrowings at September 30, 2007 decreased 23.9%, or $107.9 million, to $343.7 million from $451.6 million at December 31, 2006 primarily as a result of the decrease in the securities portfolio and an increase in deposits in excess of loan growth.  During the third quarter ended September 30, 2007, FHLB borrowings increased $14.5 million due to an increase in loans and securities in excess of deposit growth when compared to June 30, 2007.  During the quarter and nine months ended September 30, 2007, we did not issue any callable brokered CDs.  At September 30, 2007, our callable brokered CDs totaled $123.4 million.  These brokered CDs have maturities from approximately one to four and a half years and have calls that we control, all of which are currently six months or less.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives by protecting Southside Bank with fixed rates should interest rates increase, while providing Southside Bank options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Due primarily to the increase in FHLB borrowings during the three months ended September 30, 2007, our total wholesale funding as a percentage of deposits, not including brokered CDs, increased slightly to 37.9% at September 30, 2007, from 37.3% at June 30, 2007.  For the nine months ended September 30, 2007, the increase in non-brokered deposits and the decrease in FHLB borrowings, our total wholesale funding as a percentage of deposits, not including brokered CDs remained well below the 49.6% level at December 31, 2006, reflective of our strategy to deleverage during 2007.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the nine months ended September 30, 2007 was $30.3 million, a decrease of $1.1 million, or 3.6%, when compared to the same period in 2006.  Average interest earning assets decreased $3.6 million, or 0.2%, to $1.73 billion, and the net interest spread decreased from 1.91% for the nine months ended September 30, 2006 to 1.67% for the same period in 2007, and the net interest margin decreased from 2.61% for the nine months ended September 30, 2006 to 2.52% for the same period in 2007.  Net interest income decreased as a result of decreases in our average earning assets, net interest spread and net interest margin during the nine months of 2007 when compared to the same period in 2006.

For the three months ended September 30, 2007, when compared to the same period in 2006, net interest income decreased $127,000, or 1.2%, to $10.2 million, primarily as a result of a decrease in our net interest spread and a decrease in our average earning assets, which more than offset the slight increase in our net interest margin.  For the three months ended September 30, 2007, when compared to the same period in 2006, average interest earning assets decreased $30.2 million, or 1.7%, to $1.74 billion, and the net interest spread decreased to 1.65% from 1.75% while during the same periods the net interest margin increased slightly to 2.52% from 2.51%.  The slight increase in our net interest margin reflects the volume changes combined with the rate changes.  The decrease in our net interest spread reflects an increase in the average short-term borrowing rates that exceeded the increase in the yields on the average earning assets.  Future changes in interest rates or the yield curve could influence our net interest margin and net interest spread during future quarters.  Future changes in interest rates could also impact prepayment speeds on our mortgage-backed securities, which could influence our net interest margin and net interest spread during future quarters.

During the nine months ended September 30, 2007, average loans, funded by the growth in average deposits, increased $56.9 million, or 8.0%, to $770.7 million, compared to $713.8 million for the same period in 2006.  The average yield on loans increased from 6.66% for the nine months ended September 30, 2006 to 6.93% for the nine months ended September 30, 2007.  For the three months ended September 30, 2007, average loans increased $46.2 million, or 6.3%, to $777.5 million, compared to $731.3 million for the same period in 2006.  The average yield on loans increased from 6.84% for the three months ended September 30, 2006 to 6.98% for the three months ended September 30, 2007.  The increase in interest income on loans of $4.3 million, or 12.7%, to $38.4 million for the nine months ended September 30, 2007, when compared to $34.0 million for the same period in 2006, and the increase in interest income on loans of $1.0 million, or 8.6%, to $13.1 million for the three months ended September 30, 2007, when compared to $12.1 million for the same period in 2006 was the result of an increase in average loans and the average yield.  The rate at which loan yields are increasing has been partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities decreased $52.1 million, or 5.3%, to $935.8 million, for the nine months ended September 30, 2007, when compared to $987.9 million for the same period in 2006.  This decrease was the result of implementing a strategy designed to reduce our overall leverage.  The overall yield on average investment and mortgage-backed securities increased to 5.19% during the nine months ended September 30, 2007, from 5.03% during the same period in 2006.  Interest income on investment and mortgage-backed securities for the nine months ended September 30, 2007 decreased $823,000, or 2.3%, to $35.6 million compared to $36.4 million for the same period in 2006.  For the three months ended September 30, 2007, average investment and mortgage-backed securities decreased $65.3 million, or 6.5%, to $940.4 million, when compared to $1.0 billion for the same period in 2006, which is also reflective of the strategy to reduce our balance sheet leverage during that time.  The overall yield on average investment and mortgage-backed securities increased to 5.19% during the three months ended September 30, 2007, from 5.08% during the same period in 2006.  Interest income from investment and mortgage-backed securities decreased $572,000, or 4.5%, to $12.1 million for the three months ended September 30, 2007, compared to $12.6 million for the same period in 2006.  The decrease in interest income for the three and nine month periods ending September 30, 2007 was due to the decrease in the average balance which more than offset the increase in the average yield.  The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment.  The overall slowing in the housing market during 2007 when compared to 2006 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.  A return to lower long-term interest rate levels similar to that experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments decreased $8.4 million, or 29.5%, to $20.1 million, for the nine months ended September 30, 2007 when compared to $28.5 million for the same period in 2006 due to the decrease in FHLB Dallas advances.  The average yield of FHLB stock and other investments increased to 6.29% for the nine months ended September 30, 2007, when compared to 4.91% for the same period in 2006 due to the higher average short-term interest rates.  Interest income from our FHLB stock and other investments decreased $101,000, or 9.7%, to $945,000 for the nine months ended September 30, 2007, when compared to $1.0 million for the same period in 2006 due to a decrease in the average balance which more than offset the increase in the average yield.  For the three months ended September 30, 2007, average FHLB stock and other investments decreased $10.1 million, or 36.9%, to $17.2 million, when compared to $27.3 million for the same period in 2006.  For the three months ended September 30, 2007, interest income from FHLB stock and other investments decreased $107,000, or 30.4%, to $245,000, when compared to $352,000 for the same period in 2006 as a result of the decrease in the average balance which more than offset the increase in the average yield from 5.11% in 2006 to 5.64% in 2007.

Average federal funds sold and other interest earning assets increased $947,000, or 54.4%, to $2.7 million, for the nine months ended September 30, 2007, when compared to $1.7 million for the same period in 2006.  Interest income from federal funds sold and other interest earning assets increased $45,000, or 73.8%, for the nine months ended September 30, 2007, when compared to the same period in 2006, as a result of the increase in the average balance and yield from 4.68% in 2006 to 5.27% in 2007.  Average federal funds sold and other interest earning assets increased $239,000, or 9.8%, to $2.7 million, for the three months ended September 30, 2007, when compared to $2.4 million for the same period in 2006.  Interest income from federal funds sold and other interest earning assets increased $8,000, or 27.6%, for the three months ended September 30, 2007, when compared to the same period in 2006, as a result of the increase in the average balance and the average yield from 4.71% in 2006 to 5.47% in 2007.

Total interest expense increased $4.6 million, or 11.5%, to $44.7 million during the nine months ended September 30, 2007 as compared to $40.1 million during the same period in 2006.  The increase was primarily attributable to an increase in the average yield on interest bearing liabilities from 3.79% for the nine months ended September 30, 2006 to 4.30% for the nine months ended September 30, 2007.  Average interest bearing liabilities decreased $23.8 million, or 1.7%, for the nine months ended September 30, 2007 as compared to the same period in 2006.  For the three months ended September 30, 2007, total interest expense increased $501,000, or 3.4%, to $15.2 million, compared to $14.7 million for the same period in 2006 primarily as a result of an increase in the average yield on interest bearing liabilities.  Average interest bearing liabilities decreased $48.3 million, or 3.4%, while the average yield on interest bearing liabilities increased from 4.06% for the three month period ended September 30, 2006 to 4.35% for the three month period ended September 30, 2007.

Average interest bearing deposits increased $143.5 million, or 16.8%, to $995.6 million during the nine months ended September 30, 2007, when compared to $852.1 million for the same period in 2006, and the average rate paid increased from 3.42% for the nine month period ended September 30, 2006 to 4.03% for the same period in 2007.  For the three months ended September 30, 2007, average interest bearing deposits increased $143.9 million, or 16.5%, when compared to the same period in 2006 and the average rate paid increased from 3.70% for the three month period ended September 30, 2006 to 4.06% for the three month period ended September 30, 2007.  The largest increases in average interest bearing deposits resulted from the issuance of callable brokered CDs, an increase in other CDs and an increase in money market accounts.  The remaining increase in our average total deposits is the result of overall bank growth and branch expansion.  Interest expense for interest bearing deposits for the three and nine months ended September 30, 2007 increased $2.3 million, or 27.9%, and $8.2 million, or 37.6%, when compared to the same periods in 2006 due to the increase in the average balance and yield.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, decreased $111.4 million, or 29.3%, to $269.3 million for the nine months ended September 30, 2007, when compared to $380.8 million for the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $2.5 million, or 20.1%, while the average rate paid increased 55 basis points to 4.85% for the nine month period ended September 30, 2007 when compared to 4.30% for the same period in 2006.  For the three months ended September 30, 2007, average short-term interest bearing liabilities decreased $156.9 million, or 38.8%, when compared to the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $1.6 million, or 34.4%, while the average rate paid increased 33 basis points to 4.90% for the three month period ended September 30, 2007 when compared to 4.57% for the same period in 2006.  The decrease in the interest expense for the three and nine month periods ended September 30, 2007 when compared to 2006 was due to the decrease in the average balance for short-term interest bearing liabilities which more than offset the increase in the average yield.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $62.9 million, or 39.2%, during the nine months ended September 30, 2007 to $97.7 million as compared to $160.5 million for the nine months ended September 30, 2006.  The decrease in the average long-term FHLB advances occurred primarily as a result of long-term FHLB advances moving into the short-term FHLB advances category combined with the increase in the use of brokered CDs to better match ALCO objectives.  Interest expense associated with long-term FHLB advances decreased $1.5 million, or 31.8%, while the average rate paid increased 49 basis points to 4.54% for the nine months ended September 30, 2007 when compared to 4.05% for the same period in 2006.  For the three months ended September 30, 2007, long-term interest bearing liabilities decreased $56.2 million, or 39.5%, when compared to the same period in 2006.  Interest expense associated with long-term FHLB advances decreased $522,000, or 34.4%, while the average rate paid increased 36 basis points to 4.59% for the three month period ended September 30, 2007 when compared to 4.23% for the same period in 2006.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities more than offsetting the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007, was $41.5 million and $27.7 million, respectively, for the three and nine months ended September 30, 2007 compared to $20.6 million for the three and nine months ended September 30, 2006.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc., which occurred on October 10, 2007.  Interest expense increased $420,000, or 33.8%, to $1.7 million for the nine months ended September 30, 2007 when compared to $1.2 million for the same period in 2006 primarily as a result of the increase in the average balance during 2007 when compared to 2006.  Interest expense increased $358,000, or 80.4%, to $803,000 for the three months ended September 30, 2007 when compared to $445,000 for the same period in 2006.  The long-term debentures issued to Southside Statutory Trust III, which is $20.6 million, adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The long-term debentures issued to Southside Statutory Trusts IV and V have fixed rates of 6.518% and 7.48%, respectively, for a period of five years.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Nine Months Ended
	September 30, 2007			September 30, 2006
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$770,653	$39,937	6.93%	$713,764	$35,564	6.66%
Loans Held For Sale	3,857	149	5.16%	4,783	191	5.34%
Securities:
Investment Securities (Taxable)(4)	54,444	2,004	4.92%	55,865	1,906	4.56%
Investment Securities (Tax-Exempt)(3)(4)	41,831	2,221	7.10%	44,793	2,389	7.13%
Mortgage-backed and Related Securities (4)	839,505	32,079	5.11%	887,269	32,907	4.96%
Total Securities	935,780	36,304	5.19%	987,927	37,202	5.03%
Federal Home Loan Bank stock and other investments, at cost	20,071	945	6.29%	28,467	1,046	4.91%
Interest Earning Deposits	586	26	5.93%	703	24	4.56%
Federal Funds Sold	2,102	80	5.09%	1,038	37	4.77%
Total Interest Earning Assets	1,733,049	77,441	5.97%	1,736,682	74,064	5.70%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,898			43,823
Bank Premises and Equipment	34,374			33,420
Other Assets	43,046			41,307
Less: Allowance for Loan Loss	(7,326)			(7,212)
Total Assets	$1,845,041			$1,848,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$51,825	505	1.30%	$50,806	479	1.26%
Time Deposits	547,659	20,055	4.90%	450,543	14,340	4.26%
Interest Bearing Demand Deposits	396,075	9,421	3.18%	350,740	6,965	2.66%
Total Interest Bearing Deposits	995,559	29,981	4.03%	852,089	21,784	3.42%
Short-term Interest Bearing Liabilities	269,344	9,771	4.85%	380,764	12,236	4.30%
Long-term Interest Bearing Liabilities – FHLB Dallas	97,662	3,315	4.54%	160,517	4,864	4.05%
Long-term Debt (5)	27,662	1,663	8.04%	20,619	1,243	7.95%
Total Interest Bearing Liabilities	1,390,227	44,730	4.30%	1,413,989	40,127	3.79%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	319,854			313,043
Other Liabilities	19,178			11,827
Total Liabilities	1,729,259			1,738,859
SHAREHOLDERS’ EQUITY	115,782			109,161
Total Liabilities and Shareholders’ Equity	$1,845,041			$1,848,020
NET INTEREST INCOME		$32,711			$33,937
NET YIELD ON AVERAGE EARNING ASSETS			2.52%			2.61%
NET INTEREST SPREAD			1.67%			1.91%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,705 and $1,710 for the nine months ended September 30, 2007 and 2006, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $684 and $759 for the nine months ended September 30, 2007 and 2006, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by Southside Bancshares, Inc. to Southside Statutory Trust III, IV, and V in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities, Southside Statutory Trust IV of $22.5 million of trust preferred securities and Southside Statutory Trust V of $12.5 million of trust preferred securities.

Note: As of September 30, 2007 and 2006, loans totaling $1,307 and $1,213, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	September 30, 2007			September 30, 2006
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$777,509	$13,678	6.98%	$731,345	$12,612	6.84%
Loans Held For Sale	3,804	53	5.53%	5,054	74	5.81%
Securities:
Investment Securities (Taxable)(4)	44,743	552	4.89%	48,530	569	4.65%
Investment Securities (Tax-Exempt)(3)(4)	43,679	772	7.01%	44,398	798	7.13%
Mortgage-backed and Related Securities (4)	851,985	10,982	5.11%	912,751	11,521	5.01%
Total Securities	940,407	12,306	5.19%	1,005,679	12,888	5.08%
Federal Home Loan Bank stock and other investments, at cost	17,226	245	5.64%	27,309	352	5.11%
Interest Earning Deposits	655	9	5.45%	726	7	3.83%
Federal Funds Sold	2,028	28	5.48%	1,718	22	5.08%
Total Interest Earning Assets	1,741,629	26,319	6.00%	1,771,831	25,955	5.81%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	40,381			39,685
Bank Premises and Equipment	35,204			33,197
Other Assets	42,431			40,230
Less: Allowance for Loan Loss	(7,381)			(7,356)
Total Assets	$1,852,264			$1,877,587
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$51,846	171	1.31%	$51,089	167	1.30%
Time Deposits	561,382	6,983	4.94%	484,344	5,513	4.52%
Interest Bearing Demand Deposits	402,884	3,237	3.19%	336,778	2,446	2.88%
Total Interest Bearing Deposits	1,016,112	10,391	4.06%	872,211	8,126	3.70%
Short-term Interest Bearing Liabilities	247,088	3,049	4.90%	403,981	4,649	4.57%
Long-term Interest Bearing Liabilities – FHLB Dallas	86,147	997	4.59%	142,352	1,519	4.23%
Long-term Debt (5)	41,518	803	7.67%	20,619	445	8.44%
Total Interest Bearing Liabilities	1,390,865	15,240	4.35%	1,439,163	14,739	4.06%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	323,130			315,404
Other Liabilities	20,134			13,427
Total Liabilities	1,734,129			1,767,994
SHAREHOLDERS’ EQUITY	118,135			109,593
Total Liabilities and Shareholders’ Equity	$1,852,264			$1,877,587
NET INTEREST INCOME		$11,079			$11,216
NET YIELD ON AVERAGE EARNING ASSETS			2.52%			2.51%
NET INTEREST SPREAD			1.65%			1.75%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $597 for both of the three month periods ended September 30, 2007 and 2006, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $247 and $257 for the three months ended September 30, 2007 and 2006, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by Southside Bancshares, Inc. to Southside Statutory Trust III, IV, and V in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities, Southside Statutory Trust IV of $22.5 million of trust preferred securities and Southside Statutory Trust V of $12.5 million of trust preferred securities.

Note: As of September 30, 2007 and 2006, loans totaling $1,307 and $1,213, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources that include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance, brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $19.2 million for the nine months ended September 30, 2007 compared to $17.3 million for the same period in 2006, an increase of $2.0 million, or 11.3%.  For the three months ended September 30, 2007, noninterest income was $6.4 million, compared to $6.2 million for the same period in 2006, an increase of $217,000, or 3.5%.  During the nine months ended September 30, 2007, we had gains on the sale of AFS securities of $561,000 compared to gains of $478,000 for the same period in 2006.  Gains on the sale of AFS securities for the three months ended September 30, 2007 were $126,000 compared to $254,000 for the same period in 2006.  The market value of the AFS securities portfolio at September 30, 2007 was $752.9 million with a net unrealized loss on that date of $1.6 million.  The net unrealized loss is comprised of $6.2 million in unrealized losses and $4.6 million in unrealized gains.  The market value of the HTM securities portfolio at September 30, 2007 was $197.0 million with a net unrealized loss on that date of $2.2 million.  The net unrealized loss is comprised of $2.4 million in unrealized losses and $181,000 in unrealized gains.  During the nine months ended September 30, 2007 we sold securities out of our AFS portfolio with the primary objective of decreasing the overall securities portfolio or overall securities portfolio duration.

Deposit services income increased $238,000, or 5.9%, and $1.0 million, or 8.9%, for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $99,000, or 23.4%, and $332,000, or 27.0%, for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006 due to growth experienced in our trust department.

Gain on sale of loans decreased $97,000, or 18.6%, for the three months ended September 30, 2007, and increased $130,000, or 9.5%, for the nine months ended September 30, 2007, when compared to the same periods in 2006.  The decrease in the three months ended September 30, 2007 was due to an overall slowing in the housing market which resulted in less originations and a decrease in the number of loans sold as compared to the same period in 2006.  The increase for the nine months ended September 30, 2007 was due primarily to an increase in premiums on student loans sold during the three months ended June 30, 2007.

Other noninterest income increased $92,000 , or 13.3%, and $351,000, or 17.9%, for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006.  The increases for the three and nine month periods ended September 30, 2007 were primarily a result of increases in brokerage services income, credit card fee income, and Mastercard income which was offset by decreases in other recoveries, including a recovery of a loss from 2005 on a check of $150,000 received during the second quarter of 2006.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $11.5 million and $34.2 million for the three and nine months ended September 30, 2007, respectively, compared to $11.1 million and $34.1 million for the same periods in 2006, respectively, representing increases of $422,000, or 3.8%, and $117,000, or 0.3%, respectively.

Salaries and employee benefits expense increased $298,000, or 4.3%, during the three months and decreased $30,000, or 0.1%, during the nine months ended September 30, 2007, respectively, when compared to the same periods in 2006.  Direct salary expense and payroll taxes increased $146,000, or 2.5%, during the three months and decreased $52,000, or 0.3%, for the nine months ended September 30, 2007, respectively, when compared to the same periods in 2006.  The increase for the three months ended September 30, 2007, was primarily the result of salary expense associated with the addition of Southside Financial Group during August.  Year to date decreases were the result of department managers completing an evaluation of work flow in their respective departments during the third quarter of 2006, with the primary objective of identifying any opportunities to increase productivity primarily through the use of technology investments with less personnel expense.  In certain departments the evaluations identified the ability to utilize part-time employees to better staff for peak customer transaction times in lieu of full-time employees.  In addition, management is utilizing productivity gains to not fill certain vacancies created by normal attrition.  The combination of these initiatives resulted in salary and employee benefit expense savings and improved productivity gains which more than offset the increases associated with overall growth in branch locations.

Retirement expense, included in salary and benefits, decreased $150,000, or 23.8%, and $453,000, or 24.1%, for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006, primarily as a result of the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2007 when compared to 2006.  Specifically, the assumed long-term rate of return was reduced to 7.50% and the assumed discount rate was increased to 6.05%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $302,000, or 52.4%, and $475,000, or 25.9%, for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006 due to increased health claims expense.  We have a self-insured health plan that is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2007.

Equipment expense increased $29,000, or 12.1%, and $71,000, or 10.6%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase occurred primarily as a result of various increases on equipment service contracts.

Other expense increased $6,000, or 0.5%, and $120,000, or 3.7%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase occurred primarily due to increases in computer fees, bank analysis fees, brokerage services expense and student loan origination and lender fee expense.  Included in other expense is a credit of $117,000 from minority interest in the net loss from Southside Financial Group, all of which occurred in the three months ended September 30, 2007.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2007 was $4.5 million and $14.3 million, respectively, compared to $5.2 million and $13.6 million, respectively, for the same periods in 2006.

Income tax expense was $976,000 and $2.5 million for the three and nine months ended September 30, 2007, respectively, compared to $1.2 million and $2.8 million for the three and nine months ended September 30, 2006, respectively.  The effective tax rate as a percentage of pre-tax income was 21.8% and 17.3% for the three and nine months ended September 30, 2007, respectively, compared to 22.1% and 20.7% for the three and nine months ended September 30, 2006, respectively.

The decrease in the effective tax rate and income tax expense for the nine months ended September 30, 2007 was due to a one-time state tax credit resulting from a change in Texas tax law related to the new margin tax during the quarter ended June 30, 2007.  The state tax credit was $779,000, which was partially offset by an increase in our estimated margin tax of $183,000, net of federal income tax.  Excluding the effect of the state tax credit and estimated margin tax, the effective tax rate for the nine months ended September 30, 2007, would have been 21.5%.

We believe the remaining alternative minimum tax position will reverse during 2007 and no valuation allowance against the related deferred tax asset is deemed necessary at this time.  We continue to review the appropriate level of tax-free income so as to minimize any alternative minimum tax position in the future.

Capital Resources

Our total shareholders' equity at September 30, 2007, was $123.1 million, representing an increase of $12.5 million from December 31, 2006, and represented 6.5% of total assets at September 30, 2007 compared to 5.8% of total assets at December 31, 2006.

Increases to shareholders’ equity consisted of net income of $11.9 million, the issuance of $1.3 million in common stock (138,664 shares) through our incentive stock option and dividend reinvestment plans and a decrease in accumulated other comprehensive loss of $3.9 million, which more than offset $4.5 million in dividends paid.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, and $12.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, and V, respectively, are considered Tier 1 capital by the Federal Reserve Board. The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of September 30, 2007, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$196,649	21.92%	$71,780	8.00%	N/A	N/A
Bank Only	$150,981	16.83%	$71,764	8.00%	$89,705	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$178,681	19.91%	$35,890	4.00%	N/A	N/A
Bank Only	$143,313	15.98%	$35,882	4.00%	$53,823	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$178,681	9.64%	$74,107	4.00%	N/A	N/A
Bank Only	$143,313	7.74%	$74,046	4.00%	$92,558	5.00%

As of September 30, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$148,792	16.35%	$72,788	8.00%	N/A	N/A
Bank Only	$144,862	15.92%	$72,787	8.00%	$90,984	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$141,438	15.55%	$36,394	4.00%	N/A	N/A
Bank Only	$137,508	15.11%	$36,394	4.00%	$54,590	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$141,438	7.50%	$75,435	4.00%	N/A	N/A
Bank Only	$137,508	7.29%	$75,406	4.00%	$94,258	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing: (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2007, these investments were 17.88% of total assets compared to 16.0% at September 30, 2006.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  We have three lines of credit for the purchase of overnight federal funds at prevailing rates.  We have established lines of credit of $15 million at Bank of America, $15 million at Frost Bank and $10 million at TIB - The Independent BankersBank.  At September 30, 2007, the amount of additional funding we could obtain from FHLB using our unpledged securities at FHLB was approximately $480.0 million, net of FHLB stock purchases required.  We have obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loans are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of the automobile portfolios purchased by Southside Financial Group, LLC (“SFG”) and municipal loans.  On August 21, 2007, we announced, through our wholly-owned subsidiary, Southside Bank, our purchase of a 50 percent interest in SFG.  SFG purchases existing automobile portfolios from lenders throughout the United States.  As of September 30, 2007, SFG had purchased approximately $11.4 million in automobile portfolios.  Municipal loans are made to municipalities, school districts and colleges primarily throughout the state of Texas.  We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies to expand our lending territory.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	September 30,	December 31,	September 30,
	2007	2006	2006

Real Estate Loans:
Construction	$56,714	$39,588	$35,717
1-4 Family Residential	225,381	227,354	226,128
Other	178,847	181,047	176,636
Commercial Loans	125,809	118,962	114,090
Municipal Loans	110,084	106,155	100,994
Loans to Individuals	98,753	86,041	87,969
Total Loans	$795,588	$759,147	$741,534

Construction loans increased $17.1 million, or 43.3%, to $56.7 million for the nine month period ended September 30, 2007 from $39.6 million at December 31, 2006, and $21.0 million, or 58.8%, from $35.7 million at September 30, 2006.  The increase in construction loans during 2007 is primarily due to advances on commercial construction loans in our market area.  Commercial loans increased $6.8 million, or 5.8%, to $125.8 million for the nine month period ended September 30, 2007 from $119.0 million at December 31, 2006, and $11.7 million, or 10.3%, from $114.1 million at September 30, 2006.  Municipal loans increased $3.9 million, or 3.7%, to $110.1 million for the nine month period ended September 30, 2007 from $106.2 million at December 31, 2006, and $9.1 million, or 9.0%, from $101.0 million at September 30, 2006.  Loans to individuals, which includes the SFG loans purchased, increased $12.7 million, or 14.8%, to $98.8 million for the nine month period ended September 30, 2007 from $86.0 million at December 31, 2006, and $10.8 million, or 12.3%, from $88.0 million at September 30, 2006.

Our 1-4 family residential mortgage loans decreased $2.0 million, or 0.9%, to $225.4 million for the nine month period ended September 30, 2007 from $227.4 million at December 31, 2006, and $747,000, or 0.3%, from $226.1 million at September 30, 2006.  Commercial real estate loans decreased $2.2 million, or 1.2% to $178.8 million for the nine month period ended September 30, 2007 from $181.0 million at December 31, 2006, and increased $2.2 million, or 1.3%, from $176.6 million at September 30, 2006.

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

As of September 30, 2007, our review of the loan portfolio indicated that a loan loss allowance of $7.7 million was adequate to cover probable losses in the portfolio.

For the three and nine months ended September 30, 2007, loan charge-offs were $797,000 and $2.0 million and recoveries were $478,000 and $1.5 million, resulting in net charge-offs of $319,000 and $479,000, respectively.  For the three and nine months ended September 30, 2006, loan charge-offs were $727,000 and $2.2 million and recoveries were $509,000 and $1.5 million, resulting in net charge-offs of $218,000 and $691,000, respectively.  The necessary provision expense was estimated at $620,000 and $954,000 for the three and nine months ended September 30, 2007, respectively, compared to $226,000 and $955,000 for the comparable periods in 2006.  The increase in provision expense for the three months ended September 30, 2007 compared to the same period in 2006 was primarily a result of the increase in the loan portfolio, inclusive of the investment in the automobile portfolios as further discussed in “Note 12 – Variable Interest Entities” in our financial statements included in this report.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2007	At December 31, 2006	At September 30, 2006

Nonaccrual loans	$1,307	$1,333	$1,213
Loans 90 days past due	466	128	625
Restructured loans	167	220	223
Other real estate owned	172	351	441
Repossessed assets	65	78	97
Total Nonperforming Assets	$2,177	$2,110	$2,599

Total nonperforming assets at September 30, 2007 were $2.2 million, an increase of $67,000, or 3.2%, from $2.1 million at December 31, 2006 and a decrease of $422,000, or 16.2%, from $2.6 million at September 30, 2006.  From December 31, 2006 to September 30, 2007, nonaccrual loans decreased $26,000, or 2.0%, to $1.3 million and from September 30, 2006, increased $94,000, or 7.7%.  Of the total nonaccrual loans at September 30, 2007, 19.7% are residential real estate loans, 38.6% are commercial real estate loans, 11.9% are commercial loans, 28.8% are loans to individuals and 1.0% are construction loans.  OREO decreased $179,000, or 51.0%, to $172,000 at September 30, 2007 from $351,000 at December 31, 2006 and decreased $269,000, or 61.0%, from $441,000 at September 30, 2006.  The primary decrease in OREO resulted from the sale of one residential dwelling during the first quarter of 2007, which comprised approximately 90% of OREO at December 31, 2006.  Of the total OREO at September 30, 2007, 58.1% consisted of residential dwellings, and 41.9% consisted of commercial real estate.  We actively market all properties and none are held for investment purposes.  Loans 90 days or more past due increased $338,000, or 264.1%, to $466,000 at September 30, 2007 from $128,000 at December 31, 2006 and decreased $159,000, or 25.4%, from $625,000 at September 30, 2006.  Repossessed assets decreased $13,000, or 16.7%, to $65,000 at September 30, 2007 from $78,000 at December 31, 2006 and $32,000, or 33.0%, from $97,000 at September 30, 2006.  Approximately $51,000 of the repossessed assets at September 30, 2007 represented two loans with an SBA guarantee of 85.0%.  Restructured loans decreased $53,000, or 24.1%, to $167,000 at September 30, 2007 from $220,000 at December 31, 2006 and $56,000, or 25.1%, from $223,000 at September 30, 2006.

Expansion

In July 2007, we opened our sixth full service grocery store branch in our largest market area, the city of Tyler, in Smith County.

On August 21, 2007, we announced, through our wholly-owned subsidiary, Southside Bank, our purchase of a 50 percent interest in SFG.  SFG will buy consumer loans secured by automobiles, primarily through the purchase of existing automobile portfolios from lenders throughout the United States.

On October 10, 2007, we completed the acquisition of Fort Worth Bancshares, Inc, and its wholly-owned subsidiaries, Fort Worth Bancorporation, Inc. and Fort Worth National Bank.  This merger expands our presence in Texas into the Fort Worth, Arlington and Austin markets in Tarrant and Travis Counties.  The acquisition makes the Tarrant County market our second largest lending market and third largest deposit market.  We will retain the Fort Worth National Bank charter and continue to operate Fort Worth National Bank as a separate subsidiary under that name.  Fort Worth National Bank has two branches in Fort Worth, one branch in Arlington, and a loan production office in Austin.

During the last quarter of 2007, we plan to open our first full service grocery store branch in Hawkins, Texas located in Wood County, which is adjacent to Smith County.

Accounting Pronouncements

See “Note 10 - Accounting Pronouncements” in our financial statements included in this report.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  Through these simulations we attempt to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Our policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  Our policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of September 30, 2007 were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 10%.  Due to the level of our interest bearing demand and savings deposit rates at September 30, 2007, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $5.2 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  Callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $2.2 million are classified in the one-year category.  Nonaccrual loans totaling $1.3 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Twelve Months Ending September 30, 2007
								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Loans:
Fixed Rate	$202,690	$90,945	$51,664	$34,074	$26,361	$109,989	$515,723	$519,650
	6.91%	6.95%	6.97%	7.73%	9.50%	6.04%	6.92%
Adjustable Rate	63,242	23,447	3,089	7,328	7,080	176,603	280,789	280,789
	7.83%	7.70%	8.12%	8.03%	7.82%	6.72%	7.13%
Mortgage-backed
Securities:
Fixed Rate	257,910	199,965	132,854	95,532	75,794	100,987	863,042	860,832
	5.33%	5.26%	5.27%	5.20%	5.09%	4.89%	5.22%
Investments and Other Interest Earning Assets:
Fixed Rate	34,624	1,877	4,197	2,838	3,281	61,407	108,224	108,247
	4.83%	5.97%	6.44%	6.90%	6.01%	6.11%	5.73%
Adjustable Rate	–	–	–	–	–	5,969	5,969	5,969
	–	–	–	–	–	7.02%	7.02%
Total Interest
Earning Assets	$558,466	$316,234	$191,804	$139,772	$112,516	$454,955	$1,773,747	$1,775,487
	6.16%	5.93%	5.80%	6.00%	6.32%	6.07%	6.05%
Savings Deposits	$5,121	$2,560	$2,560	$2,560	$2,560	$35,841	$51,202	$51,202
	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%
NOW Deposits	91,612	5,250	5,250	5,250	5,250	73,487	186,099	186,099
	4.24%	0.85%	0.85%	0.85%	0.85%	0.85%	2.52%
Money Market Deposits	26,575	8,858	8,858	8,858	8,858	26,574	88,581	88,581
	3.12%	3.12%	3.12%	3.12%	3.12%	3.12%	3.12%
Platinum Money Market	77,902	11,824	11,824	11,824	11,824	13,911	139,109	139,109
	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%
Certificates of Deposit	392,681	57,213	17,528	55,026	33,544	–	555,992	559,318
	4.87%	4.87%	4.78%	5.36%	5.37%	–	4.95%
FHLB Advances	237,440	52,097	28,685	17,276	4,119	4,068	343,685	343,949
	4.59%	4.37%	5.08%	5.43%	4.92%	5.14%	4.65%
Other Borrowings	1,569	–	–	–	–	56,702	58,271	58,271
	4.52%	–	–	–	–	7.34%	7.26%
Total Interest
Bearing Liabilities	$832,900	$137,802	$74,705	$100,794	$66,155	$210,583	$1,422,939	$1,426,529
	4.56%	4.27%	4.17%	4.67%	4.27%	3.25%	4.31%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed rate mortgage-backed securities, including Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits, have annual payment assumptions ranging from 6% to 50%.  At September 30, 2007, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of 10 years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At September 30, 2007, all of the mortgage-backed and related securities we held were secured by fixed-rate mortgage loans.

We assume 70% of savings accounts and non-public fund transaction accounts at September 30, 2007, are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  We assume 30% of money market accounts at September 30, 2007 are core deposits and are, therefore, expected to mature after five years.  We assume 10% of our platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity deposits reprice at maturity.

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

ITEM 4. CONTROLS AND PROCEDURES

Background of Restatement and Material Weakness in Internal Control Over Financial Reporting

In the third quarter of 2007 we identified that certain cash flows from operating, investing and financing activities were incorrect in several of the Company's historical consolidated statements of cash flows which resulted in the need to restate  the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006 as more fully described in Note 2, to the consolidated financial statements included in this Form 10-Q.  The Company subsequently determined the following material weakness existed as of December 31, 2006 and through September 30, 2007:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal control over financial reporting relating to the accurate presentation and disclosure of cash flows in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective controls to accurately reflect the non-cash effects of unsettled securities transactions within the statement of cash flows and in the proper accounting periods. This control deficiency resulted in misstatements of operating, investing and financing cash flows resulting in the restatement of the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006.  Additionally, this control deficiency could result in misstatement of the consolidated statements of cash flows and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, in connection with the restatement of the Company’s Consolidated Statements of Cash Flows, described in Note 2 to the September 30, 2007 consolidated financial statements, and as a result of the material weakness described above, our CEO and our CFO have concluded that our disclosure controls and procedures are not effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting
The following changes were made to the Company’s internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	Management implemented additional oversight controls to review and approve the statement of cash flows, in particular a specific review of all potential non-cash items, and

•
Management also designed and executed procedural improvements to identify and monitor non-cash items, specifically unsettled trades, by changing the underlying statement of cash flow compilation processes.

Management's Plan to Remediate the Material Weakness in Internal Control Over Financial Reporting

Management has determined that the changes in internal control, noted above, are sufficiently designed to allow for the statement of cash flows and related disclosures to be accurately prepared and reported.  Accordingly, management will determine whether the material weakness is remediated in the future by monitoring the effectiveness of these newly implemented controls.

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at September 30, 2007 such litigation is not material to our financial position or results of operations.

ITEM 1A.                   RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.                   OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.

3 (a)(i)	–
Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.)(filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

3 (a)(ii)	–
Articles of Amendment effective May 9, 1994 to Articles of Incorporation of
SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(ii) to the Registrant’s Form 10-K for the year ended December 31, 1994, (commission file number 000-12247) and incorporated herein by reference).

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed June 28, 2006, and incorporated herein by reference).

*10(a)	–	Agreement and Plan of Merger, dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc.

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

**The certifications attached as Exhibit 32 accompany this quarterly Report on   **Form 10-Q and are “furnished” to the Commission pursuant to Section 906 of **the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for **purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2007

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: November 14, 2007

Exhibit Index

     Exhibit
    Number                                    Description

10(a)	Agreement and Plan of Merger, dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.