Form 10-K/A
period 2006-12-31
SOUTHSIDE BANCSHARES INC
filed 2007-11-15
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

Southside Bancshares, Inc. (the “Company”) hereby amends the Company’s Annual Report on the Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 2, 2007.

This amendment is being filed to reflect the restatement of the Company’s Consolidated Statement of Cash Flows, as discussed in Note 2 contained herein, and other information related to such restated financial information.  Except for Items 8 and 9A of Part II, and Item 15(a)1. of Part IV, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K/A and other cautionary statements set forth elsewhere in this report.

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

Southside Bancshares, Inc., primarily through Southside Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things. Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 - Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

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

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank and certain non-bank subsidiaries may pay to Southside Bancshares, Inc. Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock. The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 - Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

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

STOCK-BASED COMPENSATION PLANS

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2006, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K/A. Additional information regarding stock-based compensation plans is presented in Note 13 — Employee Benefits in the notes to consolidated financial statements located elsewhere in this report.

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

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 13 - Employee Benefits” to our consolidated financial statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans. In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2006. Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

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

Shareholders' equity at December 31, 2006 totaled $110.6 million compared to $109.3 million at December 31, 2005. The increase primarily reflects the net income recorded for the year ended December 31, 2006, and the increase in the common stock issued of $1.8 million as a result of our incentive stock option and dividend reinvestment plans. These increases more than offset an increase in the accumulated other comprehensive loss of $10.0 million and the payment of cash dividends to our shareholders of $5.7 million. The increase in accumulated other comprehensive loss is composed of an increase of $8.1 million, net of tax, related to the change in the unfunded status of our defined benefit plan and a $1.9 million, net of tax, unrealized loss on securities, net of reclassification adjustment. See “Note 4 - Comprehensive Income (Loss)” to our consolidated financial statements.

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

Retirement expense decreased $825,000, or 25.2%, for the year ended December 31, 2006, when compared to the same period in 2005, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006. Our actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005. Specifically, the assumed long-term rate of return was 7.875% and the assumed discount rate was 5.625%. We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future. If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase. On November 3, 2005, our board of directors approved amendments to the Plan which affected future participation in the Plan and reduced the accrual of future benefits. A summary of the amendments to the Plan are presented in “Note 13- Employee Benefits” to our consolidated financial statements

Health and life insurance expense increased $19,000, or 0.7%, for the year ended December 31, 2006, when compared to the same period in 2005 due to increased health claims expense in the last quarter of 2006. We have a self-insured health plan which is supplemented with stop loss insurance policies. Health insurance costs are rising nationwide and these costs may increase during 2007.

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

Net income for 2006 of $15.0 million was the major contributor to the increase in shareholders' equity at December 31, 2006 along with the issuance of $1.8 million in common stock (186,658 shares) through our incentive stock option and dividend reinvestment plans. Decreases to shareholders' equity consisted of an increase of $10.0 million in accumulated other comprehensive loss and $5.7 million in cash dividends paid. The increase in accumulated other comprehensive loss is composed of a $1.9 million, net of tax, unrealized loss on securities, net of reclassification adjustment (see “Note 4 - Comprehensive Income (Loss)”) and an increase of $8.1 million, net of tax, related to the change in the unfunded status of our defined benefit plans. During the first quarter of 2006, we issued a 5% stock dividend, which had no net effect on shareholders' equity. Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year. Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program. The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

(4)  We have deferred compensation agreements (the “agreements”) with seven officers totaling $3.8 million. Payments from the agreements are to commence at the time of retirement. As of December 31, 2006, $50,000 in payments had been made from such agreements. Of the seven officers included in the agreements, two were eligible for retirement at December 31, 2006 and one retired officer is currently receiving benefits. The remaining four officers are eligible at various dates after five years. The totals reflected under five years assume the two eligible officers retired at December 31, 2006. Additional information regarding executive compensation is incorporated into “Item 11. Executive Compensation” of this Annual Report on Form 10-K/A.

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

Background of Restatement

In the third quarter of 2007, we identified that certain cash flows from operating, investing and financing activities were incorrect in several of the Company's historical consolidated statements of cash flows which resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006 as more fully described in Note 2, to the consolidated financial statements included in this Annual Report on Form 10-K/A.  In reaching the conclusion that our disclosure controls and procedures and Management's Report on Internal Control Over Financial Reporting were not effective as of December 31, 2006, management considered the control deficiency related to the accurate presentation and disclosure of the statement of cash flows which resulted in the restatement of our consolidated financial statements for the periods noted above.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, in connection with the filing of this Annual Report on Form 10-K/A.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, in connection with the restatement of the Company's Consolidated Financial Statements, described in Note 2 to the December 31, 2006 consolidated financial statements, and as a result of the material weakness described below, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management's Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management identified the following material weakness in our internal control over financial reporting as of December 31, 2006:

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

In Management’s Report on Internal Control Over Financial Reporting included in our original annual report on Form 10-K for the year ended December 31, 2006, our management, concluded that we maintained effective internal control over financial reporting as of December 31, 2006.  Management subsequently concluded that the material weakness described above existed as of December 31, 2006.  As a result of the material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which is included in this Annual Report on Form 10-K/A.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

To remediate the material weakness described above and to enhance our internal control over financial reporting, management plans to supplement its existing cash flow controls with the following additional controls:
•	Management and oversight controls to review and approve the statement of cash flows, in particular non-cash items
•	Designing specific processes and controls to identify and monitor non-cash items, specifically unsettled trades

Changes in Internal Control Over Financial Reporting

There were no changes made to the Company’s internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

_____________
* Filed herewith.
** Compensation plan, benefit plan or employment contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

	BY:	/s/	LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial and
DATE: November 15, 2007			Accounting Officer)

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

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006, 2005 and 2004 consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

Internal control over financial reporting

Also, we have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the lack of effective controls relating to the accurate presentation and disclosure of cash flows, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment as of December 31, 2006: The Company did not maintain effective internal control over financial reporting relating to the accurate presentation and disclosure of cash flows in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective controls to accurately reflect the non-cash effects of unsettled securities transactions within the statement of cash flows and in the proper accounting periods. This control deficiency resulted in misstatements of operating, investing and financing cash flows resulting in the restatement of the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006.  Additionally, this control deficiency could result in misstatement of the consolidated statements of cash flows and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness. This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. However, management has subsequently determined that the material weakness described above existed as of December 31, 2006. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Southside Bancshares, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Southside Bancshares, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2007, except for the effect of the restatement discussed in Note 2 to its consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 15, 2007

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 17)

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

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:	Restated	Restated	Restated
Net income	$15,002	$14,592	$16,099
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,275	2,171	2,288
Amortization of premium	5,741	8,741	10,578
Accretion of discount and loan fees	(2,089)	(1,120)	(730)
Provision for loan losses	1,080	1,463	925
Stock compensation expense	27	-	-
Increase in interest receivable	(806)	(754)	(117)
Increase in other assets	(3,436)	(8,593)	(3,711)
Net change in deferred taxes	(292)	400	279
Increase in interest payable	931	1,056	332
Increase (decrease) in other liabilities	1,104	(303)	745
Decrease (increase) in loans held for sale	372	(517)	(445)
Gain on sale of securities available for sale	(743)	(228)	(2,759)
Gain on sale of assets	(1)	(66)	(49)
Loss (gain) on sale of other real estate owned	6	(12)	30
Net cash provided by operating activities	19,171	16,830	23,465

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	52,640	93,351	82,722
Proceeds from sales of mortgage-backed securities available for sale	75,354	106,400	111,533
Proceeds from maturities of investment securities available for sale	24,460	70,923	61,458
Proceeds from maturities of mortgage-backed securities available for sale	107,029	125,720	138,446
Proceeds from maturities of mortgage-backed securities held to maturity	35,806	27,266	14,335
Proceeds from redemption of FHLB stock	4,457	-	-
Purchases of investment securities available for sale	(55,155)	(151,280)	(131,785)
Purchases of investment securities held to maturity	(1,348)	-	-
Purchases of mortgage-backed securities available for sale	(237,001)	(359,007)	(402,724)
Purchases of mortgage-backed securities held to maturity	(41,282)	(9,538)	(8,864)
Purchases of FHLB stock and other investments	(1,346)	(2,788)	(3,149)
Net increase in loans	(81,248)	(58,944)	(36,248)
Purchases of premises and equipment	(1,306)	(5,456)	(1,994)
Proceeds from sales of premises and equipment	1	66	59
Proceeds from sales of repossessed assets	426	924	301
Proceeds from sales of other real estate owned	514	225	397
Net cash used in investing activities	(117,999)	(162,138)	(175,513)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)
	Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES:	Restated	Restated	Restated
Net increase in demand and savings accounts	38,864	98,547	70,697
Net increase (decrease) in certificates of deposit	132,636	71,277	(2,240)
Net increase (decrease) in federal funds purchased	3,275	(6,100)	4,975
Proceeds from FHLB advances	7,456,291	3,995,852	1,498,631
Repayment of FHLB advances	(7,525,355)	(4,004,737)	(1,413,745)
Tax benefit of incentive stock options	252	629	489
Proceeds from the issuance of common stock	1,750	2,048	1,602
Purchase of common stock	-	(4,997)	(1,309)
Dividends paid	(5,702)	(5,214)	(4,443)
Net cash provided by financing activities	102,011	147,305	154,657

Net increase in cash and cash equivalents	3,183	1,997	2,609
Cash and cash equivalents at beginning of year	51,829	49,832	47,223
Cash and cash equivalents at end of year	$55,012	$51,829	$49,832

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$54,353	$37,365	$27,275
Income taxes paid	$3,450	$2,700	$3,400

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$1,220	$1,037	$739
Transfer of available for sale securities to held to maturity securities	$-	$-	$241,417
Adjustment to initially apply SFAS 158	$6,276	$-	$-
Minimum pension plan liability adjustment	$(451)	$(3,892)	$4,249
Payment of 5% stock dividend	$11,706	$11,042	$10,917
Unsettled trades to purchase securities	$-	$(7,533)	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

Basic and Diluted Earnings per Common Share. Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 3 - Earnings Per Share.”

Comprehensive Income. Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale and changes in the funded status of defined benefit retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 4 - Comprehensive Income (Loss).”

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

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We were required to recognize the funded status of our defined benefit plans in our financial statements for the year ended December 31, 2006. See “Note 13 - Employee Benefits” for additional information related to these plans. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for our consolidated financial statements beginning with the year ended after December 31, 2008. We currently use December 31 as the measurement date for our defined benefit plans.

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

2.	RESTATEMENT OF THE STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company has concluded that certain cash flows from operating, investing and financing activities were incorrect in several of the Company’s historical Consolidated Statement of Cash Flows. Management is amending its Form 10-K for the year ended December 31, 2006, to restate the Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004. In addition, the Company intends to amend its Form 10-Qs for the first and second quarters of 2007 to restate the Consolidated Statement of Cash Flows for the interim 2006 periods contained therein.

The restatements for the periods described above were caused by the lack of a non-cash adjustment that should have been reflected in the Company's Consolidated Statement of Cash Flows in accordance with Statement of Financial Accounting Standard No. 95, Statement of Cash Flows.  Securities and brokered deposit trades generally settle in cash several days after the contractual trade date, although generally accepted accounting principles require us to recognize trades as of the trade date.  In the accounting periods being restated, the Company failed to recognize those trades that were between the trade date and settlement date, and therefore had not yet been consummated in the exchange of cash.  These unsettled trades historically had been reflected in the Company's Consolidated Statement of Cash Flows as actual cash flows from operating activities, with corresponding activity in cash flows from investing activities for the unsettled securities trades, and a corresponding activity in cash flows from financing activities for the unsettled brokered deposit trades.  These unsettled trades should have instead been reflected as non-cash adjustments and reported in the Supplemental Disclosures of Noncash Investing and Financing Activities.

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

For the years ended December 31, 2006, 2005, and 2004, there were no adjustments required to be made to cash flows from financing activities as originally reported. The table below reflects the changes made to the Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004 to appropriately reflect the impact of unsettled securities transactions that occurred during the years then ended:

	For the Year Ended December 31, 2006
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

Increase (decrease) in other liabilities	$(6,429)	$7,533	$1,104
Net cash provided by operating activities	11,638	7,533	19,171

Purchases of mortgage-backed securities held to maturity	(33,749)	(7,533)	(41,282)
Net cash used in investing activities	(110,466)	(7,533)	(117,999)

	For the Year Ended December 31, 2005
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

Increase (decrease) in other liabilities	$7,230	$(7,533)	$(303)
Net cash provided by operating activities	24,363	(7,533)	16,830

Purchases of mortgage-backed securities held to maturity	(17,071)	7,533	(9,538)
Net cash used in investing activities	(169,671)	7,533	(162,138)

Supplemental disclosures of noncash investing and financing activities:
Unsettled trades to purchase securities	–	(7,533)	(7,533)

	For the Year Ended December 31, 2004
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

Increase (decrease) in other liabilities	$(978)	$1,723	$745
Net cash provided by operating activities	21,742	1,723	23,465

Purchases of investment securities available for sale	(131,198)	(587)	(131,785)
Purchases of mortgage-backed securities available for sale	(401,588)	(1,136)	(402,724)
Net cash used in investing activities	(173,790)	(1,723)	(175,513)

3.	EARNINGS PER SHARE

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

The components of other comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income” (“SFAS 130”) are as follows (in thousands):

	Year Ended December 31, 2006
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,110)	$717	$(1,393)
Less: reclassification adjustment for gains realized in net income	743	(253)	490
Net unrealized losses	(2,853)	970	(1,883)
Minimum pension liability adjustment	451	(153)	298

Other comprehensive loss	$(2,402)	$817	$(1,585)

	Year Ended December 31, 2005
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,399)	$2,515	$(4,884)
Less: reclassification adjustment for gains realized in net income	228	(78)	150
Net unrealized losses	(7,627)	2,593	(5,034)
Minimum pension liability adjustment	3,892	(1,323)	2,569

Other comprehensive loss	$(3,735)	$1,270	$(2,465)

	Year Ended December 31, 2004
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,306)	$1,804	$(3,502)
Less: reclassification adjustment for gains realized in net income	2,759	(938)	1,821
Net unrealized losses	(8,065)	2,742	(5,323)
Minimum pension liability adjustment	(4,249)	1,445	(2,804)

Other comprehensive loss	$(12,314)	$4,187	$(8,127)

The components of accumulated other comprehensive loss as of December 31, 2006 and 2005, are reflected in the table below (in thousands):

	Years Ended December 31,
	2006	2005

Unrealized losses on AFS securities	$(5,855)	$(3,972)
Net unfunded liability for defined benefit plans	(8,669)	(537)

Total	$(14,524)	$(4,509)

5.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank. The reserve balances were $250,000 as of December 31, 2006 and 2005.

6.	SECURITIES

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

8.	BANK PREMISES AND EQUIPMENT

	December 31, 2006	December 31, 2005
	(in thousands)

Bank premises	$40,323	$39,887
Furniture and equipment	15,998	15,165
	56,321	55,052
Less: accumulated depreciation	23,680	21,442
Total	$32,641	$33,610

Depreciation expense was $2.3 million, $2.2 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

9.	OTHER REAL ESTATE OWNED

For the years ended December 31, 2006, 2005 and 2004, we did not have an allowance for losses on OREO.

For the years ended December 31, 2006 and 2005, the total of OREO was $351,000 and $145,000, respectively. OREO is reflected in other assets in our consolidated balance sheets.

For the years ended December 31, 2006, 2005 and 2004, OREO properties expense exceeded income by $143,000, $24,000 and $68,000, respectively.

10.	INTEREST BEARING DEPOSITS

	December 31, 2006	December 31, 2005
	(in thousands)

Savings deposits	$50,454	$48,835
Money market demand deposits	80,510	75,741
Platinum money market deposits	106,375	94,417
NOW demand deposits	195,380	190,092
Certificates and other time deposits of $100,000 or more	201,806	176,506
Certificates and other time deposits under $100,000	322,179	214,681

Total	$956,704	$800,272

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

12.	LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2006	2005
	(dollars in thousands)

FHLB advances
Balance at end of period	$129,379	$208,413
Weighted average interest rate during the period (1)	4.1%	3.6%
Interest rate at end of period	4.5%	3.8%

Long-term debt
Balance at end of period	$20,619	$20,619
Weighted average interest rate during the period (1)	8.0%	6.2%
Interest rate at end of period	8.3%	7.5%

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2006 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total
FHLB advances	$374	$126,465	$2,540	$-	$129,379
Long-term debt	-	-	-	20,619	20,619
Total long-term obligations	$374	$126,465	$2,540	$20,619	$149,998

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

14.	SHAREHOLDERS' EQUITY

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

16.	INCOME TAXES

The provisions for federal income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current tax provision	$8,582	$1,569	$5,118
Deferred tax (benefit) expense	(4,482)	1,724	(1,166)
Provision for tax expense charged to operations	$4,100	$3,293	$3,952

The components of the net deferred tax asset as of December 31, 2006 and 2005 are summarized below (in thousands):

	Assets	Liabilities
Writedowns on OREO	$71	$
Allowance for loan losses	2,446
Retirement and other benefit plans			(664)
Unrealized losses on securities available for sale	3,016
Premises and equipment			(312)
FHLB stock dividends			(1,136)
Alternative minimum tax credit	625
Unfunded status of defined benefit plan	4,466
Other	166
Gross deferred tax assets (liabilities)	10,790		(2,112)

Net deferred tax asset at December 31, 2006	$8,678

	Assets	Liabilities
Writedowns on OREO	$60	$
Allowance for loan losses	2,411
Retirement and other benefit plans			(772)
Unrealized losses on securities available for sale	2,046
Premises and equipment			(435)
FHLB stock dividends			(2,195)
Alternative minimum tax credit	1,682
Minimum pension liability	276
Other	153
Gross deferred tax assets (liabilities)	6,628		(3,402)

Net deferred tax asset at December 31, 2005	$3,226

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$6,495	34.0%	$6,081	34.0%	$6,817	34.0%

Increase (Decrease) in Taxes from:

Tax Exempt Interest	(2,415)	(12.6%)	(2,808)	(15.7%)	(2,855)	(14.2%)

Other Net	20	0.1%	20	0.1%	(10)	(0.1%)

Provision for Tax Expense Charged to Operations	$4,100	21.5%	$3,293	18.4%	$3,952	19.7%

17.	OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

18.	SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

21.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows
(in thousands, except share amounts):

CONDENSED BALANCE SHEETS
ASSETS	December 31. 2006	December 31. 2005

Cash and due from banks	$4,433	$656
Investment in bank subsidiary at equity in underlying net assets	124,801	125,460
Investment in nonbank subsidiary at equity in underlying net assets	634	634
Other assets	1,382	3,174

TOTAL ASSETS	$131,250	$129,924

LIABILITIES

Long-term debt	$20,619	$20,619
Other liabilities	27	15

TOTAL LIABILITIES	20,646	20,634

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized:14,075,653 and 13,306,241 shares issued)	17,594	16,633
Paid-in capital	100,736	87,962
Retained earnings	29,648	32,054
Treasury stock (1,718,737 shares, at cost)	(22,850)	(22,850)
Accumulated other comprehensive loss	(14,524)	(4,509)

TOTAL SHAREHOLDERS' EQUITY	110,604	109,290

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,250	$129,924

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
INCOME	(in thousands)

Dividends from subsidiary	$7,600	$5,400	$9,000
Interest income	50	39	28
TOTAL INCOME	7,650	5,439	9,028

EXPENSE

Interest expense	1,681	1,305	923
Other	907	726	708
TOTAL EXPENSE	2,588	2,031	1,631

Income before federal income tax expense	5,062	3,408	7,397
Federal income tax benefit	863	677	545
Income before equity in undistributed earnings of subsidiaries	5,925	4,085	7,942
Equity in undistributed earnings of subsidiaries	9,077	10,507	8,157
NET INCOME	$15,002	$14,592	$16,099

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$15,002	$14,592	$16,099
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(9,077)	(10,507)	(8,157)
Decrease (increase) in other assets	1,792	(2,008)	(258)
Increase (decrease) in other liabilities	12	(10)	(10)
Net cash provided by operating activities	7,729	2,067	7,674

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-	-

FINANCING ACTIVITIES:
Purchase of common stock	-	(4,997)	(1,309)
Proceeds from issuance of common stock	1,750	2,048	1,602
Dividends paid	(5,702)	(5,214)	(4,443)
Net cash used in financing activities	(3,952)	(8,163)	(4,150)

Net increase (decrease) in cash and cash equivalents	3,777	(6,096)	3,524
Cash and cash equivalents at beginning of year	656	6,752	3,228

Cash and cash equivalents at end of year	$4,433	$656	$6,752

22.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
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