Form 10-Q/A
period 2007-03-31
SOUTHSIDE BANCSHARES INC
filed 2007-11-16
CIK 705432

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

Explanatory Note

Southside Bancshares, Inc. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q/A for the three months ended March 31, 2007, originally filed with the Securities and Exchange Commission on May 9, 2007.

This amendment is being filed to reflect the restatement of the Company’s Consolidated Statement of Cash Flows, as discussed in Note 2 contained herein, and other information related to such restated financial information. Except for Items 1 and 4 of Part I, no other information included in the amended report on Form 10-Q/A, filed May 9, 2007, is amended by this Form 10-Q/A.

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

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$3,228			3,228			3,228
Other comprehensive loss, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 4)	(5,152)					(5,152)	(5,152)
Comprehensive loss	$(1,924)
Common stock issued (53,740 shares)		67	360				427
Stock compensation expense			7				7
Tax benefit of incentive stock options			15				15
Dividends paid on common stock				(1,279)			(1,279)
Stock dividend		728	10,978	(11,706)			–
Balance at March 31, 2006		$17,428	$99,322	$22,297	$(22,850)	$(9,661)	$106,536

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$3,763			3,763			3,763
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment (see Note 4)	2,138					2,138	2,138
Adjustment to net periodic benefit cost (see Note 4)	104					104	104
Comprehensive income	$6,005
Common stock issued (25,813 shares)		32	267				299
Stock compensation expense			7				7
Tax benefit of incentive stock options			2				2
Dividends paid on common stock				(1,361)			(1,361)
Balance at March 31, 2007		$17,626	$101,012	$32,050	$(22,850)	$(12,282)	$115,556

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2007	2006
		Restated
OPERATING ACTIVITIES:
Net income	$3,763	$3,228
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	540	558
Amortization of premium	1,253	1,602
Accretion of discount and loan fees	(808)	(483)
Provision for loan losses	117	281
Stock compensation expense	7	7
Decrease in interest receivable	642	139
Decrease in other assets	1,677	134
Net change in deferred taxes	(408)	(89)
(Decrease) increase in interest payable	(242)	162
Increase (decrease) in other liabilities	1,400	(608)
Decrease in loans held for sale	1,100	148
Gain on sale of available for sale securities	(429)	(123)
Gain on sale of assets	–	(1)
Loss on sale of other real estate owned	1	–
Net cash provided by operating activities	8,613	4,955

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	4,953	34,433
Proceeds from sales of mortgage-backed securities available for sale	50,684	30,651
Proceeds from maturities of investment securities available for sale	54,601	5,922
Proceeds from maturities of mortgage-backed securities available for sale	25,305	25,506
Proceeds from maturities of mortgage-backed securities held to maturity	10,066	7,078
Proceeds from redemption of Federal Home Loan Bank stock	5,501	–
Purchases of investment securities available for sale	(51,789)	(15,966)
Purchases of mortgage-backed securities available for sale	(21,650)	(98,458)
Purchases of mortgage-backed securities held to maturity	-	(7,533)
Purchases of Federal Home Loan Bank stock and other investments	(338)	(317)
Net increase in loans	(7,434)	(26,357)
Purchases of premises and equipment	(2,994)	(562)
Proceeds from sales of premises and equipment	–	1
Proceeds from sales of other real estate owned	322	–
Proceeds from sales of repossessed assets	125	59
Net cash provided by (used in) investing activities	67,352	(45,543)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2007	2006
FINANCING ACTIVITIES:		Restated
Net increase in demand and savings accounts	10,327	21,690
Net increase in certificates of deposit	16,462	50,585
Net (decrease) increase in federal funds purchased	(5,675)	11,375
Proceeds from FHLB Advances	1,793,395	1,448,600
Repayment of FHLB Advances	(1,891,312)	(1,490,105)
Tax benefit of incentive stock options	2	15
Proceeds from the issuance of common stock	299	427
Dividends paid	(1,361)	(1,279)
Net cash (used in) provided by financing activities	(77,863)	41,308

Net (decrease) increase in cash and cash equivalents	(1,898)	720
Cash and cash equivalents at beginning of period	55,012	51,829
Cash and cash equivalents at end of period	$53,114	$52,549

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$15,413	$11,838
Income taxes paid	500	500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$109	$144
Payment of 5% stock dividend	–	11,706
Adjustment to pension liability	(158)	–
Unsettled trades to issue brokered deposits	-	4,953

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

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K/A for the year ended December 31, 2006.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

2.  Restatement of the Statement of Cash Flows for the Three Months Ended March 31, 2006

On November 13, 2007, the Company filed a Form 8-K reporting that management concluded that certain cash flows from operating, investing and financing activities were incorrect in several of the Company’s historical Consolidated Statement of Cash Flows. Management amended its Form 10-K for the year ended December 31, 2006, to restate the Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

The table below reflects the changes made to the Statement of Cash Flows for the three months ended March 31, 2006, to appropriately reflect the impact of unsettled transactions that occurred during the three months then ended:

	For the three months ended March 31, 2006
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

(Increase) decrease in other assets	$(4,819)	$4,953	$134
(Decrease) increase in other liabilities	(8,141)	7,533	(608)
Net cash provided by (used in) operating activities	(7,531)	12,486	4,955

Purchases of mortgage-backed securities held to maturity	-	(7,533)	(7,533)
Net cash provided by (used in) investing activities	(38,010)	(7,533)	(45,543)

Net increase in certificates of deposit	55,538	(4,953)	50,585
Net cash (used in) provided by financing activities	46,261	(4,953)	41,308

Supplemental disclosures of noncash investing and financing activities:
Unsettled trades to issue brokered deposits	-	4,953	4,953

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

5.  Allowance for Probable Loan Losses

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2007 and 2006, are included in “Note 9 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Accounting Pronouncements

See “Note 8 - Accounting Pronouncements” in the Company’s financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Background of Restatement and Material Weakness in Internal Control Over Financial Reporting

In the third quarter of 2007 we identified that certain cash flows from operating, investing and financing activities were incorrect in several of the Company's historical Consolidated Statement of Cash Flows which resulted in the need to restate the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006 as more fully described in Note 2, to the consolidated financial statements included in this Form 10-Q/A.  The Company subsequently determined the following material weakness existed as of December 31, 2006 and through March 31, 2007:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal control over financial reporting relating to the accurate presentation and disclosure of cash flows in accordance with accounting principles generally accepted in the United States of America. Specifically, the Company did not maintain effective controls to accurately reflect the non-cash effects of unsettled securities transactions within the statement of cash flows and in the proper accounting periods. This control deficiency resulted in misstatements of operating, investing and financing cash flows resulting in the restatement of the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006.  Additionally, this control deficiency could result in misstatement of the consolidated statement of cash flows and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, in connection with the filing of the Quarterly Report on Form 10-Q/A.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, in connection with the restatement of the Company’s Consolidated Financial Statements, described in Note 2 to the March 31, 2007 consolidated financial statements, and as a result of the material weakness described above, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

No changes were made to the Company’s internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q/A and in Part I — "Item 1A Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A.

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

                         .
*  Filed herewith.
**The certifications attached as Exhibit 32 accompany this quarterly Report on Form 10-Q/A and are
“furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as
amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal
Financial and Accounting Officer)

DATE: November 15, 2007

Exhibit Index

     Exhibit
    Number                                Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002