Form 10-Q/A
period 2007-06-30
SOUTHSIDE BANCSHARES INC
filed 2007-11-16
CIK 705432

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
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

EXPLANATORY NOTE

Southside Bancshares, Inc. (the “Company”) hereby amends the Company’s Quarterly Report on the Form 10-Q for the six months ended June 30, 2007, originally filed with the Securities and Exchange Commission on August 6, 2007.

This amendment is being filed to reflect the restatement of the Company’s Consolidated Statement of Cash Flows, as discussed in Note 2 contained herein, and other information related to such restated financial information. Except for Items 1 and 4 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

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

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Compre-hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$6,771			6,771			6,771
Other comprehensive loss, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 4)	(9,167)					(9,167)	(9,167)
Comprehensive loss	$(2,396)
Common stock issued (94,803 shares)		119	714				833
Stock compensation expense			14				14
Tax benefit of incentive stock options			41				41
Dividends paid on common stock				(2,626)			(2,626)
Stock dividend		728	10,978	(11,706)			–
Balance at June 30, 2006		$17,480	$99,709	$24,493	$(22,850)	$(13,676)	$105,156

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$8,350			8,350			8,350
Other comprehensive income, net of tax
Unrealized losses on securities, net of
reclassification adjustment (see Note 4)	(1,533)					(1,533)	(1,533)
Adjustment to net periodic
benefit cost (see Note 4)	173					173	173
Comprehensive Income	$6,990
Common stock issued (108,634 shares)		137	788				925
Stock compensation expense			14				14
Tax benefit of incentive stock options			21				21
Dividends paid on common stock				(2,927)			(2,927)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			–
Balance at June 30, 2007		$18,507	$114,462	$21,392	$(22,983)	$(15,884)	$115,494

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2007	2006
		(Restated)
OPERATING ACTIVITIES:
Net income	$8,350	$6,771
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,085	1,132
Amortization of premium	2,445	3,066
Accretion of discount and loan fees	(1,314)	(929)
Provision for loan losses	334	729
Stock compensation expense	14	14
Decrease (increase) in interest receivable	189	(659)
Decrease in other assets	1,585	208
Net change in deferred taxes	(1,077)	(176)
(Decrease) increase in interest payable	(134)	338
(Decrease) increase in other liabilities	(434)	3,155
Increase in loans held for sale	(1,133)	(2,839)
Gain on sale of available for sale securities	(435)	(224)
Gain on sale of assets	–	(1)
Loss on sale of other real estate owned	1	–
Net cash provided by operating activities	9,476	10,585

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	4,953	39,197
Proceeds from sales of mortgage-backed securities available for sale	51,430	30,651
Proceeds from maturities of investment securities available for sale	57,891	14,175
Proceeds from maturities of mortgage-backed securities available for sale	50,874	53,060
Proceeds from maturities of mortgage-backed securities held to maturity	20,596	16,683
Proceeds from redemption of Federal Home Loan Bank stock	10,729	2,019
Purchases of investment securities available for sale	(51,789)	(23,027)
Purchases of investment securities held to maturity	–	(1,348)
Purchases of mortgage-backed securities available for sale	(60,474)	(157,067)
Purchases of mortgage-backed securities held to maturity	(2,180)	(41,282)
Purchases of Federal Home Loan Bank stock and other investments	(654)	(657)
Net increase in loans	(10,048)	(45,119)
Purchases of premises and equipment	(3,712)	(933)
Proceeds from sales of premises and equipment	–	1
Proceeds from sales of other real estate owned	334	45
Proceeds from sales of repossessed assets	191	185
Net cash provided by (used in) investing activities	68,141	(113,417)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2007	2006
FINANCING ACTIVITIES:		(Restated)
Net increase in demand and savings accounts	21,773	5,388
Net increase in certificates of deposit	31,944	78,801
Net (decrease) increase in federal funds purchased	(5,675)	10,600
Proceeds from FHLB Advances	2,786,999	3,608,804
Repayment of FHLB Advances	(2,909,400)	(3,603,261)
Tax benefit of incentive stock options	21	41
Purchases of common stock	(133)	–
Proceeds from the issuance of common stock	925	833
Dividends paid	(2,927)	(2,626)
Net cash (used in) provided by financing activities	(76,473)	98,580

Net increase (decrease) in cash and cash equivalents	1,144	(4,252)
Cash and cash equivalents at beginning of period	55,012	51,829
Cash and cash equivalents at end of period	$56,156	$47,577

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$29,624	$25,050
Income taxes paid	2,000	1,150

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$197	$957
Payment of 5% stock dividend	13,679	11,706
Adjustment to pension liability	(262)	–
Unsettled trades to purchase securities	(941)	–

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

2.  Restatement of the Statement of Cash Flows for the Six Months Ended June 30, 2006

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

For the six months ended June 30, 2006, there was no adjustment required to be made to cash flows from financing activities as originally reported. The table below reflects the changes made to the Statement of Cash Flows for the six months ended June 30, 2006, to appropriately reflect the impact of unsettled securities transactions that occurred during the six months then ended:

	For the six months ended June 30, 2006
	(in thousands)
	As Originally		As
	Reported	Adjustment	Restated

(Decrease) increase in other liabilities	$(4,378)	$7,533	$3,155
Net cash provided by operating activities	3,052	7,533	10,585

Purchases of mortgage-backed securities held to maturity	(33,749)	(7,533)	(41,282)
Net cash provided by (used) in investing activities	(105,884)	(7,533)	(113,417)

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

7.  Employee Benefit Plans

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

8.  Incentive Stock Options

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

9.  Accounting Pronouncements

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

10.  Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2007 and 2006, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Accounting Pronouncements

See “Note 9 - Accounting Pronouncements” in our financial statements included in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Background of Restatement and Material Weakness in Internal Control Over Financial Reporting

In the third quarter of 2007 we identified that certain cash flows from operating, investing and financing activities were incorrect in several of the Company's historical Consolidated Statement of Cash Flows which resulted in the need to restate the Company's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and each of the quarters of 2006 as more fully described in Note 2, to the consolidated financial statements included in this Form 10-Q/A.  The Company subsequently determined the following material weakness existed as of December 31, 2006 and through June 30, 2007:

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, in connection with the filing of the Quarterly Report on Form 10-Q/A.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, in connection with the restatement of the Company’s Consolidated Financial Statements, described in Note 2 to the June 30, 2007 consolidated financial statements, and as a result of the material weakness described above, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

No changes were made to the Company’s internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.                   RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q/A and in Part I — “Item 1A Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A.

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

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/LEE R. GIBSON
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