Form 10-K
period 2007-12-31
SOUTHSIDE BANCSHARES INC
filed 2008-03-06
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to  _____

Commission file number 0-12247

Southside Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-1848732
(State of incorporation)	(I.R.S. Employer Identification No.)

1201 S. Beckham Avenue, Tyler, Texas	75701
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (903) 531-7111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
COMMON STOCK, $1.25 PAR VALUE	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	NO	✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	NO	✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	✓	NO

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
Large accelerated filer [   ]                                                                Accelerated filer  [✓]                                                      Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	NO	✓

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 was $240,147,310.

As of February 15, 2008, 13,142,462 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 17, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “Fort Worth National Bank” refer to those entities, respectively, and the words “the Banks” refers to those entities collectively.  The word “SFG” refers to Southside Financial Group, LLC., of which Southside owns a 50% interest.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas and Southside Bancshares, Inc. acquired Fort Worth Bancshares, Inc., the bank holding company for Fort Worth National Bank, headquartered in Fort Worth, Texas.  Tyler has a metropolitan area population of approximately 195,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.  Fort Worth is the fifth largest city in Texas with a population of approximately 620,000.

At December 31, 2007, our total assets were $2.20 billion, total loans were $961.2 million, deposits were $1.53 billion, and shareholders’ equity was $132.3 million.  Our net income was $16.7 million and $15.0 million and fully diluted earnings per common share were $1.24 and $1.12 for the years ended December 31, 2007 and 2006, respectively.  We have paid a cash dividend every year since 1970.

We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and non-profit organizations in the communities we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

Our consumer loan services include 1-4 family residential mortgage loans, home equity loans, home improvement loans, automobile loans and other installment loans.  Commercial loan services include short-term working capital loans for inventory and accounts receivable, short and medium-term loans for equipment or other business capital expansion, commercial real estate loans and municipal loans.  We also offer construction loans for 1-4 family residential and commercial real estate.  During the third quarter we acquired a 50% ownership interest and 51% voting interest in SFG, a start-up company that purchases existing high yield automobile loan portfolios from lenders throughout the United States.

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2007, our trust department managed approximately $718 million of trust assets.

We and our subsidiaries are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”), and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits, and all other facets of our operations.

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

RECENT DEVELOPMENTS

On October 10, 2007, Southside completed the acquisition of Fort Worth Bancshares, Inc. and its wholly-owned subsidiaries, Fort Worth Bancorporation, Inc., Fort Worth National Bank and Magnolia Trust Company I.  Southside purchased all of the outstanding capital stock of Fort Worth Bancshares, Inc. for approximately $37 million.  Fort Worth National Bank operates two banking offices in Fort Worth, one banking office in Arlington and a loan production office in Austin.  At the time of purchase, Fort Worth National Bank had approximately $124 million in total assets, $105 million in loans and $103 million in deposits.  Southside retained many of the key employees of Fort Worth National Bank, and continues to operate Fort Worth National Bank as a separate depository institution under its existing charter.

On August 8, 2007, Southside acquired a 50% ownership interest, through a subsidiary of Southside Bank, in Southside Financial Group, LLC.  SFG is engaged in the business of purchasing high-yield portfolios of automobile loans on a basis from lenders across the United States.  SFG has retained a management team with extensive experience in the automobile loan industry.  Southside Bank’s initial capital contribution to SFG was $500,000.

MARKET AREA

We consider our primary market area to be all of Smith, Gregg, Tarrant, Travis, Cherokee, Anderson, Kaufman, Henderson and Wood Counties in Texas, and to a lesser extent, portions of adjoining counties.  During 2007, we acquired Fort Worth National Bank, which operates with two branches in Fort Worth, one branch in Arlington and a loan production office in Austin.  In addition, we opened a full service grocery store branch in Hawkins in Wood County, as well as our sixth full service grocery store branch in our largest market area, the city of Tyler, in Smith County.  Our expectation is that our presence in all of the market areas we serve will continue to grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully.

The principal economic activities in our market areas include retail, distribution, manufacturing, medical services, education and oil and gas industries.  Additionally, the industry base includes conventions and tourism, as well as retirement relocation.  These economic activities support a growing regional system of medical service, retail and education centers.  Tyler, Longview, Fort Worth, Austin and Arlington are home to several nationally recognized health care systems that represent all major specialties.

We serve our markets through 44 branch locations, 18 of which are located in grocery stores.  The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth and Arlington.  Our television and radio advertising has extended into most of our East Texas market areas for several years, providing us name recognition throughout Smith, Gregg and Cherokee counties along with portions of Anderson and Henderson counties.  We anticipate that continued advertising combined with strategically placed branches should expand our name recognition in this part of the state.  Fort Worth National Bank is a well recognized name in the Fort Worth and Arlington markets.

We also maintain eight motor bank facilities.  Our customers may also access various banking services through our 45 automatic teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last ten to fifteen years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  During 2007, we believe our market areas have been realatively resilient and we have not experinced the effects of the housing led slowdown that impacted other regions of the United States.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2007, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas.  Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to increase.

EMPLOYEES

At February 15, 2008, we employed approximately 530 full time equivalent persons.  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2007, were as follows:

B. G. Hartley (Age 78), Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. since 1983.  He also serves as Chairman of the Board and Chief Executive Officer of Southside Bank, having served in these capacities since Southside Bank's inception in 1960.

Sam Dawson (Age 60), President, Secretary and Director of Southside Bancshares, Inc. since 1998.  He also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 75), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 56), Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 51), Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and of Southside Bank in 1984.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  Consequently, our growth and earnings performance can be affected not only by decisions of management and national and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental authorities.  For bank holding companies, Texas state-chartered banks, and national banks, these authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Texas Department of Banking (“TDB”), the Office of the Comptroller of the Currency (“OCC”), United States Department of Treasury (the “Treasury Department”), the Internal Revenue Service and state taxing authorities.

The primary goals of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry.  The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, our depositors and the public, rather than our shareholders and creditors.  The following summarizes certain of the more important relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Holding Company Regulation

The Bank Holding Company Act.  As bank holding companies under the Bank Holding Company Act of 1956 (“BHCA”), as amended, Southside Bancshares, Inc. and its wholly-owned subsidiary, Southside Delaware Financial Corporation, Fort Worth Bancshares, Inc. and Fort Worth Bancorporation, Inc. (collectively, the “Holding Companies”) are registered with and subject to regulation by the Federal Reserve.  The Holding Companies are required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Holding Companies.

The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company.  The BHCA also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries that are engaged in businesses that are closely related to banking or that own or control more than five percent of the voting shares of any company that is not a bank or otherwise engaged in businesses that are closely related to banking.  The Federal Reserve has deemed limited activities (such as leasing, consumer and commercial finance, certain financial consulting activities and certain securities brokerage activities) to be closely related to banking and therefore permissible for a bank holding company.

The Bank Holding Company Act restricts the extension of credit to any bank holding company or non-banking subsidiary by a subsidiary bank.  A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.  Bank anti-tying regulations are discussed in greater detail below.

Traditionally, the activities of bank holding companies had been limited to the business of banking and activities closely related or incidental to banking.  The Gramm-Leach-Bliley Act (“GLBA”), which became effective on March 11, 2000, amended the Bank Holding Company Act and removed certain legal barriers separating the conduct of various types of financial services businesses.  In addition, GLBA substantially revamped the regulatory scheme within which financial institutions operate.

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

A bank holding company may become a financial holding company under GLBA if each of its subsidiary banks is “well capitalized” under the FDIC Improvement Act prompt corrective action provisions, is “well managed” and has at least a “satisfactory” rating under the Community Reinvestment Act.  In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company elects to become a financial holding company.  A bank holding company that falls out of compliance with these requirements may be required to cease engaging in certain of its activities.

Under GLBA, the Federal Reserve serves as the primary regulator of financial holding companies, with supervisory authority over the parent company and limited authority over its subsidiaries.  Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators.  As noted, none of the Holding Companies have elected to become a financial holding company and to conduct the broader activities permitted under GLBA.  However, there can be no assurance that they will not make such an election in the future.

In addition, GLBA also imposes additional restrictions and heightened obligations, including disclosure requirements, regarding private information collected by financial institutions.  The Holding Companies and their subsidiaries (including the Banks) are subject to these obligations.

Interstate Banking.  Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain age and deposit concentration limits.  In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities under sections 3 and 4 of the BHCA, the Federal Reserve considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.  In addition, Texas banking laws permit a bank holding company that owns stock of a bank located outside the State of Texas to acquire a bank or bank holding company located in Texas.  This type of acquisition may occur only if the Texas bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years.  In any event, a bank holding company may not own or control banks in Texas the deposits of which would exceed 20% of the total deposits of all federally-insured deposits in Texas.  Texas banking laws also would not prevent us from making bank acquisitions or establishing banks outside of the state of Texas.  We have no present plans to acquire or establish banks outside the State of Texas but have not eliminated the possibility of doing so.

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve, the OCC, and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, the Holding Companies and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.  The Federal Reserves also expects bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.

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

In addition, the Federal Reserve, the OCC and the FDIC have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of the Company and the Banks as of December 31, 2007, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Southside Bancshares, Inc.	Southside Bank	Fort Worth National Bank

Risk-based capital ratios:

Tier 1 Capital (1)	4.0%	6.0%	14.92%	15.50%	14.54%

Total risk-based capital (2)	8.0	10.0	17.02	16.41	15.51

Tier 1 leverage ratio (3)	4.0	5.0	7.73	7.67	13.13

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

(2)
The sum of Tier 1 capital, a qualifying portion of the allowance for credit losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

The federal banking agencies, including the OCC and the FDIC, are required to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure.  The Banks meet the criteria for “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements may also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice.  The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure or anticipated failure.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any such loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.

Dividends.  As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Holding Companies’ ability to pay cash dividends depends upon the cash dividends received from the Banks.  We must pay essentially all of our operating expenses from funds we receive from the Banks.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.  In general, the Federal Reserve discourages bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  We are also subject to certain restrictions on the payment of dividends as a result of the requirement that we maintain an adequate level of capital as described above and serve as a source of strength for our subsidiaries.

Change in Bank Control Act.  Under the Change in Bank Control Act (“CBCA”), persons who intend to acquire control of a bank holding company, either directly or indirectly, must give 60 days prior notice to the Federal Reserve.  “Control” would exist when an acquiring party directly or indirectly has control of at least 25% of our voting securities or the power to direct management or policies.  Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control or the power to vote at least 10% (but less than 25%) of our voting securities.

The Attorney General of the United States may, within 15 days after approval by the Federal Reserve Board of an acquisition under section 3 of the BHCA, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge a section 3 acquisition and the absence of a specific right of action to challenge section 4 or CBCA acquisitions do not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute knowing or reckless violations of laws or regulations, if those activities caused a substantial loss to a depository institution. These penalties can be as high as one million dollars for each day the activity continues.

Bank Regulation

Southside Bank is chartered under the laws of the State of Texas, is an “insured institution” and is a member of the FDIC’s Deposit Insurance Fund.  It is not a member of the Federal Reserve System.  As such, it is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision and regular examination by the TDB and the FDIC.  The TDB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations.  These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of Southside Bank.  Fort Worth National Bank is a national bank, and as such is subject to supervision, regulation and examination by the OCC.  The FDIC also has back-up enforcement authority over Fort Worth National Bank.  Ongoing supervision is provided through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations.  As a result, the scope of routine examinations of the Banks is rather extensive. To facilitate supervision, the Banks are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

Deposit Insurance.  The Banks’ deposits are generally insured up to $100,000 per depositor and up to $250,000 for certain retirement accounts by the FDIC’s Deposit Insurance Fund.  As insurer, the FDIC imposes deposit premiums and is authorized to conduct examinations and to require reporting.  The FDIC assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank.  The FDIC determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations.  For 2007, the minimum assessment rate is 5 basis points for the institutions the FDIC perceives to pose the least threat to the Deposit Insurance Fund, and 47 basis points for the highest risk institutions.    Our deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which we are assigned by the FDIC.  Any increase in insurance assessments could have an adverse effect on our earnings.

In addition to its role as insurer, the FDIC is the primary federal regulator of state-chartered banks, including Southside Bank, that are not members of a Federal Reserve Bank.  The FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered nonmember banks. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation of Southside Bank is intended primarily for the protection of depositors and the FDIC insurance funds.  With respect to Fort Worth National Bank, OCC approval is required prior to any merger or consolidation involving national banks, or the establishment or relocation of an office facility thereof.   OCC and FDIC supervision and regulation of Fort Worth National Bank is intended primarily for the protection of depositors and the FDIC insurance funds.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Banks) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

Activities and Investments of Insured State-Chartered and National Banks.  The activities and investments of national banks are limited to those set forth in the National Bank Act and in statutory interpretations of the OCC.  The FDIC generally limits the activities and equity investments of state nonmember banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  However, a state nonmember bank may seek FDIC approval to engage in activities that are not permissible for a national bank.

An insured state bank or a national bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary that engages in activities permissible for the parent bank, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

FDIC regulations implementing the Federal Deposit Insurance Act (“FDIA”) provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Loans-to-One-Borrower.  The maximum aggregate amount of loans that Southside Bank will be permitted to make under Texas law to any one borrower, including related entities, is 25% of Tier 1 capital.  The limit for Fort Worth National Bank under the National Bank Act is 15% of Total capital, plus an additional 10% for loans secured by readily marketable securities.

Regulation of Lending Activities.  Our loans are subject to numerous federal and state laws and regulations, including the Truth in Lending Act, the Federal Consumer Credit Protection Act, the Texas Finance Code, the Texas Deceptive Trade Practices Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Flood Disaster Protection Act.  Remedies to the borrower or consumer and penalties to us are provided if we fail to comply with these laws and regulations.  The scope and requirements of these laws and regulations have expanded significantly in recent years.  The Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) substantially amended the Fair Credit Reporting Act to impose new duties on institutions such as the Banks that furnish or receive information from credit reporting agencies.  The new duties relate primarily to situations in which a consumer could become the victim of an identity theft.  The FDIC and other federal agencies are still in the process of developing regulations implementing the FACTA provisions.

Brokered Deposits.  The Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification.  “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Anti-Tying Regulations.  Under the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof, or that the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Dividends.  All dividends paid by Southside Bank are paid to the Company, as sole indirect shareholder of Southside Bank, through Southside Delaware.  All dividends paid by Fort Worth National Bank are paid to the Company, as sole indirect shareholder of Fort Worth National Bank, through Fort Worth Bancorporation, Inc. and Fort Worth Bancshares, Inc.  Our general dividend policy is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations.  The dividend policies of the Banks are subject to the discretion of their respective boards of directors and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of Southside Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations.  We generally may not pay a dividend reducing our capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses.  The FDIC has the right to prohibit the payment of dividends by us where the payment is deemed to be an unsafe and unsound banking practice.  We are also prohibited from paying dividends that will reduce our capital below the “well-capitalized” level as defined by the FDIC, and as a general matter, prefer to maintain a strong capital position which necessarily limits the amount of dividends we are prepared to declare and pay.

The ability of Fort Worth National Bank to pay dividends is subject to similar restrictions.  Fort Worth National Bank may not, without prior OCC approval, pay a dividend that would exceed the sum of net income in calendar year to date plus retained net earnings of the immediately previous two years.  As a policy matter, the OCC prefers that national banks pay dividends solely out of net profits then on hand.

The exact amount of future dividends on the Banks will be a function of the profitability of the Banks in general (which cannot be accurately estimated or assured), applicable tax rates in effect from year to year and the discretion of their respective boards of directors.

In addition, FDIC regulations generally prohibits FDIC-insured depository institutions, such the Banks, from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The TDB, the OCC, and the FDIC will examine the Banks periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the DIF and for depositors and not for the protection of investors and shareholders.

Transactions with Affiliates. The Holding Companies are legal entities separate and distinct from the Banks and their other subsidiaries. Various legal limitations restrict the Banks from lending or otherwise advancing funds to the Holding Companies or their non-bank subsidiaries.  The Holding Companies and the Banks are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus; (ii) limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus; and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices.  The term "covered transaction" includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions.  Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral.  In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.  The Banks are also restricted in the loans that it may make to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.  Section 23B also prohibits a bank from purchasing low-quality assets from the bank’s affiliates, and requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities.

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

       Insider Loans.  Under Regulation O of the Federal Reserve, the Bank’s are restricted in the loans that they may make to their executive officers and directors, the executive officers and directors of Southside Bancshares, Inc., any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc., and certain entities affiliated with any such person.

Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC or the OCC, as applicable, determines that the Banks fail to meet any standards prescribed by the Guidelines, the agency may require the Bank in question to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC or the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Community Reinvestment Act.  Under the Community Reinvestment Act, we have a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of our entire community, including low- and moderate-income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit our discretion to develop the types of products and services that we believe are best suited to our particular community.  Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the FDIC and the OCC, the Banks’ primary federal regulators, using a lending test, an investment test, and a service test. The regulators also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.  On a periodic basis, the FDIC or the OCC, as applicable, is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating.  Our regulatory agencies will take that record into account in their evaluation of any application made by us for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a Community Reinvestment Act rating of at least satisfactory.  We were last examined for compliance with the Community Reinvestment Act on March 12, 2007 and received a rating of “outstanding.”

Consumer Regulation.  Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), and Truth-in-Lending Act (TILA).  These laws and regulations include provisions that:

•	limit the interest and other charges collected or contracted for by the Banks;

•	govern the Banks’ disclosures of credit terms to consumer borrowers;

•	require the Banks to provide information to enable the public and public officials to determine whether they are fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit the Banks from discriminating on the basis of race, creed or other prohibited factors when they make decisions to extend credit;

•
require that the Banks safeguard the personal nonpublic information of their customers, provide annual notices to consumers regarding the usage and sharing of such information, and limit disclosure of such information to third parties except under specific circumstances; and

•	govern the manner in which the Banks may collect consumer debts.

The deposit operations of the Banks are also subject to laws and regulations that:

•	require the Banks to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on the Banks to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts with the Banks and the rights and liabilities of customers who use automated teller machines and other electronic banking services.

USA PATRIOT Act/Anti-Money Laundering.  Following the events of September 11, 2001, President Bush, on October 26, 2001, signed into law the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “USA PATRIOT Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The USA PATRIOT Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.   Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs.  In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

Furthermore, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Banks are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, which was renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

Privacy and Data Security.  The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act.  The GLB Act also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information.  The Banks are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under federal law, the Company must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  States may adopt more extensive privacy protections.  The Banks and the Company are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

In 1994, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994.  That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws.  Texas law permits interstate branching in two manners, with certain exceptions.  First, a financial institution with its main office outside of Texas may establish a branch in the State of Texas by acquiring a financial institution located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition.  In addition, a financial institution with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the financial institution’s main office is located in a state that would permit Texas institutions to establish a branch on a de novo basis in that state.  These limitations apply to both of the Banks.

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

Enforcement Authority.  The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices.  These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports.  These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.  The FDIC and the OCC, respectively, are the appropriate regulatory agencies for Southside Bank and Fort Worth National Bank; the Federal Reserve is the appropriate regulatory agency for the Holding Companies.

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

All of the above laws and regulations add to the cost of our operations and thus have a negative impact on profitability.  It should be noted that there has been a tremendous expansion experienced in recent years by financial service providers that are not subject to the same rules and regulations as are applicable to the Holding Companies.  Management cannot predict what other legislation might be enacted or what other regulations might be adopted and the effects thereof on us.

    Usury Laws.  Texas usury laws limit the rate of interest that may be charged by state banks.  Certain federal laws provide a limited preemption of Texas usury laws.  The maximum rate of interest that we may charge on direct business loans under Texas law varies between 18% per annum and (i) 28% per annum for business and agricultural loans above $250,000 or (ii) 24% per annum for other direct loans.  Texas floating usury ceilings are tied to the 26-week United States Treasury Bill Auction rate.  Other ceilings apply to open-end credit card loans and dealer paper we purchase.  A federal statute removes interest ceilings under usury laws for our loans that are secured by first liens on residential real property.  These restrictions generally apply to both of the Banks.

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

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans.  Although we maintain credit policies and credit underwriting, monitoring and collection procedures that management believes are sufficient to manage these risks, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the successful implementation of our leverage strategy.

We implemented a leverage strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our leverage strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse market value changes to the investment and mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the leverage program.  If our leverage strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Leverage Strategy” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a continued downturn in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2007, approximately 56.8% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  We believe our markets have been relatively resilient and we have not experienced effects associated with these market trends; however, a continued decline in the credit markets generally could adversely effect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

We have a high concentration of loans directly related to the medical community in our market area, primarily in Smith and Gregg counties.  A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on the medical community.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.  However, changes in the amount the government pays the medical community through the various government health insurance programs could adversely impact the medical community, which in turn could result in higher default rates by borrowers in the medical industry.  Increased regulation of the medical community could also negatively impact profitability and cash flow in the medical community.  It is likely that, should there be any significant adverse impact to the medical community, our profitability and financial condition would also be adversely impacted.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we  provide banking and financial services to customers primarily in the Texas areas of Tyler, Longview, Lindale, Whitehouse, Chandler, Gresham, Athens, Palestine, Jacksonville, Bullard, Forney, Seven Points, Gun Barrel City, Fort Worth, Austin and Arlington.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of our competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Southside Bancshares, Inc., primarily through Southside Bank, Fort Worth National Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 15 – Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

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

From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business. In August, 2007, through a subsidiary of Southside Bank, we entered into a joint venture engaged in the purchase and sale of portfolios of automobile loans nationwide.  Although we have retained a management team with expertise in this industry, we cannot provide any assurance as to our ability to profitably operate this line of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We rely on dividends from our subsidiaries for most of our revenue.

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, Fort Worth National Bank, and certain non-bank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank or Fort Worth National Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank or Fort Worth National Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 15 – Shareholders’ Equity” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” which are located elsewhere in this report.

We may not be able to access capital on favorable terms, including cost of funds.

The availability and cost of funds may increase as a result of general economic condition, increased interest rates and competitive pressures.  If we are unable to obtain funds on terms that are favorable to us, we could be restricted in our ability to extend credit, and may not be able to obtain sufficient funds to support growth through branching or acquisition initiatives.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III.  This junior subordinated debenture matures in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of five year fixed rate converting to floating rate thereafter, junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures September 2037 and Trust V matures December 2037.  As part of the acquisition of Fort Worth Bancshares, Inc. on October 10, 2007, we assumed a $3.6 million floating rate junior subordinated debenture issued to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that matures in 2035.

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

Acquisitions and potential acquisitions may disrupt our business and dilute shareholder value.

During 2007, we completed the acquisition of Fort Worth Bancshares, Inc.  This was our first acquisition.  Aside from this acquisition, we occasionally investigate potential merger or acquisition partners that appear to be culturally similar, have experienced management and possess either significant or attractive market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.  Failure to integrate Fort Worth National Bank’s operations, personnel, policies and procedures into Southside’s could have a material and adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most activities we engage in can be intense, and we may not be able to hire people or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers will remain employed with the company.

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

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, defending claims is costly and diverts management’s attention, and if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception and products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

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

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume is low, and you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Any individual, acting alone or with other individuals, who is seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any acquisition.  Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended.  As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable.

RISKS ASSOCIATED WITH THE BANKING INDUSTRY

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank facility at 1015 South Jackson Street, Jacksonville, Texas;

•	Gun Barrel City main branch at 901 West Main, Gun Barrel City, Texas; and

•	42 ATM’s located throughout Smith, Gregg, Cherokee, Anderson and Henderson Counties.

Southside Bank currently operates full service banks in leased space in 18 grocery stores and two lending centers in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	six in Tyler, Texas;

•	Gresham loan production office at 16637 FM 2493, Tyler, Texas; and

•	Forney loan production office at 413 North McGraw, Forney, Texas.

Fort Worth National Bank owns and operates the following properties:

•	Arlington branch at 2831 W. Park Row, Arlington, Texas;

•	Fort Worth branch at 9516 Clifford Street, Fort Worth, Texas; and

•	3 ATM’s located in Fort Worth and Arlington, Texas.

Fort Worth National Bank currently operates its main branch and one lending center in leased office space in the following locations:

•	Main branch at 701 W. Magnolia, Fort Worth, Texas; and

•	Austin loan production office at 8200 N. Mopac, Ste. 130, Austin, Texas.

SFG currently operates its business in leased office space in the following location:

•	1600 E. Pioneer Parkway, Ste. 300, Arlington, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2007, there were no meetings, annual or special, of our shareholders.  No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol "SBSI."  The high/low prices shown below represent the daily weighted average prices on the NASDAQ Global Select Market for the period from January 1, 2006 to December 31, 2007.  During the second quarter of 2007 and the first quarter of 2006, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to stock splits and stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2007	$24.64-21.04	$22.51-21.11	$23.93-19.24	$23.74-18.72
December 31, 2006	$19.77-18.22	$21.49-18.12	$25.55-21.59	$26.18-23.44

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,100 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 15, 2008.

DIVIDENDS

Cash dividends declared and paid were $0.50 and $0.47 per share for the years ended December 31, 2007 and 2006, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2007, 2006 and 2005.  We have paid a cash dividend at least once every year since 1970.  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2007	$0.11	$0.12	$0.12	$0.15
December 31, 2006	$0.11	$0.11	$0.11	$0.14

STOCK-BASED COMPENSATION PLANS

    Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2007, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.  Additional information regarding stock-based compensation plans is presented in “Note 14 — Employee Benefit Plans" in the notes to consolidated financial statements located elsewhere in this report.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

During 2007, we did not approve any additional funding for our stock repurchase plan.  No common stock was purchased during the fourth quarter ended December 31, 2007.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Southside Bancshares, Inc.	100.00	133.89	177.37	168.33	229.87	196.58
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Southside Bancshares Peer Group*	100.00	137.24	160.09	168.91	187.11	156.29

*Southside Bancshares’ Peer Group includes the following Texas banks: Cullen/Frost Bankers, Inc., First Financial
Bankshares, Inc., International Bancshares Corporation, MetroCorp Bancshares, Inc., Prosperity Bancshares, Inc.,
Sterling Bancshares, Inc., Texas Capital Bancshares, Inc. and Franklin Bank Corp.

Source : SNL Financial LC, Charlottesville, VA

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2007.  This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$110,403	$100,303	$121,240	$133,535	$144,876

Mortgage-backed and Related Securities	$917,518	$869,326	$821,756	$720,533	$590,963

Loans, Net of Allowance for Loan Losses	$951,477	$751,954	$673,274	$617,077	$582,721

Total Assets	$2,196,322	$1,890,976	$1,783,462	$1,619,643	$1,454,952

Deposits	$1,530,491	$1,282,475	$1,110,813	$940,986	$872,529

Long-term Obligations	$146,558	$149,998	$229,032	$351,287	$272,694

Income Statement Data:

Interest & Deposit Service Income	$123,021	$112,434	$94,275	$80,793	$73,958

Net Income	$16,684	$15,002	$14,592	$16,099	$13,564

Per Share Data:

Net Income Per Common Share:

Basic	$1.28	$1.16	$1.15	$1.27	$1.24

Diluted	$1.24	$1.12	$1.10	$1.20	$1.05

Cash Dividends Paid Per Common Share	$0.50	$0.47	$0.46	$0.42	$0.36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2007, 2006, and 2005 and financial condition as of December 31, 2007 and 2006.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," "appear," "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," "plans," "potential," and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•	general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate;

•	legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged;

•	adverse changes in the status or financial condition of the government sponsored enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;

•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	unexpected outcomes of existing or new litigation involving us;

•	changes impacting the leverage strategy;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	the costs and effects of unanticipated litigation;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings; and

•	failure of assumptions underlying allowance for loan losses and other estimates.

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of loans or loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2007, our review of the loan portfolio indicated that a loan loss allowance of $9.8 million was adequate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or underlying value of the collateral where applicable.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. The fair value of Federal Home Loan Bank (“FHLB”) advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair values of other real estate owned (“OREO”) are typically determined based on appraisals by third parties, less estimated costs to sell and recorded at the lower of cost or fair value.  The fair value of the fixed rate long-term debt is estimated by discounting future cash flows using rates at which fixed rate long-term debt would be made to borrowers with similar credit ratings and for remaining maturities.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 14 – Employee Benefits” to our consolidated financial statements.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2007.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2007, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.25%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2007, our net income increased $1.7 million, or 11.2%, to $16.7 million, from $15.0 million for the same period in 2006.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense.  This increase in noninterest income was offset by noninterest expense due primarily to increases in salaries and employee benefits due to the acquisition of Fort Worth National Bank during the fourth quarter of 2007 and an interest in SFG in the third quarter of 2007.  Earnings per fully diluted share increased $0.12, or 10.7% to $1.24, for the year ended December 31, 2007, from $1.12 for the same period in 2006.

During the year ended December 31, 2006, our net income increased $410,000, or 2.8%, to $15.0 million, from $14.6 million for the same period in 2005.  The increase in net income was primarily attributable to the increase in noninterest income and decrease in the provision for loan losses.  This increase in noninterest income was offset by noninterest expense due primarily to increases in salaries and employee benefits due to normal payroll increases and staff increases due to branch expansion and the new regional lending initiative.  Earnings per fully diluted share were $1.12 and $1.10, respectively, for the years ended December 31, 2006 and 2005.

FINANCIAL CONDITION

    Our total assets increased $305.3 million, or 16.1%, to $2.20 billion at December 31, 2007 from $1.89 billion at December 31, 2006.  The increase was partially attributable to our acquisition of Fort Worth Bancshares, Inc. during October 2007.  Fort Worth Bancshares, Inc.’s total consolidated assets as of December 31, 2007 were $158.8 million.  The acquisition of Fort Worth Bancshares, Inc. and our interest in SFG contributed to our increase in loans of $202.1 million, or 26.6%, as compared to December 31, 2006.  Fort Worth National Bank loans acquired represented $105.6 million of the increase in loans.  SFG loans represented approximately $56 million of the increase in loans.  At December 31, 2007, loans were $961.2 million compared to $759.1 million at December 31, 2006.  Our securities portfolio also contributed to the increase by $53.7 million, or 5.4%, to $1.0 billion as compared to $996.1 million at December 31, 2006.  Our organic increase in loans and securities was funded by increases in deposits.

Our nonperforming assets at December 31, 2007 increased to $3.9 million, and represented 0.18% of total assets, compared to $2.1 million, or 0.11%, of total assets at December 31, 2006.  Nonaccruing loans increased to $2.9 million and the ratio of nonaccruing loans to total loans increased to 0.30% at December 31, 2007 as compared to $1.3 million and 0.18% at December 31, 2006.  Not including the $2.0 million increase in nonperforming assets attributable to the SFG automobile loans, nonperforming assets for Southside would have decreased by $148,000.  Approximately $265,000 of the nonaccrual loans at December 31, 2007, is one loan that has an average SBA guarantee of 75%.  OREO decreased to $153,000 at December 31, 2007 from $351,000 at December 31, 2006.  Loans 90 days past due at December 31, 2007 increased to $400,000 compared to $128,000 at December 31, 2006.  Repossessed assets increased to $255,000 at December 31, 2007 from $78,000 at December 31, 2006.  Restructured loans at December 31, 2007 increased slightly to $225,000 compared to $220,000 at December 31, 2006.

Our deposits increased $248.0 million to $1.53 billion at December 31, 2007 from $1.28 billion at December 31, 2006.  Fort Worth National Bank deposits acquired in the fourth quarter of 2007 represent $109.1 million of the increase.  The remaining $138.9 million increase was primarily due to branch expansion and increased market penetration.  Due to the increase in deposits during 2007, FHLB advances decreased $11.6 million to $440.0 million at December 31, 2007, from $451.6 million at December 31, 2006.  Short-term FHLB advances increased $31.6 million to $353.8 million at December 31, 2007 from $322.2 million at December 31, 2006.  Long-term FHLB advances decreased $43.1 million to $86.2 million at December 31, 2007 from $129.4 million at December 31, 2006.  Other borrowings at December 31, 2007 and 2006 totaled $69.8 million and $27.9 million, respectively, and at December 31, 2007 consisted of $9.5 million of short-term borrowings and $60.3 million of long-term debt.

The increase in long-term debt resulted from approximately $36.1 million of subordinated debentures issued to finance the acquisition of Fort Worth Bancshares, Inc. and approximately $3.6 million in subordinated debentures previously issued by Fort Worth Bancshares, Inc. and assumed in connection with the acquisition.

Assets under management in our trust department exceeded $700 million for the first time during 2007 and were approximately $718 million at December 31, 2007.

Shareholders' equity at December 31, 2007 totaled $132.3 million compared to $110.6 million at December 31, 2006.  The increase primarily reflects the net income of $16.7 million recorded for the year ended December 31, 2007, and the common stock issued of $1.6 million as a result of our incentive stock option and dividend reinvestment plans, a decrease in the accumulated other comprehensive loss of $9.8 million, all of which were partially offset by the payment of cash dividends to our shareholders of $6.5 million.  The decrease in accumulated other comprehensive loss is composed of an increase of $1.1 million, net of tax, related to the change in the unfunded status of our defined benefit plan and an $8.7 million, net of tax, unrealized gain on securities, net of reclassification adjustment.  See “Note 4 – Comprehensive Income (Loss)” to our consolidated financial statements.

During 2007 the economy in our market area appeared to reflect only slight effects of the housing led economic slowdown impacting other regions of the United States.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

LEVERAGE STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and issuing brokered CDs. These funds are invested primarily in agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in agency mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Item 1A.  Risk Factors – Risks Related to Our Business.”  During the first half of 2007, the interest rate yield curve was relatively flat to only slightly positively sloped.  During the second half of 2007, the Federal Reserve decreased the overnight fed funds rate by 100 basis points while at the same time short-term U. S. Treasury interest rates decreased more than long-term U. S. Treasury interest rates.  These changes during 2007 resulted in a positively sloped U. S. Treasury yield curve at December 31, 2007.  Our asset structure, net interest spread and net interest margin require an increase in the need to monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

The management of the securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the year ended December 31, 2007, credit and volatility spreads increased which, combined with the steeper yield curve, led to buying opportunities in agency mortgage-backed securities and to a lesser extent municipal securities.  While loan growth during the year was adequate, a majority of this growth did not occur until the last half of the year.  At December 31, 2007, the securities portfolio as a percentage of total assets decreased to 47.8% from 52.7% at December 31, 2006 primarily as a result of the Fort Worth National Bank acquisition.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by changes in our loan and deposit levels during the first quarter of 2008 as well as the availability of attractive investment opportunities.  During the year ended December 31, 2007, we increased our investment and mortgage-backed securities approximately $45.7 million as investment and mortgage-backed securities excluding the net unrealized gain on AFS securities increased from $976.3 million at December 31, 2006 to $1.0 billion at December 31, 2007.  Our leverage strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources we currently utilize.  Our FHLB borrowings at December 31, 2007 decreased 2.6%, or $11.6 million, to $440.0 million from $451.6 million at December 31, 2006 primarily as a result of an increase in deposits.  At December 31, 2007, our callable brokered CDs totaled $123.4 million.  During the year ended December 31, 2007, we did not issue any brokered CDs; however, our brokered CDs increased $9.5 million through the acquisition of Fort Worth National Bank.  The callable brokered CDs have maturities from approximately one to four years and have calls that we control, all of which are currently six months or less.  The $9.5 million of brokered CDs related to Fort Worth National Bank are not callable and have maturities of approximately one year.  As we integrate our funds management processes the banks will likely issue similar structures of brokered CDs when needed.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives by protecting Southside Bank with fixed rates should interest rates increase, while providing Southside Bank options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  Due to the significant decrease in interest rates, including brokered CD rates during the first quarter of 2008, we called approximately $91.3 million of our brokered CDs.  Based on current pricing, we anticipate replacing this long-term funding with long-term FHLB borrowings.  For the year ended December 31, 2007, the large increase in non-brokered deposits, partially associated with the Fort Worth National Bank acquisition, and the decrease in FHLB borrowings resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 49.6% at December 31, 2006, to 41.0% at December 31, 2007.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

NET INTEREST INCOME

Net interest income is one of the principal sources of a financial institution's earnings stream and represents the difference or spread between interest and fee income generated from interest earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates or interest rate yield curves, as well as repricing characteristics and volume and changes in the mix of interest earning assets and interest bearing liabilities, materially impact net interest income.

Net interest income for the year ended December 31, 2007 was $43.9 million, an increase of $2.2 million, or 5.3%, compared to the same period in 2006.  The overall increase in net interest income was primarily the result of increases in interest income from loans and a decrease in interest expense on short-term and long-term obligations that was partially offset by an increase in interest expense on deposits and a decrease in interest income from mortgage-backed and related securities and FHLB stock and other investments.  During the year ended December 31, 2007, total interest income increased $8.8 million, or 9.1%, from $97.0 million to $105.7 million.  The increase in total interest income was the result of an increase in average interest earning assets of $40.2 million, or 2.3%, from $1.75 billion to $1.79 billion, and the increase in average yield on average interest earning assets from 5.74% for the year ended December 31, 2006 to 6.10% for the year ended December 31, 2007.  Total interest expense increased $6.6 million, or 11.9%, to $61.9 million during the year ended December 31, 2007 as compared to $55.3 million during the same period in 2006.  The increase was attributable to an increase in the average yield on interest bearing liabilities for the year ended December 31, 2007, to 4.30% from 3.89% for the same period in 2006 and an increase in average interest bearing liabilities of $20.5 million, or 1.4%, from $1.42 billion to $1.44 billion.

Net interest income increased during 2007 as a result of increases in our average interest earning assets during 2007 when compared to 2006, and the increase in our net interest margin during the year ended December 31, 2007 to 2.64%, when compared to 2.57% for the same period in 2006.  The net interest spread decreased to 1.80% as compared to 1.85% for the same period in 2006.  The increase in our net interest margin reflects the volume changes combined with the rate changes.  The decrease in our net interest spread reflects an increase in the average short-term borrowing and long-term FHLB advances rates that exceeded the increase in the yields on the average earning assets.  Future changes in the interest rates or yield curve could influence our net interest margin and net interest spread during future quarters.  Future changes in interest rates could also impact prepayment speeds on our mortgage-backed securities, which could influence our net interest margin and net interest spread during future quarters.

During the year ended December 31, 2007, average loans increased $87.7 million, or 12.1% from $722.3 million to $809.9 million, compared to the same period in 2006.  The average yield on loans increased from 6.70% at December 31, 2006 to 7.16% at December 31, 2007.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio, the higher yielding automobile portfolios purchased during the second half of 2007 and the higher yielding Fort Worth National Bank loan portfolio acquired October 10, 2007.  Due to the competitive loan pricing environment, we anticipate that we may be required to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore profitability.  The increase in interest income on loans of $9.5 million, or 20.4%, resulted from the increase in average loans and the average yield on loans.

Average investment and mortgage-backed securities decreased $40.6 million, or 4.1%, from $989.1 million to $948.5 million, for the year ended December 31, 2007 when compared to the same period in 2006.  This decrease was attributable to the deleveraging strategy in place from June 2006 to June 2007.  Southside began to releverage the balance sheet during the second half of 2007.

The overall yield on average investment and mortgage-backed securities increased to 5.21% during the year ended December 31, 2007 from 5.06% during the same period in 2006.  Interest income on investment and mortgage-backed securities decreased $579,000 in 2007, or 1.2%, compared to 2006 due to the decrease in the average balances while partially offset by the increase in overall yield.  The increase in the average yield primarily reflects higher credit and swap spreads and decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with the reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher credit and swap spreads.  An overall housing slowdown nationwide during 2007 when compared to 2006 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  A return to a lower long-term interest rate level similar to that experienced during 2003 could impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $7.8 million, or 27.9%, to $20.2 million, for the year ended December 31, 2007, when compared to $28.0 million for 2006, primarily due to the average decrease in FHLB advances during 2007 when compared to 2006.  Interest income from our FHLB stock and other investments decreased $216,000, or 15.3%, during 2007, when compared to 2006, due to the decrease in average balance which was offset by the increase in average yield from 5.04% for the year ended December 31, 2006 compared to 5.91% for the same period in 2007.  Average federal funds sold and other interest earning assets increased $1.9 million, or 101.2%, to $3.7 million, for the year ended December 31, 2007, when compared to $1.8 million for 2006.  Interest income from federal funds sold and other interest earning assets increased $93,000, or 101.1%, for the year ended December 31, 2007, when compared to 2006, as a result of the increase in the average balance while the average yield remained at 5.00% for both 2006 and 2007.

During the year ended December 31, 2007, average loans increased while average securities decreased.  As a result, the mix of our average interest earning assets reflected an increase in average total loans as a percentage of total average interest earning assets compared to the prior year as loans averaged 45.6% during 2007 compared to 41.6% during 2006, a direct result of loan growth, including the acquisition of Fort Worth National Bank and the investment in SFG.  Average securities were 54.2% of average total interest earning assets and other interest earning asset categories averaged 0.2% for December 31, 2007.  During 2006, the comparable mix was 58.3% in securities and 0.1% in the other interest earning asset categories.

Total interest expense increased $6.6 million, or 11.9%, to $61.9 million during the year ended December 31, 2007 as compared to $55.3 million during the same period in 2006.  The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including an increase in deposits and FHLB advances of $20.5 million, or 1.4%, and an increase in the average yield on interest bearing liabilities from 3.89% for 2006 to 4.30% for the year ended December 31, 2007.

Average interest bearing deposits increased $163.7 million, or 18.9%, from $867.3 million to $1.03 billion, and the average rate paid increased from 3.54% for the year ended December 31, 2006 compared to 4.02% for the year ended December 31, 2007.  Average time deposits increased $97.4 million, or 20.9%, from $467.2 million to $564.6 million, and the average rate paid increased 51 basis points.  Of the average increase in time deposits, $42.1 million was attributable to the issuance of callable brokered CDs during 2006.  Average interest bearing demand deposits increased $64.9 million, or 18.6%, and the average rate paid increased 44 basis points.  Average savings deposits increased $1.3 million, or 2.6%, and the average rate paid increased three basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2007, increased $10.8 million, or 35.1%, when compared to the same period in 2006 due to the increase in the average balance and yield.  Average noninterest bearing demand deposits increased $14.5 million, or 4.6%, during 2007.  The latter three categories, which are considered the lowest cost deposits, comprised 58.5% of total average deposits during the year ended December 31, 2007 compared to 60.5% during 2006.  The increase in our average total deposits is the result of overall bank growth and branch expansion and the acquisition of Fort Worth National Bank.

During the year ended December 31, 2007, we did not issue brokered CDs; however, our brokered CDs increased $9.5 million through the acquisition of Fort Worth National Bank.  At December 31, 2007, $123.4 million of these brokered CDs had maturities from approximately one to four years and had calls that we control, all of which are currently six months or less.  The $9.5 million acquired through the Fort Worth National Bank transaction do not have calls and have a maturity of approximately one year.  At December 31, 2007, we had $132.9 million in brokered CDs that represented 8.7% of deposits compared to $123.5 million, or 9.6% of deposits, at December 31, 2006.  During 2006, we utilized long-term brokered CDs to a greater extent than long-term FHLB funding as the brokered CDs better matched overall ALCO objectives due to the calls we controlled.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

The following table sets forth our deposit averages by category for the years ended December 31, 2007, 2006 and 2005:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2007		2006		2005
	(dollars in thousands)
	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD

Noninterest Bearing Demand Deposits	$328,711	N/A	$314,241	N/A	$280,036	N/A
Interest Bearing Demand Deposits	414,293	3.17%	349,375	2.73%	313,815	1.74%
Savings Deposits	52,106	1.30%	50,764	1.27%	50,502	1.04%
Time Deposits	564,613	4.90%	467,174	4.39%	354,360	3.17%

Total Deposits	$1,359,723	3.05%	$1,181,554	2.60%	$998,713	1.72%

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $278.0 million, a decrease of $98.7 million, or 26.2%, for the year ended December 31, 2007 when compared to the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $3.3 million, or 19.8%, while the average rate paid increased 38 basis points to 4.77% for the year ended December 31, 2007, when compared to 4.39% for the same period in 2006.  The decrease in the interest expense was due to a decrease in the average balance which was more than offset the increase in the average yield for short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $59.7 million, or 38.5%, during the year ended December 31, 2007 to $95.3 million as compared to $155.0 million at December 31, 2006.  Interest expense associated with long-term FHLB advances decreased $2.0 million, or 31.7%, while the average rate paid increased 45 basis points to 4.57% for the year ended December 31, 2007 when compared to 4.12% for the same period in 2006.  The decrease in interest expense was due to a decrease in the average balance of long-term interest bearing liabilities that more than offset the increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debenture acquired in the purchase of Fort Worth Bancshares, Inc., was $35.8 million and $20.6 million for the years ended December 31, 2007 and 2006, respectively.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc., which occurred on October 10, 2007.  Interest expense increased $1.1 million, or 65.7%, to $2.8 million for the year ended December 31, 2007 when compared to $1.7 million for the same period in 2006 primarily as a result of the increase in the average balance during 2007 when compared to 2006.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Trust IV and the $12.9 million of long-term debentures issued to Southside Trust V have fixed rates of 6.518% and 7.48%, respectively, for a period of five years.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of Fort Worth Bancshares, Inc., adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2007, 2006 and 2005.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$809,906	$58,002	7.16%	$722,252	$48,397	6.70%	$657,938	$40,927	6.22%
Loans Held For Sale	3,657	191	5.22%	4,651	246	5.29%	4,469	212	4.74%
Securities:
Inv. Sec. (Taxable)(4)	52,171	2,580	4.95%	54,171	2,498	4.61%	51,431	1,978	3.85%
Inv. Sec. (Tax-Exempt)(3)(4)	43,486	3,065	7.05%	43,931	3,134	7.13%	66,023	4,696	7.11%
Mortgage-backed and related Sec.(4)	852,880	43,767	5.13%	891,015	44,401	4.98%	773,973	34,584	4.47%
Total Securities	948,537	49,412	5.21%	989,117	50,033	5.06%	891,427	41,258	4.63%
FHLB stock and other investments, at cost	20,179	1,193	5.91%	27,969	1,409	5.04%	28,099	1,032	3.67%
Interest Earning Deposits	769	41	5.33%	692	35	5.06%	644	24	3.73%
Federal Funds Sold	2,933	144	4.91%	1,148	57	4.97%	995	30	3.02%
Total Interest Earning Assets	1,785,981	108,983	6.10%	1,745,829	100,177	5.74%	1,583,572	83,483	5.27%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,724			42,906			42,280
Bank Premises and Equipment	35,746			33,298			31,504
Other Assets	51,968			42,716			45,625
Less: Allowance for Loan Loss	(7,697)			(7,231)			(6,945)
Total Assets	$1,908,722			$1,857,518			$1,696,036

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,289, $2,230 and $2,287 for the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $953, $995 and $1,515 for the years ended December 31, 2007, 2006 and 2005, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2007, 2006 and 2005, loans totaling $2,913, $1,333 and $1,731, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$52,106	$676	1.30%	$50,764	$645	1.27%	$50,502	$524	1.04%
Time Deposits	564,613	27,666	4.90%	467,174	20,516	4.39%	354,360	11,221	3.17%
Interest Bearing Demand Deposits	414,293	13,116	3.17%	349,375	9,529	2.73%	313,815	5,476	1.74%
Total Interest Bearing Deposits	1,031,012	41,458	4.02%	867,313	30,690	3.54%	718,677	17,221	2.40%
Short-term Interest Bearing Liabilities	278,002	13,263	4.77%	376,696	16,534	4.39%	282,283	9,892	3.50%
Long-term Interest Bearing Liabilities - FHLB	95,268	4,357	4.57%	154,983	6,379	4.12%	274,673	10,004	3.64%
Long-term Debt (5)	35,802	2,785	7.78%	20,619	1,681	8.04%	20,619	1,305	6.24%
Total Interest Bearing Liabilities	1,440,084	61,863	4.30%	1,419,611	55,284	3.89%	1,296,252	38,422	2.96%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	328,711			314,241			280,036
Other Liabilities	20,997			12,403			14,649
Total Liabilities	1,789,792			1,746,255			1,590,937

Minority Interest in SFG	151			–			–

SHAREHOLDERS' EQUITY	118,779			111,263			105,099
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,908,722			$1,857,518			$1,696,036

NET INTEREST INCOME		$47,120			$44,893			$45,061
NET YIELD ON AVERAGE EARNING ASSETS			2.64%			2.57%			2.85%

NET INTEREST SPREAD			1.80%			1.85%			2.31%

(5)
Represents junior subordinated debentures issued by us to Southside Statutory Trust III, IV and V in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities, Southside Statutory Trust IV of $22.5 million of trust preferred securities on August 8, 2007 and Southside Statutory Trust V of $12.5 million of Trust Preferred Securities on August 10, 2007 and junior subordinated debentures issued by Fort Worth Bancshares, Inc. to Magnolia Trust Company I in connection with the issuance by Magnolia Trust Company I of $3.5 million of trust preferred securities, which we assumed on October 10, 2007.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2007 Compared to 2006

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$6,131	$3,474	$9,605
Loans Held For Sale	(52)	(3)	(55)
Investment Securities (Taxable)	(85)	167	82
Investment Securities (Tax Exempt) (1)	(32)	(37)	(69)
Mortgage-backed Securities	(1,934)	1,300	(634)
FHLB stock and other investments	(434)	218	(216)
Interest Earning Deposits	4	2	6
Federal Funds Sold	88	(1)	87
Total Interest Income	3,686	5,120	8,806

INTEREST EXPENSE:
Savings Deposits	17	14	31
Time Deposits	4,598	2,552	7,150
Interest Bearing Demand Deposits	1,923	1,664	3,587
Short-term Interest Bearing Liabilities	(4,615)	1,344	(3,271)
Long-term FHLB Advances	(2,670)	648	(2,022)
Long-term Debt	1,184	(80)	1,104
Total Interest Expense	437	6,142	6,579
Net Interest Income	$3,249	$(1,022)	$2,227

	Years Ended December 31,
	2006 Compared to 2005

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$4,173	$3,297	$7,470
Loans Held For Sale	9	25	34
Investment Securities (Taxable)	110	410	520
Investment Securities (Tax Exempt) (1)	(1,576)	14	(1,562)
Mortgage-backed Securities	5,572	4,245	9,817
FHLB stock and other investments	(5)	382	377
Interest Earning Deposits	2	9	11
Federal Funds Sold	5	22	27
Total Interest Income	8,290	8,404	16,694

INTEREST EXPENSE:
Savings Deposits	3	118	121
Time Deposits	4,196	5,099	9,295
Interest Bearing Demand Deposits	679	3,374	4,053
Short-term Interest Bearing Liabilities	3,785	2,857	6,642
Long-term FHLB Advances	(4,796)	1,171	(3,625)
Long-term Debt	–	376	376
Total Interest Expense	3,867	12,995	16,862
Net Interest Income	$4,423	$(4,591)	$(168)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2007 was $2.4 million compared to $1.1 million for December 31, 2006.  Approximately $933,000 of this increase is related to the loans that were purchased by SFG during 2007.  Approximately $152,000 of this increase is provision expense of Fort Worth National Bank.  For the year ended December 31, 2007, net charge-offs of loans decreased $277,000, or 28.4%, to $700,000 when compared to $977,000 for the same period in 2006.

The decrease in net charge-offs for 2007 was due to a combination of an increase in total recoveries of $52,000 and a decrease in total charge-offs of $225,000.  Net charge-offs for commercial loans decreased $161,000 from 2006 primarily as a result of an overall decrease in charge-offs and increase in recoveries.  Net charge-offs for loans to individuals decreased $46,000 during 2007 due to an overall increase in recoveries and decrease in charge-offs when compared to 2006.

As of December 31, 2007, our review of the loan portfolio indicated that a loan loss allowance of $9.8 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2007 and the comparable year ended December 31, 2006 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2007	2006	Change
	(dollars in thousands)

Deposit services	$17,280	$15,482	11.6%
Gain on securities available for sale	897	743	20.7%
Gain on sale of loans	1,922	1,817	5.8%
Trust income	2,106	1,711	23.1%
Bank owned life insurance income	1,142	1,067	7.0%
Other	3,071	2,661	15.4%

Total noninterest income	$26,418	$23,481	12.5%
Total noninterest income for the year ended December 31, 2007 increased 12.5%, or $2.9 million, compared to 2006.  During the year ended December 31, 2007, we had a gain on AFS securities of $897,000 compared to $743,000 for the same period in 2006.  The market value of the AFS securities portfolio at December 31, 2007 was $837.5 million with a net unrealized gain on that date of $5.9 million.  The net unrealized gain is comprised of $8.7 million in unrealized gains and $2.8 million in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio and reduce alternative minimum tax.  During 2007, we primarily sold selected mortgage-backed securities where the risk reward profile had changed.  We recorded an impairment charge of $58,000 on $4.8 million of whole loan collateralized mortgage obligations ("CMOs") at December 31, 2007.  After the sale of these CMOs during January 2008, all of our remaining mortgage-backed securities are agency mortgage-backed securities ("MBSs").

Deposit services income increased $1.8 million, or 11.6%, for the year ended December 31, 2007, when compared to the same period in 2006, primarily as a result of increases in overdraft income, an increase in the number of deposit accounts and an increase in debit card income.

Trust income increased $395,000, or 23.1%, for the year ended December 31, 2007, when compared to the same period in 2006 due to growth experienced in our trust department.

Gain on sale of loans increased $105,000, or 5.8%, for the year ended December 31, 2007, when compared to the same period in 2006.  The increase was primarily due to an increase in premiums on student loans and the sale of non-accrual loans from a pool of automobile loans purchased by SFG which was partially offset by a decrease in the mortgage loans sold during 2007 when compared to 2006.

Bank owned life insurance (“BOLI”) income increased $75,000, or 7.0%, for the year ended December 31, 2007, when compared to the same period in 2006 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

Other noninterest income increased $410,000, or 15.4%, for the year ended December 31, 2007, when compared to the same period in 2006.  The increase was primarily a result of increases in brokerage services income, credit card fee income, and merchant banking income which was offset by decreases in other recoveries including a recovery of $150,000 received during the second quarter of 2006 that was related to a loss on a check during 2005.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2007 and 2006 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2007	2006	Change
	(dollars in thousands)

Salaries and employee benefits	$29,361	$28,275	3.8%
Occupancy expense	4,881	4,777	2.2%
Equipment expense	1,017	899	13.1%
Advertising, travel and entertainment	1,812	1,742	4.0%
ATM and debit card expense	1,006	955	5.3%
Director fees	605	587	3.1%
Supplies	692	637	8.6%
Professional fees	1,268	1,386	(8.5%)
Postage	662	618	7.1%
Telephone and communications	800	723	10.7%
Other	5,181	4,368	18.6%

Total noninterest expense	$47,285	$44,967	5.2%

Noninterest expense for the year ended December 31, 2007 increased $2.3 million, or 5.2%, when compared to the year ended December 31, 2006.  Salaries and employee benefits expense increased $1.1 million, or 3.8%, during the year ended December 31, 2007, when compared to the same period in 2006.  Direct salary expense and payroll taxes increased $1.2 million, or 5.1%, for the year ended December 31, 2007, when compared to the same period in 2006.  These increases were the result of the addition of SFG and acquisition of Fort Worth National Bank.

Retirement expense, included in salary and benefits, decreased $533,000, or 21.7%, for the year ended December 31, 2007, when compared to the same period in 2006, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006.  Our actuarial assumptions used to determine net periodic pension costs for 2007 included an assumed long-term rate of return of 7.50% and an assumed discount rate of 6.05%.  This compares to an assumed long-term rate of return of 7.875% and an assumed discount rate of 5.625% for 2006.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $436,000, or 16.6%, for the year ended December 31, 2007, when compared to the same period in 2006 due to increased health claims expense during 2007.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2008.

Equipment expense increased $118,000, or 13.1%, for the year ended December 31, 2007, compared to the same period in 2006 due primarily to various increases on equipment service contracts.

Telephone and communications expense increased $77,000, or 10.7%, for the year ended December 31, 2007, compared to the same period in 2006 primarily due to the opening of two de novo branch locations in 2007 and the capture of a full year of expenses of three locations added in 2006.  The addition of Fort Worth National Bank and SFG also contributed to the increase over last year.

Other expense increased $813,000, or 18.6%, for the year ended December 31, 2007, compared to the same period in 2006.  The increase occurred primarily due to increases in computer fees, bank analysis and exam fees, brokerage service expense, student loan origination and lender fee expense, FDIC insurance and the amortization expense related to the core deposit intangible that resulted from the acquisition during 2007.

INCOME TAXES

Pre-tax income for the year ended December 31, 2007 was $20.7 million compared to $19.1 million and $17.9 million for the years ended December 31, 2006 and 2005, respectively.

Income tax expense was $4.0 million for the year ended December 31, 2007 and represented a $124,000, or 3.0%, decrease from the year ended December 31, 2006.  The effective tax rate as a percentage of pre-tax income was 19.2% in 2007, 21.5% in 2006 and 18.4% in 2005.  The decrease in the effective tax rate and income tax expense for 2007 was due to a one-time state tax credit resulting from a change in Texas tax law related to the new margin tax during the quarter ended June 30, 2007.  The state tax credit was $779,000, which was partially offset by an increase in our estimated margin tax of $70,000, net of federal income tax.  Excluding the effect of the state tax credit and estimated margin tax, the effective rate for the year ended December 31, 2007 would have been 22.6%.

The remaining alternative minimum tax position reversed during 2007.  We will continue to review the appropriate level of tax free income so as to minimize any alternative minimum tax position in the future.

   COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

NET INTEREST INCOME

Net interest income for the year ended December 31, 2006 was $41.7 million, an increase of $409,000, or 1.0%, compared to the same period in 2005.  The overall increase in net interest income was primarily the result of increases in interest income from loans, mortgage-backed and related securities and taxable investment securities and a decrease in interest expense on long-term obligations which was partially offset by an increase in interest expense on deposits and short-term obligations.  During the year ended December 31, 2006, total interest income increased $17.3 million, or 21.7%, from $79.7 million to $97.0 million.  The increase in total interest income was the result of an increase in average interest earning assets of $162.3 million, or 10.2%, from $1.58 billion to $1.75 billion, and the increase in average yield on average interest earning assets from 5.27% for the year ended December 31, 2005 to 5.74% for the year ended December 31, 2006.  Total interest expense increased $16.9 million, or 43.9%, to $55.3 million during the year ended December 31, 2006 as compared to $38.4 million during the same period in 2005.  The increase was attributable to an increase in the average yield on interest bearing liabilities for the year ended December 31, 2006, to 3.89% from 2.96% for the same period in 2005 and an increase in average interest bearing liabilities of $123.4 million, or 9.5% from $1.30 billion to $1.42 billion.

Net interest income increased as a result of increases in our average interest earning assets during 2006 when compared to 2005, which more than offset the decrease in our net interest margin and spread during the year ended December 31, 2006 to 2.57% and 1.85%, respectively, when compared to 2.85% and 2.31%, respectively, for the same period in 2005.  The decreases in our net interest margin and spread were due primarily to the changing interest rate environment that began in mid-2004.  Since mid-2004, short-term interest rates have increased significantly while long-term interest rates have increased less.  This has caused our yield on our interest bearing liabilities to increase faster than the yield on our earning assets.  During 2006, our net interest income trend continued to gradually decline due to the net interest spread and margin decreases which more than offset the increase in average interest earning assets by the end of 2006, and resulted in a slight decrease in net interest income during the fourth quarter ended December 31, 2006, of $81,000, or 0.8%, when compared to the same period in 2005.  Future changes in the interest rate environment or yield curve could also influence our net interest margin and spread during future quarters.

During the year ended December 31, 2006, average loans, funded by the growth in average deposits, increased $64.3 million, or 9.8%, from $657.9 million to $722.3 million, compared to the same period in 2005.  The average yield on loans increased from 6.22% at December 31, 2005 to 6.70% at December 31, 2006.  The increase in the yield on loans was due to the overall increase in interest rates.  The rate at which loan yields increased were partially impacted by repricing characteristics of the loans, interest rates at the time the loans repriced, and the competitive loan pricing environment.  The increase in interest income on loans of $7.6 million, or 19.5%, was the result of an increase in average loans and the average yield on loans.

Average investment and mortgage-backed securities increased $97.7 million, or 11.0%, from $891.4 million to $989.1 million, for the year ended December 31, 2006 when compared to the same period in 2005.  This increase was funded by the increase in average deposits which included brokered CDs we issued.  The overall yield on average investment and mortgage-backed securities increased to 5.06% during the year ended December 31, 2006 from 4.63% during the same period in 2005.  Interest income on investment and mortgage-backed securities increased $9.3 million in 2006, or 23.4%, compared to 2005 due to the increase in the overall yield and average balances.  The increase in the average yield primarily reflects decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with the reinvestment of proceeds from lower-yielding matured securities into higher yielding securities due to the overall higher interest rate environment.  The higher overall interest rate environment during 2006 when compared to 2005 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  The decrease in prepayments on mortgage loans combined with a previous restructuring of the securities portfolio reduced overall amortization expense which contributed to the increase in interest income.

Average FHLB stock and other investments decreased $130,000, or 0.5%, to $28.0 million, for the year ended December 31, 2006, when compared to $28.1 million for 2005.  Interest income from our FHLB stock and other investments increased $377,000, or 36.5%, from $1.0 million to $1.4 million, during 2006, when compared to 2005, due to the increase in average yield from 3.67% for the year ended December 31, 2005 compared to 5.04% for the same period in 2006.  Average federal funds sold and other interest earning assets increased $201,000, or 12.3%, to $1.8 million, for the year ended December 31, 2006, when compared to $1.6 million for 2005.  Interest income from federal funds sold and other interest earning assets increased $38,000, or 70.4%, for the year ended December 31, 2006, when compared to 2005, as a result of the increase in the average balance and the average yield from 3.29% in 2005 to 5.00% in 2006, which was due to the higher average short-term interest rates.

During the year ended December 31, 2006, average securities increased more than average loans.  As a result, the mix of our average interest earning assets reflected a slight decrease in average total loans as a percentage of total average interest earning assets compared to the prior year as loans averaged 41.6% during 2006 compared to 41.8% during 2005, a direct result of securities growth exceeding loan growth.  Average securities were 58.3% of average total interest earning assets and other interest earning asset categories averaged 0.1% for December 31, 2006.  During 2005, the comparable mix was 58.1% in securities and 0.1% in the other interest earning asset categories.

Total interest expense increased $16.9 million, or 43.9%, to $55.3 million during the year ended December 31, 2006 as compared to $38.4 million during the same period in 2005.  The increase was primarily attributable to increased funding costs associated with an increase in average interest bearing liabilities, including deposits, brokered CDs and FHLB advances of $123.4 million, or 9.5%, from $1.30 billion to $1.42 billion, and an increase in the average yield on interest bearing liabilities from 2.96% for 2005 to 3.89% for the year ended December 31, 2006.

Average interest bearing deposits increased $148.6 million, or 20.7%, and the average rate paid increased from 2.40% for the year ended December 31, 2005 compared to 3.54% for the year ended December 31, 2006.  Average time deposits increased $112.8 million, or 31.8%, and the average rate paid increased 122 basis points from 3.17% to 4.39%.  The largest increase in average time deposits resulted from the issuance of callable brokered CDs.  Average interest bearing demand deposits increased $35.6 million, or 11.3%, from $313.8 million to $349.4 million, and the average rate paid increased 99 basis points.  Average savings deposits increased $262,000, or 0.5%, and the average rate paid increased 23 basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2006 increased $13.5 million, or 78.2%, from $17.2 million to $30.7 million, when compared to the same period in 2005 due to the increase in the average balance and yield.  Average noninterest bearing demand deposits increased $34.2 million, or 12.2%, from $280.0 million to $314.2 million, during 2006.  The latter three categories, which are considered the lowest cost deposits, comprised 60.5% of total average deposits during the year ended December 31, 2006 compared to 64.5% during 2005.  The increase in our average total deposits is the result of issuing callable brokered CDs, overall bank growth and branch expansion.

During the year ended December 31, 2006, we issued approximately $104 million of callable brokered CDs, net of discount, where we control numerous options to call the CDs before the final maturity date.  At December 31, 2006, these brokered CDs had maturities from 1.7 to five years and had calls that we controlled, all of which were six months or less.  At December 31, 2006, we had $123.5 million in brokered CDs that represented 9.6% of deposits compared to $19.8 million, or 1.8% of deposits, at December 31, 2005.  During 2006, we utilized long-term brokered CDs to a greater extent than long-term FHLB funding as the brokered CDs better matched overall ALCO objectives due to the calls we controlled.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased, were $376.7 million, an increase of $94.4 million, or 33.4%, for the year ended December 31, 2006 when compared to $282.3 million for the same period in 2005.  Interest expense associated with short-term interest bearing liabilities increased $6.6 million, or 67.1%, and the average rate paid increased 89 basis points to 4.39% for the year ended December 31, 2006, when compared to 3.50% for the same period in 2005.  The increase in the interest expense was due to an increase in the average balance and the average yield for short-term interest bearing liabilities.

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

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2006 and the comparable year ended December 31, 2005 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2006	2005	Change
	(dollars in thousands)

Deposit services	$15,482	$14,594	6.1%
Gain on securities available for sale	743	228	225.9%
Gain on sale of loans	1,817	1,807	0.6%
Trust income	1,711	1,422	20.3%
Bank owned life insurance income	1,067	951	12.2%
Other	2,661	2,246	18.5%

Total noninterest income	$23,481	$21,248	10.5%

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

BOLI income increased $116,000, or 12.2%, for the year ended December 31, 2006, when compared to the same period in 2005 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

Other noninterest income increased $415,000, or 18.5%, for the year ended December 31, 2006, when compared to the same period in 2005.  The increase was primarily a result of increases in brokerage services income, credit card fee income, merchant banking and Travelers Express income, and a recovery of $150,000 received during the second quarter of 2006 that was related to a loss on a check during 2005.  The increases were partially offset by a special distribution of $286,000 received during 2005 as a result of the merger of the Pulse EFT Association with Discover Financial Services.

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

Retirement expense decreased $825,000, or 25.2%, for the year ended December 31, 2006, when compared to the same period in 2005, primarily as a result of the amendments to the Plan in the fourth quarter of 2005 that became effective in 2006.  Our actuarial assumptions used to determine net periodic pension costs were reduced for 2006 when compared to 2005.  Specifically, the assumed long-term rate of return was 7.875% and the assumed discount rate was 5.625%.  On November 3, 2005, our board of directors approved amendments to the Plan which affected future participation in the Plan and reduced the accrual of future benefits.  A summary of the amendments to the Plan are presented in “Note 14 – Employee Benefits” to our consolidated financial statements.

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

Telephone and communications expense increased $130,000, or 21.9%, for the year ended December 31, 2006, compared to the same period in 2005, primarily due to the opening of four de novo branch locations since September 30, 2005 and the addition of disaster recovery communication capabilities at a separate branch facility.

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

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of December 31, 2007 increased $202.1 million, or 26.6%, and the average loan balance was up $87.7 million, or 12.1%, when compared to 2006.

Construction loans increased $56.8 million, or 143.4%, from December 31, 2006.  1-4 Family residential loans increased $10.5 million, or 4.6%, from December 31, 2006.  Other real estate loans increased $30.2 million, or 16.7%, from December 31, 2006 to December 31, 2007.  Commercial loans increased $35.2 million, or 29.6%, from December 31, 2006.  Loans to individuals increased $63.0 million, or 73.2%, from December 31, 2006.  Municipal loans as of December 31, 2007 increased $6.4 million, or 6.0%, from December 31, 2006.

The increase in real estate loans was due to our acquisition of Fort Worth National Bank, our expanding markets, economic growth in our existing market areas, the continued strong commitment to real estate lending and less refinancing of real estate loans on our books during 2007 when compared to 2006.  The increase in our commercial loans is reflective of our acquisition of Fort Worth National Bank, our expanding markets and economic growth in our market area.  The increase in loans to individuals reflects automobile loan portfolios purchased by SFG and to a much lesser extent, success in penetrating this competitive market in our market areas.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non affiliate related entities, for Southside Bank is 25% of Tier 1 capital and for Fort Worth National Bank is 15% of Total capital ..  Our legal lending limit at December 31, 2007, was approximately $37 million at Southside Bank and approximately $2.5 million at Fort Worth National Bank.  Our largest loan relationship at December 31, 2007 was approximately $15.0 million.

The average yield on loans for the year ended December 31, 2007, increased to 7.16% from 6.70% for the year ended December 31, 2006.  This increase was reflective of Fort Worth National Bank loans acquired, SFG loans, the repricing characteristics of the loans and interest rates at the time loans repriced.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals by category for the years presented:

	December 31,

	2007	2006	2005	2004	2003
	(in thousands)

Real Estate Loans:
Construction	$96,356	$39,588	$35,765	$32,877	$35,306
1-4 Family Residential	237,888	227,354	199,812	168,784	143,460
Other	211,280	181,047	162,147	153,998	144,668
Commercial Loans	154,171	118,962	91,456	80,808	76,432
Municipal Loans	112,523	106,155	109,003	103,963	96,135
Loans to Individuals	149,012	86,041	82,181	83,589	93,134

Total Loans	$961,230	$759,147	$680,364	$624,019	$589,135

For purposes of this discussion, our loans are divided into four categories:  Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  However, the amount of risk associated with this group of loans is mitigated in part due to the type of loans involved and geographic distribution.  At December 31, 2007, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $545.5 million in real estate loans, $237.9 million, or 43.6%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  We believe our markets have been relatively resilient and we have not experienced effects associated with these market trends; however, a continued decline in credit markets generally could adversely effect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other category consists of $205.1 million of commercial real estate loans, $3.3 million of loans secured by multifamily properties and $2.9 million of loans secured by farm land.  The Commercial Real Estate portion of Other will be discussed in more detail below.

1-4 Family Residential Mortgage Loans

Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences.  Substantially all of our 1-4 family residential mortgage originations are secured by properties located in our market area.  Historically, we have originated a portion of our residential mortgage loans for sale into the secondary market.  These loans are reflected on the balance sheet as loans held for sale.  These secondary market investors typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated.  We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues.  We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low.  In addition, many of the retained liabilities expire inside of one year from the date a loan is sold.  We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

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

We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2007, these loans totaled $66.8 million.  Under Texas law, these loans are capped at 80% of appraised value.

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

COMMERCIAL LOANS

Our commercial loans are diversified to meet most business needs.  Loan types include short-term working capital loans for inventory and accounts receivable and short and medium-term loans for equipment or other business capital expansion.  Management does not consider there to be any material concentration of risk in any one industry type, other than the medical industry.  Loans to borrowers in the medical industry include all loan types listed above for commercial loans.  Collateral for these loans varies depending on the type of loan and financial strength of the borrower.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.   The medical community represents a concentration of risk in our Commercial loan and Commercial Real Estate loan portfolio.  See “Item 1.  Business – Market Area.”  See “Item 1A. Risk Factors – We have a high concentration of loans directly related to the medical community in our market area, primarily in Smith and Gregg Counties.”  We believe that risk in the medical community is mitigated because it is spread among multiple practice types and multiple specialties.  Should the government change the amount it pays the medical community through the various government health insurance programs or if new government regulation impacts the profitability of the medical community, the medical community could be adversely impacted, which in turn could result in higher default rates by borrowers in the medical industry.

In our commercial loan underwriting, we assess the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases, are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2007 increased $6.4 million when compared to 2006.  At December 31, 2007, we had total loans to municipalities and school districts of $112.5 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of consumer loans outstanding are collateralized by titled equipment, primarily vehicles, which accounted for approximately $108.8 million, or 73.0%, of total loans to individuals at December 31, 2007.  Home equity loans, which are included in 1-4 family residential loans, have replaced some of the traditional loans to individuals.

In addition, we make loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.  Automobile loans purchased by SFG are also included in this category.  The total of SFG automobile loans included in loans to individuals at December 31, 2007 was $56.4 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration, credit scores and estimated collateral values to determine the risk inherent in each pool.

Management believes that the economy in our market areas appears to remain relatively resilient amidst the housing and credit market developments in other regions of the country.  Most of our loans to individuals are collateralized, which management believes should assist in limiting our exposure.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates.  The amounts of total loans outstanding at December 31, 2007, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One	After One but
	Year or	within Five	After Five
	Less*	Years	Years
	(in thousands)

Real Estate Loans – Construction	$68,511	$13,651	$14,194
Real Estate Loans – 1-4 Family Residential	58,006	75,885	103,997
Real Estate Loans – Other	58,966	64,184	88,130
Commercial Loans	86,021	61,866	6,284
Municipal Loans	7,263	21,468	83,792
Loans to Individuals	56,010	86,580	6,422
Total Loans	$334,777	$323,634	$302,819

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$365,340
	Interest Rates are Floating or Adjustable	$261,113

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $2.9 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2007 and 2006, these loans totaled $2.2 million and $2.6 million, or 1.6% and 2.3% of Shareholders' Equity, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of loans and loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2007, our review of the loan portfolio indicated that a loan loss allowance of $9.8 million was adequate to cover probable losses in the portfolio.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Average Net Loans Outstanding	$809,906	$722,252	$657,938	$604,658	$570,122

Balance of Allowance for Loan Losses at Beginning of Period	$7,193	$7,090	$6,942	$6,414	$6,195

Loan Charge-Offs:
Real Estate-Construction	–	–	–	–	(17)
Real Estate-1-4 Family Residential	(33)	(59)	(36)	(142)	(63)
Real Estate-Other	(7)	(18)	(53)	(3)	–
Commercial Loans	(95)	(245)	(438)	(375)	(693)
Loans to Individuals	(2,612)	(2,650)	(2,469)	(523)	(703)

Total Loan Charge-Offs	(2,747)	(2,972)	(2,996)	(1,043)	(1,476)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	–	–	–	–	–
Real Estate-1-4 Family Residential	30	7	20	–	–
Real Estate-Other	10	–	–	27	3
Commercial Loans	98	87	54	323	179
Loans to Individuals	1,909	1,901	1,607	296	304

Total Recovery of Loans Previously Charged-Off	2,047	1,995	1,681	646	486

Net Loan Charge-Offs	(700)	(977)	(1,315)	(397)	(990)

Allowance for Loan Losses Acquired	909	–	–	–	–

Provision for Loan Losses	2,351	1,080	1,463	925	1,209

Balance of Allowance for Loan Losses at End of Period	$9,753	$7,193	$7,090	$6,942	$6,414

Reserve for Unfunded Loan Commitments at Beginning of Period	$–	$–	$–	$–	$–
Provision for Losses on Unfunded Loan Commitments	50	–	–	–	–
Reserve for Unfunded Loan Commitments at End of Period	$50	$–	$–	$–	$–

Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.09%	0.14%	0.20%	0.07%	0.17%

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real Estate
Construction	$1,031	10.0%	$366	5.2%	$329	5.3%	$518	5.3%	$510	6.0%
1-4 Family Residential	1,313	24.8%	1,221	30.0%	1,101	29.4%	909	27.0%	906	24.3%
Other	2,594	22.0%	2,327	23.8%	2,397	23.8%	2,186	24.6%	1,798	24.6%
Commercial Loans	2,126	16.0%	1,536	15.7%	1,482	13.4%	1,485	13.0%	1,339	13.0%
Municipal Loans	277	11.7%	262	14.0%	269	16.0%	318	16.7%	238	16.3%
Loans to Individuals	2,391	15.5%	1,394	11.3%	1,498	12.1%	1,516	13.4%	1,622	15.8%
Unallocated	21	0.0%	87	0.0%	14	0.0%	10	0.0%	1	0.0%
Ending Balance	$9,753	100.0%	$7,193	100.0%	$7,090	100.0%	$6,942	100.0%	$6,414	100.0%

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

Total nonperforming assets at December 31, 2007 were $3.9 million, representing an increase of $1.8 million, or 87.0%, from $2.1 million at December 31, 2006.  OREO decreased $198,000, or 56.4%, to $153,000 from December 31, 2006 to December 31, 2007.  We are actively marketing all properties and none are being held for investment purposes.  From December 31, 2006 to December 31, 2007, nonaccrual loans increased $1.6 million, or 118.5%, to $2.9 million.  Of this total, 4.5% are residential real estate loans, 17.0% are commercial real estate loans, 5.4% are commercial loans, 72.7% are loans to individuals and 0.4% are construction loans.  Not including the $2.0 million increase in nonperforming assets attributable to the SFG automobile loans, nonperforming assets for Southside would have decreased by $148,000.  Restructured loans increased $5,000, or 2.3%, to $225,000.  Loans 90 days past due or more increased $272,000, or 212.5%, to $400,000 and include residential mortgage loans and loans to individuals.  Repossessed assets increased $177,000, or 226.9%, to $255,000.

The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS
	Years Ended December 31,

	2007	2006	2005	2004	2003
	(dollars in thousands)

Loans 90 Days Past Due:
Real Estate	$286	$64	$912	$785	$248
Loans to Individuals	114	64	33	22	20
Commercial	–	–	–	20	4
	400	128	945	827	272
Loans on Nonaccrual:
Real Estate	636	975	970	753	775
Loans to Individuals	2,119	262	381	432	354
Commercial	158	96	380	1,063	418
	2,913	1,333	1,731	2,248	1,547
Restructured Loans:
Real Estate	94	97	99	102	109
Loans to Individuals	120	105	127	85	97
Commercial	11	18	–	6	13
	225	220	226	193	219

Total Nonperforming Loans	3,538	1,681	2,902	3,268	2,038

Other Real Estate Owned	153	351	145	214	195
Repossessed Assets	255	78	10	41	48
Total Nonperforming Assets	$3,946	$2,110	$3,057	$3,523	$2,281

Percentage of Total Assets	0.18%	0.11%	0.17%	0.22%	0.16%

Percentage of Loans and Leases,
Net of Unearned Discount	0.41%	0.28%	0.45%	0.56%	0.39%

Nonperforming assets at December 31, 2007, as a percentage of total assets increased to 0.18% from the previous year and as a percentage of loans increased to 0.41%.  Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2007 in the opinion of management, we had $279,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS 114 (in thousands):

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$636	$92	$544
Loans to Individuals	2,230	396	1,834
Commercial Loans	170	65	105

Balance at December 31, 2007	$3,036	$553	$2,483

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$975	$102	$873
Loans to Individuals	357	109	248
Commercial Loans	114	14	100

Balance at December 31, 2007	$1,446	$225	$1,221

The balances of impaired loans included above with no valuation allowances were approximately $14,000 and $65,000 at December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $1,749,000 and $1,519,000, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $102,000, $113,000 and $80,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $231,000, $142,000 and $177,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005 we did not have an allowance for losses on OREO.

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

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2007, the securities portfolio as a percentage of total assets was 47.8% and was larger than loans, which were 43.8% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leverage Strategy.”

The following table sets forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2007, 2006 and 2005:

	December 31,
Available for Sale:	2007	2006	2005
	(in thousands)

Investment Securities:
U.S. Treasury	$4,886	$26,383	$23,770
Government Sponsored Enterprise Debentures	31,759	9,923	21,525
State and Political Subdivisions	66,244	55,135	68,339
Other Stocks and Bonds	7,039	7,511	7,606
Mortgage-backed Securities:
U.S. Government Agencies	89,720	71,399	69,732
Government Sponsored Enterprises	633,060	564,650	519,396
Other Private Issues	4,773	7,115	3,307
Total	$837,481	$742,116	$713,675

	December 31,
Held to Maturity:	2007	2006	2005
	(in thousands)

Investment Securities:
Other Stocks and Bonds	$475	$1,351	$–
Mortgage-backed Securities:
U.S. Government Agencies	25,965	30,788	35,400
Government Sponsored Enterprises	164,000	195,374	193,921
Total	$190,440	$227,513	$229,321

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

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio increased to $1.05 billion at December 31, 2007, compared to $996.1 million at December 31, 2006, an increase of $53.7 million, or 5.4%.  This is a result of an increase in mortgage-backed securities of $48.2 million, or 5.5%, during 2007 when compared to 2006.  Another change in our securities portfolio during 2007 included an $11.1 million, or 20.1%, increase in our ownership of securities issued by state and political subdivisions.  FHLB stock decreased $5.8 million, or 22.5%, due to stock buybacks by FHLB as our FHLB advances decreased.  The changes in U. S. Treasury and U. S. Government agency securities were related to collateral needs for public fund deposits.

During 2007, short-term interest rates increased while long-term interest rates increased less, creating an inverted yield curve.  We used this interest rate environment to reposition a portion of the securities portfolio in an attempt to slightly reduce the overall duration and minimize prepayment of premium mortgage-backed securities.  Higher coupon premium mortgage-backed securities were replaced as they prepaid with mortgage-backed securities that had characteristics which potentially might reduce the prepayment exposure.  Specific low selling yield or long duration municipal securities were sold due to the anticipated growth of our municipal loan portfolio and the amount of tax free income we can support without being subject to alternative minimum tax long-term.

The market value of the securities portfolio at December 31, 2007 was $1.03 billion, which represented a net unrealized gain as of that date of $5.9 million.  The net unrealized gain was comprised of $9.2 million in unrealized gains and $3.3 million of unrealized losses.  Management determined that $4.8 million of whole loan mortgage-backed securities, which represented the only non agency collateralized mortgage-backed securities, had an other-than-temporary impairment due to credit concerns at December 31, 2007.  The impairment charge recognized was $58,000 and is reflected in gain (loss) on securities available for sale.  To the best of management’s knowledge, none of the remaining securities in Southside’s investment and mortgage-backed securities portfolio at December 31, 2007 had an other-than-temporary impairment.  The market value of the AFS securities portfolio at December 31, 2007 was $837.5 million, which represented a net unrealized gain as of that date of $5.9 million.  The net unrealized gain was comprised of $8.7 million of unrealized gains and $2.8 million of unrealized losses.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored closely through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

There were no securities transferred from AFS to HTM during 2005, 2006 and 2007.  There were no sales from the HTM portfolio during the years ended December 31, 2007, 2006 or 2005.  There were $190.4 million and $227.5 million of securities classified as HTM for the years ended December 31, 2007 and 2006, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2007 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$4,886	3.75%	$–	–	$–	–	$–	–
Government Sponsored Enterprise Debentures	31,759	4.31%	–	–	–	–	–	–
State and Political Subdivisions	4,437	4.80%	11,922	6.38%	22,846	6.00%	27,039	6.66%
Other Stocks and Bonds	–	–	–	–	–	–	7,039	7.54%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	–	–	7,798	4.63%	81,922	5.65%
Government Sponsored Enterprises	221	4.13%	15,066	4.61%	108,884	5.05%	508,889	5.46%
Other Private Issues	–	–	–	–	–	–	4,773	5.48%

Total	$41,303	4.30%	$26,988	5.39%	$139,528	5.18%	$629,662	5.56%

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
Other Stocks and Bonds	$–	–	$–	–	$–	–	$475	6.78%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	–	–	2,004	4.54%	23,961	4.98%
Government Sponsored Enterprises	–	–	11,938	4.48%	102,915	4.78%	49,147	5.30%

Total	$–	–	$11,938	4.48%	$104,919	4.78%	$73,583	5.21%

At December 31, 2007, there were no holders of any one issuer, other than the U. S. government and its agencies in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $248.0 million, or 19.3%, in total deposits during 2007 provided us with funds for the growth in loans.  Deposits increased during 2007 primarily due to branch expansion, increased market penetration and the acquisition of Fort Worth National Bank which accounted for approximately $109.0 million of the increase.  Time deposits increased a total of $98.2 million, or 18.7%, during 2007 when compared to 2006.  Noninterest bearing demand deposits increased $31.3 million, or 9.6%, during 2007.  Interest bearing demand deposits increased $116.0 million, or 30.3%, and saving deposits increased $2.5 million, or 5.0%, during 2007.  The latter three categories, which are considered the lowest cost deposits, comprised 59.3% of total deposits at December 31, 2007 compared to 59.1% at December 31, 2006.

The following table sets forth deposits by category at December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Noninterest Bearing Demand Deposits	$357,083	$325,771	$310,541
Interest Bearing Demand Deposits	498,221	382,265	360,250
Savings Deposits	52,975	50,454	48,835
Time Deposits	622,212	523,985	391,187

Total Deposits	$1,530,491	$1,282,475	$1,110,813

During the year ended December 31, 2007, total time deposits of $100,000 or more increased $55.3 million, or 27.4% from December 31, 2006.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Time Certificates of Deposit	Other Time Deposits	Total	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)

Three months or less	$79,461	$21,000	$100,461	$48,529	$28,000	$76,529
Over three to six months	44,919	21,000	65,919	35,770	21,000	56,770
Over six to twelve months	46,458	7,000	53,458	38,534	7,000	45,534
Over twelve months	37,257	–	37,257	22,973	–	22,973

Total	$208,095	$49,000	$257,095	$145,806	$56,000	$201,806

At December 31, 2007, we had a total of $132.9 million in brokered CDs that represented 8.7% of our deposits.  During the year ended December 31, 2007, we did not issue any brokered CDs; however, our brokered CDs increased $9.5 million through the acquisition of Fort Worth National Bank.  We have used long-term brokered CDs more than long-term FHLB funding as the brokered CDs better matched overall ALCO objectives due to the calls we controlled.  These brokered CDs have maturities from approximately one to four years and are callable by Southside at any time in six months or less.  During the first quarter of 2008, due to the significant decrease in interest rates since December 31, 2007, we have called approximately $91.3 million of our brokered CDs.  At December 31, 2006, we had $123.5 million in brokered CDs and at December 31, 2005, we had $19.8 million in brokered CDs.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, increased $33.8 million, or 10.3%, during 2007 when compared to 2006.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$7,023	$5,675	$2,400
Average amount outstanding during the period (1)	4,519	8,727	6,485
Maximum amount outstanding during the period (3)	10,250	13,775	9,875
Weighted average interest rate during the period (2)	5.3%	5.2%	3.6%
Interest rate at end of period	4.7%	5.5%	4.3%

FHLB advances
Balance at end of period	$353,792	$322,241	$312,271
Average amount outstanding during the period (1)	272,711	367,068	274,689
Maximum amount outstanding during the period (3)	383,059	396,416	337,808
Weighted average interest rate during the period (2)	4.8%	4.4%	3.5%
Interest rate at end of period	4.1%	4.7%	3.7%

Other obligations
Balance at end of period	$2,500	$1,605	$2,174
Average amount outstanding during the period (1)	772	901	1,109
Maximum amount outstanding during the period (3)	2,500	2,500	2,500
Weighted average interest rate during the period (2)	5.0%	4.8%	3.0%
Interest rate at end of period	3.6%	5.0%	4.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Long-term obligations are summarized as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2017	$86,247	$129,379

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	–
Southside Statutory Trust V Due 2037 (5)	12,887	–
Magnolia Trust Company I Due 2035 (6)	3,609	–
Total Long-term Debt	60,311	20,619
Total Long-term Obligations	$146,558	$149,998

(1)           At December 31, 2007, the weighted average cost of these advances was 4.77%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 7.77% through March 30, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 6.815% through February 24, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances decreased $43.1 million, or 33.3%, during 2007 to $86.2 million when compared to $129.4 million in 2006.  The decrease was the result of a decrease in long-term FHLB advances purchased and long-term advances rolling into the short-term category.

Long-term debt increased $39.7 million, or 192.5%, for the year ended December 31, 2007 and consisted of our junior subordinated debentures issued in 2003 and August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by Fort Worth Bancshares, Inc. to Magnolia Trust Company I in October 2007.  In August 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2007 of $132.3 million increased 19.6%, or $21.7 million, from December 31, 2006 and represented 6.0% of total assets at December 31, 2007 compared to 5.8% at December 31, 2006.

Net income for 2007 of $16.7 million was the major contributor to the increase in shareholders' equity at December 31, 2007 along with the issuance of $1.6 million in common stock (168,543 shares) through our incentive stock option and dividend reinvestment plans, and a decrease of $9.8 million in accumulated other comprehensive loss which more than offset $6.5 million in cash dividends paid.  The decrease in accumulated other comprehensive loss is composed of an $8.7 million, net of tax, unrealized gain on securities, net of reclassification adjustment (see “Note 4 – Comprehensive Income (Loss)”) and a decrease of $1.1 million, net of tax, related to the change in the unfunded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2007, that we meet all capital adequacy requirements to which we are subject.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:			(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$182,148	17.02%	$85,603	8.00%	N/A	N/A
Southside Bank Only	$157,854	16.41%	$76,936	8.00%	$96,170	10.00%
Fort Worth National Bank Only	$16,745	15.51%	$8,639	8.00%	$10,798	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159,690	14.92%	$42,802	4.00%	N/A	N/A
Southside Bank Only	$149,099	15.50%	$38,468	4.00%	$57,702	6.00%
Fort Worth National Bank Only	$15,697	14.54%	$4,319	4.00%	$6,479	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$159,690	7.73%	$82,625	4.00%	N/A	N/A
Southside Bank Only	$149,099	7.67%	$77,797	4.00%	$97,246	5.00%
Fort Worth National Bank Only	$15,697	13.13%	$4,783	4.00%	$5,979	5.00%

As of December 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$152,198	17.76%	$68,540	8.00%	N/A	N/A
Southside Bank Only	$146,458	17.09%	$68,540	8.00%	$85,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$145,005	16.93%	$34,270	4.00%	N/A	N/A
Southside Bank Only	$139,265	16.26%	$34,270	4.00%	$51,405	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$145,005	7.68%	$75,570	4.00%	N/A	N/A
Southside Bank Only	$139,265	7.37%	$75,542	4.00%	$94,427	5.00%
(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Return on Average Assets	0.87%	0.81%	0.86%
Return on Average Shareholders' Equity	14.05%	13.48%	13.88%
Dividend Payout Ratio - Basic	39.06%	40.52%	40.00%
Dividend Payout Ratio - Diluted	40.32%	41.96%	41.82%
Average Shareholders' Equity to Average Total Assets	6.22%	5.99%	6.20%

ACCOUNTING PRONOUNCEMENTS

See “Note 1 – Summary of Significant Accounting and Reporting Policies” in the accompanying notes to our consolidated financial statements in this report.

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2007, these investments were 19.0% of total assets, as compared with 16.1% for December 31, 2006, and 17.6% for December 31, 2005.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB -The Independent Bankers Bank, respectively.  Fort Worth National Bank has one unsecured line of credit for the purchase of federal funds of $2.5 million with Frost Bank.  At December 31, 2007, the amount of additional funding Southside Bank and Fort Worth National Bank could obtain from FHLB using unpledged securities at FHLB was approximately $390 million and $43 million, respectively, net of FHLB stock purchases required.  Southside Bank obtained a $12.0 million letter of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $127.2 million and $105.2 million at December 31, 2007 and 2006, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2007 and 2006 were $8.8 million and $8.2 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.1 million and $3.5 million at December 31, 2007 and 2006, respectively.

The scheduled maturities of unused commitments as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Unused commitments:
Due in one year or less	$96,264	$61,821
Due after one year	30,954	43,333
Total	$127,218	$105,154

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments for borrowings do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:	(in thousands)

Long-term debt, including current maturities (1)	$–	$–	$–	$60,311	$60,311
FHLB advances (2)	340,672	75,228	20,343	3,796	440,039
Operating leases (3)	1,040	1,480	569	–	3,089
Deferred compensation agreements (4)	641	348	386	2,417	3,792
Time deposits (5)	434,715	90,668	96,829	–	622,212
Securities purchased not paid for	6,141	–	–	–	6,141
Capital lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Total contractual obligations	$783,209	$167,724	$118,127	$66,524	$1,135,584

(1)  The total balance of long-term debt was $60.3 million at December 31, 2007.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2008 associated with this debt is 7.77%.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2008 associated with this debt is 6.815%.

•
Debt of $23.2 million with a scheduled maturity of 2037, which carries a fixed rate of 6.518% through October 2012 and thereafter adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

•
Debt of $12.9 million with a scheduled maturity of 2037, which carries a fixed rate of 7.48% through December 2012 and thereafter adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(2)  We had FHLB advances with maturity dates ranging from 2008 through 2017, with a total balance of $440,039 at December 31, 2007.  Callable FHLB advances are presented based on contractual maturity.

(3)  We had various operating leases for our office machines that total $431,000 and expire on or before the end of 2012.  In addition, we have operating leases totaling $2.7 million on our retail branch locations and loan production offices which have future commitments of up to five years and additional options, that we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with seven officers totaling $3.8 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2007, $80,000 in payments had been made from such agreements.  Of the seven officers included in the agreements, two were eligible for retirement at December 31, 2007 and one retired officer is currently receiving benefits.  One officer becomes eligible in 2012.  The remaining three officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2007 and the retirement of the eligible officer in 2012.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had callable brokered CDs with maturity dates ranging from 2008 to 2012, with a total balance of $132.9 million at December 31, 2007.  During the first quarter of 2008, we called $91.3 million of brokered CDs of which $11.0 million are now reflected in the less than one year column.  All other callable brokered CDs are presented based on contractual maturity.

    On February 8, 2008 we filed a Form 8-K reporting our entry into a Master Software License Maintenance Services Agreement with Jack Henry & Associates for approximately $2.0 million and annual maintenance and licensing fees for approximately $346,000 per year.

We expect to contribute $3.0 million to our defined benefit plan during 2008.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.  See the table in “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk,” that shows the expected maturities for interest earning assets and interest bearing liabilities as of December 31, 2007.

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

The interest rate risk inherent in assets and liabilities may be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring an institution's interest rate sensitivity "gap."  An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period.  The difference or mismatch between the amount of interest earning assets maturing or repricing within a defined period and the amount of interest bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap.  An institution is considered to have a negative gap if the amount of interest bearing liabilities maturing or repricing within a specified time period exceeds the amount of interest earning assets maturing or repricing within the same period.  If more interest earning assets than interest bearing liabilities mature or reprice within a specified period, then the institution is considered to have a positive gap.  Accordingly, in a rising interest rate environment in an institution with a negative gap, the cost of its rate sensitive liabilities would theoretically rise at a faster pace than the yield on its rate sensitive assets, thereby diminishing future net interest income.  In a falling interest rate environment, a negative gap would indicate that the cost of rate sensitive liabilities would decline at a faster pace than the yield on rate sensitive assets and improve net interest income.  For an institution with a positive gap, the reverse would be expected.  A table is presented in this item that reflects interest sensitivity gaps for four different intervals as of December 31, 2007.

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and market value of portfolio equity modeling.  Through these simulations we attempt to estimate the impact on net interest income of a 200 basis point parallel shift in the yield curve.  Our policy guidelines seek to limit the estimated change in net interest income to 10 percent of forecasted net interest income over the succeeding 12 months and 200 basis point parallel rate shock.  Our policy guidelines limit the change in market value of equity in a 200 basis point parallel rate shock to 20 percent of the base case.  The results of the valuation analysis as of December 31, 2007, were within policy guidelines for all scenarios except for the immediate down 200 basis point shock scenario, which reflected net interest income would increase approximately 11%.  Due to the level of our interest bearing demand and savings deposit rates at December 31, 2007, some of these rates cannot move down 200 basis points.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  Except for the effects of prepayments and scheduled principal amortization on fixed rate loans and mortgage-backed securities, the table presents principal cash flows and related weighted average interest rates by the contractual term to maturity.  Adjustable rate student loans totaling $5.3 million are classified in the one year category.  Callable FHLB Advances are presented based on contractual maturity.  During the first quarter of 2008, we called $91.3 million of brokered CDs, of which $11.0 million are now presented in the 2008 column.  All other callable brokered CDs are presented based on contractual maturity.  Loans held for sale totaling $3.4 million are classified in the one year category.  Nonaccrual loans totaling $2.9 million are not included in total loans.  All instruments are classified as other than trading.

	EXPECTED MATURITY DATE
	(dollars in thousands)
	Years Ending December 31,

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Loans:
Fixed Rate	$226,144	$101,447	$68,805	$51,234	$40,256	$100,950	$588,836	$601,861
	7.12%	7.46%	8.83%	10.28%	12.15%	5.81%	7.77%

Adjustable Rate	111,994	24,010	13,505	7,490	16,887	198,956	372,842	372,842
	7.69%	7.14%	7.87%	7.38%	7.21%	6.78%	7.15%
Mortgage-backed Securities:
Fixed Rate	279,651	219,378	156,764	103,024	68,677	88,496	915,990	915,938
	5.47%	5.32%	5.25%	5.18%	5.06%	4.94%	5.28%

Adjustable Rate	–	–	–	–	–	1,528	1,528	1,528
	–	–	–	–	–	5.03%	5.03%
Investments and Other Interest Earning Assets:
Fixed Rate	62,896	2,145	3,954	3,835	1,988	53,927	128,745	128,747
	4.37%	5.75%	6.90%	6.10%	6.59%	6.44%	5.42%

Adjustable Rate	–	–	–	–	–	5,541	5,541	5,541
	–	–	–	–	–	7.38%	7.38%

Total Interest Earning Assets	$680,685	$346,980	$243,028	$165,583	$127,808	$449,398	$2,013,482	$2,026,457
	6.28%	6.07%	6.44%	6.88%	7.60%	6.16%	6.37%

Savings Deposits	$5,297	$2,649	$2,649	$2,649	$2,649	$37,082	$52,975	$52,975
	1.29%	1.29%	1.29%	1.29%	1.29%	1.29%	1.29%

NOW Deposits	126,070	5,690	5,690	5,690	5,690	79,666	228,496	228,496
	3.61%	0.85%	0.85%	0.85%	0.85%	0.85%	2.37%

Money Market Deposits	31,927	10,641	10,641	10,641	10,641	31,924	106,415	106,415
	3.05%	3.05%	3.05%	3.05%	3.05%	3.05%	3.05%

Platinum Money Market	91,455	13,881	13,881	13,881	13,881	16,331	163,310	163,310
	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%

Certificates of Deposit	434,715	67,853	22,815	83,286	13,543	–	622,212	630,210
	4.79%	4.86%	4.70%	5.42%	5.09%	–	4.89%

FHLB Advances	340,672	56,346	18,882	15,450	4,893	3,796	440,039	442,223
	3.99%	4.82%	4.55%	5.59%	4.82%	5.16%	4.20%

Other Borrowings	9,523	–	–	–	–	60,311	69,834	70,203
	4.42%	–	–	–	–	7.17%	6.79%

Total Interest Bearing Liabilities	$1,039,659	$157,060	$74,558	$131,597	$51,297	$229,110	$1,683,281	$1,693,832
	4.24%	4.44%	3.87%	4.81%	3.67%	3.18%	4.12%

Residential fixed rate loans are assumed to have annual prepayment rates between 7% and 35% of the portfolio.  Residential adjustable rate loans are assumed to have annual prepayment rates between 12% and 50%.  Commercial and multi-family real estate loans are assumed to prepay at an annualized rate between 8% and 40%.  Consumer loans are assumed to prepay at an annualized rate between 8% and 30%.  Commercial loans are assumed to prepay at an annual rate between 8% and 45%.  Municipal loans are assumed to prepay at an annual rate between 6% and 18%.  Fixed and adjustable rate mortgage-backed securities, including CMOs and REMICs, have annual payment assumptions ranging from 6% to 50%.  At December 31, 2007, the contractual maturity of substantially all of our mortgage-backed or related securities was in excess of ten years.  The actual maturity of a mortgage-backed or related security is less than its stated maturity due to regular principal payments and prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity.  The yield to maturity is based upon the interest income and the amortization of any premium or accretion of any discount related to the security.  In accordance with GAAP, premiums and discounts are amortized or accreted over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing may increase and accelerate the prepayment of the underlying mortgages and the related security.  At December 31, 2007, of the $917.5 million of mortgage-backed and related securities we held, $1.5 million were secured by floating rate mortgage loans, and $916.0 million were secured by fixed-rate mortgage loans.

We assume 70% of savings accounts and non public fund transaction accounts at December 31, 2007, are core deposits and are, therefore, expected to mature after five years.  All public fund transaction accounts are assumed to mature within one year.  We assume 30% of money market accounts at December 31, 2007, are core deposits and are, therefore, expected to mature after five years.  We assume 10% of our platinum money market accounts are core deposits and are, therefore, expected to mature after five years.  Fixed maturity deposits reprice at maturity.

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

The following table sets forth certain information as of December 31, 2007 with respect to rate sensitive assets and liabilities and interest sensitivity gap (dollars in thousands):

Rate Sensitive Assets (RSA)	1-3 Mos.	4-12 Mos.	1-5 Yrs.	Over 5 Yrs.	Total

Loans(1)	$324,544	$195,653	$325,485	$115,996	$961,678
Securities	124,818	222,834	559,765	142,423	1,049,840
Other Interest Earning Assets	1,964	–	–	–	1,964
Total Rate Sensitive Assets	$451,326	$418,487	$885,250	$258,419	$2,013,482

Rate Sensitive Liabilities (RSL)

Interest Bearing Deposits	$334,414	$355,050	$318,941	$165,003	$1,173,408
Other Interest Bearing Liabilities	293,822	56,373	95,571	64,107	509,873
Total Rate Sensitive Liabilities	$628,236	$411,423	$414,512	$229,110	$1,683,281

Gap (2)	(176,910)	7,064	470,738	29,309	330,201
Cumulative Gap	(176,910)	(169,846)	300,892	330,201
Cumulative Ratio of RSA to RSL	0.72	0.84	1.21	1.20	1.20
Gap/Total Earning Assets	(8.8%)	0.4%	23.4%	1.5%	16.4%

(1) Amount is equal to total loans less nonaccrual loans at December 31, 2007.
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
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2007 and concluded that our disclosure controls and procedures were effective as of that date.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management has excluded Fort Worth Bancshares, Inc. ("FWNB") from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination in the fourth quarter of 2007.  FWNB is a wholly owned subsidiary whose total assets and net income represent approximately 7% and

1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.  Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended) during the last fiscal quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

      None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2008 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.

3 (a)(i)	–
Articles of Amendment effective May 10, 2000 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

3 (b)	–
Bylaws as amended and restated and in effect on February 28, 2008, of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

4	–	Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

** 10 (a)(i)	–	Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21,1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

** 10 (a)(ii)	–
Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10 (a)(iii)		Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc. (filed as Exhibit 10(a) to the Registrant's Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

** 10 (b)	–	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

** 10 (c)	–
Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

** 10 (e)	–
Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995 (filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

** 10 (f)	–
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

** 10 (g)	–	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

** 10 (h)	–	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (i)	–	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (j)	–	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley (filed as exhibit 10 (j) to the Registrant’s Form 8-K filed October 19, 2004, and incorporated herein by reference).

** 10 (k)	–	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (l)	–	Employment agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson (filed as exhibit 10 (l) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

** 10 (m)	–	Employment agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson (filed as exhibit 10 (m) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 23	–	Consent of Independent Registered Public Accounting Firm.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Compensation plan, benefit plan or employment contract or arrangement

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

DATE: MARCH 6, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chief Executive Officer,	March 6, 2008
Chairman of the Board
and Director

/s/	ROBBIE N. EDMONSON
	(Robbie N. Edmonson)	Vice Chairman of the Board	March 6, 2008
and Director

/s/	SAM DAWSON
	(Sam Dawson)	President and Secretary	March 6, 2008
and Director

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 6, 2008

/s/	ALTON CADE
	(Alton Cade)	Director	March 6, 2008

/s/	MICHAEL D. GOLLOB
	(Michael D. Gollob)	Director	March 6, 2008

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 6, 2008

/s/	JOE NORTON
	(Joe Norton)	Director	March 6, 2008

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 6, 2008

/s/	WILLIAM SHEEHY
	(William Sheehy)	Director	March 6, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Fort Worth Bancshares, Inc. ("FWNB") from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2007.  We have also excluded FWNB from our audit of internal control over financial reporting.  FWNB is a wholly owned subsidiary whose total assets and net income represent approximately 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 3, 2008

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31, 2007	December 31, 2006
ASSETS

Cash and due from banks	$74,040	$52,537
Interest earning deposits	1,414	550
Federal funds sold	550	1,925
Total cash and cash equivalents	76,004	55,012
Investment securities:
Available for sale, at estimated fair value	109,928	98,952
Held to maturity, at cost	475	1,351
Mortgage-backed and related securities:
Available for sale, at estimated fair value	727,553	643,164
Held to maturity, at cost	189,965	226,162
Federal Home Loan Bank and FRB stock, at cost	19,850	25,614
Other investments, at cost	2,069	882
Loans held for sale	3,361	3,909
Loans:
Loans	961,230	759,147
Less: allowance for loan losses	(9,753)	(7,193)
Net Loans	951,477	751,954
Premises and equipment, net	40,249	32,641
Goodwill	21,639	–
Other intangible assets, net	1,925	–
Interest receivable	11,784	10,110
Deferred tax asset	4,320	8,678
Other assets	35,723	32,547
TOTAL ASSETS	$2,196,322	$1,890,976

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$357,083	$325,771
Interest bearing	1,173,408	956,704
Total Deposits	1,530,491	1,282,475
Short-term obligations:
Federal funds purchased and repurchase agreements	7,023	5,675
FHLB advances	353,792	322,241
Other obligations	2,500	1,605
Total Short-term obligations	363,315	329,521
Long-term obligations:
FHLB advances	86,247	129,379
Long-term debt	60,311	20,619
Total Long-term obligations	146,558	149,998
Other liabilities	23,132	18,378
TOTAL LIABILITIES	2,063,496	1,780,372

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 18)

Minority Interest in Southside Financial Group	498	–

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 14,865,134 and 14,075,653 shares issued)	18,581	17,594
Paid-in capital	115,250	100,736
Retained earnings	26,187	29,648
Treasury stock (1,724,857 and 1,718,737 shares at cost)	(22,983)	(22,850)
Accumulated other comprehensive loss	(4,707)	(14,524)
TOTAL SHAREHOLDERS' EQUITY	132,328	110,604
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,196,322	$1,890,976

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2007	2006	2005
Interest income
Loans	$55,904	$46,413	$38,852
Investment securities – taxable	2,580	2,498	1,978
Investment securities - tax exempt	2,112	2,139	3,181
Mortgage-backed and related securities	43,767	44,401	34,584
Federal Home Loan Bank stock and other investments	1,193	1,409	1,032
Other interest earning assets	185	92	54
Total interest income	105,741	96,952	79,681
Interest expense
Deposits	41,458	30,690	17,221
Short-term obligations	13,263	16,534	9,892
Long-term obligations	7,142	8,060	11,309
Total interest expense	61,863	55,284	38,422
Net interest income	43,878	41,668	41,259
Provision for loan losses	2,351	1,080	1,463
Net interest income after provision for loan losses	41,527	40,588	39,796
Noninterest income
Deposit services	17,280	15,482	14,594
Gain on securities available for sale	897	743	228
Gain on sale of loans	1,922	1,817	1,807
Trust income	2,106	1,711	1,422
Bank owned life insurance income	1,142	1,067	951
Other	3,071	2,661	2,246
Total noninterest income	26,418	23,481	21,248
Noninterest expense
Salaries and employee benefits	29,361	28,275	27,479
Occupancy expense	4,881	4,777	4,257
Equipment expense	1,017	899	847
Advertising, travel and entertainment	1,812	1,742	1,967
ATM and debit card expense	1,006	955	648
Director fees	605	587	677
Supplies	692	637	628
Professional fees	1,268	1,386	1,339
Postage	662	618	572
Telephone and communications	800	723	593
Other	5,181	4,368	4,152
Total noninterest expense	47,285	44,967	43,159
Income before income tax expense	20,660	19,102	17,885
Provision (benefit) for income tax expense
Current	4,068	8,582	1,569
Deferred	(92)	(4,482)	1,724
Total income taxes	3,976	4,100	3,293

Net Income	$16,684	$15,002	$14,592

Earnings per common share – basic	$1.28	$1.16	$1.15
Earnings per common share – diluted	$1.24	$1.12	$1.10
Dividends declared per common share	$0.50	$0.47	$0.46

     The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
	Compre-hensive Income	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity

Balance at December 31, 2004		$15,608	$75,268	$33,718	$(17,853)	$(2,044)	$104,697
Net Income	$14,592			14,592			14,592
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(5,034)					(5,034)	(5,034)
Minimum pension liability adjustment	2,569					2,569	2,569
Comprehensive income	$12,127
Common stock issued (275,667 shares)		345	1,703				2,048
Tax benefit of incentive stock options			629				629
Dividends paid on common stock				(5,214)			(5,214)
Purchase of 233,550 shares of common stock					(4,997)		(4,997)
Stock dividend		680	10,362	(11,042)			–

Balance at December 31, 2005		16,633	87,962	32,054	(22,850)	(4,509)	109,290
Net Income	$15,002			15,002			15,002
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(1,883)					(1,883)	(1,883)
Minimum pension liability adjustment	298					298	298
Comprehensive income	$13,417
Adjustment to initially apply SFAS 158, net of tax						(8,430)	(8,430)
Common stock issued (186,658 shares)		233	1,517				1,750
Stock compensation expense			27				27
Tax benefit of incentive stock options			252				252
Dividends paid on common stock				(5,702)			(5,702)
Stock dividend		728	10,978	(11,706)			–

Balance at December 31, 2006		17,594	100,736	29,648	(22,850)	(14,524)	110,604
Net Income	$16,684			16,684			16,684
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	8,691					8,691	8,691
Adjustment to net periodic benefit cost	1,126					1,126	1,126
Comprehensive income	$26,501
Common stock issued (168,543 shares)		211	1,430				1,641
Stock compensation expense			27				27
Tax benefit of incentive stock options			154				154
Dividends paid on common stock				(6,466)			(6,466)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			–
Balance at December 31, 2007		$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$132,328

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$16,684	$15,002	$14,592
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,255	2,275	2,171
Amortization of premium	4,952	5,741	8,741
Accretion of discount and loan fees	(2,667)	(2,089)	(1,120)
Provision for loan losses	2,351	1,080	1,463
Stock compensation expense	27	27	–
Increase in interest receivable	(1,113)	(806)	(754)
Decrease (increase) in other assets	2,405	(3,436)	(8,593)
Net change in deferred taxes	(532)	(292)	400
Increase in interest payable	259	931	1,056
(Decrease) increase in other liabilities	(1,644)	1,104	(303)
Decrease (increase) in loans held for sale	548	372	(517)
Gain on securities available for sale	(897)	(743)	(228)
Gain on sale of assets	(41)	(1)	(66)
Loss (gain) on sale of other real estate owned	1	6	(12)
Impairment of other real estate owned	13	–	–
Gain on sale of repossessed assets	(1)	–	–
Earnings allocated to minority interest	(2)	–	–
Net cash provided by operating activities	22,598	19,171	16,830

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	25,202	52,640	93,351
Proceeds from sales of mortgage-backed securities available for sale	90,323	75,354	106,400
Proceeds from maturities of investment securities available for sale	95,890	24,460	70,923
Proceeds from maturities of mortgage-backed securities available for sale	102,584	107,029	125,720
Proceeds from maturities of mortgage-backed securities held to maturity	37,481	35,806	27,266
Proceeds from maturities of investment securities held to maturity	900	–	–
Proceeds from redemption of FHLB stock	11,206	4,457	–
Proceeds from sale of other investments	44	–	–
Purchases of investment securities available for sale	(130,113)	(55,155)	(151,280)
Purchases of investment securities held to maturity	–	(1,348)	–
Purchases of mortgage-backed securities available for sale	(254,613)	(237,001)	(359,007)
Purchases of mortgage-backed securities held to maturity	(2,180)	(41,282)	(9,538)
Purchases of FHLB stock and other investments	(5,686)	(1,346)	(2,788)
Net increase in loans	(96,898)	(81,248)	(58,944)
Net cash paid in acquisition	(32,030)	–	–
Purchases of premises and equipment	(4,581)	(1,306)	(5,456)
Proceeds from sales of premises and equipment	–	1	66
Proceeds from sales of repossessed assets	439	426	924
Proceeds from sales of other real estate owned	334	514	225
Net cash used in investing activities	(161,698)	(117,999)	(162,138)
(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)	Years Ended December 31,
	2007	2006	2005
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	114,612	38,864	98,547
Net increase in certificates of deposit	32,183	132,636	71,277
Net (decrease) increase in federal funds purchased and repurchase agreements	(4,901)	3,275	(6,100)
Proceeds from FHLB advances	7,908,163	7,456,291	3,995,852
Repayment of FHLB advances	(7,921,744)	(7,525,355)	(4,004,737)
Proceeds from issuance of long-term debt	36,083	–	–
Net capital contributions from minority interest investment in consolidated entities	500	–	–
Tax benefit of incentive stock options	154	252	629
Proceeds from the issuance of common stock	1,641	1,750	2,048
Purchase of common stock	(133)	–	(4,997)
Dividends paid	(6,466)	(5,702)	(5,214)
Net cash provided by financing activities	160,092	102,011	147,305

Net increase in cash and cash equivalents	20,992	3,183	1,997
Cash and cash equivalents at beginning of year	55,012	51,829	49,832
Cash and cash equivalents at end of year	$76,004	$55,012	$51,829

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$61,603	$54,353	$37,365
Income taxes paid	$4,200	$3,450	$2,700

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$741	$1,220	$1,037
Adjustment to initially apply SFAS 158	$–	$6,276	$–
Adjustment to pension liability	$(1,707)	$(451)	$(3,892)
Payment of 5% stock dividend	$13,679	$11,706	$11,042
Unsettled trades to purchase securities	$(6,141)	$–	$(7,533)

We purchased all of the common stock of Fort Worth Bancshares, Inc. for $37.0 million.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$152,344	$–	$–
Cash paid for the common stock	(36,956)	–	–
Liabilities assumed	$115,388	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), Fort Worth Bancshares, Inc., Fort Worth Bancorporation, Inc., Fort Worth National Bank and the nonbank subsidiary, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Delaware Financial Corporation, Southside Bank, Fort Worth Bancshares, Inc., Fort Worth Bancorporation, Inc., Fort Worth National Bank and the nonbank subsidiary.  We offer a full range of financial services to commercial, industrial, financial and individual customers.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Cash Equivalents.  Cash equivalents, for purposes of reporting cash flow, include cash, amounts due from banks and federal funds sold.

Basic and Diluted Earnings per Common Share.  Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 3 – Earnings Per Share.”

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale and changes in the funded status of defined benefit retirement plans.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 4 – Comprehensive Income (Loss).”

Loans.  All loans are stated at principal outstanding net of unearned discount and other deferred expenses or fees.  Interest income on loans is recognized using the level yield method.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Substantially all of our impaired loans are collateral-dependent, and as such, are measured for impairment based on the fair value of the collateral.

Loans Acquired Through Transfer.  Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Securities with limited marketability, such as stock in the FHLB, are carried at cost.

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

Goodwill and Other Intangibles.  Intangible assets consist primarily of core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if a triggering event occurs. If any such impairment is determined, a write-down is recorded.

Repurchase Agreements.  We sell certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset account.

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

Stock Options.  Prior to January 1, 2006, we applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for our stock-based compensation plans.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.  The Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) on January 1,

 1996, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules.  Companies that choose not to adopt the new rules will continue to apply existing rules, but will be required to disclose pro forma net income and earnings per share under the new method.  We elected to provide the pro forma disclosures for 2005.

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

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for our stock-based compensation plans been determined consistent with the requirements of SFAS 123R, our net income and net income per common share for 2005, would approximate the pro forma amounts below (in thousands, except per share amounts, net of taxes):

	Year Ended December 31,
	As Reported 2005	Pro Forma 2005
FAS123 Charge	$–	$60
Net Income	$14,592	$14,532
Net Income per Common Share-Basic	$1.15	$1.15
Net Income per Common Share-Diluted	$1.10	$1.10

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

Accounting Pronouncements.

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159, issued by the Financial Accounting Standards Board (“FASB”) in February 2007, allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  We will adopt SFAS 159 on January 1, 2008.  We have not yet determined if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities.  The impact of the implementation of SFAS 159 is not expected to have a material effect upon adoption.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and did not have a material impact on our consolidated financial statements.

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

Emerging Issues Task Force Consensuses

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.”  Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  We adopted EITF 06-4 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment was approximately $350,000.

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

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, we had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits.  At adoption and December 31, 2007, we did not anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months.  As of January 1, 2007, our 2003 through 2006 tax years were open to examination by the Internal Revenue Service and state taxing jurisdictions. There were no material changes in these items during the current quarter.  While we typically do not incur significant interest or penalties on income tax liabilities, it is our policy to classify such amounts as interest expense and miscellaneous expense, respectively. We did not change our policy on classification of interest and penalties upon adoption of FIN 48.

2.  MERGERS AND ACQUISITIONS

The acquisition described below was accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations” with all cash consideration funded through the issuance of $36.1 million of junior subordinated debentures.  The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition.  The operating results of the acquired company are included with our results of operations since their date of acquisition.

Fort Worth Bancshares, Inc.  On October 10, 2007, we acquired Fort Worth Bancshares, Inc. (“FWBS”) and its wholly owned subsidiaries, Fort Worth Bancorporation, Inc. and Fort Worth National Bank. FWBS is a privately-held bank holding company located in Fort Worth, Texas.  We purchased all of the outstanding shares for approximately $37.0 million.  The purchase price includes $36.7 million in cash and approximately $0.3 million in acquisition-related costs.

The total purchase price paid for the acquisition of FWBS was allocated based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, as set forth below (in thousands).

FWBS

Cash and cash equivalents	$4,926
Securities available for sale	5,544
FHLB stock and other investments	946
Loans	105,605
Premises and equipment	5,282
Core deposit intangible asset	2,047
Goodwill	21,639
Other assets	6,355
Deposits	(100,930)
Other borrowings	(11,858)
Other liabilities	(2,600)
$36,956

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

3.  EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (“SFAS 128”), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Basic Earnings and Shares:
Net Income	$16,684	$15,002	$14,592

Weighted-average basic shares outstanding	13,057	12,874	12,649

Basic Earnings Per Share:
Net Income	$1.28	$1.16	$1.15

Diluted Earnings and Shares:
Net Income	$16,684	$15,002	$14,592

Weighted-average basic shares outstanding	13,057	12,874	12,649
Add: Stock options	388	496	622
Weighted-average diluted shares outstanding	13,445	13,370	13,271

Diluted Earnings Per Share:
Net Income	$1.24	$1.12	$1.10

For the years ended December 31, 2007, 2006 and 2005, there were no antidilutive options.

4.	COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) as required by Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income” (“SFAS 130”) are as follows (in thousands):

	Year Ended December 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$14,064	$(4,781)	$9,283
Less: reclassification adjustment for gains realized in net income	897	(305)	592
Net unrealized gains	13,167	(4,476)	8,691
Change in pension plans	1,707	(581)	1,126

Other comprehensive income	$14,874	$(5,057)	$9,817

	Year Ended December 31, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,110)	$717	$(1,393)
Less: reclassification adjustment for gains realized in net income	743	(253)	490
Net unrealized losses	(2,853)	970	(1,883)
Change in pension plans	451	(153)	298

Other comprehensive loss	$(2,402)	$817	$(1,585)

	Year Ended December 31, 2005
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(7,399)	$2,515	$(4,884)
Less: reclassification adjustment for gains realized in net income	228	(78)	150
Net unrealized losses	(7,627)	2,593	(5,034)
Change in pension plans	3,892	(1,323)	2,569

Other comprehensive loss	$(3,735)	$1,270	$(2,465)

The components of accumulated other comprehensive loss as of December 31, 2007 and 2006, are reflected in the table below (in thousands):

	Years Ended December 31,
	2007	2006

Unrealized gains (losses) on AFS securities	$2,836	$(5,855)
Net unfunded liability for defined benefit plans	(7,543)	(8,669)

Total	$(4,707)	$(14,524)

5.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2007 and 2006.

6.	SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2007 and 2006, are reflected in the tables below (in thousands):

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2007	Cost	Gains	Losses	Value

Investment Securities:
U.S. Treasury	$4,880	$8	$2	$4,886
Government Sponsored Enterprise Debentures	31,764	3	8	31,759
State and Political Subdivisions	64,868	1,599	223	66,244
Other Stocks and Bonds	7,586	–	547	7,039
Mortgage-backed Securities:
U.S. Government Agencies	88,937	1,234	451	89,720
Government Sponsored Enterprises	628,768	5,847	1,555	633,060
Other Private Issues	4,773	–	–	4,773
Total	$831,576	$8,691	$2,786	$837,481

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2007	Cost	Gains	Losses	Value

Investment Securities:
Other Stocks and Bonds	$475	$2	$–	$477
Mortgage-backed Securities:
U.S. Government Agencies	25,965	36	58	25,943
Government Sponsored Enterprises	164,000	501	531	163,970
Total	$190,440	$539	$589	$190,390

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2006	Cost	Gains	Losses	Value

Investment Securities:
U.S. Treasury	$27,104	$–	$721	$26,383
Government Sponsored Enterprise Debentures	9,923	–	–	9,923
State and Political Subdivisions	54,037	1,488	390	55,135
Other Stocks and Bonds	7,611	12	112	7,511
Mortgage-backed Securities:
U.S. Government Agencies	72,183	425	1,209	71,399
Government Sponsored Enterprises	570,777	1,250	7,377	564,650
Other Private Issues	7,190	20	95	7,115
Total	$748,825	$3,195	$9,904	$742,116

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2006	Cost	Gains	Losses	Value

Investment Securities:
Other Stocks and Bonds	$1,351	$7	$16	$1,342
Mortgage-backed Securities:
U.S. Government Agencies	30,788	–	407	30,381
Government Sponsored Enterprises	195,374	97	3,104	192,367
Total	$227,513	$104	$3,527	$224,090

The following table represents the unrealized loss on securities for the years ended December 31, 2007 and 2006 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2007:

Available for Sale
U.S. Treasury	$394	$2	$–	$–	$394	$2
Government Sponsored Enterprise Debentures	13,237	8	–	–	13,237	8
State and Political Subdivisions	537	29	12,918	194	13,455	223
Other Stocks and Bonds	3,332	254	3,707	293	7,039	547
Mortgage-Backed Securities	71,071	154	146,458	1,852	217,529	2,006
Total	$88,571	$447	$163,083	$2,339	$251,654	$2,786

Held to Maturity
Mortgage-Backed Securities	$10,975	$29	$74,568	$560	$85,543	$589
Total	$10,975	$29	$74,568	$560	$85,543	$589

As of December 31, 2006:

Available for Sale
U.S. Treasury	$13,859	$135	$12,524	$586	$26,383	$721
State and Political Subdivisions	1,626	13	12,524	377	14,150	390
Other Stocks and Bonds	2,632	65	3,956	47	6,588	112
Mortgage-Backed Securities	199,263	1,623	317,464	7,058	516,727	8,681
Total	$217,380	$1,836	$346,468	$8,068	$563,848	$9,904

Held to Maturity
Other Stocks and Bonds	$862	$16	$–	$–	$862	$16
Mortgage-Backed Securities	27,912	138	175,750	3,373	203,662	3,511
Total	$28,774	$154	$175,750	$3,373	$204,524	$3,527

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

Management determined that $4.8 million of whole loan mortgage-backed securities, that represented the only non agency collateralized mortgage-backed securities, had an other-than-temporary impairment due to credit concerns at December 31, 2007.  The impairment charge recognized was $58,000 and is reflected in gain (loss) on securities available for sale.  To the best of management’s knowledge, none of the remaining securities in Southside’s investment and mortgage-backed securities portfolio at December 31, 2007 had an other-than-temporary impairment.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the years presented:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

U.S. Treasury	$715	$1,042	$508
U.S. Government Agencies	671	337	723
State and Political Subdivisions	2,692	2,727	3,564
Other Stocks and Bonds	614	531	364
Mortgage-backed Securities	43,767	44,401	34,584

Total interest income on securities	$48,459	$49,038	$39,743

There were no securities transferred from AFS to HTM during 2006 and 2007.  There were no sales from the HTM portfolio during the years ended December 31, 2007, 2006 or 2005.  There were $190.4 million and $227.5 million of securities classified as HTM for the years ended December 31, 2007 and 2006, respectively.

Of the $0.9 million in net securities gains from the AFS portfolio in 2007, there were $1.0 million in realized gains and $0.1 million in realized losses.  Of the $0.7 million in net securities gains from the AFS portfolio in 2006, there were $1.6 million in realized gains and $0.9 million in realized losses.  Of the $0.2 million in net securities gains from the AFS portfolio in 2005, there were $1.6 million in realized gains and $1.4 million in realized losses.

The amortized cost and fair value of securities at December 31, 2007, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$41,092	$41,082
Due after one year through five years	11,765	11,922
Due after five years through ten years	22,637	22,846
Due after ten years	33,604	34,078
	109,098	109,928
Mortgage-backed securities	722,478	727,553
Total	$831,576	$837,481

	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	–	–
Due after ten years	475	477
	475	477
Mortgage-backed securities	189,965	189,913
Total	$190,440	$190,390

Investment and mortgage-backed securities with book values of $496.8 million and $454.6 million were pledged as of December 31, 2007 and 2006, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value.  These securities have no maturity date.

7.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)
Real Estate Loans:
Construction	$96,356	$39,588
1-4 family residential	237,888	227,354
Other	211,280	181,047
Commercial loans	154,171	118,962
Municipal loans	112,523	106,155
Loans to individuals	149,012	86,041
Total loans	961,230	759,147
Less: Allowance for loan losses	9,753	7,193
Net loans	$951,477	$751,954

The following is a summary of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Allowance For Loan Losses
Balance at beginning of year	$7,193	$7,090	$6,942
Provision for loan losses	2,351	1,080	1,463
Allowance for loan losses acquired	909	–	–
Loans charged off	(2,747)	(2,972)	(2,996)
Recoveries of loans charged off	2,047	1,995	1,681
Balance at end of year	$9,753	$7,193	$7,090

Reserve For Unfunded Loan Commitments
Balance at beginning of year	$–	$–	$–
Provision for losses on unfunded loan commitments	50	–	–
Balance at end of year	$50	$–	$–

Nonaccrual loans at December 31, 2007 and 2006 were $2.9 million and $1.3 million, respectively.  Loans with terms modified in troubled debt restructuring at December 31, 2007 and 2006 were $225,000 and $220,000, respectively.

For the years ended December 31, 2007 and 2006, the average recorded investment in impaired loans was approximately $1,749,000 and $1,519,000, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $102,000, $113,000 and $80,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $231,000, $142,000 and $177,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS114:

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$636	$92	$544
Loans to Individuals	2,230	396	1,834
Commercial Loans	170	65	105

Balance at December 31, 2007	$3,036	$553	$2,483

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$975	$102	$873
Loans to Individuals	357	109	248
Commercial Loans	114	14	100

Balance at December 31, 2006	$1,446	$225	$1,221

The balances of impaired loans included above with no valuation allowances were approximately $14,000 and $65,000 at December 31, 2007 and 2006, respectively.

8.  PREMISES AND EQUIPMENT

	December 31,	December 31,
	2007	2006
	(in thousands)

Premises	$48,149	$40,323
Furniture and equipment	18,837	15,998
	66,986	56,321
Less: accumulated depreciation	26,737	23,680
Total	$40,249	$32,641

Depreciation expense was $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill.  Goodwill totaled $21.6 million at December 31, 2007.  During the fourth quarter of 2007, we recorded goodwill totaling $21.6 million in connection with the acquisition of Fort Worth National Bancshares, Inc. See Note 2 – Mergers and Acquisition.  There was no goodwill recorded as of December 31, 2006 and 2005.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2007
Core deposits	$2,047	$(122)	$1,925
	$2,047	$(122)	$1,925

There were no core deposit intangibles at December 31, 2006.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of Fort Worth National Bancshares, Inc.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from 4 to 10 years.  See Note 2 – Mergers and Acquisitions.

For the year ended December 31, 2007, amortization expense related to intangible assets totaled $122,000.  The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows (in thousands):

2008	$446
2009	383
2010	319
2011	255
2012	198
Thereafter	324
$1,925

10.  OTHER REAL ESTATE OWNED

For the years ended December 31, 2007, 2006 and 2005, we did not have an allowance for losses on OREO.

For the years ended December 31, 2007 and 2006, the total of OREO was $153,000 and $351,000, respectively.  OREO is reflected in other assets in our consolidated balance sheets.

For the years ended December 31, 2007, 2006 and 2005, OREO properties expense exceeded income by $28,000, $143,000 and $24,000, respectively.

11.  INTEREST BEARING DEPOSITS

	December 31, 2007	December 31, 2006
	(in thousands)

Savings deposits	$52,975	$50,454
Money market demand deposits	106,415	80,510
Platinum money market deposits	163,310	106,375
NOW demand deposits	228,496	195,380
Certificates and other time deposits of $100,000 or more	257,095	201,806
Certificates and other time deposits under $100,000	365,117	322,179

Total	$1,173,408	$956,704

For the years ended December 31, 2007, 2006 and 2005, interest expense on time deposits of $100,000 or more was $10.7 million, $7.8 million and $5.0 million, respectively.

At December 31, 2007, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2008	$434,715
2009	67,853
2010	22,815
2011	83,286
2012 and thereafter	13,543
$622,212

At December 31, 2007, we had a total of $132.9 million in brokered CDs that represented 8.7% of our deposits.  We have utilized long-term brokered CDs more than long-term FHLB funding as the brokered CDs better match overall ALCO objectives due to the calls we control.  These brokered CDs have maturities from approximately one to four years and calls from 1 to 5 months and are reflected in the CDs under $100,000 category.  During the first quarter of 2008, due to the significant decrease in interest rates since December 31, 2007, we called approximately $91.3 million of our brokered CDs.  Approximately $11.0 million of the called CDs are now reflected in the 2008 maturity schedule above.  At December 31, 2006, we had $123.5 million in brokered CDs.  Our current policy allows for a maximum of $150 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.9 million and $1.6 million for December 31, 2007 and 2006, respectively.

12.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2007	2006
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$7,023	$5,675
Average amount outstanding during the period (1)	4,519	8,727
Maximum amount outstanding during the period (3)	10,250	13,775
Weighted average interest rate during the period (2)	5.3%	5.2%
Interest rate at end of period	4.7%	5.5%

FHLB advances
Balance at end of period	$353,792	$322,241
Average amount outstanding during the period (1)	272,711	367,068
Maximum amount outstanding during the period (3)	383,059	396,416
Weighted average interest rate during the period (2)	4.8%	4.4%
Interest rate at end of period	4.1%	4.7%

Other obligations
Balance at end of period	$2,500	$1,605
Average amount outstanding during the period (1)	772	901
Maximum amount outstanding during the period (3)	2,500	2,500
Weighted average interest rate during the period (2)	5.0%	4.8%
Interest rate at end of period	3.6%	5.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Southside Bank has three lines of credit for the purchase of federal funds.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB – The Independent Bankers Bank, respectively.  Fort Worth National Bank has one unsecured line of credit for the purchase of federal funds with Frost Bank of $2.5 million.  At December 31, 2007, the amount of additional funding Southside Bank and Fort Worth National Bank could obtain from FHLB using unpledged securities at FHLB was approximately $390 million and $43 million, respectively, net of FHLB stock purchases required.  Southside Bank has obtained a $12.0 million letter of credit from FHLB as collateral for a portion of its public fund deposits.  There were no federal funds purchased at December 31, 2007.  Federal funds purchased totaled $5.7 million at December 31, 2006.

Securities sold under agreements to repurchase are secured by short-term borrowings that typically mature within one year.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $7.0 million at December 31, 2007.  There were no securities sold under agreements to repurchase at December 31, 2006.

13. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2007	2006
	(dollars in thousands)
FHLB advances
Balance at end of period	$86,247	$129,379
Weighted average interest rate during the period (1)	4.6%	4.1%
Interest rate at end of period	4.8%	4.5%

Long-term debt (2)
Balance at end of period	$60,311	$20,619
Weighted average interest rate during the period (1)	7.8%	8.0%
Interest rate at end of period	7.2%	8.3%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2007 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total

FHLB advances	$1,880	$80,571	$3,796	$–	$86,247
Long-term debt	–	–	–	60,311	60,311
Total long-term obligations	$1,880	$80,571	$3,796	$60,311	$146,558

FHLB advances represent borrowings with fixed interest rates ranging from 2.0% to 7.6% and with maturities of one to ten years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2007	2006
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	–
Southside Statutory Trust V Due 2037 (5)	12,887	–
Magnolia Trust Company I Due 2035 (6)	3,609	–
Total Long-term Debt	$60,311	$20,619

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 7.77% through March 30, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 6.815% through February 24, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

The long-term debt was $60,311,000 for the year ended December 31, 2007. The long-term debt was $20,619,000 for the year ended December 31, 2006.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc.  In addition, as a result of the acquisition, we assumed $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

14.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with seven of its executive officers, which generally provides for payment of an aggregate amount of $3.8 million over a maximum period of fifteen years after retirement or death.  Deferred compensation expense was $8,000, $83,000 and $112,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  For both years ended December 31, 2007 and 2006, the deferred compensation plan liability totaled $2.3 million.

We provide accident and health insurance for substantially all employees through a self funded insurance program.  Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006.  Effective July 31, 2007, the healthcare plan no longer provides health insurance coverage for any current retirees.  The cost of health care benefits was $2,958,000, $2,489,000 and $2,469,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  There were no retirees participating in the health insurance plan as of December 31, 2007.  There were nineteen retirees participating in the health insurance plan as of December 31, 2006.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There were no contributions to the ESOP for the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007 and 2006, 248,778 and 252,368 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

We have an officer’s long-term disability income policy which provides coverage in the event they become disabled as defined under its terms.  Individuals are automatically covered under the policy if they (a) have been elected as an officer, (b) have been an employee of Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis.  The policy provides, among other things, that should a covered individual become totally disabled he would receive 66-2/3%, not to exceed $15,000 per month, of their current salary.  The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of our other Company sponsored benefit plans.

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of BOLI insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2007, the expected death benefits total $5.0 million.  The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  There was no expense associated with the postretirement liability for the year ended December 31, 2006.  The expense required to record the postretirement liability associated with the split dollar post retirement bonuses was $34,000 for the year ended December 31, 2007.

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

Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2007.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2007, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 6.25%; a long-term rate of return on Plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 151,347 shares of our stock at December 31, 2007 and 2006.  Our stock included in plan assets was purchased at fair market value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2007, our underfunded status decreased $4.8 million to an underfunded status of $520,000 at December 31, 2007 from an underfunded status of $5.3 million at December 31, 2006.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2007		2006
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$39,615	$3,050	$39,510	$3,518
Service cost	1,330	61	1,339	68
Interest cost	2,313	168	2,190	183
Actuarial gain	(1,892)	(300)	(1,519)	(630)
Benefits paid	(1,028)	(80)	(1,128)	(80)
Expenses paid	(92)	–	(93)	–
Plan change	–	–	(684)	(9)
Benefit obligation at end of year	40,246	2,899	39,615	3,050

Change in Plan Assets:

Fair value of plan assets at end of prior year	34,328	–	30,085	–
Actual return	1,518	–	3,464	–
Employer contributions	5,000	80	2,000	80
Benefits paid	(1,028)	(80)	(1,128)	(80)
Expenses paid	(92)	–	(93)	–
Fair value of plan assets at end of year	39,726	–	34,328	–
Funded status at end of year	(520)	(2,899)	(5,287)	(3,050)
Accrued benefit liability recognized	$(520)	$(2,899)	$(5,287)	$(3,050)

Accumulated benefit obligation at end of year	$31,179	$2,185	$30,281	$2,062

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income were as follows:

	2007
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Recognition of net loss	$483	$85
Recognition of prior service credit	(42)	(2)
Net gain occurring during the year	881	300
Recognition of transition obligation	–	2
	1,322	385
Deferred tax expense	(450)	(131)
Other comprehensive income, net of tax	$872	$254

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2007 were as follows:

	2007
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$(11,053)	$(978)
Prior service credit	590	12
	(10,463)	(966)
Deferred tax benefit	3,558	328
Accumulated other comprehensive loss, net of tax	$(6,905)	$(638)

At December 31, 2007 and 2006, the assumptions used to determine the benefit obligation were as follows:

	2007		2006
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	6.25%	6.25%	6.05%	6.05%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2007, 2006 and 2005 included the following components:

	2007	2006	2005
Defined Benefit Pension Plan	(in thousands)

Service cost	$1,330	$1,339	$2,011
Interest cost	2,313	2,190	2,024
Expected return on assets	(2,529)	(2,324)	(2,125)
Net loss amortization	483	784	643
Prior service (credit) cost amortization	(42)	(42)	1
Net periodic benefit cost	$1,555	$1,947	$2,554

Restoration Plan

Service cost	$61	$68	$102
Interest cost	168	183	184
Transition obligation recognition	3	3	3
Net loss amortization	85	180	202
Prior service credit amortization	(2)	(2)	(1)
Net periodic benefit cost	$315	$432	$490

For the years ended December 31, 2007, 2006, and 2005, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2007	2006	2005
Defined Benefit Pension Plan
Discount rate	6.05%	5.625%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.875%	8.50%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	6.05%	5.625%	5.75%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows (in thousands):

	Defined Benefit	Restoration
	Pension Plan	Plan

Net Loss	$437	$68
Prior service credit	(42)	(2)
	395	66
Deferred tax benefit	(134)	(22)
Other comprehensive loss, net of tax	$261	$44

The asset allocation for the defined benefit pension plan by asset category, is as follows:

	Percentage of Plan Assets at December 31,
	2007	2006
Asset Category

Equity securities	61.1%	65.3%
Debt securities	26.8%	32.1%
Other	12.1%	2.6%

Total	100.0%	100.0%

We attempt to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash.  In late December 2007, we made a contribution of $2.0 million in cash into the Plan assets.  This caused the asset category percentages to fall outside the target asset allocations we attempt to stay within as of December 31, 2007.  During 2006, our Plan assets met the target allocations.

As of December 31, 2007, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2008	$1,354	$90
2009	1,425	96
2010	1,560	104
2011	1,638	111
2012	1,883	199
2013 through 2017	12,992	1,127
	$20,852	$1,727

We expect to contribute $3.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2008.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age twenty-one or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2007, 2006 and 2005, expense attributable to the 401(k) Plan amounted to $77,000, $70,000 and $62,000, respectively.

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

As of January 1, 2006, we transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”), Share-Based Payment.  The compensation cost charged against income for the ISO Plan was $27,000 for the years ended December 31, 2007 and 2006.  The financial statements for the year ended December 31, 2005 have not been restated in connection with the transition to SFAS 123R and do not reflect the recognition of the compensation cost related to the stock options.

A summary of the status of our nonvested options as of December 31, 2007 is as follows:

		Weighted
	Number of	Average Grant-
	Options	Date Fair Value

Nonvested at beginning of the period	12,257	$4.91
Granted	–	–
Vested	(6,127)	$4.91
Forfeited	(383)	$4.91
Nonvested at end of period	5,747	$4.91

As of December 31, 2007, there was $7,000 of total unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  The cost is expected to be recognized over a weighted-average period of three months.

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

A summary of the status of our stock options as of December 31, 2007, 2006 and 2005, and the changes during the years ended on those dates is presented below:

	2007		2006		2005
	Number of Options	Weighted Average Exercise Prices	Number of Options	Weighted Average Exercise Prices	Number of Options	Weighted Average Exercise Prices

Outstanding at beginning of year	604,281	$5.76	762,275	$5.68	1,019,124	$5.38
Granted	–	–	–	–	–	–
Exercised	(127,241)	$5.65	(156,462)	$5.29	(255,208)	$4.48
Forfeited	(383)	$12.61	(1,532)	$12.61	(1,641)	$6.97
Expired	–	–	–	–	–	–
Outstanding at end of year	476,657	$5.79	604,281	$5.76	762,275	$5.68

Exercisable at end of year	470,910	$5.71	592,024	$5.62	741,586	$5.49

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.25 to $ 5.89	456,650	2.00	$5.49	456,650	$5.49
$12.61 to $ 12.61	20,007	5.25	$12.61	14,260	$12.61
$5.25 to $ 12.61	476,657	2.13	$5.79	470,910	$5.71

The total intrinsic value of stock options for the year ended December 31, 2007 is summarized as follows (dollars in thousands):

	Number of	Aggregate
	Shares	Intrinsic Value

Options Outstanding	476,657	$7,097
Options Exercisable	470,910	$7,049

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $2.0 million, $2.5 million and $3.5 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $587,000, $828,000 and $1.1 million, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $154,000, $252,000 and $629,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

15.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.50, $0.47 and $0.46 per share for the years ended December 31, 2007, 2006 and 2005, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  At December 31, 2007, we exceeded all regulatory minimum capital requirements.

As of December 31, 2007, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$182,148	17.02%	$85,603	8.00%	N/A	N/A
Southside Bank Only	$157,854	16.41%	$76,936	8.00%	$96,170	10.00%
Fort Worth National Bank Only	$16,745	15.51%	$8,639	8.00%	$10,798	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159,690	14.92%	$42,802	4.00%	N/A	N/A
Southside Bank Only	$149,099	15.50%	$38,468	4.00%	$57,702	6.00%
Fort Worth National Bank Only	$15,697	14.54%	$4,319	4.00%	$6,479	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$159,690	7.73%	$82,625	4.00%	N/A	N/A
Southside Bank Only	$149,099	7.67%	$77,797	4.00%	$97,246	5.00%
Fort Worth National Bank Only	$15,697	13.13%	$4,783	4.00%	$5,979	5.00%

As of December 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$152,198	17.76%	$68,540	8.00%	N/A	N/A
Southside Bank Only	$146,458	17.09%	$68,540	8.00%	$85,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$145,005	16.93%	$34,270	4.00%	N/A	N/A
Southside Bank Only	$139,265	16.26%	$34,270	4.00%	$51,405	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$145,005	7.68%	$75,570	4.00%	N/A	N/A
Southside Bank Only	$139,265	7.37%	$75,542	4.00%	$94,427	5.00%

(1)       Refers to quarterly average assets as calculated by bank regulatory agencies.

Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

16.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2007, 42,752 shares were sold under this plan at an average price of $21.56 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2006, 39,758 shares were sold under this plan at an average price of $23.20 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2007, 6,120 shares of common stock were purchased under this plan at a cost of $133,000.  During 2006, no shares of common stock were purchased under this plan.

17.  INCOME TAXES

The provisions for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current tax provision	$4,068	$8,582	$1,569
Deferred tax (benefit) expense	(92)	(4,482)	1,724
Provision for tax expense charged to operations	$3,976	$4,100	$3,293

The components of the net deferred tax asset as of December 31, 2007 and 2006 are summarized below (in thousands):

	Assets	Liabilities
Writedowns on OREO	$55
Allowance for loan losses	3,139
Retirement and other benefit plans		(1,740)
Unrealized gains on securities available for sale		(1,434)
Premises and equipment		(270)
FHLB stock dividends		(295)
Unfunded status of defined benefit plan	3,886
State Business Tax Credit	762
Other	217
Gross deferred tax assets (liabilities)	8,059	(3,739)

Net deferred tax asset at December 31, 2007	$4,320

Writedowns on OREO	$71
Allowance for loan losses	2,446
Retirement and other benefit plans		(664)
Unrealized losses on securities available for sale	3,016
Premises and equipment		(312)
FHLB stock dividends		(1,136)
Alternative minimum tax credit	625
Unfunded status of defined benefit plan	4,466
Other	166
Gross deferred tax assets (liabilities)	10,790	(2,112)

Net deferred tax asset at December 31, 2006	$8,678

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2007			2006			2005
	Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$7,024	34.0%		$6,495	34.0%		$6,081	34.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(2,470)	(12.0%	)	(2,415)	(12.6%	)	(2,808)	(15.7%	)
State Business Tax Credit	(779)	(3.8%	)	–	–		–	–
State Business Tax	106	0.5%		–	–		–	–
Other Net	95	0.5%		20	0.1%		20	0.1%
Provision for Tax Expense Charged to Operations	$3,976	19.2%		$4,100	21.5%		$3,293	18.4%

18.  OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

We had outstanding unused commitments to extend credit of $127.2 million and $105.2 million at December 31, 2007 and 2006, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2007 and 2006 were $8.8 million and $8.2 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.1 million and $3.5 million at December 31, 2007 and 2006, respectively.

The scheduled maturities of unused commitments as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006

Unused commitments:
Due in one year or less	$96,264	$61,821
Due after one year	30,954	43,333
Total	$127,218	$105,154

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $773,000, $697,000 and $643,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Rent expense for leased equipment was $181,000, $217,000 and $178,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2007 were as follows (in thousands):

2008	$1,040
2009	802
2010	678
2011	437
2012	132
Thereafter	–
$3,089

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $6.1 million unsettled trades to sell securities at December 31, 2007.  There were no unsettled trades to purchase or sell securities at December 31, 2006.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

19.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 43.6% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

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

Federal funds purchased and repurchase agreements - Federal funds purchased and repurchase agreements generally have an original term to maturity of one day and thus are considered short-term borrowings.  Consequently, their carrying value is a reasonable estimate of fair value.

FHLB advances - The fair value of these advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-term debt - The carrying amount for floating long-term debt is a reasonable estimate of the debts’ fair value due to the fact the debt floats based on LIBOR and resets quarterly.  The carrying amount for the fixed rate long-term debt is estimated by discounting future cash flows using rates at which fixed rate long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2007		At December 31, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$76,004	$76,004	$55,012	$55,012
Investment securities:
Available for sale, at estimated fair value	109,928	109,928	98,952	98,952
Held to maturity, at cost	475	477	1,351	1,342
Mortgage-backed and related securities:
Available for sale, at estimated fair value	727,553	727,553	643,164	643,164
Held to maturity, at cost	189,965	189,913	226,162	222,748
Federal Home Loan Bank stock and other investments, at cost	21,919	21,919	26,496	26,496
Loans, net of allowance for loan losses	951,477	964,502	751,954	748,473
Loans held for sale	3,361	3,361	3,909	3,909

Financial liabilities:
Retail deposits	$1,530,491	$1,538,489	$1,282,475	$1,281,305
Federal funds purchased and repurchase agreements	7,023	7,023	5,675	5,675
FHLB advances	440,039	442,223	451,620	448,383
Long-term debt	60,311	60,680	20,619	20,619

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2007 or 2006.

21.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows
(in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$5,694	$4,433
Investment in bank subsidiaries at equity in underlying net assets	180,993	124,801
Investment in nonbank subsidiaries at equity in underlying net assets	1,717	634
Other assets	1,021	1,382

TOTAL ASSETS	$189,425	$131,250

LIABILITIES

Long-term debt	$56,702	$20,619
Other liabilities	395	27

TOTAL LIABILITIES	57,097	20,646

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized: 14,865,134 and 14,075,653 shares issued)	18,581	17,594
Paid-in capital	115,250	100,736
Retained earnings	26,187	29,648
Treasury stock (1,724,857 and 1,718,737 shares, at cost)	(22,983)	(22,850)
Accumulated other comprehensive loss	(4,707)	(14,524)

TOTAL SHAREHOLDERS' EQUITY	132,328	110,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$189,425	$131,250

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
INCOME	(in thousands)

Dividends from subsidiary	$9,800	$7,600	$5,400
Interest income	82	50	39
TOTAL INCOME	9,882	7,650	5,439

EXPENSE

Interest expense	2,726	1,681	1,305
Other	923	907	726
TOTAL EXPENSE	3,649	2,588	2,031

Income before income tax expense	6,233	5,062	3,408
Income tax benefit	1,213	863	677
Income before equity in undistributed earnings of subsidiaries	7,446	5,925	4,085
Equity in undistributed earnings of subsidiaries	9,238	9,077	10,507
NET INCOME	$16,684	$15,002	$14,592

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

OPERATING ACTIVITIES:
Net Income	$16,684	$15,002	$14,592
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(9,238)	(9,077)	(10,507)
Decrease (increase) in other assets	361	1,792	(2,008)
Increase (decrease) in other liabilities	368	12	(10)
Net cash provided by operating activities	8,175	7,729	2,067

INVESTING ACTIVITIES:
Cash paid in acquisition	(36,956)	–	–
Investment in subsidiaries	(1,083)	–	–
Net cash used in investing activities	(38,039)	–	–

FINANCING ACTIVITIES:
Purchase of common stock	(133)	–	(4,997)
Proceeds from issuance of long-term debt	36,083	–	–
Proceeds from issuance of common stock	1,641	1,750	2,048
Dividends paid	(6,466)	(5,702)	(5,214)
Net cash provided by (used in) financing activities	31,125	(3,952)	(8,163)

Net increase (decrease) in cash and cash equivalents	1,261	3,777	(6,096)
Cash and cash equivalents at beginning of year	4,433	656	6,752

Cash and cash equivalents at end of year	$5,694	$4,433	$656

22.QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share data)

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$30,689	$25,475	$24,380	$25,197
Interest expense	17,133	15,240	14,319	15,171
Net interest income	13,556	10,235	10,061	10,026
Provision for loan losses	1,397	620	217	117
Noninterest income	7,215	6,403	6,662	6,138
Noninterest expense	13,051	11,542	11,456	11,236
Income before income tax expense	6,323	4,476	5,050	4,811
Provision for income tax expense	1,489	976	463	1,048
Net income	4,834	3,500	4,587	3,763

Earnings per share
Basic:	$0.37	$0.27	$0.35	$0.29
Diluted:	$0.36	$0.26	$0.34	$0.28

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$25,357	$25,101	$23,925	$22,569
Interest expense	15,157	14,739	13,388	12,000
Net interest income	10,200	10,362	10,537	10,569
Provision for loan losses	125	226	448	281
Noninterest income	6,230	6,186	5,967	5,098
Noninterest expense	10,850	11,120	11,563	11,434
Income before income tax expense	5,455	5,202	4,493	3,952
Provision for income tax expense	1,276	1,150	950	724
Net income	4,179	4,052	3,543	3,228

Earnings per share
Basic:	$0.32	$0.31	$0.28	$0.25
Diluted:	$0.31	$0.30	$0.27	$0.24

Exhibit No.		INDEX TO EXHIBITS

3 (a)(i)	–
Articles of Amendment effective May 10, 2000 to Articles of Incorporation of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3(a)(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

3 (b)	–
Bylaws as amended and restated and in effect on February 28, 2008, of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

4	–
Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Southside Bancshares, Inc. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets.

** 10 (a)(i)	–
Deferred Compensation Plan for B. G. Hartley effective February 13, 1984, as amended June 28, 1990, December 15, 1994, November 20, 1995, December 21,1999 and June 29, 2001 (filed as Exhibit 10(a)(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

** 10 (a)(ii)	–
Deferred Compensation Plan for Robbie N. Edmonson effective February 13, 1984, as amended June 28, 1990 and March 16, 1995 (filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10(a)(iii)	–	Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc. (filed as Exhibit 10(a) to the Registrant's Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

** 10 (b)	–	Officers Long-term Disability Income Plan effective June 25, 1990 (filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended June 30, 1990, and incorporated herein by reference).

** 10 (c)	–
Retirement Plan Restoration Plan for the subsidiaries of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

** 10 (e)	–
Form of Deferred Compensation Agreement dated June 30, 1994 with Andy Wall as amended November 13, 1995 (filed as Exhibit 10(e) to the Registrant's Form 10-Kfor the year ended December 31, 1995, and incorporated herein by reference).

** 10 (f)	–
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 and Form of Deferred Compensation Agreement dated October 15, 1997 with Lonny Uzzell (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

** 10 (g)	–	Postretirement Agreement for B. G. Hartley effective June 20, 2001 (filed as Exhibit 10(g) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

** 10 (h)	–	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (i)	–	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (j)	–	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley (filed as exhibit 10 (j) to the Registrant’s Form 8-K filed October 19, 2004, and incorporated herein by reference).

** 10 (k)	–	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (l)	–
Employment agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson (filed as exhibit 10 (l) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

** 10 (m)	–
Employment agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson (filed as exhibit 10 (m) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 23	–	Consent of Independent Registered Public Accounting Firm.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Compensation plan, benefit plan or employment contract or arrangement