Form 10-Q
period 2008-03-31
SOUTHSIDE BANCSHARES INC
filed 2008-05-09
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 25, 2008 was 13,818,622 shares.

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
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc.
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
ASSETS	2008	2007
Cash and due from banks	$52,318	$74,040
Interest earning deposits	725	1,414
Federal funds sold	9,325	550
Total cash and cash equivalents	62,368	76,004
Investment securities:
Available for sale, at estimated fair value	179,430	109,928
Held to maturity, at cost	476	475
Mortgage-backed and related securities:
Available for sale, at estimated fair value	702,928	727,553
Held to maturity, at cost	183,555	189,965
Federal Home Loan Bank and FRB stock, at cost	26,175	19,850
Other investments, at cost	2,069	2,069
Loans held for sale	3,416	3,361
Loans:
Loans	980,879	961,230
Less: allowance for loan losses	(10,611)	(9,753)
Net Loans	970,268	951,477
Premises and equipment, net	39,937	40,249
Goodwill	22,034	21,639
Other intangible assets, net	1,808	1,925
Interest receivable	12,369	11,784
Deferred tax asset	1,305	4,320
Other assets	54,733	35,723
TOTAL ASSETS	$2,262,871	$2,196,322
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$367,835	$357,083
Interest bearing	1,074,834	1,173,408
Total Deposits	1,442,669	1,530,491
Short-term obligations:
Federal funds purchased and repurchase agreements	9,020	7,023
FHLB advances	325,404	353,792
Other obligations	1,240	2,500
Total Short-term obligations	335,664	363,315
Long-term obligations:
FHLB advances	255,562	86,247
Long-term debt	60,311	60,311
Total Long-term obligations	315,873	146,558
Other liabilities	26,258	23,132
TOTAL LIABILITIES	2,120,464	2,063,496

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Minority interest in Southside Financial Group	260	498

Shareholders' equity:
Common stock - $1.25 par, 20,000,000 shares authorized, 15,543,029 shares
issued in 2008 (including 659,261 shares issued on April 28, 2008 as a stock dividend) and 14,865,134 shares issued in 2007	19,428	18,581
Paid-in capital	128,934	115,250
Retained earnings	15,559	26,187
Treasury stock (1,724,857 shares at cost)	(22,983)	(22,983)
Accumulated other comprehensive income (loss)	1,209	(4,707)
TOTAL SHAREHOLDERS' EQUITY	142,147	132,328

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,262,871	$2,196,322

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months
	Ended March 31,
	2008	2007
Interest income
Loans	$18,296	$12,514
Investment securities – taxable	680	836
Investment securities – tax-exempt	818	507
Mortgage-backed and related securities	11,973	10,934
Federal Home Loan Bank stock and other investments	262	370
Other interest earning assets	67	36
Total interest income	32,096	25,197
Interest expense
Deposits	10,755	9,565
Short-term obligations	3,300	3,946
Long-term obligations	2,671	1,660
Total interest expense	16,726	15,171
Net interest income	15,370	10,026
Provision for loan losses	2,239	117
Net interest income after provision for loan losses	13,131	9,909
Noninterest income
Deposit services	4,417	3,928
Gain on securities available for sale	2,092	429
Gain on sale of loans	465	345
Trust income	593	464
Bank owned life insurance income	310	264
Other	825	708
Total noninterest income	8,702	6,138
Noninterest expense
Salaries and employee benefits	8,713	7,104
Occupancy expense	1,388	1,168
Equipment expense	312	228
Advertising, travel & entertainment	464	421
ATM and debit card expense	288	254
Director fees	144	127
Supplies	177	148
Professional fees	434	311
Postage	184	148
Telephone and communications	258	191
Other	1,989	1,136
Total noninterest expense	14,351	11,236

Income before income tax expense	7,482	4,811
Provision for income tax expense	1,936	1,048
Net Income	$5,546	$3,763
Earnings per common share –basic	$0.40	$0.28
Earnings per common share –diluted	$0.39	$0.27
Dividends declared per common share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accu-mulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$3,763			3,763			3,763
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment (see Note 3)	2,138					2,138	2,138
Adjustment to net periodic
benefit cost (see Note 3)	104					104	104
Comprehensive income	$6,005
Common stock issued (25,813 shares)		32	267				299
Stock compensation expense			7				7
Tax benefit of incentive stock options			2				2
Dividends paid on common stock				(1,361)			(1,361)
Balance at March 31, 2007		$17,626	$101,012	$32,050	$(22,850)	$(12,282)	$115,556

Balance at December 31, 2007		$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$132,328
Net Income	$5,546			5,546			5,546
Other comprehensive income, net of tax
Unrealized gains on securities, net of
reclassification adjustment (see Note 3)	5,723					5,723	5,723
Adjustment to net periodic
benefit cost (see Note 3)	193					193	193
Comprehensive Income	$11,462
Common stock issued (18,634 shares)		23	241				264
Stock compensation expense			7				7
Tax benefit of incentive stock options			14				14
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (see Note 11)				(351)			(351)
Dividends paid on common stock				(1,577)			(1,577)
Stock dividend		824	13,422	(14,246)			-
Balance at March 31, 2008		$19,428	$128,934	$15,559	$(22,983)	$1,209	$142,147

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$5,546	$3,763
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	604	540
Amortization of premium	1,914	1,253
Accretion of discount and loan fees	(1,114)	(808)
Provision for loan losses	2,239	117
Stock compensation expense	7	7
(Increase) decrease in interest receivable	(585)	642
Decrease in other assets	396	1,677
Net change in deferred taxes	(61)	(408)
Decrease in interest payable	(367)	(242)
Increase in other liabilities	1,245	1,400
(Increase) decrease in loans held for sale	(55)	1,100
Gain on securities available-for-sale	(2,092)	(429)
Loss on sale of assets	2	-
Loss on sale of other real estate owned	6	1
Earnings allocated to minority interest	48	-
Net cash provided by operating activities	7,733	8,613

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	9,341	4,953
Proceeds from sales of mortgage-backed securities available for sale	95,755	50,684
Proceeds from maturities of investment securities available for sale	31,114	54,601
Proceeds from maturities of mortgage-backed securities available for sale	28,394	25,305
Proceeds from maturities of mortgage-backed securities held to maturity	7,877	10,066
Proceeds from redemption of Federal Home Loan Bank stock	-	5,501
Purchases of investment securities available for sale	(100,812)	(51,789)
Purchases of mortgage-backed securities available for sale	(116,652)	(21,650)
Purchases of mortgage-backed securities held to maturity	(1,664)	-
Purchases of Federal Home Loan Bank stock and other investments	(6,325)	(338)
Net increase in loans	(21,614)	(7,434)
Purchases of premises and equipment	(652)	(2,994)
Proceeds from sales of premises and equipment	358	-
Proceeds from sales of other real estate owned	75	322
Proceeds from sales of repossessed assets	860	125
Net cash (used in) provided by investing activities	(73,945)	67,352

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2008	2007
FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings accounts	(2,084)	10,327
Net (decrease) increase in certificates of deposit	(86,679)	16,462
Net increase (decrease) in federal funds purchased and repurchase agreements	1,997	(5,675)
Proceeds from FHLB Advances	4,012,699	1,793,395
Repayment of FHLB Advances	(3,871,772)	(1,891,312)
Net capital distributions from minority interest investment in consolidated entities	(286)	-
Tax benefit of incentive stock options	14	2
Proceeds from the issuance of common stock	264	299
Dividends paid	(1,577)	(1,361)
Net cash provided by (used in) financing activities	52,576	(77,863)

Net decrease in cash and cash equivalents	(13,636)	(1,898)
Cash and cash equivalents at beginning of period	76,004	55,012
Cash and cash equivalents at end of period	$62,368	$53,114

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$17,093	$15,413
Income taxes paid	500	500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$1,240	$109
Declaration of 5% stock dividend	14,246	-
Adjustment to pension liability	(121)	(158)
Unsettled trades to purchase securities	(6,899)	-
Unsettled trades to sell securities	19,287	-

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

The consolidated balance sheet as of March 31, 2008, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three month periods ended March 31, 2008 and 2007 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.         Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2008	2007
Basic Earnings and Shares:
Net Income	$5,546	$3,763
Weighted-average basic shares outstanding	13,805	13,631

Basic Earnings Per Share:
Net Income	$0.40	$0.28

Diluted Earnings and Shares:
Net Income	$5,546	$3,763
Weighted-average basic shares outstanding	13,805	13,631
Add: Stock options	354	464
Weighted-average diluted shares outstanding	14,159	14,095

Diluted Earnings Per Share:
Net Income	$0.39	$0.27

For the three month periods ended March 31, 2008 and 2007, there were no antidilutive options.

3.  Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$10,963	$(3,880)	$7,083
Less: reclassification adjustment for gains
included in net income	2,092	(732)	1,360
Net unrealized gains on securities	8,871	(3,148)	5,723
Change in pension plans	121	72	193
Other comprehensive income	$8,992	$(3,076)	$5,916

	Three Months Ended March 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,668	$(1,247)	$2,421
Less: reclassification adjustment for gains
included in net income	429	(146)	283
Net unrealized gains on securities	3,239	(1,101)	2,138
Change in pension plans	158	(54)	104
Other comprehensive income	$3,397	$(1,155)	$2,242

4.         Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2008 and December 31, 2007, are reflected in the tables below (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,890	$8	$36	$4,862
Government Sponsored Enterprise Debentures	23,251	22	-	23,273
State and Political Subdivisions	140,817	3,817	117	144,517
Other Stocks and Bonds	7,586	-	809	6,777
Mortgage-backed Securities:
U.S. Government Agencies	87,623	1,740	33	89,330
Government Sponsored Enterprises	603,534	10,614	549	613,599
Total	$867,701	$16,201	$1,544	$882,358

	March 31, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$476	$24	$-	$500
Mortgage-backed Securities:
U.S. Government Agencies	25,074	294	9	25,359
Government Sponsored Enterprises	158,481	2,105	47	160,539
Total	$184,031	$2,423	$56	$186,398

	December 31, 2007
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,880	$8	$2	$4,886
Government Sponsored Enterprise Debentures	31,764	3	8	31,759
State and Political Subdivisions	64,868	1,599	223	66,244
Other Stocks and Bonds	7,586	-	547	7,039
Mortgage-backed Securities:
U.S. Government Agencies	88,937	1,234	451	89,720
Government Sponsored Enterprises	628,768	5,847	1,555	633,060
Other Private Issues	4,773	-	-	4,773
Total	$831,576	$8,691	$2,786	$837,481

	December 31, 2007
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$475	$2	$-	$477
Mortgage-backed Securities:
U.S. Government Agencies	25,965	36	58	25,943
Government Sponsored Enterprises	164,000	501	531	163,970
Total	$190,440	$539	$589	$190,390

The Company concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities.  Additionally, the Company has the ability and the intent to hold such securities through recovery of the unrealized losses.

Investment and mortgage-backed securities with book values of $644.6 million at March 31, 2008 and $496.8 million at December 31, 2007 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

5. Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	March 31,	December 31,
	2008	2007

Real Estate Loans:
Construction	$101,574	$96,356
1-4 Family Residential	240,856	237,888
Other	205,513	211,280
Commercial Loans	156,137	154,171
Municipal Loans	119,015	112,523
Loans to Individuals	157,784	149,012
Total Loans	$980,879	$961,230

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months Ended March 31,

	2008	2007
Allowance for Loan Losses

Balance at beginning of period	$9,753	$7,193
Provision for loan losses	2,239	117
Loans charged off	(1,858)	(593)
Recoveries of loans charged off	477	544
Balance at end of period	$10,611	$7,261

Reserve for Unfunded Loan Commitments

Balance at beginning of period	$50	$–
Provision for losses on unfunded loan commitments	20	–
Balance at end of period	$70	$–

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at March 31, 2008 and $21.6 million at December 31, 2007.  During the first quarter of 2008, we recorded goodwill totaling $395,000 in connection with the acquisition of Fort Worth National Bancshares, Inc.

Core Deposit Intangibles.  Core deposit intangible assets totaled $1.8 million at March 31, 2008 and $1.9 million at December 31, 2007.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of Fort Worth National Bancshares, Inc.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from 4 to 10 years.

For the three months ended March 31, 2008, amortization expense related to intangible assets totaled $117,000.  The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2008 is as follows (in thousands):

Remainder of 2008	$329
2009	383
2010	319
2011	255
2012	198
Thereafter	324
$1,808

7.	Long-term Obligations

Long-term obligations are summarized as follows:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2017	$255,562	$86,247

Long-term Debt (2)
Southside Bancshares Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311

Total Long-term Obligations	$315,873	$146,558

(1)         At March 31, 2008, the weighted average cost of these advances was 3.26%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 5.63625% through June 30, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 4.8925% through May 22, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Service cost	$327	$309	$15	$15
Interest cost	618	590	45	45
Expected return on assets	(732)	(633)	–	–
Transition obligation recognition	–	–	–	1
Net loss recognition	113	136	19	32
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$316	$392	$78	$92

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2008.  As of March 31, 2008, no contributions had been made to the defined benefit pension plan, and contributions of $20,000 had been made to the post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

A summary of the status of our nonvested shares as of March 31, 2008 is as follows:

	Three Months Ended March 31, 2008
	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	6,030	$4.91
Vested	(6,030)	$4.91
Nonvested at end of period	–	$–

For the three months ended March 31, 2008 and 2007, we recorded approximately $7,000 of stock-based compensation expense.  As of March 31, 2008 there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  At March 31, 2007, there was $27,000 of total unrecognized cost.

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

A summary of the status of our stock options as of March 31, 2008 and the changes during the three months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	500,510	$5.52	–	–
Exercised	(9,607)	$5.44	–	–
Cancelled	–	$–	–	–
Outstanding at March 31, 2008	490,903	$5.52	1.90	$8,498
Exercisable at March 31, 2008	490,903	$5.52	1.90	$8,498

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the three months ended March 31, 2008 and 2007 were $136,000 and $299,000, respectively.

Cash received from stock option exercises for the three months ended March 31, 2008 and 2007 was $52,000 and $97,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $14,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively.

10.  Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," we will delay application of SFAS 157 for non-financial assets, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities Available for Sale - Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Securities available for sale	$6,361	$875,997	$–	$882,358

11.  Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).”  SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R is expected to have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159, issued by the Financial Accounting Standards Board (“FASB”) in February 2007, allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  We adopted SFAS 159 on January 1, 2008.  We did not identify any financial assets or liabilities for which we elected the fair value option.  In future periods, we will consider if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008 and it did not have a material impact on our consolidated financial statements.

Emerging Issues Task Force Consensuses

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.”  Under the guidance, the purchase of an endorsement type policy does not constitute a settlement since the policy does not qualify as nonparticipating because the policyholders are subject to the favorable and unfavorable experience of the insurance company.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  We adopted EITF 06-4 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment was $351,000.

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

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on our financial statements.

12.  Off-Balance-Sheet Arrangements, Commitments and Contingencies

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

We had outstanding unused commitments to extend credit of $130.0 million and $108.0 million at March 31, 2008 and 2007, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve were $8.6 million for both March 31, 2008 and 2007, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.8 million and $3.4 million at March 31, 2008 and 2007, respectively.

The scheduled maturities of unused commitments as of March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007
Unused commitments:
Due in one year or less	$80,982	$79,520
Due after one year	48,998	28,513
Total	$129,980	$108,033

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, oil, gas and mineral interests, inventory and property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed or equipment replaced with new leased equipment as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $6.9 million of unsettled trades to purchase and $19.3 million of unsettled trades to sell securities at March 31, 2008.  At December 31, 2007, there were $6.1 million unsettled trades to sell securities.  There were no unsettled trades to purchase securities at December 31, 2007.

Litigation. We are subject to litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position and results of operations or our liquidity.

13.  Variable Interest Entities

Effective December 31, 2003, we adopted FASB Interpretation No. 46 (R) (“FIN 46 (R)”), Consolidation of Variable Interest Entities in connection with our consolidated financial statements.  FIN 46 (R) requires companies to consolidate “variable interest entities” (“VIEs”) if those companies are the primary beneficiaries of those VIEs.

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, Southside Financial Group, LLC (“SFG”) was formed and is considered a VIE in accordance with FIN 46 (R).  Venue has 50% ownership rights and 51% voting rights of SFG based on their investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank in accordance with FIN 46 (R).

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of March 31, 2008, SFG had purchased approximately $63.5 million in automobile loan portfolios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K for the year ended December 31, 2007.

We reported an increase in net income for the three months ended March 31, 2008 compared to the same period in 2007.  Net income for the three months ended March 31, 2008 was $5.5 million, compared to $3.8 million, for the same period in 2007.

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
in which we operate, including, without limitation, the recent deterioration of the subprime, mortgage, credit and liquidity markets, which could cause compression of the Company’s net interest margin;
•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the Federal Reserve’s actions with respect to interest rates;

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

•	unexpected outcomes of existing or new litigation involving us;
•	changes impacting the leverage strategy;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;
•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices;
•	the costs and effects of unanticipated litigation;
•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;
•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;
•	increases in the Company’s non-performing assets;
•	the Company’s ability to maintain adequate liquidity to fund its operations and growth; and
•	failure of assumptions underlying allowance for loan losses and other estimates.

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

As of March 31, 2008, our review of the loan portfolio indicated that a loan loss allowance of $10.6 million was adequate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements”, as presented in “Note 10 – Fair Value Measurement” in the accompanying Notes to Financial Statements included in this report.  The estimation of fair value is significant to a number of our assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves. Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.

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

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 14 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the Plan at December 31, 2007.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2008, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.25%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2008 and 2007, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and issuing brokered certificates of deposits (“CDs”). These funds are invested primarily in agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in agency mortgage-backed and municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of risks related to interest rates.  During the first half of 2007, the interest rate yield curve was relatively flat to only slightly positively sloped.  During the second half of 2007, the Federal Reserve decreased the overnight federal funds rate by 100 basis points while at the same time short-term U. S. Treasury interest rates decreased more than long-term U. S. Treasury interest rates.  These changes during 2007 resulted in a positively sloped U. S. Treasury yield curve at December 31, 2007.  During the first quarter ended March 31, 2008, the Federal Reserve decreased the overnight federal funds rate by 200 basis points resulting in a more positively sloped yield curve at March 31, 2008 than existed at December 31, 2007.  Our asset structure, net interest spread and net interest margin require an increase in the need to monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

The management of the securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended March 31, 2008, credit and volatility spreads remained wide which, combined with the steeper yield curve, led to buying opportunities in agency mortgage-backed securities and municipal securities.  While loan growth during the quarter was adequate, the buying opportunities for securities resulted in an increase in securities as a percentage of assets.  At March 31, 2008, the securities portfolio as a percentage of total assets increased to 48.4% from 47.8% at December 31, 2007 primarily due to an increase in investment securities that exceeded the growth in loans during the quarter.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by changes in our loan and deposit levels during the second quarter of 2008 as well as the availability of attractive investment opportunities.  During the quarter ended March 31, 2008, we increased our investment and mortgage-backed securities approximately $38.5 million as investment and mortgage-backed securities increased from $1.028 billion at December 31, 2007 to $1.066 billion at March 31, 2008.  Our leverage strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources we currently utilize.  Our FHLB borrowings at March 31, 2008 increased 32.0%, or $140.9 million, to $581.0 million from $440.0 million at December 31, 2007 primarily as a result of a decrease in brokered CDs and an increase in securities.  At December 31, 2007, our callable brokered CDs totaled $123.4 million and our other brokered CDs, all of which were acquired through Fort Worth National Bank, were $9.5 million, for total brokered CDs of $132.9 million.  Due to the significant decrease in interest rates, including brokered CD rates during the first quarter of 2008, we called approximately $91.3 million of the callable brokered CDs and the calls for the callable brokered CDs maturing during April were also exercised.  During April 2008 remaining calls associated with the callable brokered CDs maturing in May 2008 were exercised.  During the first quarter, another $2.8 million of brokered CDs issued by Fort Worth National Bank matured.  As we integrate our funds management processes, the Banks will likely issue similar structures of brokered CDs when needed.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at that time by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   We replaced all of the long-term callable brokered CDs that were called or will be called with long-term funding with long-term FHLB borrowings.  For the quarter ended March 31, 2008, the large increase in FHLB borrowings more than offset the decrease in brokered CDs and resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 41.0% at December 31, 2007, to 44.2% at March 31, 2008.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the three months ended March 31, 2008 was $15.4 million, an increase of $5.3 million, or 53.3%, when compared to the same period in 2007.  Average interest earning assets increased $285.0 million, or 16.1%, to $2.05 billion, the net interest spread increased from 1.67% for the three months ended March 31, 2007 to 2.55% for the same period in 2008, and the net interest margin increased from 2.47% for the three months ended March 31, 2007 to 3.22% for the same period in 2008.  Net interest income increased as a result of increases in our average earning assets, net interest spread and net interest margin during the three months of 2008 when compared to the same period in 2007.

During the three months ended March 31, 2008, average loans increased $210.5 million, or 27.5%, to $976.1 million, compared to $765.6 million for the same period in 2007.  Approximately half of this increase is the result of the Fort Worth National Bank loans acquired on October 10, 2007.  Automobile loans purchased through SFG represent the next largest part of this increase.  The average yield on loans increased from 6.90% for the three months ended March 31, 2007 to 7.77% for the three months ended March 31, 2008.  The increase in interest income on loans of $5.8 million, or 46.2%, to $18.3 million for the three months ended March 31, 2008, when compared to $12.5 million for the same period in 2007, was the result of an increase in average loans and the average yield.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio, the addition of higher yielding subprime automobile loan portfolios purchased during the second half of 2007 and first quarter of 2008 and the higher yielding Fort Worth National Bank loan portfolio acquired October 10, 2007.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $69.6 million, or 7.2%, to $1.04 billion, for the three months ended March 31, 2008, when compared to $971.9 million for the same period in 2007.  The increase was the result of securities purchased due to buying opportunities available during the last half of 2007 and the first quarter ended March 31, 2008.  The overall yield on average investment and mortgage-backed securities increased to 5.38% during the three months ended March 31, 2008, from 5.21% during the same period in 2007.  Interest income on investment and mortgage-backed securities for the three months ended March 31, 2008 increased $1.2 million, or 9.7%, to $13.5 million compared to $12.3 million for the same period in 2007.  The increase in interest income for the three month period ending March 31, 2008 was due to the increase in the average balance and the increase in the average yield.  The increase in the average yield primarily reflects purchases of higher-yielding securities combined with reinvestment of proceeds from lower-yielding matured securities into higher-yielding securities.  This was due primarily to increased credit and volatility spreads.  A return to lower long-term interest rate levels similar to that experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments decreased $312,000, or 1.2%, to $25.0 million, for the three months ended March 31, 2008 when compared to $25.3 million for the same period in 2007.  The average yield on FHLB stock and other investments decreased to 4.22% for the three months ended March 31, 2008, when compared to 5.93% for the same period in 2007 due to the lower average short-term interest rates.  Interest income from our FHLB stock and other investments decreased $108,000, or 29.2%, to $262,000 for the three months ended March 31, 2008, when compared to $370,000 for the same period in 2007 due to a decrease in the average balance and average yield.

Average federal funds sold and other interest earning assets increased $5.6 million, or 194.8%, to $8.5 million, for the three months ended March 31, 2008, when compared to $2.9 million for the same period in 2007.  Interest income from federal funds sold and other interest earning assets increased $31,000, or 86.1%, for the three months ended March 31, 2008, when compared to the same period in 2007, as a result of the increase in the average balance, which more than offset the decrease in the average yield from 5.05% in 2007 to 3.16% in 2008.

Total interest expense increased $1.6 million, or 10.2%, to $16.7 million during the three months ended March 31, 2008 as compared to $15.2 million during the same period in 2007.  Included in interest expense on deposits was approximately $560,000 of interest expense associated with exercising the calls on the callable brokered CDs during the first quarter ended March 31, 2008.  The increase in interest expense was primarily attributable to an increase in the average balance which more than offset a decrease in the yield on interest bearing liabilities from 4.28% for the three months ended March 31, 2007 to 3.94% for the three months ended March 31, 2008.  Average interest bearing liabilities increased $268.8 million, or 18.7%, for the three months ended March 31, 2008 as compared to the same period in 2007.

Average interest bearing deposits increased $155.1 million, or 15.9%, to $1.13 billion during the three months ended March 31, 2008, when compared to $973.0 million for the same period in 2007, while the average rate paid decreased from 3.99% for the three month period ended March 31, 2007 to 3.83% for the same period in 2008. The increase in our average total deposits is the result of overall bank growth, branch expansion and the acquisition of Fort Worth National Bank.  Interest expense for interest bearing deposits for the three months ended March 31, 2008 increased $1.2 million, or 12.4%, when compared to the same period in 2007 due to the increase in the average balance which more than offset the decrease in the average rate paid.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, increased $30.0 million, or 9.1%, to $360.0 million for the three months ended March 31, 2008, when compared to $330.0 million for the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $646,000, or 16.4%, and the average rate paid decreased 116 basis points to 3.69% for the three month period ended March 31, 2008 when compared to 4.85% for the same period in 2007.   The decrease in the interest expense for the three month period ended March 31, 2008 when compared to 2007 was due to the decrease in the average rate paid, which more than offset the increase in the average balance.

Average long-term interest bearing liabilities consisting of FHLB advances increased $44.0 million, or 38.9%, during the three months ended March 31, 2008 to $157.1 million as compared to $113.1 million for the three months ended March 31, 2007.  The increase in the average long-term FHLB advances occurred primarily as a result of our decision to call outstanding brokered CDs and replace with FHLB borrowings.  Interest expense associated with long-term FHLB advances increased $354,000, or 28.7%, while the average rate paid decreased 36 basis points to 4.06% for the three months ended March 31, 2008 when compared to 4.42% for the same period in 2007.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of Fort Worth Bancshares, Inc., was $60.3 million for the three months ended March 31, 2008 compared to $20.6 million for the three months ended March 31, 2007.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc., which occurred on October 10, 2007.  Interest expense increased $657,000, or 153.5%, to $1.1 million for the three months ended March 31, 2008 when compared to $428,000 for the same period in 2007 primarily as a result of the increase in the average balance during the three months ended March 31, 2008 when compared to the same period in 2007.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trusts IV and the $12.9 million of long-term debentures issued to Southside Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of Fort Worth Bancshares, Inc., adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2008			March 31, 2007
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$976,099	$18,855	7.77%	$765,575	$13,021	6.90%
Loans Held For Sale	2,849	31	4.38%	3,303	41	5.03%
Securities:
Investment Securities (Taxable)(4)	61,115	680	4.48%	68,262	836	4.97%
Investment Securities (Tax-Exempt)(3)(4)	76,952	1,290	6.74%	41,040	723	7.14%
Mortgage-backed and Related Securities (4)	903,436	11,973	5.33%	862,621	10,934	5.14%
Total Securities	1,041,503	13,943	5.38%	971,923	12,493	5.21%
FHLB stock and other investments, at cost	24,985	262	4.22%	25,297	370	5.93%
Interest Earning Deposits	1,534	15	3.93%	552	7	5.14%
Federal Funds Sold	6,984	52	2.99%	2,337	29	5.03%
Total Interest Earning Assets	2,053,954	33,158	6.49%	1,768,987	25,961	5.95%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	48,081			45,106
Bank Premises and Equipment	39,991			32,547
Other Assets	88,781			43,813
Less: Allowance for Loan Loss	(10,020)			(7,236)
Total Assets	$2,220,787			$1,883,217
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$53,927	172	1.28%	$51,168	164	1.30%
Time Deposits	597,942	7,482	5.03%	532,308	6,361	4.85%
Interest Bearing Demand Deposits	476,241	3,101	2.62%	389,542	3,040	3.16%
Total Interest Bearing Deposits	1,128,110	10,755	3.83%	973,018	9,565	3.99%
Short-term Interest Bearing Liabilities	360,011	3,300	3.69%	330,037	3,946	4.85%
Long-term Interest Bearing Liabilities – FHLB Dallas	157,085	1,586	4.06%	113,053	1,232	4.42%
Long-term Debt (5)	60,311	1,085	7.24%	20,619	428	8.30%
Total Interest Bearing Liabilities	1,705,517	16,726	3.94%	1,436,727	15,171	4.28%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	351,686			315,381
Other Liabilities	24,728			18,460
Total Liabilities	2,081,931			1,770,568

Minority Interest in SFG	679			-

SHAREHOLDERS’ EQUITY	138,177			112,649
Total Liabilities and Shareholders’ Equity	$2,220,787			$1,883,217
NET INTEREST INCOME		$16,432			$10,790
NET YIELD ON AVERAGE EARNING ASSETS			3.22%			2.47%
NET INTEREST SPREAD			2.55%			1.67%
(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $590 and $548 for the three months ended March 31, 2008 and 2007, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $472 and $216 for the three months ended March 31, 2008 and 2007, respectively.
(4)  For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
(5)  Represents junior subordinated debentures issued by us to Southside Statutory Trust III, IV, and V in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities, Southside Statutory Trust IV of $22.5 million of trust preferred securities, Southside Statutory Trust V of $12.5 million of trust preferred securities and junior subordinated debentures issued by Fort Worth Bancshares, Inc. to Magnolia Trust Company I in connection with the issuance by Magnolia Trust Company I of $3.5 million of trust preferred securities.

Note: As of March 31, 2008 and 2007, loans totaling $6,565 and $1,261, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources that include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance, brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $8.7 million for the three months ended March 31, 2008 compared to $6.1 million for the same period in 2007, an increase of $2.6 million, or 41.8%.  During the three months ended March 31, 2008, we had gains on the sale of AFS securities of $2.1 million compared to gains of $429,000 for the same period in 2007.  The market value of the AFS securities portfolio at March 31, 2008 was $882.4 million with a net unrealized gain on that date of $14.7 million.  The net unrealized gain is comprised of $16.2 million in unrealized gains and $1.5 million in unrealized losses.  The market value of the HTM securities portfolio at March 31, 2008 was $186.4 million with a net unrealized gain on that date of $2.4 million.  The net unrealized gain is comprised of $2.4 million in unrealized gains and $56,000 in unrealized losses.  During the three months ended March 31, 2008, we primarily sold specific lower coupon mortgage-backed securities where the risk reward profile had changed.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns or the risk reward profile based on price.

Deposit services income increased $489,000, or 12.4%, for the three months ended March 31, 2008, when compared to the same period in 2007, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $129,000, or 27.8%, for the three months ended March 31, 2008, when compared to the same period in 2007 due to growth experienced in our trust department.

Gain on sale of loans increased $120,000, or 34.8%, for the three months ended March 31, 2008, when compared to the same period in 2007.  The increase was due primarily to increases in mortgage loans sold during 2008 and the sale of selected loans from a pool of automobile loans purchased by SFG at a gain of $100,000.

Bank owned life insurance income (“BOLI”) increased $46,000, or 17.4%, for the three months ended March 31, 2008, when compared to the same period in 2007 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

Other noninterest income increased $117,000, or 16.5%, for the three months ended March 31, 2008, when compared to the same period in 2007.  The increases for the three months ended March 31, 2008 were primarily a result of increases in brokerage services income, credit card fee income, and merchant banking income combined with increases associated with the Fort Worth National Bank acquisition.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $14.4 million for the three months ended March 31, 2008, compared to $11.2 million for the same period in 2007, representing an increase of $3.1 million, or 27.7%.

Salaries and employee benefits expense increased $1.6 million, or 22.6%, during the three months ended March 31, 2008, when compared to the same period in 2007.  Direct salary expense and payroll taxes increased $1.4 million, or 23.9%, during the three months ended March 31, 2008, respectively, when compared to the same period in 2007.  The increase for the three months ended March 31, 2008, was primarily the result of salary expense associated with the addition of Fort Worth National Bank and SFG and normal salary increases for Southside Bank.

Retirement expense, included in salary and benefits, decreased $43,000, or 8.7%, for the three months ended March 31, 2008, when compared to the same period in 2007, primarily as a result of the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2008 when compared to 2007.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was increased to 6.25%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $211,000, or 36.7%, for the three months ended March 31, 2008, when compared to the same period in 2007 primarily due to increased health claims expense.  We have a self-insured health plan that is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2008.

Occupancy expense increased $220,000, or 18.8%, for the three months ended March 31, 2008, when compared to the same period in 2007 due primarily to the acquisition of Fort Worth National Bank and SFG combined with two de novo branches opened during 2007.

Equipment expense increased $84,000, or 36.8%, for the three months ended March 31, 2008, compared to the same period in 2007 as a result of various increases on equipment service contracts, two new branches during 2007 and the acquisition of Fort Worth National Bank.

ATM and debit card expense increased $34,000, or 13.4%, for the three months ended March 31, 2008, compared to the same period in 2007 primarily as a result of the acquisition of Fort Worth National Bank combined with overall growth in Southside’s usage.

Director fees increased $17,000, or 13.4%, for the three months ended March 31, 2008, compared to the same period in 2007 as a result of the addition of two new advisory directors at Southside Bank, director fees at Fort Worth National Bank and additional meetings during the comparable periods.

Professional fees increased $123,000, or 39.5%, for the three months ended March 31, 2008, compared to the same period in 2007 as a result of increases in legal fees.

When comparing the three months ended March 31 2008 to the same period in 2007, the following expense categories experienced increases as a direct result of the acquisition of Fort Worth National Bank and investment in SFG:  advertising, travel and entertainment increased $43,000, or 10.2%; supplies increased $29,000, or 19.6%; postage increased $36,000, or 24.3% and telephone and communications increased $67,000, or 35.1%.

Other expense increased $853,000, or 75.1%, for the three months ended March 31, 2008, compared to the same period in 2007.  The increase occurred primarily due to increases in computer fees, FDIC insurance, computer supplies, brokerage services expense and student loan origination and lender fee expense and the acquisition of Fort Worth National Bank and investment in SFG.

Income Taxes

Pre-tax income for the three months ended March 31, 2008 was $7.5 million, compared to $4.8 million, for the same period in 2007.

Income tax expense was $1.9 million for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007.  The effective tax rate as a percentage of pre-tax income was 25.9% for the three months ended March 31, 2008, compared to 21.8% for the three months ended March 31, 2007.

The increase in the effective tax rate and income tax expense for the three months ended March 31, 2008 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2007.

Capital Resources

Our total shareholders' equity at March 31, 2008, was $142.1 million, representing an increase of $9.8 million from December 31, 2007, and represented 6.3% of total assets at March 31, 2008 compared to 6.0% of total assets at December 31, 2007.

Increases to shareholders’ equity consisted of net income of $5.5 million, the issuance of $264,000 in common stock (18,634 shares) through our incentive stock option and dividend reinvestment plans and an increase in accumulated other comprehensive income of $5.9 million, which more than offset $1.6 million in dividends paid.

On March 19, 2008, our board of directors declared a 5% stock dividend to common stock shareholders of record April 10, 2008, payable on April 28, 2008.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of March 31, 2008, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$186,413	16.85%	$88,518	8.00%	N/A	N/A
Southside Bank Only	$164,501	16.44%	$80,048	8.00%	$100,060	10.00%
Fort Worth National Bank Only	$16,627	15.64%	$8,504	8.00%	$10,631	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$164,298	14.85%	$44,259	4.00%	N/A	N/A
Southside Bank Only	$155,029	15.49%	$40,024	4.00%	$60,036	6.00%
Fort Worth National Bank Only	$15,417	14.50%	$4,252	4.00%	$6,378	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$164,298	7.52%	$87,403	4.00%	N/A	N/A
Southside Bank Only	$155,029	7.58%	$81,851	4.00%	$102,314	5.00%
Fort Worth National Bank Only	$15,417	11.21%	$5,499	4.00%	$6,874	5.00%

As of March 31, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$154,977	18.51%	$66,988	8.00%	N/A	N/A
Southside Bank Only	$150,742	18.00%	$66,985	8.00%	$83,732	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$147,716	17.64%	$33,494	4.00%	N/A	N/A
Southside Bank Only	$143,481	17.14%	$33,493	4.00%	$50,239	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$147,716	7.85%	$75,295	4.00%	N/A	N/A
Southside Bank Only	$143,481	7.63%	$75,267	4.00%	$94,084	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2008, these investments were 17.7% of total assets compared to 15.8% at March 31, 2007.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Two $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank and TIB - The Independent Bankers Bank, respectively.  Fort Worth National Bank has one unsecured line of credit for the purchase of federal funds of $2.5 million with Frost Bank.  At March 31, 2008, there were no federal funds purchased.  At March 31, 2008, the amount of additional funding Southside Bank and Fort Worth National Bank could obtain from FHLB using unpledged securities at FHLB was approximately $226 million and $45 million, respectively,  net of FHLB stock purchases required.  Southside Bank obtained a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of new interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios, interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges throughout the state of Texas.  Through Southside Financial Group, LLC (“SFG”), we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2008	2007	2007

Real Estate Loans:
Construction	$101,574	$96,356	$44,256
1-4 Family Residential	240,856	237,888	225,843
Other	205,513	211,280	180,321
Commercial Loans	156,137	154,171	120,420
Municipal Loans	119,015	112,523	107,080
Loans to Individuals	157,784	149,012	88,454
Total Loans	$980,879	$961,230	$766,374

Construction loans increased $5.2 million, or 5.4%, to $101.6 million for the three month period ended March 31, 2008 from $96.4 million at December 31, 2007, and $57.3 million, or 129.5%, from $44.3 million at March 31, 2007.  The increase in construction loans during the period ended March 31, 2008 over the same period in 2007 is primarily due to advances on commercial construction loans in our market areas and the acquisition of Fort Worth National Bank.  Our 1-4 family residential mortgage loans increased $3.0 million, or 1.2%, to $240.9 million for the three month period ended March 31, 2008 from $237.9 million at December 31, 2007, and $15.0 million, or 6.6%, from $225.8 million at March 31, 2007. Commercial loans increased $2.0 million, or 1.3%, to $156.1 million for the three month period ended March 31, 2008 from $154.2 million at December 31, 2007, and $35.7 million, or 29.7%, from $120.4 million at March 31, 2007. Municipal loans increased $6.5 million, or 5.8%, to $119.0 million for the three month period ended March 31, 2008 from $112.5 million at December 31, 2007, and $11.9 million, or 11.1%, from $107.1 million at March 31, 2007.  Loans to individuals, which includes SFG loans, increased $8.8 million, or 5.9%, to $157.8 million for the three month period ended March 31, 2008 from $149.0 million at December 31, 2007, and $69.3 million, or 78.4%, from $88.5 million at March 31, 2007, primarily as a result of pools of automobile loans purchased by SFG.

Commercial real estate loans decreased $5.8 million, or 2.7% to $205.5 million for the three month period ended March 31, 2008 from $211.3 million at December 31, 2007, and increased $25.2 million, or 14.0%, from $180.3 million at March 31, 2007.

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

As of March 31, 2008, our review of the loan portfolio indicated that a loan loss allowance of $10.6 million was adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2008, loan charge-offs were $1.9 million and recoveries were $477,000, resulting in net charge-offs of $1.4 million.  For the three months ended March 31, 2007, loan charge-offs were $593,000 and recoveries were $544,000, resulting in net charge-offs of $49,000.  The increase in net charge-offs was primarily related to the SFG automobile loans purchased.  The necessary provision expense was estimated at $2.2 million for the three months ended March 31, 2008, compared to $117,000 for the comparable period in 2007. The increase in provision expense for the three months ended March 31, 2008 compared to the same period in 2007 was primarily a result of the increase in the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.

Nonperforming Assets

Nonperforming assets consist of delinquent loans 90 days or more past due, nonaccrual loans, other real estate owned (“OREO”), repossessed assets and restructured loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current valuation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31, 2008	At December 31, 2007	At March 31, 2007

Nonaccrual loans	$6,565	$2,913	$1,261
Loans 90 days past due	859	400	173
Restructured loans	182	225	193
Other real estate owned	121	153	35
Repossessed assets	406	255	54
Total Nonperforming Assets	$8,133	$3,946	$1,716

Total nonperforming assets at March 31, 2008 were $8.1 million, an increase of $4.2 million, or 106.1%, from $3.9 million at December 31, 2007 and an increase of $6.4 million, or 374.0%, from $1.7 million at March 31, 2007.  Approximately $3.8 million of the nonperforming assets at March 31, 2008, represented one commercial loan relationship and one commercial real estate loan relationship placed on nonaccrual during the quarter. Approximately $621,000 of the nonperforming assets at March 31, 2008 represented one commercial real estate loan relationship 90 days past due.  Based on information currently available, we do not believe we will have any significant nonreserved losses.  From December 31, 2007 to March 31, 2008, nonaccrual loans increased $3.7 million, or 125.4%, to $6.6 million and from March 31, 2007, increased $5.3 million, or 420.6%.   Of the total nonaccrual loans at March 31, 2008, 2.4% are residential real estate loans, 36.0% are commercial real estate loans, 30.0% are commercial loans, 31.5% are loans to individuals and 0.1% are construction loans.  OREO decreased $32,000, or 20.9%, to $121,000 at March 31, 2008 from $153,000 at December 31, 2007 and increased $86,000, or 245.7%, from $35,000 at March 31, 2007.  All of the OREO at March 31, 2008, consisted of residential dwellings.  We actively market all properties and none are held for investment purposes.  Loans 90 days or more past due increased $459,000, or 114.8%, to $859,000 at March 31, 2008 from $400,000 at December 31, 2007 and $686,000, or 396.5%, from $173,000 at March 31, 2007.  Repossessed assets increased $151,000, or 59.2%, to $406,000 at March 31, 2008 from $255,000 at December 31, 2007 and $352,000, or 651.9%, from $54,000 at March 31, 2007.  The increase in repossessed assets at March 31, 2008 was attributable to SFG automobile loan pools.  Restructured loans decreased $43,000, or 19.1%, to $182,000 at March 31, 2008 from $225,000 at December 31, 2007 and $11,000, or 5.7%, from $193,000 at March 31, 2007.

Expansion

We did not open any new locations during the three months ended March 31, 2008.

Accounting Pronouncements

See “Note 11 - Accounting Pronouncements” in our financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements and Factors that Could Affect Future Results” included in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in the 2007 Form 10-K.  There have been no significant changes in the types of market risks faced by the Company since December 31, 2007.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  The Company utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next twelve months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances on net interest income of 3.99% and 3.30%, respectively, relative to the base case over the next twelve months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.7% and 3.9%, respectively, relative to the base case over the next twelve moths.  As of March 31, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 7.18% and 9.54%, respectively, relative to the base case over twelve months, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 4.09% and 3.81%, respectively, relative to the base case over the next twelve months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the Securities Exchange Act of 1934 and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at March 31, 2008 such litigation is not material to our financial position or results of operations.

ITEM 1A.                   RISK FACTORS

Information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

10(a)	–
Agreement and Plan of Merger, dated May 17, 2007, as amended, by and among Southside Bancshares, Inc. Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc. (filed as exhibit 10(a) to the Registrant’s Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference).

*10(n)	–	Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc.

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 8, 2008

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: May 8, 2008

Exhibit Index

     Exhibit
    Number                                Description

10(n)	Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The certifications attached as Exhibit 32 accompany this quarterly Report on Form 10-Q and are “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.