Form 10-Q
period 2008-06-30
SOUTHSIDE BANCSHARES INC
filed 2008-08-05
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 25, 2008 was 13,892,083 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$63,848	$74,040
Interest earning deposits	401	1,414
Federal funds sold	2,150	550
Total cash and cash equivalents	66,399	76,004
Investment securities:
Available for sale, at estimated fair value	110,581	109,928
Held to maturity, at cost	477	475
Mortgage-backed and related securities:
Available for sale, at estimated fair value	851,331	727,553
Held to maturity, at cost	173,453	189,965
Federal Home Loan Bank and FRB stock, at cost	28,859	19,850
Other investments, at cost	2,067	2,069
Loans held for sale	2,792	3,361
Loans:
Loans	978,269	961,230
Less: allowance for loan loss	(11,527)	(9,753)
Net Loans	966,742	951,477
Premises and equipment, net	39,881	40,249
Goodwill	22,034	21,639
Other intangible assets, net	1,694	1,925
Interest receivable	12,363	11,784
Deferred tax asset	6,227	4,320
Other assets	38,888	35,723
TOTAL ASSETS	$2,323,788	$2,196,322
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$411,213	$357,083
Interest bearing	1,086,859	1,173,408
Total Deposits	1,498,072	1,530,491
Short-term obligations:
Federal funds purchased and repurchase agreements	9,245	7,023
FHLB advances	212,956	353,792
Other obligations	2,500	2,500
Total Short-term obligations	224,701	363,315
Long-term obligations:
FHLB advances	362,584	86,247
Long-term debt	60,311	60,311
Total Long-term obligations	422,895	146,558
Other liabilities	36,844	23,132
TOTAL LIABILITIES	2,182,512	2,063,496

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Minority interest in Southside Financial Group	287	498

Shareholders' equity:
Common stock - $1.25 par, 20,000,000 shares authorized, 15,623,653 shares
issued in 2008 and 14,865,134 shares issued in 2007	19,529	18,581
Paid-in capital	129,620	115,250
Retained earnings	22,290	26,187
Treasury stock (1,731,570 and 1,724,857 shares at cost)	(23,115)	(22,983)
Accumulated other comprehensive loss	(7,335)	(4,707)
TOTAL SHAREHOLDERS' EQUITY	140,989	132,328

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,323,788	$2,196,322

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$17,767	$12,733	$36,063	$25,247
Investment securities – taxable	390	616	1,070	1,452
Investment securities – tax-exempt	1,160	505	1,978	1,012
Mortgage-backed and related securities	12,020	10,163	23,993	21,097
Federal Home Loan Bank stock and other investments	214	330	476	700
Other interest earning assets	24	33	91	69
Total interest income	31,575	24,380	63,671	49,577
Interest expense
Deposits	7,868	10,025	18,623	19,590
Short-term obligations	1,839	2,776	5,139	6,722
Long-term obligations	3,973	1,518	6,644	3,178
Total interest expense	13,680	14,319	30,406	29,490
Net interest income	17,895	10,061	33,265	20,087
Provision for loan losses	2,947	217	5,186	334
Net interest income after provision for loan losses	14,948	9,844	28,079	19,753
Noninterest income
Deposit services	4,667	4,270	9,084	8,198
Gain on securities available for sale	3,660	6	5,752	435
Gain on sale of loans	847	724	1,312	1,069
Trust income	619	576	1,212	1,040
Bank owned life insurance income	758	268	1,068	532
Other	736	818	1,561	1,526
Total noninterest income	11,287	6,662	19,989	12,800
Noninterest expense
Salaries and employee benefits	8,806	7,298	17,519	14,402
Occupancy expense	1,427	1,190	2,815	2,358
Equipment expense	329	242	641	470
Advertising, travel & entertainment	496	449	960	870
ATM and debit card expense	304	242	592	496
Director fees	147	141	291	268
Supplies	206	188	383	336
Professional fees	353	240	787	551
Postage	182	155	366	303
Telephone and communications	257	193	515	384
Other	1,974	1,118	3,963	2,254
Total noninterest expense	14,481	11,456	28,832	22,692

Income before income tax expense	11,754	5,050	19,236	9,861
Provision for income tax expense	3,223	463	5,159	1,511
Net Income	$8,531	$4,587	$14,077	$8,350
Earnings per common share –basic	$0.62	$0.33	$1.02	$0.61
Earnings per common share –diluted	$0.60	$0.32	$0.99	$0.59
Dividends declared per common share	$0.13	$0.12	$0.25	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Share-holders Equity

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$8,350			8,350			8,350
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(1,533)					(1,533)	(1,533)
Adjustment to net periodic benefit cost (see Note 3)	173					173	173
Comprehensive income	$6,990
Common stock issued (108,634 shares)		137	788				925
Stock compensation expense			14				14
Tax benefit of incentive stock options			21				21
Dividends paid on common stock				(2,927)			(2,927)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			-
Balance at June 30, 2007		$18,507	$114,462	$21,392	$(22,983)	$(15,884)	$115,494

Balance at December 31, 2007		$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$132,328
Net Income	$14,077			14,077			14,077
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(2,913)					(2,913)	(2,913)
Adjustment to net periodic benefit cost (see Note 3)	285					285	285
Comprehensive income	$11,449
Common stock issued (99,306 shares)		124	796				920
Stock compensation expense			7				7
Tax benefit of incentive stock options			145				145
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (see Note 11)				(351)			(351)
Dividends paid on common stock				(3,377)			(3,377)
Purchase of 6,713 shares of common stock					(132)		(132)
Stock dividend		824	13,422	(14,246)			-
Balance at June 30, 2008		$19,529	$129,620	$22,290	$(23,115)	$(7,335)	$140,989

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$14,077	$8,350
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,209	1,085
Amortization of premium	3,667	2,445
Accretion of discount and loan fees	(1,900)	(1,314)
Provision for loan losses	5,186	334
Stock compensation expense	7	14
(Increase) decrease in interest receivable	(579)	189
(Increase) decrease in other assets	(1,457)	1,585
Net change in deferred taxes	(382)	(1,077)
Decrease in interest payable	(638)	(134)
Increase (decrease) in other liabilities	1,886	(434)
Decrease (increase) in loans held for sale	569	(1,133)
Gain on securities available-for-sale	(5,752)	(435)
Loss on sale of assets	18	-
Loss on sale of other real estate owned	86	1
Earnings allocated to minority interest	196	-
Net cash provided by operating activities	16,193	9,476

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	73,858	4,953
Proceeds from sales of mortgage-backed securities available for sale	148,645	51,430
Proceeds from maturities of investment securities available for sale	64,505	57,891
Proceeds from maturities of mortgage-backed securities available for sale	62,586	50,874
Proceeds from maturities of mortgage-backed securities held to maturity	17,776	20,596
Proceeds from redemption of Federal Home Loan Bank stock	619	10,729
Purchases of investment securities available for sale	(136,184)	(51,789)
Purchases of mortgage-backed securities available for sale	(326,961)	(60,474)
Purchases of mortgage-backed securities held to maturity	(1,664)	(2,180)
Purchases of Federal Home Loan Bank stock and other investments	(9,626)	(654)
Net increase in loans	(22,266)	(10,048)
Purchases of premises and equipment	(1,201)	(3,712)
Proceeds from sales of premises and equipment	358	-
Proceeds from sales of other real estate owned	139	334
Proceeds from sales of repossessed assets	2,108	191
Net cash (used in) provided by investing activities	(127,308)	68,141

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2008	2007
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	88,978	21,773
Net (decrease) increase in certificates of deposit	(122,340)	31,944
Net increase (decrease) in federal funds purchased and repurchase agreements	2,222	(5,675)
Proceeds from FHLB Advances	9,423,627	2,786,999
Repayment of FHLB Advances	(9,288,126)	(2,909,400)
Net capital distributions from minority interest investment in consolidated entities	(407)	-
Tax benefit of incentive stock options	145	21
Purchases of common stock	(132)	(133)
Proceeds from the issuance of common stock	920	925
Dividends paid	(3,377)	(2,927)
Net cash provided by (used in) financing activities	101,510	(76,473)

Net (decrease) increase in cash and cash equivalents	(9,605)	1,144
Cash and cash equivalents at beginning of period	76,004	55,012
Cash and cash equivalents at end of period	$66,399	$56,156

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$31,044	$29,624
Income taxes paid	5,425	2,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$3,484	$197
Payment of 5% stock dividend	14,246	13,679
Adjustment to pension liability	(262)	(262)
Unsettled trades to purchase securities	(17,874)	(941)
Unsettled trades to sell securities	725	-

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

The consolidated balance sheet as of June 30, 2008, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2008 and 2007 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.         Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007
Basic Earnings and Shares:
Net Income	$8,531	$4,587	$14,077	$8,350
Weighted-average basic shares outstanding	13,843	13,688	13,824	13,660

Basic Earnings Per Share:
Net Income	$0.62	$0.33	$1.02	$0.61

Diluted Earnings and Shares:
Net Income	$8,531	$4,587	$14,077	$8,350
Weighted-average basic shares outstanding	13,843	13,688	13,824	13,660
Add: Stock options	347	421	351	442
Weighted-average diluted shares outstanding	14,190	14,109	14,175	14,102

Diluted Earnings Per Share:
Net Income	$0.60	$0.32	$0.99	$0.59

For the three and six month periods ended June 30, 2008 and 2007, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$1,337	$(511)	$826
Less: reclassification adjustment for gains
included in net income	5,752	(2,013)	3,739
Net unrealized losses on securities	(4,415)	1,502	(2,913)
Change in pension plans	262	23	285
Other comprehensive loss	$(4,153)	$1,525	$(2,628)

	Three Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(9,626)	$3,369	$(6,257)
Less: reclassification adjustment for gains
included in net income	3,660	(1,281)	2,379
Net unrealized losses on securities	(13,286)	4,650	(8,636)
Change in pension plans	141	(49)	92
Other comprehensive loss	$(13,145)	$4,601	$(8,544)

	Six Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(1,888)	$642	$(1,246)
Less: reclassification adjustment for gains
included in net income	435	(148)	287
Net unrealized losses on securities	(2,323)	790	(1,533)
Change in pension plans	262	(89)	173
Other comprehensive loss	$(2,061)	$701	$(1,360)

	Three Months Ended June 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(5,556)	$1,889	$(3,667)
Less: reclassification adjustment for gains
included in net income	6	(2)	4
Net unrealized losses on securities	(5,562)	1,891	(3,671)
Change in pension plans	104	(35)	69
Other comprehensive loss	$(5,458)	$1,856	$(3,602)

4.         Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2008 and December 31, 2007, are reflected in the tables below (in thousands):

	June 30, 2008
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,865	$-	$3	$4,862
Government Sponsored Enterprise Debentures	16,367	-	18	16,349
State and Political Subdivisions	83,144	1,334	944	83,534
Other Stocks and Bonds	6,711	-	875	5,836
Mortgage-backed Securities:
U.S. Government Agencies	96,447	1,202	576	97,073
Government Sponsored Enterprises	753,126	4,810	3,678	754,258
Total	$960,660	$7,346	$6,094	$961,912

	June 30, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$477	$9	$-	$486
Mortgage-backed Securities:
U.S. Government Agencies	24,346	76	63	24,359
Government Sponsored Enterprises	149,107	607	352	149,362
Total	$173,930	$692	$415	$174,207

	December 31, 2007
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,880	$8	$2	$4,886
Government Sponsored Enterprise Debentures	31,764	3	8	31,759
State and Political Subdivisions	64,868	1,599	223	66,244
Other Stocks and Bonds	7,586	-	547	7,039
Mortgage-backed Securities:
U.S. Government Agencies	88,937	1,234	451	89,720
Government Sponsored Enterprises	628,768	5,847	1,555	633,060
Other Private Issues	4,773	-	-	4,773
Total	$831,576	$8,691	$2,786	$837,481

	December 31, 2007
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$475	$2	$-	$477
Mortgage-backed Securities:
U.S. Government Agencies	25,965	36	58	25,943
Government Sponsored Enterprises	164,000	501	531	163,970
Total	$190,440	$539	$589	$190,390

The Company concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities.  Additionally, the Company has the ability and the intent to hold such securities through recovery of the unrealized losses.

Investment and mortgage-backed securities with book values of $620.4 million at June 30, 2008 and $496.8 million at December 31, 2007 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

5. Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	June 30,	December 31,
	2008	2007
Real Estate Loans:
Construction	$97,083	$96,356
1-4 Family Residential	240,149	237,888
Other	203,109	211,280
Commercial Loans	167,963	154,171
Municipal Loans	120,194	112,523
Loans to Individuals	149,771	149,012
Total Loans	$978,269	$961,230

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Allowance for Loan Losses

Balance at beginning of period	$10,611	$7,261	$9,753	$7,193
Provision for loan losses	2,947	217	5,186	334
Loans charged off	(2,542)	(616)	(4,400)	(1,209)
Recoveries of loans charged off	511	505	988	1,049
Balance at end of period	$11,527	$7,367	$11,527	$7,367

Reserve for Unfunded Loan Commitments

Balance at beginning of period	$70	$–	$50	$–
Provision for losses on unfunded loan commitments	(64)	–	(44)	–
Balance at end of period	$6	$–	$6	$–

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at June 30, 2008 and $21.6 million at December 31, 2007.  During the first quarter of 2008, we recorded goodwill totaling $395,000 in connection with the acquisition of Fort Worth National Bancshares, Inc.

Core Deposit Intangibles.  Core deposit intangible assets totaled $1.7 million at June 30, 2008 and $1.9 million at December 31, 2007.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of Fort Worth National Bancshares, Inc.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from 4 to 10 years.

For the three and six months ended June 30, 2008, amortization expense related to intangible assets totaled $114,000 and $231,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2008 is as follows (in thousands):

Remainder of 2008	$215
2009	383
2010	319
2011	255
2012	198
Thereafter	324
$1,694

7.	Long-term Obligations

Long-term obligations are summarized as follows:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$362,584	$86,247

Long-term Debt (2)
Southside Bancshares Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$422,895	$146,558

(1)           At June 30, 2008, the weighted average cost of these advances was 3.76%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 5.74063% through September 29, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 4.43813% through August 24, 2008 and adjust quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Service cost	$620	$665	$43	$31
Interest cost	1,212	1,156	114	84
Expected return on assets	(1,495)	(1,264)	–	–
Transition obligation recognition	–	–	–	1
Net loss recognition	208	241	76	42
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$524	$777	$232	$157

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Service cost	$293	$356	$28	$16
Interest cost	594	566	69	39
Expected return on assets	(763)	(631)	–	–
Transition obligation recognition	–	–	–	–
Net loss recognition	95	105	57	10
Prior service credit amortization	(11)	(11)	–	–
Net periodic benefit cost	$208	$385	$154	$65

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2008.  As of June 30, 2008, we had contributed $1.5 million to the defined benefit pension plan, and contributions of $ 40,000 had been made to the post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

A summary of the status of our nonvested shares as of June 30, 2008 is as follows:

	Six Months Ended June 30, 2008
	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	6,030	$4.91
Vested	(6,030)	$4.91
Nonvested at end of period	–	$–

For the six months ended June 30, 2008 and 2007, we recorded approximately $7,000 and $14,000, respectively, of stock-based compensation expense.  As of June 30, 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  At June 30, 2007, there was $20,000 of total unrecognized cost.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of six years; and expected volatility of 28.90%.

Under the ISO Plan, we were authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the ISO Plan expired, awards were granted to selected employees and directors.  No stock options have been available for grant under the ISO Plan since its expiration in March 2003.  Currently, we do not offer stock-based payment programs to our employees.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

A summary of the status of our stock options as of June 30, 2008 and the changes during the six months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	500,510	$5.52	–	–
Exercised	(78,334)	$6.05	–	–
Cancelled	–	$–	–	–
Outstanding at June 30, 2008	422,176	$5.42	1.75	$5,694
Exercisable at June 30, 2008	422,176	$5.42	1.75	$5,694

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the six months ended June 30, 2008 and 2007 were $1.2 million and $1.5 million, respectively.

Cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $342,000 and $360,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $145,000 and $21,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Securities available for sale	$5,364	$956,548	$-	$961,912

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

We had outstanding unused commitments to extend credit of $145.7 million and $118.0 million at June 30, 2008 and 2007, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2008 and 2007 were $8.7 million and $9.3 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.9 million and $3.9 million at June 30, 2008 and 2007, respectively.

The scheduled maturities of unused commitments as of June 30, 2008 and 2007 were as follows (in thousands):

	June 30,
	2008	2007
Unused commitments:
Due in one year or less	$84,096	$87,271
Due after one year	61,578	30,691
Total	$145,674	$117,962

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

Securities. In the normal course of business we buy and sell securities.  There were $17.9 million of unsettled trades to purchase and $725,000 of unsettled trades to sell securities at June 30, 2008.  At December 31, 2007, there were $6.1 million unsettled trades to purchase securities.  There were no unsettled trades to sell securities at December 31, 2007.

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

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, SFG was formed and is considered a VIE in accordance with FIN 46 (R).  Venue has 50% ownership rights and 51% voting rights of SFG based on their investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank in accordance with FIN 46 (R).

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of June 30, 2008, SFG had purchased approximately $63.0 million in automobile loan portfolios.

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

We reported an increase in net income for the three and six months ended June 30, 2008 compared to the same period in 2007.  Net income for the three and six months ended June 30, 2008 was $8.5 million and $14.1 million, respectively, compared to $4.6 million and $8.4 million, respectively, for the same periods in 2007.

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
in which we operate, including, without limitation, the recent deterioration of the subprime, mortgage, credit and liquidity markets, which could cause compression of the Company’s net interest margin, or a decline in the value of the Company’s assets, which could result in realized losses;
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

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;
•	changes impacting the leverage strategy;
•	our ability to monitor interest rate risk;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;
•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices;
•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	credit risks of borrowers, including any increase in those risks due to changing economic conditions;
•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline;
•	increases in the Company’s non-performing assets;
•	the Company’s ability to maintain adequate liquidity to fund its operations and growth; and
•	failure of assumptions underlying allowance for loan losses and other estimates.

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

As of June 30, 2008, our review of the loan portfolio indicated that a loan loss allowance of $11.5 million was adequate to cover probable losses in the portfolio.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2008, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.25%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2008 and 2007, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered certificates of deposit (“CDs”). These funds are invested primarily in U. S. Agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U. S. Agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U. S. Agency mortgage-backed securities and to a lesser extent municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize the leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of risks related to interest rates.  During the first half of 2007, the interest rate yield curve was relatively flat to only slightly positively sloped.  During the second half of 2007 and the first half of 2008, the Federal Reserve decreased the overnight federal funds rate by 325 basis points while at the same time short-term U. S. Treasury interest rates decreased more than long-term U. S. Treasury interest rates.  These changes during 2007 and the first half of 2008 resulted in a positively sloped U. S. Treasury yield curve at June 30, 2008.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended June 30, 2008, credit and volatility spreads remained wide which, combined with the steeper yield curve, led to buying opportunities primarily in U. S. Agency mortgage-backed securities.  While we experienced modest loan growth during the first half of 2008, we took advantage of buying opportunities for securities which resulted in an increase in securities as a percentage of assets.  At June 30, 2008, the securities portfolio as a percentage of total assets increased to 50.2% from 47.8% at December 31, 2007 as the increase in investment securities exceeded the growth in loans during the first six months of 2008.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by the availability of attractive investment opportunities and funding options as well as changes in our loan and deposit levels during the third quarter of 2008.  During the six months ended June 30, 2008, we increased our investment and U. S. Agency mortgage-backed securities approximately $107.9 million as investment and U. S. Agency mortgage-backed securities increased from $1.028 billion at December 31, 2007 to $1.136 billion at June 30, 2008.  During the first six months of 2008, the Company restructured a portion of the securities portfolio by selling lower coupon fixed rate mortgage-backed securities and replacing them with higher coupon fixed rate mortgage-backed securities.  As a result, the coupon of the Company’s fixed rate mortgage-backed securities has increased approximately 30 basis points from December 31, 2007 to approximately 6.00% at June 30, 2008.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and the brokered CDs represent wholesale funding sources we currently have available to utilize.  Our FHLB borrowings at June 30, 2008 increased 30.8%, or $135.5 million, to $575.5 million from $440.0 million at December 31, 2007 primarily as a result of a $127.9 million decrease in brokered CDs and an increase in securities.  At December 31, 2007, our callable brokered CDs totaled $123.4 million and our other brokered CDs, all of which were acquired through Fort Worth National Bank, were $9.5 million, for total brokered CDs of $132.9 million.  Due to the significant decrease in interest rates, including brokered CD rates during the first six months of 2008, we called $123.4 million of the callable brokered CDs.  During the first six months, another $4.5 million of brokered CDs issued by Fort Worth National Bank matured.  As we integrate our funds management processes, the Banks will likely issue similar structures of brokered CDs when needed.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   We replaced the long-term callable brokered CDs with long-term FHLB advances.  For the six months ended June 30, 2008, the increase in FHLB borrowings was almost completely offset by the decrease in brokered CDs while overall deposits, net of brokered deposits, increased which resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 41.0% at December 31, 2007, to 38.9% at June 30, 2008.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the six months ended June 30, 2008 was $33.3 million, an increase of $13.2 million, or 65.6%, when compared to the same period in 2007.  Average interest earning assets increased $338.8 million, or 19.6%, to $2.1 billion, the net interest spread increased from 1.68% for the six months ended June 30, 2007 to 2.80% for the same period in 2008, and the net interest margin increased from 2.52% for the six months ended June 30, 2007 to 3.44% for the same period in 2008.  Net interest income increased as a result of increases in our average earning assets, net interest spread and net interest margin during the six months of 2008 when compared to the same period in 2007.

Net interest income increased $7.8 million, or 77.9%, to $17.9 million for the three months ended June 30, 2008, when compared to $10.1 million for the same period in 2007.  This is a result of an increase in the average yield on our interest earning assets combined with a decrease in the average yield on the average interest bearing liabilities. The increase in the yield on interest earning assets is reflective of the purchase of $63.0 million of high yield auto loans by SFG, the addition of approximately $90.5 million of loans associated with the acquisition of Fort Worth National Bank, an 11 basis point increase in the yield on our securities portfolio and an increase in average interest earning assets of $392.1 million, or 23.2%.  The decrease in the average yield on interest bearing liabilities is a result of an overall decrease in interest rates and calling $123.4 million of high yield brokered deposits during 2008.  For the three months ended June 30, 2008, our net interest spread increased to 3.06% from 1.71% and our net interest margin increased to 3.65% from 2.57% when compared to the same period in 2007.  The net interest margin and net interest spread for the three months ended June 30, 2008, increased to 3.65% and 3.06%, respectively, from 3.22% and 2.55% for the three months ended March 31, 2008.

During the six months ended June 30, 2008, average loans increased $209.9 million, or 27.4%, to $977.1 million, compared to $767.2 million for the same period in 2007.  Approximately half of this increase is the result of the Fort Worth National Bank loans acquired on October 10, 2007.  Automobile loans purchased through SFG represent the next largest part of this increase.  The average yield on loans increased from 6.90% for the six months ended June 30, 2007 to 7.65% for the six months ended June 30, 2008.  The increase in interest income on loans of $10.8 million, or 42.8%, to $36.1 million for the six months ended June 30, 2008, when compared to $25.2 million for the same period in 2007, and the increase in interest income on loans of $5.0 million, or 39.5%, to $17.8 million for the three months ended June 30, 2008, when compared to $12.7 million for the same period in 2007 was the result of an increase in average loans and the average yield.  For the three months ended June 30, 2008, average loans increased $209.4 million, or 27.2%, to $978.1 million, compared to $768.7 million for the same period in 2007.  The average yield on loans increased from 6.91% for the three months ended June 30, 2007 to 7.54% for the three months ended June 30, 2008.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio and the addition of higher yielding subprime automobile loan portfolios purchased during the second half of 2007 and first six months of 2008.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $120.6 million, or 12.9%, to $1.1 billion, for the six months ended June 30, 2008, when compared to $933.4 million for the same period in 2007.  The increase was the result of securities purchased due to buying opportunities available during the last half of 2007 and the first six months and quarter ended June 30, 2008.  The overall yield on average investment and mortgage-backed securities increased to 5.32% during the six months ended June 30, 2008, from 5.18% during the same period in 2007.  Interest income on investment and mortgage-backed securities for the six months ended June 30, 2008 increased $3.5 million, or 14.8%, to $27.0 million compared to $23.6 million for the same period in 2007.  For the three months ended June 30, 2008, average investment and mortgage-backed securities increased $171.2 million, or 19.1%, to $1.1 billion, when compared to $895.4 million for the same period in 2007.  The overall yield on average investment and mortgage-backed securities increased to 5.26% during the three months ended June 30, 2008, from 5.15% during the same period in 2007.  Interest income from investment and mortgage-backed securities increased $2.3 million, or 20.3%, to $13.6 million for the three months ended June 30, 2008, compared to $11.3 million for the same period in 2007.  The increase in interest income for the three and six month periods ending June 30, 2008 was due to the increase in the average balance and the increase in the average yield.  The increase in the average yield primarily reflects purchases of higher-yielding securities combined with reinvestment of proceeds from lower-yielding matured securities into higher-yielding securities.  This was due primarily to increased credit and volatility spreads.  A return to lower long-term interest rate and prepayment levels similar to that experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments increased $5.2 million, or 24.2%, to $26.7 million, for the six months ended June 30, 2008 when compared to $21.5 million for the same period in 2007.  The average yield on FHLB stock and other investments decreased to 3.58% for the six months ended June 30, 2008, when compared to 6.56% for the same period in 2007 due to the lower average short-term interest rates.  Interest income from our FHLB stock and other investments decreased $224,000, or 32.0%, to $476,000 for the six months ended June 30, 2008, when compared to $700,000 for the same period in 2007 due to a decrease in the average yield.  For the three months ended June 30, 2008, average FHLB stock and other investments increased $10.7 million, or 60.2%, to $28.5 million, when compared to $17.8 million for the same period in 2007.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended June 30, 2008, interest income from FHLB stock and other investments decreased $116,000, or 35.2%, to $214,000, when compared to $330,000 for the same period in 2007 as a result of the decrease in the average yield from 7.45% in 2007 to 3.02% in 2008.

Average federal funds sold and other interest earning assets increased $3.9 million, or 143.1%, to $6.5 million, for the six months ended June 30, 2008, when compared to $2.7 million for the same period in 2007.  Interest income from federal funds sold and other interest earning assets increased $22,000, or 31.9%, for the six months ended June 30, 2008, when compared to the same period in 2007, as a result of the increase in the average balance, which more than offset the decrease in the average yield from 5.17% in 2007 to 2.80% in 2008.  Average federal funds sold and other interest earning assets increased $2.1 million, or 82.9%, to $4.6 million, for the three months ended June 30, 2008, when compared to $2.5 million for the same period in 2007.  Interest income from federal funds sold and other interest earning assets decreased $9,000, or 27.3%, for the three months ended June 30, 2008, when compared to the same period in 2007, as a result of the decrease in the average yield from 5.31% in 2007 to 2.12% in 2008.

Total interest expense increased $ 916,000, or 3.1%, to $30.4 million during the six months ended June 30, 2008 as compared to $29.5 million during the same period in 2007.    The increase in interest expense was attributable to an increase in the average balance which more than offset a decrease in the yield on interest bearing liabilities from 4.28% for the six months ended June 30, 2007 to 3.59% for the six months ended June 30, 2008.  Average interest bearing liabilities increased $315.3 million, or 22.7%, for the six months ended June 30, 2008 as compared to the same period in 2007.  For the three months ended June 30, 2008, total interest expense decreased $639,000, or 4.5%, to $13.7 million, compared to $14.3 million for the same period in 2007 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $361.2 million, or 26.9%, while the average yield decreased from 4.27% for the three months ended June 30, 2007 as compared to 3.23% for the three months ended June 30, 2008.

Average interest bearing deposits increased $111.2 million, or 11.3%, to $1.1 billion during the six months ended June 30, 2008, when compared to $985.1 million for the same period in 2007, while the average rate paid decreased from 4.01% for the six month period ended June 30, 2007 to 3.42% for the same period in 2008.  For the three months ended June 30, 2008, average interest bearing deposits increased $67.3 million, or 6.8%, to $1.1 billion, when compared to $997.1 million for the same period in 2007 while the average rate paid decreased from 4.03% for the three month period ended June 30, 2007 to 2.97% for the three month period ended June 30, 2008.   The increase in our average total deposits is the result of overall bank growth, branch expansion and the acquisition of Fort Worth National Bank which more than offset the brokered CDs called during 2008.  Interest expense for interest bearing deposits for the three and six months ended June 30, 2008 decreased $2.2 million, or 21.5%, and $967,000, or 4.9%, when compared to the same periods in 2007 due to the decrease in the average rate paid which more than offset the increase in the average balance.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, increased $28.4 million, or 10.1%, to $309.0 million for the six months ended June 30, 2008, when compared to $280.7 million for the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $1.6 million, or 23.5%, and the average rate paid decreased 149 basis points to 3.34% for the six month period ended June 30, 2008 when compared to 4.83% for the same period in 2007.  For the three months ended June 30, 2008, average short-term interest bearing liabilities increased $26.3 million, or 11.3%, when compared to the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $937,000, or 33.8%, and the average rate paid decreased 193 basis points to 2.87% for the three month period ended June 30, 2008 when compared to 4.80% for the same period in 2007.  The decrease in the interest expense for the three month period ended June 30, 2008 when compared to 2007 was due to the decrease in the average rate paid, which more than offset the increase in the average balance.

Average long-term interest bearing liabilities consisting of FHLB advances increased $136.0 million, or 131.4%, during the six months ended June 30, 2008 to $239.5 million as compared to $103.5 million for the six months ended June 30, 2007.  The increase in the average long-term FHLB advances occurred primarily as a result of our decision to call outstanding brokered CDs and replace them with long-term FHLB borrowings.  Interest expense associated with long-term FHLB advances increased $2.3 million, or 98.3%, while the average rate paid decreased 66 basis points to 3.86% for the six months ended June 30, 2008 when compared to 4.52% for the same period in 2007.  For the three months ended June 30, 2008, long-term interest bearing liabilities increased $227.9 million, or 242.2%, when compared to the same period in 2007.  Interest expense associated with long-term FHLB advances increased $1.9 million, or 177.3%, while the average rate paid decreased 87 basis points to 3.76% for the three months ended June 30, 2008 when compared to 4.63% for the same period in 2007.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of Fort Worth Bancshares, Inc., was $60.3 million for the six months ended June 30, 2008 compared to $20.6 million for the same period in 2007.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc., which occurred on October 10, 2007.  Interest expense increased $530,000, or 122.7%, to $962,000 and $1.2 million, or 138.0%, to $2.0 million for the three and six months ended June 30, 2008, respectively, when compared to $432,000 and $860,000 for the same periods in 2007, respectively, primarily as a result of the increase in the average balance during the three and six months ended June 30, 2008 when compared to the same periods in 2007.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trusts IV and the $12.9 million of long-term debentures issued to Southside Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of Fort Worth Bancshares, Inc., adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2008			June 30, 2007
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$977,105	$37,188	7.65%	$767,168	$26,259	6.90%
Loans Held For Sale	3,055	70	4.61%	3,884	96	4.98%
Securities:
Investment Securities (Taxable)(4)	51,795	1,070	4.15%	59,374	1,452	4.93%
Investment Securities (Tax-Exempt)(3)(4)	86,750	2,833	6.57%	40,893	1,449	7.15%
Mortgage-backed and Related Securities (4)	915,471	23,993	5.27%	833,161	21,097	5.11%
Total Securities	1,054,016	27,896	5.32%	933,428	23,998	5.18%
FHLB stock and other investments, at cost	26,731	476	3.58%	21,517	700	6.56%
Interest Earning Deposits	1,129	20	3.56%	551	17	6.22%
Federal Funds Sold	5,412	71	2.64%	2,140	52	4.90%
Total Interest Earning Assets	2,067,448	65,721	6.39%	1,728,688	51,122	5.96%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,858			42,669
Bank Premises and Equipment	39,964			33,952
Other Assets	87,214			43,359
Less: Allowance for Loan Loss	(10,189)			(7,298)
Total Assets	$2,230,295			$1,841,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$55,961	357	1.28%	$51,815	334	1.30%
Time Deposits	558,133	12,701	4.58%	540,684	13,072	4.88%
Interest Bearing Demand Deposits	482,170	5,565	2.32%	392,614	6,184	3.18%
Total Interest Bearing Deposits	1,096,264	18,623	3.42%	985,113	19,590	4.01%
Short-term Interest Bearing Liabilities	309,044	5,139	3.34%	280,657	6,722	4.83%
Long-term Interest Bearing Liabilities – FHLB Dallas	239,541	4,597	3.86%	103,515	2,318	4.52%
Long-term Debt (5)	60,311	2,047	6.83%	20,619	860	8.30%
Total Interest Bearing Liabilities	1,705,160	30,406	3.59%	1,389,904	29,490	4.28%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	360,125			318,189
Other Liabilities	23,324			18,692
Total Liabilities	2,088,609			1,726,785

Minority Interest in SFG	576			-

SHAREHOLDERS’ EQUITY	141,110			114,585
Total Liabilities and Shareholders’ Equity	$2,230,295			$1,841,370
NET INTEREST INCOME		$35,315			$21,632
NET YIELD ON AVERAGE EARNING ASSETS			3.44%			2.52%
NET INTEREST SPREAD			2.80%			1.68%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,195 and $1,108 for the six months ended June 30, 2008 and 2007, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $855 and $437 for the six months ended June 30, 2008 and 2007, respectively.
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

Note: As of June 30, 2008 and 2007, loans totaling $5,807 and $1,637, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2008			June 30, 2007
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$978,109	$18,333	7.54%	$768,744	$13,238	6.91%
Loans Held For Sale	3,262	39	4.81%	4,458	55	4.95%
Securities:
Investment Securities (Taxable)(4)	42,475	390	3.69%	50,584	616	4.88%
Investment Securities (Tax-Exempt)(3)(4)	96,548	1,543	6.43%	40,747	726	7.15%
Mortgage-backed and Related Securities (4)	927,506	12,020	5.21%	804,026	10,163	5.07%
Total Securities	1,066,529	13,953	5.26%	895,357	11,505	5.15%
FHLB stock and other investments, at cost	28,478	214	3.02%	17,778	330	7.45%
Interest Earning Deposits	725	5	2.77%	550	10	7.29%
Federal Funds Sold	3,838	19	1.99%	1,945	23	4.74%
Total Interest Earning Assets	2,080,941	32,563	6.29%	1,688,832	25,161	5.98%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,634			40,259
Bank Premises and Equipment	39,938			35,342
Other Assets	85,635			42,910
Less: Allowance for Loan Loss	(10,358)			(7,360)
Total Assets	$2,239,790			$1,799,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$57,996	185	1.28%	$52,454	170	1.30%
Time Deposits	518,324	5,219	4.05%	548,969	6,711	4.90%
Interest Bearing Demand Deposits	488,099	2,464	2.03%	395,653	3,144	3.19%
Total Interest Bearing Deposits	1,064,419	7,868	2.97%	997,076	10,025	4.03%
Short-term Interest Bearing Liabilities	258,078	1,839	2.87%	231,818	2,776	4.80%
Long-term Interest Bearing Liabilities – FHLB Dallas	321,995	3,011	3.76%	94,082	1,086	4.63%
Long-term Debt (5)	60,311	962	6.42%	20,619	432	8.29%
Total Interest Bearing Liabilities	1,704,803	13,680	3.23%	1,343,595	14,319	4.27%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	368,564			320,966
Other Liabilities	21,908			18,927
Total Liabilities	2,095,275			1,683,488

Minority Interest in SFG	472			-

SHAREHOLDERS’ EQUITY	144,043			116,495
Total Liabilities and Shareholders’ Equity	$2,239,790			$1,799,983
NET INTEREST INCOME		$18,883			$10,842
NET YIELD ON AVERAGE EARNING ASSETS			3.65%			2.57%
NET INTEREST SPREAD			3.06%			1.71%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $605 and $560 for the three months ended June 30, 2008 and 2007, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $383 and $221 for the three months ended June 30, 2008 and 2007, respectively.
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

Note: As of June 30, 2008 and 2007, loans totaling $5,807 and $1,637, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources that include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance, brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $20.0 million for the six months ended June 30, 2008 compared to $12.8 million for the same period in 2007, an increase of $7.2 million, or 56.2%.  For the three months ended June 30, 2008, noninterest income was $11.3 million, compared to $6.7 million for the same period in 2007, an increase of $4.6 million, or 69.4%.  During the six months ended June 30, 2008, we had gains on AFS securities of $5.8 million compared to gains of $435,000 for the same period in 2007.  Gains on AFS securities for the three months ended June 30, 2008 were $3.7 million compared to $6,000 for the same period in 2007.  The market value of the AFS securities portfolio at June 30, 2008 was $961.9 million with a net unrealized gain on that date of $1.3 million.  The net unrealized gain is comprised of $7.3 million in unrealized gains and $6.1 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2008 was $174.2 million with a net unrealized gain on that date of $277,000.  The net unrealized gain is comprised of $692,000 in unrealized gains and $415,000 in unrealized losses.  During the six months ended June 30, 2008, we sold specific lower coupon mortgage-backed securities where the risk reward profile had changed and replaced them with higher coupon mortgage-backed securities that potentially should perform better, as housing has slowed.  Selected long duration municipal securities were sold to lower portfolio duration as concerns of potential higher interest rates increased.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns or the risk reward profile based on price.

Deposit services income increased $397,000, or 9.3%, and $886,000, or 10.8% for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $43,000, or 7.5%, and $172,000, or 16.5%, for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007 due to growth experienced in our trust department.

Gain on sale of loans increased $123,000, or 17.0%, and $243,000, or 22.7%, for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007.  The increase was due primarily to the sales of selected loans from pools of automobile loans purchased by SFG at gains of $342,000 which more than offset the decrease in mortgage loans sold during the three months ended June 30, 2008.  Additionally, approximately $6.2 million of student loans were sold during the second quarter ended June 30, 2008.

Bank owned life insurance income (“BOLI”) increased $490,000, or 182.8%, and $536,000, or 100.8%, for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007 primarily as a result of a death benefit received for a retired covered executive during the three months ended June 30, 2008.

Other noninterest income decreased $82,000, or 10.0%, for the three months ended June 30, 2008 when compared to the same period in 2007.  For the six months ended June 30, 2008, other noninterest income increased $35,000, or 2.3% when compared to the same period in 2007.  The decreases for the three months ended June 30, 2008 were primarily a result of decreases in Moneygram income and brokerage services income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $14.5 million and $28.8 million for the three and six months ended June 30, 2008, respectively, compared to $11.5 million and $22.7 million for the same periods in 2007, respectively, representing increases of $3.0 million, or 26.4%, and $6.1 million, or 27.1%, respectively.

Salaries and employee benefits expense increased $1.5 million, or 20.7%, and $3.1 million, or 21.6%, during the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007.  Direct salary expense and payroll taxes increased $1.6 million, or 26.2%, and $3.0 million, or 25.0%, during the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007.  The increase for the three and six months ended June 30, 2008, was primarily the result of salary expense associated with the addition of Fort Worth National Bank and SFG combined with normal salary increases for Southside Bank.

Retirement expense, included in salary and benefits, increased $103,000, or 22.3%, and $60,000, or 6.3%, for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007.  The increases in retirement expense were due to a $150,000 contribution to our Employee Stock Option Plan which more than offset decreases related primarily to the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2008 when compared to 2007.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was increased to 6.25%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $160,000, or 18.6%, for the three months ended June 30, 2008 when compared to the same period in 2007 primarily due to decreased health claims expense for the comparative period of time.  For the six months ended June 30, 2008, health and life insurance expense increased $51,000, or 3.6%, when compared to the same period in 2007 primarily due to increased health plan administrative costs.  We have a self-insured health plan that is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2008.

Occupancy expense increased $237,000, or 19.9%, and $457,000, or 19.4% for the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007 due primarily to the acquisition of Fort Worth National Bank and SFG combined with two de novo branches opened during 2007.

ATM and debit card expense increased $62,000, or 25.6%, and $96,000, or 19.4%,  for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily as a result of the acquisition of Fort Worth National Bank combined with overall growth in Southside’s usage.

Professional fees increased $113,000, or 47.1%, and $236,000, or 42.8%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 as a result of increases in legal fees.

When comparing the three and six months ended June 30, 2008 to the same periods in 2007, the following expense categories experienced increases as a direct result of the acquisition of Fort Worth National Bank and investment in SFG: equipment expense increased $87,000, or 36.0%, and $171,000, or 36.4%; advertising, travel and entertainment increased $47,000, or 10.5%, and $90,000, or 10.3%; supplies increased $18,000, or 9.6%, and $47,000, or 14.0%; postage increased $27,000, or 17.4%, and $63,000, or 20.8%, and telephone and communications increased $64,000, or 33.2%, and $131,000, or 34.1%, respectively.

Other expense increased $856,000, or 76.6%, and $1.7 million, or 75.8%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The increase occurred primarily due to increases in FDIC insurance, amortization of core deposit intangible, other losses, ORE and repo asset expense, data processing fees, collection fees, credit card rebate program and the acquisition of Fort Worth National Bank and investment in SFG.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2008 was $11.8 million and $19.2 million, respectively, compared to $5.1 million and $9.9 million, respectively, for the same periods in 2007.

Income tax expense was $3.2 million and $5.2 million, respectively, for the three and six months ended June 30, 2008, compared to $463,000 and $1.5 million, respectively, for the three and six months ended June 30, 2007.  The effective tax rate as a percentage of pre-tax income was 27.4% and 26.8% for the three and six months ended June 30, 2008, compared to 9.2% and 15.3% for the three and six months ended June 30, 2007.  The increase in the effective tax rate and income tax expense for the three and six months ended June 30, 2008 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2007, as well as a one-time state tax credit resulting from a change in Texas tax law during the three months ended June 30, 2007, related to the new margin tax.  The state tax credit was $770,000, which was partially offset by an increase in our estimated margin tax of $109,000, net of tax.  Excluding the effect of the state tax credit and estimated margin tax, the effective tax rate for the three and six months ended June 30, 2007, would have been 22.3% and 22.0%, respectively.

Capital Resources

Our total shareholders' equity at June 30, 2008, was $141.0 million, representing an increase of $8.7 million from December 31, 2007, and represented 6.1% of total assets at June 30, 2008 compared to 6.0% of total assets at December 31, 2007.

Increases to shareholders’ equity consisted of net income of $14.1 million, the issuance of $920,000 in common stock (99,306 shares) through our incentive stock option and dividend reinvestment plans which was offset with an increase in accumulated other comprehensive loss of $2.6 million and $3.4 million in dividends paid.

On March 19, 2008, our board of directors declared a 5% stock dividend to common stock shareholders of record April 10, 2008, payable on April 28, 2008.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of June 30, 2008, we met all capital adequacy requirements to which we were subject.

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

It is management's intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Banks, not exceed earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends is at the discretion of our board of directors and will depend upon future earnings, our financial condition, and other related factors.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$194,789	17.36%	$89,756	8.00%	N/A	N/A
Southside Bank Only	$168,985	16.50%	$81,933	8.00%	$102,416	10.00%
Fort Worth National Bank Only	$16,585	17.13%	$7,746	8.00%	$9,683	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$174,299	15.54%	$44,878	4.00%	N/A	N/A
Southside Bank Only	$158,761	15.50%	$40,966	4.00%	$61,450	6.00%
Fort Worth National Bank Only	$15,374	15.88%	$3,873	4.00%	$5,810	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$174,299	7.90%	$88,199	4.00%	N/A	N/A
Southside Bank Only	$158,761	7.70%	$82,456	4.00%	$103,069	5.00%
Fort Worth National Bank Only	$15,374	10.77%	$5,709	4.00%	$7,136	5.00%

As of June 30, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$158,503	18.54%	$68,387	8.00%	N/A	N/A
Southside Bank Only	$151,064	17.67%	$68,385	8.00%	$85,481	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$151,136	17.68%	$34,193	4.00%	N/A	N/A
Southside Bank Only	$143,697	16.81%	$34,193	4.00%	$51,289	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$151,136	8.41%	$71,924	4.00%	N/A	N/A
Southside Bank Only	$143,697	7.99%	$71,896	4.00%	$89,870	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2008, these investments were 17.4% of total assets compared to 14.7% at June 30, 2007.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  Fort Worth National Bank has one unsecured line of credit for the purchase of federal funds of $2.5 million with Frost Bank.  At June 30, 2008, there were no federal funds purchased.  At June 30, 2008, the amount of additional funding Southside Bank and Fort Worth National Bank could obtain from FHLB using unpledged securities at FHLB was approximately $309 million and $51 million, respectively, net of FHLB stock purchases required.  Southside Bank has a $12.0 million letter of credit from FHLB as collateral for a portion of our public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2008, the SFG loans purchased were approximately $63.0 million.

Our market areas have not experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced.  However, we have strengthened our underwriting standards especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	June 30,	December 31,	June 30,
	2008	2007	2007

Real Estate Loans:
Construction	$97,083	$96,356	$46,876
1-4 Family Residential	240,149	237,888	223,996
Other	203,109	211,280	177,918
Commercial Loans	167,963	154,171	125,609
Municipal Loans	120,194	112,523	110,416
Loans to Individuals	149,771	149,012	83,924
Total Loans	$978,269	$961,230	$768,739

Construction loans increased $727,000, or 0.8%, to $97.1 million for the six month period ended June 30, 2008 from $96.4 million at December 31, 2007, and $50.2 million, or 107.1%, from $46.9 million at June 30, 2007.  The increase in construction loans during the period ended June 30, 2008 over the same period in 2007 is primarily due to advances on commercial construction loans in our market areas and the acquisition of Fort Worth National Bank.  Our 1-4 family residential mortgage loans increased $2.3 million, or 1.0%, to $240.1 million for the six month period ended June 30, 2008 from $237.9 million at December 31, 2007, and $16.2 million, or 7.2%, from $224.0 million at June 30, 2007 due to normal growth in this portfolio. Commercial loans increased $13.8 million, or 8.9%, to $168.0 million for the six month period ended June 30, 2008 from $154.2 million at December 31, 2007, and $42.4 million, or 33.7%, from $125.6 million at June 30, 2007 due to additional market penetration and continued emphasis on regional lending. Municipal loans increased $7.7 million, or 6.8%, to $120.2 million for the six month period ended June 30, 2008 from $112.5 million at December 31, 2007, and $9.8 million, or 8.9%, from $110.4 million at June 30, 2007 due in part to issues in the municipal market related to municipal insurers.  Loans to individuals, which includes SFG loans, increased $759,000, or 0.5%, to $149.8 million for the six month period ended June 30, 2008 from $149.0 million at December 31, 2007, and $65.8 million, or 78.5%, from $83.9 million at June 30, 2007, primarily as a result of pools of automobile loans purchased by SFG.

Commercial real estate loans decreased $8.2 million, or 3.9% to $203.1 million for the six month period ended June 30, 2008 from $211.3 million at December 31, 2007, and increased $25.2 million, or 14.2%, from $177.9 million at June 30, 2007 due primarily to more rigorous underwriting standards and loan pricing.

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

As of June 30, 2008, our review of the loan portfolio indicated that a loan loss allowance of $11.5 million was adequate to cover probable losses in the portfolio.

For the three and six months ended June 30, 2008, loan charge-offs were $2.5 million and $4.4 million and recoveries were $511,000 and $988,000, resulting in net charge-offs of $2.0 million and $3.4 million, respectively.  For the three and six months ended June 30, 2007, loan charge-offs were $616,000 and $1.2 million and recoveries were $505,000 and $1.0 million, resulting in net charge-offs of $111,000 and $160,000, respectively.  The increase in net charge-offs was primarily related to the SFG automobile loans purchased.  The necessary provision expense was estimated at $2.9 million and $5.2 million for the three and six months ended June 30, 2008, compared to $217,000 and $334,000 for the comparable period in 2007, respectively. The increase in provision expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily a result of the increase in the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.  This has resulted in increased charge-offs and increased provision expense.  These factors are considered prior to SFG purchases of pools of automobile loans when determining the appropriate purchase price.  These pools are typically purchased at a discount.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2008	At December 31, 2007	At June 30, 2007

Nonaccrual loans	$5,807	$2,913	$1,637
Loans 90 days past due	907	400	408
Restructured loans	170	225	179
Other real estate owned	465	153	23
Repossessed assets	297	255	77
Total Nonperforming Assets	$7,646	$3,946	$2,324

Total nonperforming assets at June 30, 2008 were $7.6 million, an increase of $3.7 million, or 93.8%, from $3.9 million at December 31, 2007 and an increase of $5.3 million, or 229.0%, from $2.3 million at June 30, 2007.  Approximately $3.0 million of the nonperforming assets at June 30, 2008, represented one commercial loan relationship and one commercial real estate loan relationship placed on nonaccrual during the first quarter.  Based on information currently available, we do not believe we will have any significant nonreserved losses.  From December 31, 2007 to June 30, 2008, nonaccrual loans increased $2.9 million, or 99.3%, to $5.8 million and from June 30, 2007, increased $4.2 million, or 254.7%.  Of the total nonaccrual loans at June 30, 2008, 3.2% are residential real estate loans, 37.3% are commercial real estate loans, 18.2% are commercial loans, 27.2% are loans to individuals and 14.1% are construction loans.  OREO increased $312,000, or 203.9%, to $465,000 at June 30, 2008 from $153,000 at December 31, 2007 and increased $442,000, or 1,921.7%, from $23,000 at June 30, 2007.  OREO at June 30, 2008, consisted of 32.7% of residential dwellings and 67.3% of construction loans.  We actively market all properties and none are held for investment purposes.  Loans 90 days or more past due increased $507,000, or 126.8%, to $907,000 at June 30, 2008 from $400,000 at December 31, 2007 and $499,000, or 122.3%, from $408,000 at June 30, 2007.  Repossessed assets increased $42,000, or 16.5%, to $297,000 at June 30, 2008 from $255,000 at December 31, 2007 and $220,000, or 285.7%, from $77,000 at June 30, 2007.  The increase in repossessed assets at June 30, 2008 was attributable to SFG automobile loan pools.  Restructured loans decreased $55,000, or 24.4%, to $170,000 at June 30, 2008 from $225,000 at December 31, 2007 and $9,000, or 5.0%, from $179,000 at June 30, 2007.

Expansion

During the third quarter ended September 30, 2008, the Company anticipates merging Fort Worth National Bank along with its branches into Southside Bank.  Upon completion of this merger, we anticipate further synergies in lending and deposit activities as well as an increase in the economies of scale.

The Company plans to open another branch in Fort Worth during the third quarter ended September 30, 2008.  We did not open any new locations during the three months ended June 30, 2008.

Accounting Pronouncements

See “Note 11 - Accounting Pronouncements” in our financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report Form 10-K for the year ended December 31, 2007.  There have been no significant changes in the types of market risks faced by the Company since December 31, 2007.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  The Company utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next twelve months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 1.47% and 4.32%, respectively, relative to the base case over the next twelve months, while a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 1.78% and a decrease of 200 basis points would result in a negative variance in net income of 3.20% relative to the base case over the next twelve months.  As of June 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 7.18% and 9.54%, respectively, relative to the base case over twelve months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 4.09% and 3.81%, respectively, relative to the base case over the next twelve months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at June 30, 2008 such litigation is not material to our financial position or results of operations.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on our behalf, or by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended June 30, 2008.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2008 to April 30, 2008	–		$–	–	–
May 1, 2008 to May 31, 2008	–		$–	–	–
June 1, 2008 to June 30, 2008	6,713	(1)	$19.67	–	–
Total	6,713		$19.67	–	–

(1)  Repurchase of shares made in connection with the exercise of certain employee stock options.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on April 17, 2008.

(b)	The election of three directors (terms expiring at the 2011 Annual Meeting) were as follows:

	FOR	WITHHELD
Sam Dawson	10,068,779	1,342,650
Melvin B. Lovelady	10,059,728	1,351,701
William Sheehy	10,047,103	1,364,326

The other directors, whose terms of office continued after the annual meeting, are: Herbert Buie, Robbie Edmonson, Michael D. Gollob, Joe Norton, Alton Cade, B.G. Hartley, and Paul W. Powell.

(c)	To ratify the selection of PricewaterhouseCoopers LLP to act as independent auditors of the Company for the fiscal year that began January 1, 2008.

FOR	AGAINST	ABSTAIN
10,114,631	1,256,411	40,387

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

DATE: August 4, 2008

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: August 4, 2008

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