Form 10-Q
period 2008-09-30
SOUTHSIDE BANCSHARES INC
filed 2008-11-07
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 24, 2008 was 13,970,710 shares.

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
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley.
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$51,572	$74,040
Interest earning deposits	4,242	1,414
Federal funds sold	1,475	550
Total cash and cash equivalents	57,289	76,004
Investment securities:
Available for sale, at estimated fair value	121,509	109,928
Held to maturity, at cost	477	475
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,011,955	727,553
Held to maturity, at cost	165,288	189,965
Federal Home Loan Bank stock, at cost	34,317	19,850
Other investments, at cost	2,067	2,069
Loans held for sale	2,014	3,361
Loans:
Loans	987,375	961,230
Less: allowance for loan loss	(12,928)	(9,753)
Net Loans	974,447	951,477
Premises and equipment, net	40,920	40,249
Goodwill	22,034	21,639
Other intangible assets, net	1,585	1,925
Interest receivable	13,025	11,784
Deferred tax asset	8,593	4,320
Other assets	68,578	35,723
TOTAL ASSETS	$2,524,098	$2,196,322
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$391,812	$357,083
Interest bearing	1,087,380	1,173,408
Total Deposits	1,479,192	1,530,491
Short-term obligations:
Federal funds purchased and repurchase agreements	10,944	7,023
FHLB advances	271,797	353,792
Other obligations	2,478	2,500
Total Short-term obligations	285,219	363,315
Long-term obligations:
FHLB advances	529,594	86,247
Long-term debt	60,311	60,311
Total Long-term obligations	589,905	146,558
Other liabilities	27,170	23,132
TOTAL LIABILITIES	2,381,486	2,063,496

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Minority interest in Southside Financial Group	185	498

Shareholders' equity:
Common stock - $1.25 par, 20,000,000 shares authorized, 15,702,280 shares
issued in 2008 and 14,865,134 shares issued in 2007	19,628	18,581
Paid-in capital	130,433	115,250
Retained earnings	26,309	26,187
Treasury stock (1,731,570 and 1,724,857 shares at cost)	(23,115)	(22,983)
Accumulated other comprehensive loss	(10,828)	(4,707)
TOTAL SHAREHOLDERS' EQUITY	142,427	132,328

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,524,098	$2,196,322

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$18,029	$13,134	$54,092	$38,381
Investment securities – taxable	307	552	1,377	2,004
Investment securities – tax-exempt	851	525	2,829	1,537
Mortgage-backed and related securities	14,883	10,982	38,876	32,079
Federal Home Loan Bank stock and other investments	180	245	656	945
Other interest earning assets	10	37	101	106
Total interest income	34,260	25,475	97,931	75,052
Interest expense
Deposits	7,257	10,391	25,880	29,981
Short-term obligations	1,986	3,049	7,125	9,771
Long-term obligations	5,209	1,800	11,853	4,978
Total interest expense	14,452	15,240	44,858	44,730
Net interest income	19,808	10,235	53,073	30,322
Provision for loan losses	3,150	620	8,336	954
Net interest income after provision for loan losses	16,658	9,615	44,737	29,368
Noninterest income
Deposit services	4,739	4,274	13,823	12,472
Gain on sale of securities available for sale	822	126	6,574	561
Gain on sale of loans	239	424	1,551	1,493
Trust income	678	522	1,890	1,562
Bank owned life insurance income	314	273	1,382	805
Other	827	784	2,388	2,310
Total noninterest income	7,619	6,403	27,608	19,203
Noninterest expense
Salaries and employee benefits	10,002	7,242	27,521	21,644
Occupancy expense	1,449	1,261	4,264	3,619
Equipment expense	327	268	968	738
Advertising, travel & entertainment	447	363	1,407	1,233
ATM and debit card expense	313	247	905	743
Director fees	134	126	425	394
Supplies	201	151	584	487
Professional fees	452	413	1,239	964
Postage	199	165	565	468
Telephone and communications	270	193	785	577
FDIC Insurance	220	38	688	112
Other	1,773	1,075	5,268	3,255
Total noninterest expense	15,787	11,542	44,619	34,234

Income before income tax expense	8,490	4,476	27,726	14,337
Provision for income tax expense	2,240	976	7,399	2,487
Net Income	$6,250	$3,500	$20,327	$11,850
Earnings per common share – basic	$0.45	$0.26	$1.47	$0.87
Earnings per common share – diluted	$0.44	$0.25	$1.43	$0.84
Dividends declared per common share	$0.16	$0.12	$0.41	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Compre-hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumu-lated Other Compre- hensive Loss	Total Share-holders Equity

Balance at December 31, 2006		$17,594	$100,736	$29,648	$(22,850)	$(14,524)	$110,604
Net Income	$11,850			11,850			11,850
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment (see Note 3)	3,643					3,643	3,643
Adjustment to net periodic benefit cost (see Note 3)	260					260	260
Comprehensive income	$15,753
Common stock issued (138,664 shares)		174	1,089				1,263
Stock compensation expense			20				20
Tax benefit of incentive stock options			87				87
Dividends paid on common stock				(4,498)			(4,498)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			-
Balance at September 30, 2007		$18,544	$114,835	$23,321	$(22,983)	$(10,621)	$123,096

Balance at December 31, 2007		$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$132,328
Net Income	$20,327			20,327			20,327
Other comprehensive income, net of tax Unrealized losses on securities, net of reclassification adjustment (see Note 3)	(6,491)					(6,491)	(6,491)
Adjustment to net periodic benefit cost (see Note 3)	370					370	370
Comprehensive income	$14,206
Common stock issued (177,933 shares)		223	1,344				1,567
Stock compensation expense			7				7
Tax benefit of incentive stock options			410				410
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (see Note 11)				(351)			(351)
Dividends paid on common stock				(5,608)			(5,608)
Purchase of 6,713 shares of common stock					(132)		(132)
Stock dividend		824	13,422	(14,246)			-
Balance at September 30, 2008		$19,628	$130,433	$26,309	$(23,115)	$(10,828)	$142,427

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$20,327	$11,850
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,820	1,640
Amortization of premium	5,424	3,658
Accretion of discount and loan fees	(2,579)	(1,829)
Provision for loan losses	8,336	954
Stock compensation expense	7	20
(Increase) decrease in interest receivable	(1,241)	99
(Increase) decrease in other assets	(2,751)	1,312
Net change in deferred taxes	(867)	(1,067)
(Decrease) increase in interest payable	(362)	166
Increase in other liabilities	1,384	728
Decrease in loans held for sale	1,347	1,678
Gain on sale of securities available for sale	(6,574)	(561)
Loss on sale of assets	81	1
Earnings allocated to minority interest	271	(117)
Net cash provided by operating activities	24,623	18,532

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	80,139	10,007
Proceeds from sales of mortgage-backed securities available for sale	251,236	68,897
Proceeds from maturities of investment securities available for sale	65,055	75,514
Proceeds from maturities of mortgage-backed securities available for sale	93,864	78,530
Proceeds from maturities of mortgage-backed securities held to maturity	25,770	29,847
Proceeds from redemption of Federal Home Loan Bank and FRB stock	897	10,729
Purchases of investment securities available for sale	(151,318)	(73,129)
Purchases of mortgage-backed securities available for sale	(668,188)	(164,826)
Purchases of mortgage-backed securities held to maturity	(1,664)	(2,180)
Purchases of Federal Home Loan Bank stock and other investments	(15,362)	(3,201)
Net increase in loans	(33,870)	(37,457)
Purchases of premises and equipment	(2,851)	(4,030)
Proceeds from sales of premises and equipment	367	-
Proceeds on bank owned life insurance	713	-
Proceeds from sales of other real estate owned	305	334
Proceeds from sales of repossessed assets	2,870	238
Net cash used in investing activities	(352,037)	(10,727)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2008	2007
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	70,022	39,841
Net (decrease) increase in certificates of deposit	(122,249)	31,792
Net increase (decrease) in federal funds purchased and repurchase agreements	3,921	(5,675)
Proceeds from FHLB Advances	13,874,696	4,624,601
Repayment of FHLB Advances	(13,513,344)	(4,732,536)
Proceeds from issuance of long-term debt	-	36,083
Net capital contributions from minority interest investment in consolidated entities	-	500
Net capital distributions to minority interest investment in consolidated entities	(584)	-
Tax benefit of incentive stock options	410	87
Purchases of common stock	(132)	(133)
Proceeds from the issuance of common stock	1,567	1,263
Dividends paid	(5,608)	(4,498)
Net cash provided by (used in) financing activities	308,699	(8,675)

Net decrease in cash and cash equivalents	(18,715)	(870)
Cash and cash equivalents at beginning of period	76,004	55,012
Cash and cash equivalents at end of period	$57,289	$54,142

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$45,220	$44,564
Income taxes paid	8,125	3,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$4,867	$381
Payment of 5% stock dividend	14,246	13,679
Adjustment to pension liability	(393)	(394)
Unsettled trades to purchase securities	(8,441)	(5,357)
Unsettled trades to sell securities	29,612	4,882

The accompanying notes are an integral part of these consolidated financial statements

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.         Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank with and into Southside Bank, includes Fort Worth National Bank).  The word “SFG” refers to Southside Financial Group, LLC., of which Southside owns a 50% interest.

The consolidated balance sheet as of September 30, 2008, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2008 and 2007 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.         Earnings Per Share

Earnings per share on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007
Basic Earnings and Shares:
Net Income	$6,250	$3,500	$20,327	$11,850
Weighted-average basic shares outstanding	13,925	13,746	13,858	13,689

Basic Earnings Per Share:
Net Income	$0.45	$0.26	$1.47	$0.87

Diluted Earnings and Shares:
Net Income	$6,250	$3,500	$20,327	$11,850
Weighted-average basic shares outstanding	13,925	13,746	13,858	13,689
Add: Stock options	285	381	329	422
Weighted-average diluted shares outstanding	14,210	14,127	14,187	14,111

Diluted Earnings Per Share:
Net Income	$0.44	$0.25	$1.43	$0.84

For the three and nine month periods ended September 30, 2008 and 2007, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(3,346)	$1,128	$(2,218)
Less: reclassification adjustment for gains
included in net income	6.574	(2,301)	4,273
Net unrealized losses on securities	(9,920)	3,429	(6,491)
Change in pension plans	393	(23)	370
Other comprehensive loss	$(9,527)	$3,406	$(6,121)

	Three Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(4,683)	$1,639	$(3,044)
Less: reclassification adjustment for gains
included in net income	822	(288)	534
Net unrealized losses on securities	(5,505)	1,927	(3,578)
Change in pension plans	131	(46)	85
Other comprehensive loss	$(5,374)	$1,881	$(3,493)

	Nine Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,081	$(2,068)	$4,013
Less: reclassification adjustment for gains
included in net income	561	(191)	370
Net unrealized gains on securities	5,520	(1,877)	3,643
Change in pension plans	394	(134)	260
Other comprehensive income	$5,914	$(2,011)	$3,903

	Three Months Ended September 30, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,969	$(2,710)	$5,259
Less: reclassification adjustment for gains
included in net income	126	(43)	83
Net unrealized gains on securities	7,843	(2,667)	5,176
Change in pension plans	132	(45)	87
Other comprehensive income	$7,975	$(2,712)	$5,263

4.         Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2008 and December 31, 2007, are reflected in the tables below (in thousands):

	September 30, 2008
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,888	$8	$-	$4,896
Government Sponsored Enterprise Debentures	16,457	-	1	16,456
State and Political Subdivisions	98,689	918	2,037	97,570
Other Stocks and Bonds	6,711	-	4,124	2,587
Mortgage-backed Securities:
U.S. Government Agencies	159,778	1,078	1,275	159,581
Government Sponsored Enterprises	851,306	4,812	3,744	852,374
Total	$1,137,829	$6,816	$11,181	$1,133,464

	September 30, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$477	$-	$52	$425
Mortgage-backed Securities:
U.S. Government Agencies	23,677	61	-	23,738
Government Sponsored Enterprises	141,611	720	266	142,065
Total	$165,765	$781	$318	$166,228

	December 31, 2007
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,880	$8	$2	$4,886
Government Sponsored Enterprise Debentures	31,764	3	8	31,759
State and Political Subdivisions	64,868	1,599	223	66,244
Other Stocks and Bonds	7,586	-	547	7,039
Mortgage-backed Securities:
U.S. Government Agencies	88,937	1,234	451	89,720
Government Sponsored Enterprises	628,768	5,847	1,555	633,060
Other Private Issues	4,773	-	-	4,773
Total	$831,576	$8,691	$2,786	$837,481

	December 31, 2007
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$475	$2	$-	$477
Mortgage-backed Securities:
U.S. Government Agencies	25,965	36	58	25,943
Government Sponsored Enterprises	164,000	501	531	163,970
Total	$190,440	$539	$589	$190,390

The Company concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities.  Additionally, the Company has the ability and the intent to hold such securities through recovery of the unrealized losses.

Investment and mortgage-backed securities with book values of $836.8 million at September 30, 2008 and $496.8 million at December 31, 2007 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity as opposed to credit impairment.  At September 30, 2008, we have in AFS Other Stocks and Bonds $6.0 million cost basis in pooled trust preferred securities ("TRUPs").  Those securities are structured products with cash flows dependent upon securities issued by U. S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2008 is approximately $2.0 million and reflects the market illiquidity.  Our analysis of the underlying cash flows contemplates various default, deferral and recovery scenarios, and based on that detailed analysis we have concluded that there is no other than temporary impairment at September 30, 2008.  We will continue to reevaluate and update our assumptions over time and if there is higher than expected level of defaults or deferrals, then an other than temporary impairment charge might occur in future periods.

5. Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	September 30,	December 31,
	2008	2007
Real Estate Loans:
Construction	$99,235	$107,397
1-4 Family Residential	244,988	237,979
Other	185,248	200,148
Commercial Loans	165,929	154,171
Municipal Loans	118,568	112,523
Loans to Individuals	173,407	149,012
Total Loans	$987,375	$961,230

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Allowance for Loan Losses

Balance at beginning of period	$11,527	$7,367	$9,753	$7,193
Provision for loan losses	3,150	620	8,336	954
Loans charged off	(2,258)	(797)	(6,658)	(2,006)
Recoveries of loans charged off	509	478	1,497	1,527
Balance at end of period	$12,928	$7,668	$12,928	$7,668

Reserve for Unfunded Loan Commitments

Balance at beginning of period	$6	$–	$50	$–
Provision for losses on unfunded loan commitments	–	–	(44)	–
Balance at end of period	$6	$–	$6	$–

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at September 30, 2008 and $21.6 million at December 31, 2007.  During the first quarter of 2008, we recorded goodwill totaling $395,000 in connection with the acquisition of Fort Worth Bancshares, Inc.

Core Deposit Intangibles.  Core deposit intangible assets totaled $1.6 million at September 30, 2008 and $1.9 million at December 31, 2007.

For the three and nine months ended September 30, 2008, amortization expense related to intangible assets totaled $109,000 and $340,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2008 is as follows (in thousands):

Remainder of 2008	$106
2009	383
2010	319
2011	255
2012	198
Thereafter	324
$1,585

7.	Long-term Obligations

Long-term obligations are summarized as follows:

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$529,594	$86,247

Long-term Debt (2)
Southside Bancshares Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$589,905	$146,558

(1)           At September 30, 2008, the weighted average cost of these advances was 3.79%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 6.70188% through December 30, 2008 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 4.61063% through November 23, 2008 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Service cost	$930	$998	$64	$46
Interest cost	1,818	1,734	171	126
Expected return on assets	(2,243)	(1,897)	–	–
Transition obligation recognition	–	–	–	2
Net loss recognition	313	362	114	64
Prior service credit amortization	(31)	(31)	(1)	(2)
Net periodic benefit cost	$787	$1,166	$348	$236

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Service cost	$310	$333	$21	$15
Interest cost	606	578	57	42
Expected return on assets	(748)	(633)	–	–
Transition obligation recognition	–	–	–	1
Net loss recognition	105	121	38	22
Prior service credit amortization	(10)	(10)	–	(1)
Net periodic benefit cost	$263	$389	$116	$79

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2008.  As of September 30, 2008, we had contributed $3.0 million to the defined benefit pension plan, and contributions of $60,000 had been made to the post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

A summary of the status of our nonvested shares as of September 30, 2008 is as follows:

	Nine Months Ended September 30, 2008
	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at beginning of the period	6,030	$4.91
Vested	(6,030)	$4.91
Nonvested at end of period	–	$–

For the nine months ended September 30, 2008 and 2007, we recorded approximately $7,000 and $20,000, respectively, of stock-based compensation expense.  As of September 30, 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  At September 30, 2007, there was $13,000 of total unrecognized cost.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of six years; and expected volatility of 28.90%.

Under the ISO Plan, we were authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the ISO Plan expired, awards were granted to selected employees and directors.  No stock options have been available for grant under the ISO Plan since its expiration in March 2003.  Currently, we do not offer stock-based payment programs to our employees or directors.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

A summary of the status of our stock options as of September 30, 2008 and the changes during the nine months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	500,510	$5.52	–	–
Exercised	(145,272)	$5.77	–	–
Cancelled	–	$–	–	–
Outstanding at September 30, 2008	355,238	$5.41	1.63	$6,865
Exercisable at September 30, 2008	355,238	$5.41	1.63	$6,865

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2008 and 2007 were $2.3 million and $1.8 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $706,000 and $478,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $410,000 and $87,000 for the nine months ended September 30, 2008 and 2007, respectively.

10.  Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  157, "Fair Value Measurements," for financial assets. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157," we will delay application of SFAS 157 for non-financial assets, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

Securities Available for Sale - Securities classified as available for sale primarily consist of U. S. Treasuries, government sponsored enterprise debentures, mortgage-backed securities, and municipal bonds, and to a lesser extent TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions, and discount rates.

Certain financial assets are measured at fair value on a potentially recurring basis in accordance with GAAP.  Adjustments at fair value of these assets usually result from the application of lower-of -cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.   At September 30, 2008, based on our estimates of fair value no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2008, the impact of loans with specific reserves based on the fair value of the collateral were reflected in our allowance for loan losses.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets (such as real estate owned) are measured at fair value in the event of an impairment.  While the framework prescribed by SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Securities available for sale	$5,446	$1,125,981	$2,037	$1,133,464

The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2008 on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Available for sale securities
(in thousands)
Beginning Balance at January 1, 2008	$–

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–
Included in other comprehensive income (loss)	(3,963)
Purchases, issuances and settlements	–
Transfers in and/or out of Level 3	6,000
Ending Balance at September 30, 2008	$2,037

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date.

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS 159, issued by the FASB in February 2007, allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  We adopted SFAS 159 on January 1, 2008.  We did not identify any financial assets or liabilities for which we elected the fair value option.  In future periods, we will consider if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities.

SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008 and it did not have a material impact on our consolidated financial statements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets.

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

SEC Staff Accounting Bulletins (“SAB”)

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

We had outstanding unused commitments to extend credit of $130.0 million and $115.2 million at September 30, 2008 and 2007, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2008 and 2007 were both $8.8 million and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.5 million and $4.0 million at September 30, 2008 and 2007, respectively.

The scheduled maturities of unused commitments as of September 30, 2008 and 2007 were as follows (in thousands):

	September 30,
	2008	2007
Unused commitments:
Due in one year or less	$73,890	$87,871
Due after one year	56,155	27,306
Total	$130,045	$115,177

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

Securities. In the normal course of business we buy and sell securities.  There were $8.4 million of unsettled trades to purchase and $29.6 million of unsettled trades to sell securities at September 30, 2008.  At December 31, 2007, there were $6.1 million unsettled trades to purchase securities.  There were no unsettled trades to sell securities at December 31, 2007.

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

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of September 30, 2008, the total of SFG’s automobile loan portfolios was approximately $73.8 million.

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

We reported an increase in net income for the three and nine months ended September 30, 2008 compared to the same period in 2007.  Net income for the three and nine months ended September 30, 2008 was $6.3 million and $20.3 million, respectively, compared to $3.5 million and $11.9 million, respectively, for the same periods in 2007.

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
•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the Federal Reserve’s actions with respect to interest rates and other regulatory responses to current economic conditions;

•	adverse changes in the status or financial condition of the Government Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
•	adverse changes in the credit portfolio of other U. S. financial institutions relative to the performance of certain of our investment securities;
•	impact of future legislation and increases in depositors insurance premiums due to FDIC regulation changes;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	increases in the Company’s non-performing assets;
•	the Company’s ability to maintain adequate liquidity to fund its operations and growth;
•	failure of assumptions underlying allowance for loan losses and other estimates;
•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;
•	changes impacting the leverage strategy;
•	our ability to monitor interest rate risk;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;

•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices;
•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and
•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

As of September 30, 2008, our review of the loan portfolio indicated that a loan loss allowance of $12.9 million was adequate to cover probable losses in the portfolio.

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

Estimation of Fair Value. On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements”, as presented in “Note 10 – Fair Value Measurement” in the accompanying Notes to Financial Statements included in this report.  We also adopted FAS 157-3, which was released on October 10, 2008.  The estimation of fair value is significant to a number of our assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves. Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or our estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

At September 30, 2008, the valuation inputs for our available for sale ("AFS") TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at September 30, 2008 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value caused by the significant illiquidity in this market contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimated fair value is no longer clearly based on observable market data and is based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we have now determined that the TRUPs security valuation is based on Level 3 inputs in accordance with SFAS 157.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other than temporary.  Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.  Our analysis of the underlying cash flows contemplates various default, deferral and recovery scenarios. While our analysis demonstrates that there is no other than temporary impairment at September 30, 2008, we will continue to update our estimates and the resulting analysis each reporting period.

Defined Benefit Pension Plan. The plan obligations and related assets of the defined benefit pension plan (the “Plan”) are presented in “Note 14 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  Entrance into this plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the Plan at December 31, 2007.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2008, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.25%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2008 and 2007, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  The leverage strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered certificates of deposit (“CDs”). These funds are invested primarily in U. S. Agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U. S. Agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of underlying insurance or guarantees, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U. S. Agency mortgage-backed securities and to a lesser extent municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this leverage strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage.  Beginning with the third quarter of 2007 we began deliberately increasing the size of the balance sheet and as of September 30, 2008 assets had grown from $1.8 billion at June 30, 2007 to $2.5 billion.  Asset growth during this period included $152.3 million due to the acquisition of Fort Worth National Bank (“FWNB”) in October of 2007, $113.0 million in loan growth (including Southside Financial Group “SFG”) and a $397.2 million increase in the securities portfolio.  Funding for these earning assets was accomplished  through an increase in deposits (net of brokered CDs) of $266.3 million, $100.9 million of which were due to the acquisition of FWNB, an increase in wholesale funding of $348.8 million and an increase in capital of $65.4 million (including trust preferred securities).  The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended September 30, 2008, credit and volatility spreads remained wide which, combined with the steeper yield curve, led to buying opportunities primarily in U. S. Agency mortgage-backed securities.  While we experienced modest loan growth during the first half of 2008, we took advantage of buying opportunities for securities which resulted in an increase in securities as a percentage of assets.  At September 30, 2008, the securities portfolio as a percentage of total assets increased to 52.9% from 47.8% at December 31, 2007 as the increase in the securities portfolio exceeded the growth in loans during the nine months of 2008.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by the availability of attractive investment opportunities and funding options as well as changes in our loan and deposit levels during the fourth quarter of 2008.  During the nine months ended September 30, 2008, we increased our investment and U. S. Agency mortgage-backed securities approximately $271.3 million as investment and U. S. Agency mortgage-backed securities increased from $1.028 billion at December 31, 2007 to $1.299 billion at September 30, 2008.  During the nine months of 2008, the Company restructured a portion of the securities portfolio by selling lower coupon fixed rate mortgage-backed securities and replacing them with higher coupon fixed rate mortgage-backed securities.  As a result, the coupon of the Company’s fixed rate mortgage-backed securities has increased approximately 41 basis points from December 31, 2007 to approximately 6.08% at September 30, 2008.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and brokered CDs represent wholesale funding sources we currently have available to utilize.  Our FHLB borrowings at September 30, 2008 increased 82.1%, or $361.4 million, to $801.4 million from $440.0 million at December 31, 2007 primarily as a result of a $132.9 million decrease in brokered CDs and an increase in securities.  At December 31, 2007, our callable brokered CDs totaled $123.4 million and our other brokered CDs, all of which were acquired through FWNB, were $9.5 million, for total brokered CDs of $132.9 million.  Due to the significant decrease in interest rates, including brokered CD rates during the nine months of 2008, we called $125.4 million of the callable brokered CDs.  During the nine months, another $7.5 million of brokered CDs issued by FWNB matured.  As of September 30, 2008 we had no brokered CDs.  As we integrate our funds management processes, Southside Bank will likely issue similar structures of brokered CDs when needed.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   We replaced the long-term callable brokered CDs with long-term FHLB advances.  For the nine months ended September 30, 2008, the increase in FHLB borrowings net of brokered deposits exceeded the overall growth in deposits, net of brokered deposits, which resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 41.0% at December 31, 2007, to 54.2% at September 30, 2008.

Net Interest Income

Net interest income is the difference between interest income earned on assets (loans and investments) and interest expense due on our funding sources (deposits and borrowings) during a particular period.

Net interest income for the nine months ended September 30, 2008 was $53.1 million, an increase of $22.8 million, or 75.0%, when compared to the same period in 2007.  Average interest earning assets increased $398.3 million, or 23.0%, to $2.1 billion, the net interest spread increased from 1.67% for the nine months ended September 30, 2007 to 2.92% for the same period in 2008, and the net interest margin increased from 2.52% for the nine months ended September 30, 2007 to 3.52% for the same period in 2008.  Net interest income increased as a result of increases in our average earning assets, net interest spread and net interest margin during the nine months of 2008 when compared to the same period in 2007.

Net interest income increased $9.6 million, or 93.5%, to $19.8 million for the three months ended September 30, 2008, when compared to $10.2 million for the same period in 2007.  This is a result of an increase in the average yield on our interest earning assets combined with a decrease in the average yield on the average interest bearing liabilities. The increase in the yield on interest earning assets is reflective of the purchase of $73.8 million of high yield auto loans by SFG, the addition of approximately $87.8 million of loans associated with the acquisition of FWNB, a 12 basis point increase in the yield on our securities portfolio and an increase in average interest earning assets of $516.0 million, or 29.6%.  The decrease in the average yield on interest bearing liabilities is a result of an overall decrease in interest rates and calling $125.4 million of high yield brokered deposits during 2008.  For the three months ended September 30, 2008, our net interest spread increased to 3.13% from 1.65%, and our net interest margin increased to 3.68% from 2.52% when compared to the same period in 2007.  The net interest margin and net interest spread for the three months ended September 30, 2008, increased to 3.68% and 3.13%, respectively, from 3.65% and 3.06% for the three months ended June 30, 2008.

During the nine months ended September 30, 2008, average loans increased $209.4 million, or 27.2%, to $980.1 million, compared to $770.7 million for the same period in 2007.  Approximately half of this increase is the result of the FWNB loans acquired on October 10, 2007.  Automobile loans purchased through SFG represent the next largest part of this increase.  The average yield on loans increased from 6.93% for the nine months ended September 30, 2007 to 7.61% for the nine months ended September 30, 2008.  The increase in interest income on loans of $15.7 million, or 40.9%, to $54.1 million for the nine months ended September 30, 2008, when compared to $38.4 million for the same period in 2007, and the increase in interest income on loans of $4.9 million, or 37.3%, to $18.0 million for the three months ended September 30, 2008, when compared to $13.1 million for the same period in 2007 was the result of an increase in average loans and the average yield.  For the three months ended September 30, 2008, average loans increased $208.4 million, or 26.8%, to $986.0 million, compared to $777.5 million for the same period in 2007.  The average yield on loans increased from 6.98% for the three months ended September 30, 2007 to 7.52% for the three months ended September 30, 2008.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio and the addition of higher yielding subprime automobile loan portfolios purchased during the second half of 2007 and nine months of 2008.

Average investment and mortgage-backed securities increased $178.6 million, or 19.1%, to $1.1 billion, for the nine months ended September 30, 2008, when compared to $935.8 million for the same period in 2007.  The increase was the result of securities purchased due to buying opportunities available during the last half of 2007 and the nine months and quarter ended September 30, 2008.  The overall yield on average investment and mortgage-backed securities increased to 5.32% during the nine months ended September 30, 2008, from 5.19% during the same period in 2007.  Interest income on investment and mortgage-backed securities for the nine months ended September 30, 2008 increased $7.5 million, or 20.9%, to $43.1 million compared to $35.6 million for the same period in 2007.  For the three months ended September 30, 2008, average investment and mortgage-backed securities increased $293.3 million, or 31.2%, to $1.2 billion, when compared to $940.4 million for the same period in 2007.  The overall yield on average investment and mortgage-backed securities increased to 5.31% during the three months ended September 30, 2008, from 5.19% during the same period in 2007.  Interest income from investment and mortgage-backed securities increased $4.0 million, or 33.0%, to $16.0 million for the three months ended September 30, 2008, compared to $12.1 million for the same period in 2007.  The increase in interest income for the three and nine month periods ending September 30, 2008 was due to the increase in the average balance and the increase in the average yield.  The increase in the average yield primarily reflects purchases of higher-yielding securities combined with reinvestment of proceeds from lower-yielding matured securities into higher-yielding securities.  This was due primarily to increased credit and volatility spreads.  A return to lower long-term interest rate and prepayment levels similar to that experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricing.

Average FHLB stock and other investments increased $9.0 million, or 45.0%, to $29.1 million, for the nine months ended September 30, 2008 when compared to $20.1 million for the same period in 2007.  The average yield on FHLB stock and other investments decreased to 3.01% for the nine months ended September 30, 2008, when compared to 6.29% for the same period in 2007 due to the lower average short-term interest rates.  Interest income from our FHLB stock and other investments decreased $289,000, or 30.6%, to $656,000 for the nine months ended September 30, 2008, when compared to $945,000 for the same period in 2007 due to a decrease in the average yield.  For the three months ended September 30, 2008, average FHLB stock and other investments increased $16.6 million, or 96.3%, to $33.8 million, when compared to $17.2 million for the same period in 2007.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended September 30, 2008, interest income from FHLB stock and other investments decreased $65,000, or 26.5%, to $180,000, when compared to $245,000 for the same period in 2007 as a result of the decrease in the average yield from 5.64% in 2007 to 2.12% in 2008.

Average federal funds sold and other interest earning assets increased $2.4 million, or 87.7%, to $5.0 million, for the nine months ended September 30, 2008, when compared to $2.7 million for the same period in 2007.  Interest income from federal funds sold and other interest earning assets decreased $5,000, or 4.7%, for the nine months ended September 30, 2008, when compared to the same period in 2007, as a result of the decrease in the average yield from 5.27% in 2007 to 2.67% in 2008 which more than offset the increase in the average balance.  Average federal funds sold and other interest earning assets decreased $594,000, or 22.1%, to $2.1 million, for the three months ended September 30, 2008, when compared to $2.7 million for the same period in 2007.  Interest income from federal funds sold and other interest earning assets decreased $27,000, or 73.0%, for the three months ended September 30, 2008, when compared to the same period in 2007, as a result of the decrease in the average yield from 5.47% in 2007 to 1.90% in 2008.

Total interest expense increased $128,000, or 0.3%, to $44.9 million during the nine months ended September 30, 2008 as compared to $44.7 million during the same period in 2007.    The increase in interest expense was attributable to an increase in the average balance on interest bearing liabilities which more than offset a decrease in the yield on interest bearing liabilities from 4.30% for the nine months ended September 30, 2007 to 3.41% for the nine months ended September 30, 2008.  Average interest bearing liabilities increased $364.7 million, or 26.2%, for the nine months ended September 30, 2008 as compared to the same period in 2007.  For the three months ended September 30, 2008, total interest expense decreased $788,000, or 5.2%, to $14.5 million, compared to $15.2 million for the same period in 2007 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $462.4 million, or 33.2%, while the average yield decreased from 4.35% for the three months ended September 30, 2007 as compared to 3.10% for the three months ended September 30, 2008.

Average interest bearing deposits increased $91.2 million, or 9.2%, to $1.1 billion during the nine months ended September 30, 2008, when compared to $995.6 million for the same period in 2007, while the average rate paid decreased from 4.03% for the nine month period ended September 30, 2007 to 3.18% for the same period in 2008.  For the three months ended September 30, 2008, average interest bearing deposits increased $51.8 million, or 5.1%, to $1.1 billion, when compared to $1.0 billion for the same period in 2007 while the average rate paid decreased from 4.06% for the three month period ended September 30, 2007 to 2.70% for the three month period ended September 30, 2008.   The increase in our average total deposits is the result of overall bank growth, branch expansion and the acquisition of FWNB which more than offset the brokered CDs called during 2008.  Interest expense for interest bearing deposits for the three and nine months ended September 30, 2008 decreased $3.1 million, or 30.2%, and $4.1 million, or 13.7%, respectively, when compared to the same periods in 2007 due to the decrease in the average rate paid which more than offset the increase in the average balance.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, increased $29.8 million, or 11.1%, to $299.1 million for the nine months ended September 30, 2008, when compared to $269.3 million for the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $2.6 million, or 27.1%, and the average rate paid decreased 167 basis points to 3.18% for the nine month period ended September 30, 2008 when compared to 4.85% for the same period in 2007.  For the three months ended September 30, 2008, average short-term interest bearing liabilities increased $32.4 million, or 13.1%, when compared to the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $1.1 million, or 34.9%, and the average rate paid decreased 207 basis points to 2.83% for the three month period ended September 30, 2008 when compared to 4.90% for the same period in 2007.  The decrease in the interest expense for the three month period ended September 30, 2008 when compared to 2007 was due to the decrease in the average rate paid, which more than offset the increase in the average balance.

Average long-term interest bearing liabilities consisting of FHLB advances increased $211.1 million, or 216.1%, during the nine months ended September 30, 2008 to $308.7 million as compared to $97.7 million for the nine months ended September 30, 2007.  The increase in the average long-term FHLB advances occurred primarily as a result of our decision to call outstanding brokered CDs and replace them with long-term FHLB borrowings.  Interest expense associated with long-term FHLB advances increased $5.5 million, or 166.3%, while the average rate paid decreased 72 basis points to 3.82% for the nine months ended September 30, 2008 when compared to 4.54% for the same period in 2007.  For the three months ended September 30, 2008, long-term interest bearing liabilities increased $359.4 million, or 417.2%, when compared to the same period in 2007.  Interest expense associated with long-term FHLB advances increased $3.2 million, or 324.4%, while the average rate paid decreased 81 basis points to 3.78% for the three months ended September 30, 2008 when compared to 4.59% for the same period in 2007.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of Fort Worth Bancshares, Inc., was $60.3 million for the nine months ended September 30, 2008 compared to $27.7 million for the same period in 2007.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of Fort Worth Bancshares, Inc., which occurred on October 10, 2007.  Interest expense increased $175,000, or 21.8%, to $978,000 and $1.4 million, or 81.9%, to $3.0 million for the three and nine months ended September 30, 2008, respectively, when compared to $803,000 and $1.7 million for the same periods in 2007, respectively, primarily as a result of the increase in the average balance during the three and nine months ended September 30, 2008 when compared to the same periods in 2007.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trusts IV and the $12.9 million of long-term debentures issued to Southside Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of Fort Worth Bancshares, Inc., adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Nine Months Ended
	September 30, 2008			September 30, 2007
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$980,076	$55,818	7.61%	$770,653	$39,937	6.93%
Loans Held For Sale	2,734	99	4.84%	3,857	149	5.16%
Securities:
Investment Securities (Taxable)(4)	47,105	1,377	3.90%	54,444	2,004	4.92%
Investment Securities (Tax-Exempt)(3)(4)	83,357	4,124	6.61%	41,831	2,221	7.10%
Mortgage-backed and Related Securities (4)	983,882	38,876	5.28%	839,505	32,079	5.11%
Total Securities	1,114,344	44,377	5.32%	935,780	36,304	5.19%
FHLB stock and other investments, at cost	29,108	656	3.01%	20,071	945	6.29%
Interest Earning Deposits	928	22	3.17%	586	26	5.93%
Federal Funds Sold	4,118	79	2.56%	2,102	80	5.09%
Total Interest Earning Assets	2,131,308	101,051	6.33%	1,733,049	77,441	5.97%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,590			41,898
Bank Premises and Equipment	40,135			34,374
Other Assets	86,988			43,046
Less: Allowance for Loan Loss	(10,667)			(7,326)
Total Assets	$2,293,354			$1,845,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$56,863	545	1.28%	$51,825	505	1.30%
Time Deposits	537,829	17,203	4.27%	547,659	20,055	4.90%
Interest Bearing Demand Deposits	492,051	8,132	2.21%	396,075	9,421	3.18%
Total Interest Bearing Deposits	1,086,743	25,880	3.18%	995,559	29,981	4.03%
Short-term Interest Bearing Liabilities	299,125	7,125	3.18%	269,344	9,771	4.85%
Long-term Interest Bearing Liabilities – FHLB Dallas	308,725	8,828	3.82%	97,662	3,315	4.54%
Long-term Debt (5)	60,311	3,025	6.70%	27,662	1,663	8.04%
Total Interest Bearing Liabilities	1,754,904	44,858	3.41%	1,390,227	44,730	4.30%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	367,786			319,854
Other Liabilities	28,623			19,178
Total Liabilities	2,151,313			1,729,259

Minority Interest in SFG	525			-

SHAREHOLDERS’ EQUITY	141,516			115,782
Total Liabilities and Shareholders’ Equity	$2,293,354			$1,845,041
NET INTEREST INCOME		$56,193			$32,711
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.52%			2.52%
NET INTEREST SPREAD			2.92%			1.67%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,825 and $1,705 for the nine months ended September 30, 2008 and 2007, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,295 and $684 for the nine months ended September 30, 2008 and 2007, respectively.
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

Note: As of September 30, 2008 and 2007, loans totaling $6,192 and $1,307, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	September 30, 2008			September 30, 2007
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans(1) (2)	$985,953	$18,630	7.52%	$777,509	$13,678	6.98%
Loans Held For Sale	2,099	29	5.50%	3,804	53	5.53%
Securities:
Investment Securities (Taxable)(4)	37,826	307	3.23%	44,743	552	4.89%
Investment Securities (Tax-Exempt)(3)(4)	76,646	1,291	6.70%	43,679	772	7.01%
Mortgage-backed and Related Securities (4)	1,119,217	14,883	5.29%	851,985	10,982	5.11%
Total Securities	1,233,689	16,481	5.31%	940,407	12,306	5.19%
FHLB stock and other investments, at cost	33,810	180	2.12%	17,226	245	5.64%
Interest Earning Deposits	530	2	1.50%	655	9	5.45%
Federal Funds Sold	1,559	8	2.04%	2,028	28	5.48%
Total Interest Earning Assets	2,257,640	35,330	6.23%	1,741,629	26,319	6.00%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,061			40,381
Bank Premises and Equipment	40,473			35,204
Other Assets	86,542			42,431
Less: Allowance for Loan Loss	(11,614)			(7,381)
Total Assets	$2,418,102			$1,852,264
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$58,646	188	1.28%	$51,846	171	1.31%
Time Deposits	497,663	4,502	3.60%	561,382	6,983	4.94%
Interest Bearing Demand Deposits	511,599	2,567	2.00%	402,884	3,237	3.19%
Total Interest Bearing Deposits	1,067,908	7,257	2.70%	1,016,112	10,391	4.06%
Short-term Interest Bearing Liabilities	279,502	1,986	2.83%	247,088	3,049	4.90%
Long-term Interest Bearing Liabilities – FHLB Dallas	445,590	4,231	3.78%	86,147	997	4.59%
Long-term Debt (5)	60,311	978	6.45%	41,518	803	7.67%
Total Interest Bearing Liabilities	1,853,311	14,452	3.10%	1,390,865	15,240	4.35%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	382,940			323,130
Other Liabilities	39,105			20,134
Total Liabilities	2,275,356			1,734,129

Minority Interest in SFG	425			-

SHAREHOLDERS’ EQUITY	142,321			118,135
Total Liabilities and Shareholders’ Equity	$2,418,102			$1,852,264
NET INTEREST INCOME		$20,878			$11,079
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.68%			2.52%
NET INTEREST SPREAD			3.13%			1.65%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $630 and $597 for the three months ended September 30, 2008 and 2007, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $440 and $247 for the three months ended September 30, 2008 and 2007, respectively.
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

 Note: As of September 30, 2008 and 2007, loans totaling $6,192 and $1,307, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

We earn noninterest income from a variety of sources that include deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $27.6 million for the nine months ended September 30, 2008 compared to $19.2 million for the same period in 2007, an increase of $8.4 million, or 43.8%.  For the three months ended September 30, 2008, noninterest income was $7.6 million, compared to $6.4 million for the same period in 2007, an increase of $1.2 million, or 19.0%.  During the nine months ended September 30, 2008, we had gains on sale of AFS securities of $6.6 million compared to gains of $561,000 for the same period in 2007.  Gains on sale of AFS securities for the three months ended September 30, 2008 were $822,000 compared to $126,000 for the same period in 2007.  The market value of the AFS securities portfolio at September 30, 2008 was $1.1 billion with a net unrealized loss on that date of $4.4 million.  The net unrealized loss is comprised of $6.8 million in unrealized gains and $11.2 million in unrealized losses.  The market value of the HTM securities portfolio at September 30, 2008 was $166.2 million with a net unrealized gain on that date of $463,000.  The net unrealized gain is comprised of $781,000 in unrealized gains and $318,000 in unrealized losses.  During the nine months ended September 30, 2008, we sold specific lower coupon mortgage-backed securities where the risk reward profile had changed and replaced them with higher coupon mortgage-backed securities that potentially should perform better as housing slowed.  Selected long duration municipal securities were sold to lower portfolio duration as concerns of potential higher interest rates increased.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns or the risk reward profile based on price.

Deposit services income increased $465,000, or 10.9%, and $1.4 million, or 10.8% for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income.

Trust income increased $156,000, or 29.9%, and $328,000, or 21.0%, for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007 due to growth experienced in our trust department.

Gain on sale of loans decreased $185,000, or 43.6%, for the three months ended September 30, 2008 when compared to the same period in 2007.  This is a result of a decrease in the amount of loans sold during the three months ended September 30, 2008 when compared to the same period in 2007.  Gain on sale of loans increased $58,000, or 3.9%, for the nine months ended September 30, 2008 when compared to the same period in 2007.   The increase was due primarily to the sales of selected loans from pools of automobile loans purchased by SFG at gains of $334,000 which more than offset the decrease in mortgage loans sold during the nine months ended September 30, 2008.  Additionally, approximately $6.2 million of student loans were sold during the second quarter ended June 30, 2008.

BOLI income increased $41,000, or 15.0%, and $577,000, or 71.7%, for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007 primarily as a result of a death benefit received for a retired covered officer during the three months ended June 30, 2008.

Other noninterest income increased $43,000, or 5.5%, and $78,000, or 3.4%, for the three and nine months ended September 30, 2008 when compared to the same periods in 2007.  The increases were primarily a result of increases in fair value adjustment of written loan commitments, credit life commission income, stored value card income, credit card fee income, and merchant banking income while offset by decreases in Moneygram income and brokerage services income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $15.8 million and $44.6 million for the three and nine months ended September 30, 2008, respectively, compared to $11.5 million and $34.2 million for the same periods in 2007, respectively, representing increases of $4.2 million, or 36.8%, and $10.4 million, or 30.3%, respectively.

Salaries and employee benefits expense increased $2.8 million, or 38.1%, and $5.9 million, or 27.2%, during the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007.  Direct salary expense and payroll taxes increased $1.9 million, or 32.3%, and $4.9 million, or 27.4%, during the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007.  The increase for the three and nine months ended September 30, 2008, was primarily the result of salary expense associated with the addition of FWNB and SFG combined with normal salary increases for Southside Bank.

Retirement expense, included in salary and benefits, increased $1.2 million, or 246.3%, and $1.2 million, or 86.5%, for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007.  The increase was related to a retirement agreement for the Chairman and Chief Executive Officer, payable over a five year period, only after the executive retires, which replaces a previous post-retirement agreement.  In addition to the $1.2 million discussed above, we contributed $200,000 to our Employee Stock Option Plan, together, which more than offset the decreases to the defined benefit plan related primarily to the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2008 when compared to 2007.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was increased to 6.25%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $320,000, or 36.4%, and $268,000, or 11.6%, for the three and nine months ended September 30, 2008 when compared to the same periods in 2007 primarily due to decreased health claims expense for the comparative period of time.  We have a self-insured health plan that is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2008.

Occupancy expense increased $188,000, or 14.9%, and $645,000, or 17.8% for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007 due primarily to the acquisition of FWNB and SFG combined with the opening of two de novo branches during 2007 and one branch during the third quarter of 2008.

ATM and debit card expense increased $66,000, or 26.7%, and $162,000, or 21.8%,  for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 primarily as a result of the acquisition of FWNB combined with overall growth in Southside’s usage.

Professional fees increased $39,000, or 9.4%, and $275,000, or 28.5%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 as a result of increases in legal fees.

FDIC insurance increased $182,000, or 478.9%, and $576,000, or 514.3%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 as a result of implementations from the FDIC Reform Act of 2005.  Beginning in June of 2007, FDIC billed every institution for deposit insurance in addition to the FICO assessment previously assessed.  The FDIC issued credits to eligible insured depository institutions which offset most of our deposit insurance bills for 2007.

When comparing the three and nine months ended September 30, 2008 to the same periods in 2007, the following expense categories experienced increases as a direct result of the acquisition of FWNB and investment in SFG: equipment expense increased $59,000, or 22.0%, and $230,000, or 31.2%; advertising, travel and entertainment increased $84,000, or 23.1%, and $174,000, or 14.1%; supplies increased $50,000, or 33.1%, and $97,000, or 19.9%; postage increased $34,000, or 20.6%, and $97,000, or 20.7%, and telephone and communications increased $77,000, or 39.9%, and $208,000, or 36.0%, respectively.

Other expense increased $698,000, or 64.9%, and $2.0 million, or 61.8%, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase occurred primarily due to amortization of core deposit intangible, and increases in ORE and repo asset expense, data processing fees, collection fees, computer fees, bank exam fees, credit card rebate program and the acquisition of FWNB and investment in SFG.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2008 was $8.5 million and $27.7 million, respectively, compared to $4.5 million and $14.3 million, respectively, for the same periods in 2007.

Income tax expense was $2.2 million and $7.4 million, respectively, for the three and nine months ended September 30, 2008, compared to $976,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2007.  The effective tax rate as a percentage of pre-tax income was 26.4% and 26.7% for the three and nine months ended September 30, 2008, compared to 21.8% and 17.3% for the three and nine months ended September 30, 2007.  The increase in the effective tax rate and income tax expense for the three and nine months ended September 30, 2008 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2007, as well as a one-time state tax credit resulting from a change in Texas tax law during the three months ended June 30, 2007, related to the new margin tax.  The state tax credit was $779,000, which was partially offset by an increase in our estimated margin tax of $183,000, net of federal income tax.  Excluding the effect of the state tax credit and estimated margin tax, the effective tax rate for the nine months ended September 30, 2007, would have been 21.5%.

Capital Resources

Our total shareholders' equity at September 30, 2008, was $142.4 million, representing an increase of $10.1 million from December 31, 2007, and represented 5.6% of total assets at September 30, 2008 compared to 6.0% of total assets at December 31, 2007.

Increases to shareholders’ equity consisted of net income of $20.3 million, the issuance of $1.6 million in common stock (177,933 shares) through our incentive stock option and dividend reinvestment plans which was offset with an increase in accumulated other comprehensive loss of $6.1 million and $5.6 million in dividends paid.

On March 19, 2008, our board of directors declared a 5% stock dividend to common stock shareholders of record April 10, 2008, payable on April 28, 2008.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of September 30, 2008, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$203,320	17.33%	$93,869	8.00%	N/A	N/A
Bank Only	$194,439	16.59%	$93,762	8.00%	$117,202	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$183,033	15.60%	$46,934	4.00%	N/A	N/A
Bank Only	$181,505	15.49%	$46,881	4.00%	$70,321	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$183,033	7.65%	$95,748	4.00%	N/A	N/A
Bank Only	$181,505	7.60%	$95,563	4.00%	$119,454	5.00%

As of September 30, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$196,649	21.92%	$71,780	8.00%	N/A	N/A
Bank Only	$150,981	16.83%	$71,764	8.00%	$89,705	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$178,681	19.91%	$35,890	4.00%	N/A	N/A
Bank Only	$143,313	15.98%	$35,882	4.00%	$53,823	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$178,681	9.64%	$74,107	4.00%	N/A	N/A
Bank Only	$143,313	7.74%	$74,046	4.00%	$92,558	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2008, these investments were 19.52% of total assets compared to 17.88% at September 30, 2007.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  At September 30, 2008, there were no federal funds purchased.  At September 30, 2008, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $275 million, net of FHLB stock purchases required.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2008, the SFG loans totaled approximately $73.8 million.

Our market areas have not experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced.  However, we have strengthened our underwriting standards especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At	At
	September 30,	December 31,	September 30,
	2008	2007	2007

Real Estate Loans:
Construction	$99,235	$107,397	$56,714
1-4 Family Residential	244,988	237,979	225,381
Other	185,248	200,148	178,847
Commercial Loans	165,929	154,171	125,809
Municipal Loans	118,568	112,523	110,084
Loans to Individuals	173,407	149,012	98,753
Total Loans	$987,375	$961,230	$795,588

Our 1-4 family residential mortgage loans increased $7.0 million, or 2.9%, to $245.0 million for the nine month period ended September 30, 2008 from $238.0 million at December 31, 2007, and $19.6 million, or 8.7%, from $225.4 million at September 30, 2007 due to normal growth in this portfolio. Commercial loans increased $11.8 million, or 7.6%, to $165.9 million for the nine month period ended September 30, 2008 from $154.2 million at December 31, 2007, and $40.1 million, or 31.9%, from $125.8 million at September 30, 2007 due to additional market penetration and continued emphasis on regional lending. Municipal loans increased $6.0 million, or 5.4%, to $118.6 million for the nine month period ended September 30, 2008 from $112.5 million at December 31, 2007, and $8.5 million, or 7.7%, from $110.1 million at September 30, 2007 due in part to issues in the municipal market related to municipal insurers.  Loans to individuals, which includes SFG loans, increased $24.4 million, or 16.4%, to $173.4 million for the nine month period ended September 30, 2008 from $149.0 million at December 31, 2007, and $74.7 million, or 75.6%, from $98.8 million at September 30, 2007, primarily as a result of pools of automobile loans purchased by SFG.

Construction loans decreased $8.2 million, or 7.6%, to $99.2 million for the nine month period ended September 30, 2008 from $107.4 million at December 31, 2007, and increased $42.5 million, or 75.0%, from $56.7 million at September 30, 2007.  The increase in construction loans during the period ended September 30, 2008 over the same period in 2007 is primarily due to advances on commercial construction loans in our market areas and the acquisition of FWNB.  Real estate loans – Other, which are comprised primarily of commercial real estate loans decreased $14.9 million, or 7.4% to $185.2 million for the nine month period ended September 30, 2008 from $200.1 million at December 31, 2007, and increased $6.4 million, or 3.6%, from $178.8 million at September 30, 2007.  The decrease from December 31, 2007 is primarily due to more rigorous underwriting standards and loan pricing.

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

As of September 30, 2008, our review of the loan portfolio indicated that a loan loss allowance of $12.9 million was adequate to cover probable losses in the portfolio.

For the three and nine months ended September 30, 2008, loan charge-offs were $2.3 million and $6.7 million and recoveries were $509,000 and $1.5 million, resulting in net charge-offs of $1.7 million and $5.2 million, respectively.  For the three and nine months ended September 30, 2007, loan charge-offs were $797,000 and $2.0 million and recoveries were $478,000 and $1.5 million, resulting in net charge-offs of $319,000 and $479,000, respectively.  The increase in net charge-offs was primarily related to the SFG automobile loans purchased.  The necessary provision expense was estimated at $3.2 million and $8.3 million for the three and nine months ended September 30, 2008, compared to $620,000 and $954,000 for the comparable period in 2007, respectively. The increase in provision expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily a result of the increase in the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.  This has resulted in increased charge-offs and increased provision expense.  These factors are considered prior to SFG purchases of pools of automobile loans when determining the appropriate purchase price.  These pools are typically purchased at a discount.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At September 30, 2008	At December 31, 2007	At September 30, 2007

Nonaccrual loans	$6,192	$2,913	$1,307
Loans 90 days past due	1,320	400	466
Restructured loans	158	225	167
Other real estate owned	549	153	172
Repossessed assets	342	255	65
Total Nonperforming Assets	$8,561	$3,946	$2,177

Total nonperforming assets at September 30, 2008 were $8.6 million, an increase of $4.6 million, or 117.0%, from $3.9 million at December 31, 2007 and an increase of $6.4 million, or 293.2%, from $2.2 million at September 30, 2007.  Approximately $2.0 million of the nonperforming assets at September 30, 2008, represented one commercial construction loan relationship placed on nonaccrual during the first quarter.  Based on information currently available, we do not believe we will have any significant nonreserved losses.  From December 31, 2007 to September 30, 2008, nonaccrual loans increased $3.3 million, or 112.6%, to $6.2 million and from September 30, 2007, increased $4.9 million, or 373.8%.  Of the total nonaccrual loans at September 30, 2008, 5.2% are residential real estate loans, 13.3% are commercial real estate loans, 19.6% are commercial loans, 29.3% are loans to individuals and 32.6% are construction loans.  OREO increased $396,000, or 258.8%, to $549,000 at September 30, 2008 from $153,000 at December 31, 2007 and increased $377,000, or 219.2%, from $172,000 at September 30, 2007.  All of the OREO at September 30, 2008, consisted of construction loans.  We actively market all properties and none are held for investment purposes.  Loans 90 days or more past due increased $920,000, or 230.0%, to $1.3 million at September 30, 2008 from $400,000 at December 31, 2007 and $854,000, or 183.3%, from $466,000 at September 30, 2007.  Repossessed assets increased $87,000, or 34.1%, to $342,000 at September 30, 2008 from $255,000 at December 31, 2007 and $277,000, or 426.2%, from $65,000 at September 30, 2007.  The increase in repossessed assets at September 30, 2008 was attributable to SFG automobile loan pools.  Restructured loans decreased $67,000, or 29.8%, to $158,000 at September 30, 2008 from $225,000 at December 31, 2007 and $9,000, or 5.4%, from $167,000 at September 30, 2007.

Expansion

During the third quarter ended September 30, 2008, the Company completed merging FWNB along with its branches into Southside Bank.  We anticipate further synergy in lending and deposit activities as well as an increase in the economies of scale.

The Bank also opened a new  branch in Fort Worth during the third quarter ended September 30, 2008.

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

In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation, the current economic downturn and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  The Company utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next twelve months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 0.13% and 0.42%, respectively, relative to the base case over the next twelve months, while a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.45% and a decrease of 200 basis points would result in a negative variance in net income of 4.37% relative to the base case over the next twelve months.  As of September 30, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 4.84% and 4.92%, respectively, relative to the base case over twelve months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 7.16% and 9.72%, respectively, relative to the base case over the next twelve months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are a party to legal proceedings arising in the normal course of business.  Management believes that at September 30, 2008 such litigation is not material to our financial position or results of operations.

ITEM 1A.                   RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Participation in the Treasury’s Troubled Asset Relief Program (“TARP”) May Not Be Available to the Company, and Participation May Have a Dilutive Effect on Current Shareholders

On October 14, 2008, the Treasury announced that as a part of the EESA, it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  The Company is considering whether to submit an application to participate in the TARP Capital Purchase Program; however, the Company’s participation will be subject to the Treasury’s approval, the execution of definitive agreements and standard closing conditions.  There can be no assurance that the Company’s application will be approved or that the Company will receive funds under the TARP Capital Purchase Program.  In addition, if the Company’s application is approved and it participates in the TARP Capital Purchase Program, the Company will issue preferred stock and warrants to purchase common stock to the Treasury, which will have a dilutive effect on the Company’s current shareholders.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

The Emergency Economic Stabilization Act of 2008 may impact the fair value determinations of our invested assets and may lead to regulatory limitations, impositions and restrictions upon us.

One of the main features of the EESA, which took effect October 3, 2008, is the establishment of the Troubled Assets Relief Program (“TARP”). Although we are eligible to participate in TARP, we have not yet decided whether to tender our eligible securities. Regardless of our participation decision, several provisions of the Act could affect us. Purchase prices under TARP could impact market-place fair values of similar securities, thereby impacting our fair value determinations. Also, the mandatory plan adopted to recoup the net losses of TARP within the next five years may target financial institutions such as us and may lead to regulatory limitations, impositions and future assessments. All of these factors may have an adverse material impact on our results of operations, equity, business and insurer financial strength and debt ratings.

Funding to Provide Liquidity May Not Be Available to Us on Favorable Terms or At All

The Company has historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that the Company will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits may continue to exceed the cost of deposits of similar maturity in the Company’s local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; there may not be a market for the issuance of additional trust preferred securities; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.  If funding continues to be available on a limited basis, or only on unfavorable terms, then the Company’s liquidity, and its net interest margin and net income, likely could be adversely affected.

Current Levels of Market Volatility are Unprecedented, Which May Have an Adverse Effect on the Company’s Ability to Access Capital

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Not Applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5.                   OTHER INFORMATION

On November 7, 2008, the Company, the Bank and B.G. Hartley, the Chairman and Chief Executive Officer of the Company and the Bank, entered into a Retirement Agreement.

The Retirement Agreement terminates and replaces the Post Retirement Agreement, dated June 20, 2001, by and among the Company, the Bank and Mr. Hartley, which is filed with the Commission as Exhibit 10(g) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2001.

The Retirement Agreement provides that if Mr. Hartley voluntarily retires as an employee and officer of the Company, he shall simultaneously retire as an employee and officer of the Bank, but that the parties expect that he shall continue his services on the boards of directors of the Company and the Bank.

The Retirement Agreement provides that in each of the five years after his “separation from service” (as defined under Section 409A of the Internal Revenue Code of 1986), regardless of whether the separation is by reason of retirement, death or otherwise, the Company shall pay Mr. Hartley $250,000 per year, subject to a 5% increase per year after the first year.  The Company shall continue to make payments to Mr. Hartley’s estate or beneficiaries in the event of his death during the five year period.  In addition, Mr. Hartley shall be entitled to participate in all plans, programs, practices and policies maintained by the Company at that time with respect to retirement or termination of employment.

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

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

*10(o)	–	Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley.

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2008

/s/ LEE R. GIBSON
Lee R. Gibson, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: November 6, 2008

Exhibit Index

     Exhibit
    Number                                Description

10(o)	Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*The certifications attached as Exhibit 32 accompany this quarterly report on Form 10-Q and are “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.