Form 10-K
period 2008-12-31
SOUTHSIDE BANCSHARES INC
filed 2009-03-03
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                                                                                     Accelerated filer  [✓]
Non-accelerated filer (do not check if a smaller reporting company)  [   ]                                     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was $215,736,272.

As of February 13, 2009, 14,024,526 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 16, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  The word “FWBS” refers to Fort Worth Bancshares, Inc.  The word “SFG” refers to Southside Financial Group, LLC. of which Southside owns a 50% interest.

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

At December 31, 2008, our total assets were $2.70 billion, total loans were $1.02 billion, deposits were $1.56 billion, and shareholders’ equity was $160.6 million.  For the years ended December 31, 2008 and 2007, our net income was $30.7 million and $16.7 million, respectively, and diluted earnings per common share were $2.16 and $1.18, respectively.  We have paid a cash dividend every year since 1970.

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

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2008, our trust department managed approximately $628 million of trust assets.

We and our subsidiaries are subject to comprehensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Texas Department of Banking (the “TDB”) and the Federal Deposit Insurance Corporation (the “FDIC”) and are subject to numerous laws and regulations relating to internal controls, the extension of credit, making of loans to individuals, deposits, and all other facets of our operations.

    On October 10, 2007, Southside completed the acquisition of FWBS and its wholly-owned subsidiaries, Fort Worth Bancorporation, Inc., FWNB and Magnolia Trust Company I.  Southside purchased all of the outstanding capital stock of FWBS for approximately $37 million.  FWNB operated two banking offices in Fort Worth, one banking office in Arlington and a loan production office in Austin.  At the time of purchase FWNB had approximately $124 million in total assets, $105 million in loans and $103 million in deposits.

Our administrative offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701, and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge at either our website or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

RECENT DEVELOPMENTS

During September 2008, we completed the merger of FWNB, which operated two branches in Fort Worth, one branch in Arlington and a loan production office in Austin, into Southside Bank.  This resulted in the termination of the FWNB charter and the integration of FWNB into our branch network.

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

We serve our markets through 44 branch locations, 18 of which are located in grocery stores.  The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.

We also maintain 11 motor bank facilities.  Our customers may also access various banking services through our 47 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last ten to 15 years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  During 2008, our market areas began to experience the effects of the housing-led slowdown that were impacting other regions of the United States.  Beginning in the fourth quarter, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2008, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas.  Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to increase.

EMPLOYEES

At February 13, 2009, we employed approximately 546 full time equivalent persons.  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2008 and as of February 13, 2009 were as follows:

B. G. Hartley (Age 79), Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. since 1983.  He also serves as Chairman of the Board and Chief Executive Officer of Southside Bank, having served in these capacities since Southside Bank's inception in 1960.

Sam Dawson (Age 61), President, Secretary and Director of Southside Bancshares, Inc. since 1998.  He also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 77), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 57), Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 52), Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and of Southside Bank in 1984.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  As bank holding companies under federal law, Southside Bancshares, Inc. and its wholly-owned subsidiary, Southside Delaware Financial Corporation, (collectively, the “Holding Companies”) are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the Texas Department of Banking (“TDB”), as its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund (“DIF”) and the public rather than our shareholders and creditors.

The earnings of Southside Bank and, therefore, the earnings of the Holding Companies, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Proposals to change the laws and regulations applicable to us are frequently introduced at both the federal and state levels.  Current proposals include an extensive restructuring of the regulatory framework within which we operate.  The likelihood and timing of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.

Holding Company Regulation

As bank holding companies under the Bank Holding Company Act of 1956 (“BHCA”), as amended, the Holding Companies are registered with and subject to regulation, supervision and examination by the Federal Reserve.  The Holding Companies are required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Holding Companies.

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

o	factoring accounts receivable;

o	making, acquiring, brokering or servicing loans and usual related activities;

o	leasing personal or real property;

o	operating a nonbank depository institution, such as a savings association;

o	trust company functions;

o	financial and investment advisory activities;

o	conducting discount securities brokerage activities;

o	underwriting and dealing in government obligations and money market instruments;

o	providing specified management consulting and counseling activities;

o	performing selected data processing services and support services;

o	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

o	performing selected insurance underwriting activities.

    The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Bank holding companies meeting certain eligibility requirements may elect to become a “financial holding company.”  A financial holding company and companies under its control may engage in activities that are “financial in nature,” as defined by the Gramm-Leach-Bliley Act (“GLBA”) and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries.  Financial activities specifically include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.  Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the Treasury Department, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complimentary” to financial activities.  The Holding Companies have not sought financial holding company status.  However, there can be no assurance that they will not make such an election in the future.  If the Holding Companies were to elect financial holding company status, the Bank and any other insured depository institution the Holding Companies control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.

The agencies’ risk-based guidelines define a three-tier capital framework.  Tier 1 capital includes common shareholders’ equity; trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments.  Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, a limited amount of the allowance for credit losses and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.

Risk-based capital ratios are calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  Under these risk-based capital requirements, the Holding Companies and Southside Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engage in trading activities, we are required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.  Any capital required to be maintained under these provisions may consist of Tier 3 capital.

Each of the federal bank regulatory agencies, including the Federal Reserve and the FDIC, also have established minimum leverage capital requirements for the banking organizations they supervise.  These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%.  Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio equal to 100 to 200 basis points above that stated minimum.  Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  The Federal Reserve also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”).  Basel II adopts a three-pillar framework comprised of minimum capital requirements, supervisory assessment of capital adequacy and market discipline.  Basel II provides several options for determining capital requirements for credit and operational risk.  In December 2007, the agencies adopted a final rule implementing Basel II’s advanced approach.  The final rule became effective on April 1, 2008.  Compliance with the final rule is mandatory only for “core banks” - U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion.  Other U.S. banking organizations that meet applicable qualification requirements may elect, but are not required, to comply with the final rule.  The final rule also allows a banking organization’s primary federal regulator to determine that application of the rule would not be appropriate in light of the organization’s asset size, level of complexity, risk profile or scope of operations.  In July 2008, in order to address the potential competitive inequalities resulting from the now bifurcated risk-based capital system in the United States, the agencies agreed to issue a proposed rule that would provide non-core banks with the option to adopt an approach consistent with Basel II’s standardized approach.  This proposed new rule will replace the agencies’ earlier proposed amendments to existing Basel I risk-based capital rules (referred to as the “Basel I-A” approach).   At this time, U.S. banking organizations not subject to the final rule are required to continue to use the existing Basel I risk-based capital rules.  The Holding Companies are not required, and have not elected, to comply with the final rule.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of the Company and the Bank as of December 31, 2008, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Southside Bancshares, Inc.	Southside Bank

Risk-based capital ratios:

Tier 1 Capital (1)	4.0%	6.0%	16.04%	16.10%

Total risk-based capital (2)	8.0	10.0	17.66	17.35

Tier 1 leverage ratio (3)	4.0	5.0	7.48	7.51

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

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any such loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  See also Bank Regulation - Prompt Corrective Action.

Dividends.  The principal source of our liquidity at the parent company level is dividends from Southside Bank.  Southside Bank is subject to federal and state restrictions on its ability to pay dividends to Southside Delaware Financial Corporation, the direct parent of Southside Bank, which in turn may affect the ability of Southside Delaware to pay dividends to the Company.  We must pay essentially all of our operating expenses from funds we receive from Southside Bank.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.  Consistent with its “source of strength” policy, the Federal Reserve discourages bank holding companies from paying dividends except out of operating earnings and prefers that dividends be paid only if, after the payment, the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

Change in Control.  Under the Change in Bank Control Act (“CBCA”), persons who intend to acquire direct or indirect control of a depository institution, must give 60 days prior notice to the appropriate federal banking agency.  With respect to the Holding Companies, “control” would exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.

Acquisitions.  The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company.

Regulatory Examination.  Federal and state banking agencies require the Holding Companies and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Holding Companies and any nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.

Enforcement Authority.  The Federal Reserve has broad enforcement powers over bank holding companies and their nonbank subsidiaries and has authority to prohibit activities that represent unsafe or unsound banking practices or constitute knowing or reckless violations of laws or regulations.  These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.  Civil money penalties can be as high as $1,000,000 for each day the activity continues.

Bank Regulation

Southside Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the DIF of the FDIC.  It is not a member of the Federal Reserve System.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  The federal and state laws applicable to banks regulate, among other things, the scope of their business and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.

Permitted Activities and Investments.  Under the Federal Deposit Insurance Act (“FDIA”), the activities and investments of state nonmember banks are generally limited to those permissible for national banks, notwithstanding state law. With FDIC approval, a state nonmember bank may engage in activities not permissible for a national bank if the FDIC determines that the activity does not pose a significant risk to the DIF and that the bank meets its minimum capital requirements.  Similarly, under Texas law, a state bank may engage in those activities permissible for national banks domiciled in Texas.  The TDB may permit a Texas state bank to engage in additional activities so long as the performance of the activity by the bank would not adversely affect the safety and soundness of the bank.

Brokered Deposits.  Southside Bank also may be restricted in its ability to accept brokered deposits, depending on its capital classification.  Only “well capitalized” banks are permitted to accept brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Loans-to-One-Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital.

Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Holding Companies, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc., and certain entities affiliated with any such persons.  Any such extensions of credit must (i) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.

Deposit Insurance.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  The FDIC uses a risk-based premium assessment system, which was amended by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”).  Under this system, assessment rates for insured depository institutions vary according to the institution’s level of risk.  To arrive at an assessment rate, the FDIC assigns an institution to one of four risk categories (with the first category having two subcategories based on the institution’s most recent supervisory and capital evaluations) designed to measure risk.  Assessment rates in 2008 ranged from 0.05% of deposits (for institutions in the highest category) to 0.43% of deposits (for institutions in the lowest category), but could be higher under certain conditions.  The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.  Under the current system, premiums are assessed quarterly.  The Reform Act also provided for a one-time premium assessment credit for eligible depository institutions, including those institutions in existence and paying deposit insurance premiums at December 31, 1996, and is applied automatically to reduce the institution’s quarterly premium assessment to the maximum extent allowed, until the credit is exhausted.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments are set quarterly, and in 2008 ranged from 1.14 basis points in the first quarter to 1.10 basis points in the fourth quarter.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC will fully guarantee funds deposited in noninterest bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate.  In conjunction with the increased deposit insurance coverage, insurance assessments also increase.  Southside Bank has not opted out of the Temporary Liquidity Guarantee Program.

Capital Adequacy.  See Holding Company Regulation – Capital Adequacy.

Prompt Corrective Action.  The Federal Deposit Insurance Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).  FDICIA requires the federal banking agencies, including the FDIC, to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, as the classification of a bank or thrift deteriorates.  Failure to meet the capital guidelines also could subject a depository institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee the bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  The Bank currently meets the criteria for “well-capitalized.”

Within the “prompt corrective action” regulations, the federal banking agencies also have established procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice.  The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, it may require the Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Dividends.  All dividends paid by Southside Bank are paid to the Company, as sole indirect shareholder of Southside Bank, through Southside Delaware.  The ability of Southside Bank, as a Texas state bank, to pay dividends is restricted under federal and state law and regulations.  As an initial matter, the FDICIA and the regulations of the FDIC generally prohibit an insured depository institution from making a capital distribution (including payment of dividend) if, thereafter, the institution would not be at least adequately capitalized.  Under Texas law, Southside Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses.

Southside Bank’s general dividend policy is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations.  Southside Bank’s dividend policies are subject to the discretion of its board of directors and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.  The exact amount of future dividends paid by Southside Bank will be a function of its general profitability (which cannot be accurately estimated or assured), applicable tax rates in effect from year to year and the discretion of its board of directors.

Transactions with Affiliates.  Southside Bank is subject to sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve’s Regulation W, as made applicable to state nonmember banks by section 18(j) of the FDIA.  Sections 23A and 23B of the FRA restrict a bank’s ability to engage in certain transactions with its affiliates.  An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies controlled by such parent holding company are generally affiliates of the bank.

Specifically, section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate.

Section 23B, among other things, prohibits a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Anti-Tying Regulations.  Under the BHCA and Federal Reserve’s regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer not obtain credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), Southside Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the needs of our entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for banks nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community.

On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “Satisfactory.”  Southside Bank was last examined for compliance with the CRA on March 12, 2007 and received a rating of “Outstanding.”

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching, subject to certain age and deposit concentration limits that may be imposed under applicable state laws.  Texas law permits interstate branching in two manners, with certain exceptions.  First, a bank with its main office outside of Texas may establish a branch in the State of Texas by merging with a bank located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition.  In addition, a bank with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the bank’s main office is located in a state that would permit Texas banks to establish a branch on a de novo basis in that state.

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

Consumer Regulation.  The activities of Southside Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD, governing disclosure of deposit account terms to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, Southside Bank also may be subject to certain state laws and regulations designed to protect consumers.

Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institutions total capital, or

•
total commercial real estate loans represent 300 percent or more of the institution’s total capital and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

Anti-Money Laundering.  Southside Bank is subject to the regulations of the Financial Crimes Enforcement Network (“FinCEN”), which implement the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “USA Patriot Act.”  The USA Patriot Act gives the federal government the power to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Title III of the USA Patriot Act includes measures intended to encourage information sharing among banks, regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including state-chartered banks like Southside Bank.

The USA Patriot Act and the related FinCEN regulations impose the following requirements with respect to financial institutions:

•	establishment of anti-money laundering programs, including adoption of written procedures, designation of a compliance officer and auditing of the program;

•
establishment of a program specifying procedures for obtaining information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

•	prohibitions on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•	requirements that bank regulators consider bank holding company or bank compliance in connection with merger or acquisition transactions.

Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

The Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and required to report any identified relationships or transactions.

OFAC. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will continue to send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Privacy and Data Security.  Under federal law, financial institutions are generally prohibited from disclosing consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  To the extent state laws are more protective of consumer privacy, financial institutions must comply with state law privacy provisions.

In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under federal law, Southside Bank must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Regulatory Examination.  See Holding Company Regulation.

Enforcement Authority.  Southside Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, including termination of deposit insurance.  When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.

Governmental Monetary Policies.  The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve.  Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve.  Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  The nature of future monetary policies and the effect of such policies on Southside Bank’s future business and earnings, therefore, cannot be predicted accurately.

Capital Purchase Program.  Under Title I of the Emergency Economic Stabilization Act (“EESA”) enacted in October 2008, the U.S. Treasury Department (“Treasury”) has established the Troubled Asset Relief Program (“TARP”), which includes the Capital Purchase Program (“CPP”).  Under the CPP, the Treasury will, upon application by a bank holding company and approval by the Federal Reserve Board and the primary federal regulator of the subsidiary bank or banks, purchase senior preferred stock from the company.  Because of our sound financial condition and the conditions that are or may be imposed on use of the CPP funds or on the institutions that received CPP funds, we have chosen not to apply for such funds.

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

RISKS RELATED TO OUR BUSINESS

We are subject to the current economic environment which poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the national economic recession and any deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increase in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power; and

•
decrease in the credit quality of our non U.S. Government and non U.S. Agency investment securities, especially our trust preferred, corporate and municipal securities, could adversely affect our financial condition and results of operations.

We are faced with current levels of market volatility that are unprecedented and could adversely impact our results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than one year.  In recent months, volatility in, and disruption of, these markets have reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

There can be no assurance that recently enacted or future legislation will stabilize the U.S. financial system, and we cannot predict the effect such legislation may have on us.

The EESA was the result of a proposal by the Treasury in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the Treasury announced the CPP, a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.  On November 21, 2008, the FDIC adopted a final rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, noninterest bearing bank transaction accounts.  On February 10, 2009, Treasury Secretary Geithner announced a new stimulus plan, the Financial Stability Plan, which is intended, among other things, to create a public-private investment fund used to purchase distressed assets, create a consumer and business lending initiative, provide further capital assistance to financial institutions, stem foreclosures and restructure mortgages.

Each of these programs, as well as others adopted under the EESA, was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA, the FDIC programs, the Financial Stability Plan or any other governmental program will have on the financial markets.  We cannot predict the effect of the EESA, the FDIC, the Financial Stability Plan or other governmental programs, but the failure of these programs to stabilize the financial markets and a continuation or worsening of current financial market conditions likely will materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

The EESA may impact the fair value determinations of our invested assets and may lead to regulatory limitations, impositions and restrictions upon us.

Several provisions of the EESA could affect us.  Purchase prices under the EESA could impact market-place fair values of similar securities, thereby impacting our fair value determinations.  Also, the mandatory plan adopted to recoup the net losses of the EESA within the next five years may target financial institutions such as us and may lead to regulatory limitations, impositions and future assessments.  All of these factors may have an adverse material impact on our results of operations, equity, business and insurer financial strength and debt ratings.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, changes in interest rates, changes in the yield curve, changes in market risk spreads, and a prolonged inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

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

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  See the section captioned “Net Interest Income” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our management of interest rate risk.

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans.  Although we maintain credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the successful implementation of our leverage strategy.

We implemented a leverage strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our leverage strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse market value changes to the investment and mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the leverage program.  If our leverage strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Leverage Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a continued downturn in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2008, approximately 53.1% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008 and into 2009, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has resulted in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A continued decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

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

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we  provide banking and financial services to customers primarily in the Texas areas of Tyler, Longview, Lindale, Whitehouse, Chandler, Gresham, Athens, Palestine, Jacksonville, Hawkins, Bullard, Forney, Seven Points, Gun Barrel City, Fort Worth, Austin and Arlington.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets we operate.  Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which we currently operate.  We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, continued consolidation and recent trends in the credit and mortgage lending markets.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of our competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 16 – Shareholders’ Equity” to our consolidated financial statements included in this report.

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

From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business.  In August 2007, through a subsidiary of Southside Bank, we entered into a joint venture engaged in the purchase of portfolios of automobile loans nationwide.  Although we have retained a management team with expertise in this industry, we cannot provide any assurance as to our ability to profitably operate this line of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We rely on dividends from our subsidiaries for most of our revenue.

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to

Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 16 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may not be able to access capital on favorable terms, including cost of funds.

The availability and cost of funds may increase as a result of general economic condition, increased interest rates and competitive pressures and we may be unable to obtain funds on terms that are favorable to us.  We chose not to participate in the CPP, and in the future if we need to obtain additional funds, we may not be able to obtain them on terms as favorable to us as the CPP would have been.  If we are unable to obtain funds, we could be restricted in our ability to extend credit, and may not be able to obtain sufficient funds to support growth through branching or acquisition initiatives.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of five-year fixed rate converting to floating rate thereafter, junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  As part of the acquisition of FWBS on October 10, 2007, we assumed a $3.6 million of floating rate junior subordinated debentures issued to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that matures in 2035.

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

During 2007, we completed the acquisition of FWBS.  This was our first acquisition.  Aside from this acquisition, we occasionally investigate potential merger or acquisition partners that appear to be culturally similar, have experienced management and possess either significant or attractive market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.  Failure to integrate FWBS’s operations, personnel, policies and procedures into Southside’s could have a material and adverse effect on our financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  For example, because of our location and the location of the market areas we serve, severe weather is more likely than in other areas of the country.  Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of the Bank is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management and our investment committee regularly monitor the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our investment committee also establish policies and monitor guidelines to diversify the Bank’s funding sources to avoid concentrations in any one market source.  Funding sources include federal funds purchased; securities sold under repurchase agreements, non-core deposits, and short- and long-term debt.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  The Bank also can borrow from the Federal Reserve’s discount window.

We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; there may not be a market for the issuance of additional trust preferred securities; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.

Current levels of market volatility are unprecedented, which may have an adverse effect on our ability to access capital.

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

Provisions of our articles of incorporation and amended and restated bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Our articles of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock.  These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and staggered board elections.

Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any acquisition.  Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the BHCA of 1956, as amended.  As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable.

We may issue additional securities, which could dilute your ownership percentage.

In certain situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock.  In the future, we may issue additional securities, through public or private offerings, to raise additional capital or finance acquisitions.  Any such issuance would dilute the ownership of current holders of our common stock.

RISKS ASSOCIATED WITH THE BANKING INDUSTRY

The earnings of financial services companies are significantly affected by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control.  A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas;

•	47 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 18 grocery stores and three lending centers and two full service branches in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	six in Tyler, Texas;

•	Fort Worth branch and motor bank facility at 701 West Magnolia, Fort Worth, Texas;

•	Fort Worth branch at 707 West Magnolia, Fort Worth, Texas;

•	Gresham loan production office at 16637 FM 2493, Tyler, Texas;

•	Forney loan production office at 413 North McGraw, Forney, Texas; and

•	Austin loan production office at 8200 North Mopac, Suite 130, Austin, Texas.

SFG currently operates its business in leased office space in the following location:

•	1600 East Pioneer Parkway, Suite 300, Arlington, Texas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2008, there were no meetings, annual or special, of our shareholders.  No matters were submitted to a vote of the shareholders, nor were proxies solicited by management or any other person.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  The high/low prices shown below represent the daily weighted average prices on the NASDAQ Global Select Market for the period from January 1, 2007 to December 31, 2008.  During the first quarter of 2008 and the second quarter of 2007, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2008	$23.20 – 18.24	$24.61 – 18.60	$25.74 – 15.70	$24.76 – 19.21
December 31, 2007	$23.33 – 19.92	$21.32 – 19.99	$22.65 – 18.22	$22.47 – 17.72

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 13, 2009.

DIVIDENDS

Cash dividends declared and paid were $0.60 and $0.50 per share for the years ended December 31, 2008 and 2007, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2008, 2007 and 2006.  We have paid a cash dividend at least once every year since 1970.  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2008	$0.12	$0.13	$0.16	$0.19
December 31, 2007	$0.11	$0.12	$0.12	$0.15

STOCK-BASED COMPENSATION PLANS

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2008, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.  Additional information regarding stock-based compensation plans is presented in “Note 14  – Employee Benefits" to our consolidated financial statements included in this report.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

During 2008, we did not approve any additional funding for our stock repurchase plan.  No common stock was purchased during the fourth quarter ended December 31, 2008.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

Total Return Performance
Southside Bancshares, Inc.
Russell 2000
Southside Bancshares Peer Group 2007*
Southside Bancshares Peer Group 2008**
Index Value
220
200
180
160
140
120
100
80
60
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Southside Bancshares, Inc.	100.00	132.47	125.72	171.69	146.82	182.03
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Southside Bancshares Peer Group 2007*	100.00	116.65	123.08	136.34	113.88	113.36
Southside Bancshares Peer Group 2008**	100.00	118.02	125.02	138.26	120.28	121.30

*Southside Bancshares Peer Group 2007 contains the following banks, all of which are based in Texas: Cullen/Frost Bankers, Inc., First Financial Bankshares, Inc., International Bancshares Corporation, MetroCorp Bancshares, Inc., Prosperity Bancshares, Inc., Sterling Bancshares, Inc., Texas Capital Bancshares, Inc. and Franklin Bank Corp.

**Southside Bancshares Peer Group 2008 contains the following banks, all of which are based in Texas: Cullen/Frost Bankers, Inc., First Financial Bankshares, Inc., International Bancshares Corporation, MetroCorp Bancshares, Inc., Prosperity Bancshares, Inc., Sterling Bancshares, Inc., and Texas Capital Bancshares, Inc.

Source : SNL Financial LC, Charlottesville, VA

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2008.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report. Please refer to “Item 1. Business” for a discussion of our acquisition of FWBS in 2007.

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$278,856	$110,403	$100,303	$121,240	$133,535

Mortgage-backed and Related Securities	$1,183,800	$917,518	$869,326	$821,756	$720,533

Loans, Net of Allowance for Loan Losses	$1,006,437	$951,477	$751,954	$673,274	$617,077

Total Assets	$2,700,238	$2,196,322	$1,890,976	$1,783,462	$1,619,643

Deposits	$1,556,131	$1,530,491	$1,282,475	$1,110,813	$940,986

Long-term Obligations	$715,800	$146,558	$149,998	$229,032	$351,287

Income Statement Data:

Interest & Deposit Service Income	$154,571	$123,021	$112,434	$94,275	$80,793

Net Income	$30,696	$16,684	$15,002	$14,592	$16,099

Per Share Data:

Net Income Per Common Share:

Basic	$2.21	$1.22	$1.11	$1.10	$1.21

Diluted	$2.16	$1.18	$1.07	$1.05	$1.14

Cash Dividends Paid Per Common Share	$0.60	$0.50	$0.47	$0.46	$0.42

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

    The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2008, 2007, and 2006 and financial condition as of December 31, 2008 and 2007.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

•	increases in the Company’s nonperforming assets;

•	the Company’s ability to maintain adequate liquidity to fund its operations and growth;

•	failure of assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting the leverage strategy;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

All written or oral forward-looking statements made by us or attributable to us are expressly qualified by this cautionary notice.  We disclaim any obligation to update any factors or to announce publicly the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING ESTIMATES

Our accounting and reporting estimates conform with United States generally accepted accounting principles (“GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP not previously defined requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We consider our critical accounting policies to include the following:

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2008, our review of the loan portfolio indicated that a loan loss allowance of $16.1 million was adequate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

    Estimation of Fair Value.  On January 1, 2008, we adopted Statements of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, as presented in “Note 15 – Fair Value Measurement” to our consolidated financial statements included in this report.  We also adopted SFAS 157-3, which was released on October 10, 2008.  The estimation of fair value is significant to a number of our assets and liabilities. GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves. Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or our estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

At September 30, 2008 and continuing at December 31, 2008, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions during the latter half of the year reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value caused by the significant illiquidity in this market contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimated fair value is no longer clearly based on observable market data and is based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we have now determined that the TRUPs security valuation is based on Level 3 inputs in accordance with SFAS 157.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in  “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.  For certain assets we consider expected cash flows of the investment in determining if impairment exists. The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity as opposed to credit impairment.  At December 31, 2008, we have in AFS Other Stocks and Bonds, $6.0 million cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2008 is approximately $646,000 and reflects the market illiquidity. We performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the issuing banks that had not deferred or defaulted as of December 31, 2008. In addition, a base deferral assumption and pessimistic deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios, and based on that detailed analysis, we have concluded that there is no other-than-temporary impairment at December 31, 2008. Management considered other qualitative factors, which included the credit rating and the severity and duration of the mark-to-market loss.  After considering these qualitative factors, management believes the quantitative factors, including the detailed review of the collateral and cash flow modeling, outweigh the qualitative factors to support the impairment conclusion that there is no other-than-temporary impairment at December 31, 2008. We will continue to update our assumptions and the resulting analysis each reporting period, to reflect changing market conditions.

Goodwill.  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are tested for impairment annually, or if an event occurred or circumstances changed that more likely than not reduced the fair value of the reporting unit.

The annual impairment analysis of goodwill included identification of reporting units, the determination of the carrying value of each reporting unit and the estimation of the fair value of each reporting unit.  We tested for impairment of goodwill as of December 31, 2008. Step one of the impairment test involves comparing the fair value of the reporting unit to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required.  If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.  At December 31, 2008, the fair value of the reporting unit exceeded the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.

Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 14 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2008.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2008, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.10%; a long-term rate of return on Plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2008, our net income increased $14.0 million, or 84.0%, to $30.7 million, from $16.7 million for the same period in 2007.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense.  The increase in noninterest income driven primarily by gain on sale of AFS securities that are non-recurring was offset by an increase in noninterest expense due primarily to increases in salaries and employee benefits due to the acquisition of FWBS during the fourth quarter of 2007 and an interest in SFG in the third quarter of 2007 as well as normal salary increases and new employees.  Earnings per diluted share increased $0.98, or 83.1% to $2.16, for the year ended December 31, 2008, from $1.18 for the same period in 2007.

During the year ended December 31, 2007, our net income increased $1.7 million, or 11.2%, to $16.7 million, from $15.0 million for the same period in 2006.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense.  The increase in noninterest income was offset by an increase in noninterest expense due primarily to increases in salaries and employee benefits due to the acquisition of FWBS during the fourth quarter of 2007 and an interest in SFG in the third quarter of 2007. Earnings per diluted share were $1.18 and $1.07, respectively, for the years ended December 31, 2007 and 2006.

FINANCIAL CONDITION

Our total assets increased $503.9 million, or 22.9%, to $2.70 billion at December 31, 2008 from $2.20 billion at December 31, 2007.  The increase was attributable to growth in our investment and mortgage-backed securities as well as loan growth.  At December 31, 2008, loans were $1.02 billion compared to $961.2 million at December 31, 2007.  Our securities portfolio increased by $434.7 million, or 42.3%, to $1.46 billion as compared to $1.03 billion at December 31, 2007.  The increase in our securities were comprised entirely of U.S. Agency debentures, U.S. Agency mortgage-backed and related securities and municipal securities.  Our increase in loans and securities was funded by increases in deposits and FHLB advances.

Our nonperforming assets at December 31, 2008 increased to $15.8 million, and represented 0.58% of total assets, compared to $3.9 million, or 0.18%, of total assets at December 31, 2007.  Nonaccruing loans increased to $14.3 million and the ratio of nonaccruing loans to total loans increased to 1.40% at December 31, 2008 as compared to $2.9 million and 0.30% at December 31, 2007.  Other Real Estate Owned (“OREO”) increased to $318,000 at December 31, 2008 from $153,000 at December 31, 2007.  Loans 90 days past due at December 31, 2008 increased to $593,000 compared to $400,000 at December 31, 2007.  Repossessed assets increased to $433,000 at December 31, 2008 from $255,000 at December 31, 2007.  Restructured performing loans at December 31, 2008 decreased to $148,000 compared to $225,000 at December 31, 2007.

Our deposits increased $25.6 million to $1.56 billion at December 31, 2008 from $1.53 billion at December 31, 2007.  The increase was primarily due to branch expansion and increased market penetration.  During 2008 brokered deposits decreased $92.9 million.  As a result our deposits, net of brokered deposits, increased $118.6 million.  Due to the increase in securities and loans and the decrease in brokered deposits during 2008, FHLB advances increased $444.8 million to $884.9 million at December 31, 2008, from $440.0 million at December 31, 2007.  Short-term FHLB advances decreased $124.4 million to $229.4 million at December 31, 2008 from $353.8 million at December 31, 2007.  Long-term FHLB advances increased $569.2 million to $655.5 million at December 31, 2008 from $86.2 million at December 31, 2007.  Other borrowings at December 31, 2008 and 2007 totaled $72.8 million and $69.8 million, respectively, and at December 31, 2008 consisted of $12.5 million of short-term borrowings and $60.3 million of long-term debt.

Assets under management in our trust department decreased during 2008 and were approximately $628 million at December 31, 2008 compared to $718 million at December 31, 2007.  The decrease is a result of a decrease in money market funds managed by the trust department.

Shareholders’ equity at December 31, 2008 totaled $160.6 million compared to $132.3 million at December 31, 2007.  The increase primarily reflects the net income of $30.7 million recorded for the year ended December 31, 2008, and the common stock issued of $2.1 million as a result of our incentive stock option and dividend reinvestment plans, a decrease in the accumulated other comprehensive loss of $3.6 million, all of which were partially offset by the payment of cash dividends to our shareholders of $8.3 million.  The decrease in accumulated other comprehensive loss is comprised of a $10.7 million, net of tax, unrealized gain on securities, net of reclassification adjustment which was partially offset by a decrease of $7.1 million, net of tax, related to the change in the unfunded status of our defined benefit plan.  See “Note 4 – Comprehensive Income (Loss)” to our consolidated financial statements included in this report.

During the first nine months of 2008 the economy in our market area began to reflect the effects of the housing led economic slowdown impacting other regions of the United States.  During the fourth quarter as oil prices declined significantly and consumers all across the United States were impacted more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

LEVERAGE STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs.  These funds are invested primarily in U.S. Agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U.S. Agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, are more liquid than individual loans and may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. Agency mortgage-backed securities and to a lesser extent municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage.  Beginning with the third quarter of 2007, we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation and as of December 31, 2008 assets had grown from $1.8 billion at June 30, 2007 to $2.7 billion.  Asset growth during this period included $152.3 million due to the acquisition of FWBS in October of 2007, $148.2 million in loan growth (including SFG) and a $560.6 million increase in the securities portfolio.  Funding for these earning assets was accomplished through an increase in deposits (net of brokered CDs) of $303.2 million, $100.9 million of which were due to the acquisition of FWBS, an increase in wholesale funding of $472.2 million and an increase in capital of $83.6 million (including trust preferred securities).

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended December 31, 2008, credit and volatility spreads remained wide which, combined with the steeper yield curve, led to buying opportunities primarily in U. S. Agency mortgage-backed securities and municipal securities.  While we experienced modest loan growth during 2008, we took advantage of buying opportunities for securities which resulted in an increase in securities as a percentage of assets.  At December 31, 2008, the securities portfolio as a percentage of total assets increased to 55.7% from 47.8% at December 31, 2007 as the increase in the securities portfolio exceeded the growth in loans during 2008.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by the availability of attractive investment opportunities and funding options as well as changes in our loan and deposit levels during the first quarter of 2009.  During 2008, we increased our investment and U. S. Government agency mortgage-backed securities $434.7 million as investment and U. S. Government agency mortgage-backed securities increased from $1.03 billion at December 31, 2007 to $1.46 billion at December 31, 2008.  During 2008, the Company restructured a portion of the securities portfolio by selling lower coupon fixed rate mortgage-backed securities and replacing them with higher coupon fixed rate mortgage-backed securities.  As a result, the coupon of the Company’s fixed rate mortgage-backed securities has increased approximately 55 basis points from December 31, 2007 to approximately 6.22% at December 31, 2008.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  The FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at December 31, 2008 increased 101.1%, or $444.8 million, to $884.9 million from $440.0 million at December 31, 2007 primarily as a result of  an increase in securities and a refunding of $92.9 million in brokered CDs called.  At December 31, 2007, our callable brokered CDs totaled $123.4 million and our other brokered CDs, all of which were acquired through FWBS, were $9.5 million, for total brokered CDs of $132.9 million.  Due to the significant decrease in interest rates, including brokered CD rates during 2008, we called $125.4 million of the callable brokered CDs.  During 2008, another $7.5 million of brokered CDs issued by FWNB matured.  As of December 31, 2008 we had $40.0 million in short-term brokered CDs.  We utilized long-term brokered CDs in prior years because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  We replaced the long-term callable brokered CDs with long-term FHLB advances.  During 2008, the increase in FHLB borrowings, net of brokered deposits, exceeded the overall growth in deposits, net of brokered deposits, which resulted in an increase in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 41.0% at December 31, 2007, to 61.0% at December 31, 2008.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

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

Net interest income for the year ended December 31, 2008 was $75.8 million, an increase of $31.9 million or 72.8%, compared to the same period in 2007.  The overall increase in net interest income was primarily the result of increases in interest income from loans and tax exempt investment securities, mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by an increase in interest expense on long-term obligations.

During the year ended December 31, 2008, total interest income increased $30.4 million, or 28.8%, from $105.7 million to $136.2 million.  The increase in total interest income was the result of an increase in average interest earning assets of $421.3 million, or 23.6%, from $1.79 billion to $2.21 billion, and the increase in average yield on average interest earning assets from 6.10% for the year ended December 31, 2007 to 6.38% for the year ended December 31, 2008.  Total interest expense decreased $1.5 million, or 2.4%, to $60.4 million during the year ended December 31, 2008 as compared to $61.9 million during the same period in 2007.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2008, to 3.30% from 4.30% for the same period in 2007 while offset by an increase in average interest bearing liabilities of $389.3 million, or 27.0%, from $1.44 billion to $1.83 billion.

Net interest income increased during 2008 as a result of increases in our average interest earning assets and net interest margin on average earning assets during 2008 when compared to 2007.  This is a result of an increase in the average yield on our interest earning assets combined with a decrease in the average yield on the average interest bearing liabilities.  The increase in the yield on interest earning assets is reflective of the purchase of $23.7 million of high yield automobile loans by SFG, a 22 basis point increase in the yield on our securities portfolio and an increase in average interest earning assets of $421.3 million, or 23.6%.  The decrease in the average yield on interest bearing liabilities is a result of an overall decrease in interest rates and calling $125.4 million of high yield brokered deposits during 2008.  For the year ended December 31, 2008, our net interest spread increased to 3.08% from 1.80%, and our net interest margin increased to 3.64% from 2.64% when compared to the same period in 2007.

During the year ended December 31, 2008, average loans increased $173.4 million, or 21.4% from $809.9 million to $983.3 million, compared to the same period in 2007.  Automobile loans purchased through SFG represent the largest part of this increase.  The average yield on loans increased from 7.16% for the year ended December 31, 2007 to 7.67% for the year ended December 31, 2008.  The increase in interest income on loans of $17.2 million, or 30.8%, to $73.1 million for the year ended

December 31, 2008, when compared to $55.9 million for the same period in 2007 was the result of an increase in average loans and the average yield.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio and the addition of higher yielding subprime automobile loan portfolios purchased during the second half of 2007 and throughout all of 2008.

Average investment and mortgage-backed securities increased $236.0 million, or 24.9%, from $948.5 million to $1.18 billion, for the year ended December 31, 2008 when compared to the same period in 2007.  This increase was the result of securities purchased due to buying opportunities available during the last half of 2007 and throughout all of the year ended 2008.  The overall yield on average investment and mortgage-backed securities increased to 5.43% during the year ended December 31, 2008 from 5.21% during the same period in 2007.  Interest income on investment and mortgage-backed securities increased $13.6 million in 2008, or 28.2%, compared to 2007 due to the increase in the average balance and the increase in average yield.  The increase in the average yield primarily reflects purchases of higher-yielding U.S. Agency mortgage-backed and municipal securities combined with the reinvestment of proceeds from lower-yielding matured or sold securities into higher-yielding securities.  This was due primarily to increased credit and volatility spreads on U.S. Agency mortgage-backed and municipal securities during the last half of 2007 and most of 2008.  A return to lower long-term interest rate and prepayment levels similar to that experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments increased $11.7 million, or 58.0%, to $31.9 million, for the year ended December 31, 2008, when compared to $20.2 million for 2007.  Interest income from our FHLB stock and other investments decreased $352,000, or 29.5%, during 2008, when compared to 2007, due to the decrease in average yield from 5.91% for the year ended December 31, 2007 compared to 2.64% for the same period in 2008.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.

Average federal funds sold and other interest earning assets increased $1.3 million, or 36.3%, to $5.0 million, for the year ended December 31, 2008, when compared to $3.7 million for 2007.  Interest income from federal funds sold and other interest earning assets decreased $73,000, or 39.5%, for the year ended December 31, 2008, when compared to 2007, as a result of the decrease in the average yield from 5.00% in 2007 to 2.22% in 2008.

During the year ended December 31, 2008, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior year as securities averaged 55.1% during 2008 compared to 54.2% during 2007, a direct result of securities purchases.  Average loans were 44.7% of average total interest earning assets and other interest earning asset categories averaged 0.2% for December 31, 2008.  During 2007, the comparable mix was 45.6% in loans and 0.2% in the other interest earning asset categories.

Total interest expense decreased $1.5 million, or 2.4%, to $60.4 million during the year ended December 31, 2008 as compared to $61.9 million during the same period in 2007.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 4.30% for 2007 to 3.30% for the year ended December 31, 2008, which more than offset an increase in average interest bearing liabilities.  The increase in average bearing liabilities included an increase in deposits, FHLB advances and long-term debt of $389.3 million, or 27.0%.  FHLB advance increases during 2008 were used to purchase additional securities and to refund brokered CDs called.

Average interest bearing deposits increased $63.5 million, or 6.2%, from $1.03 billion to $1.09 billion, while the average rate paid decreased from 4.02% for the year ended December 31, 2007 to 3.01% for the year ended December 31, 2008.  Average time deposits decreased $28.7 million, or 5.1%, from $564.6 million to $535.9 million due to our calling $125.4 of callable brokered CDs, and the average rate paid decreasing 85 basis points.  Average interest bearing demand deposits increased $86.7 million, or 20.9%, while the average rate paid decreased 109 basis points.  Average savings deposits increased

$5.5 million, or 10.5%, while the average rate paid decreased two basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2008, decreased $8.6 million, or 20.7%, when compared to the same period in 2007 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $43.4 million, or 13.2%, during 2008.  The latter three categories, which are considered the lowest cost deposits, comprised 63.5% of total average deposits during the year ended December 31, 2008 compared to 58.5% during 2007.  The increase in our average total deposits is the result of overall bank growth, branch expansion and the acquisition of FWBS which more than offset the brokered CDs called during 2008.

During the year ended December 31, 2008, we issued $40.0 million of short-term brokered CDs; however, our brokered CDs decreased due to the fact we called all of our long-term brokered CDs during 2008.  At December 31, 2008, all of our brokered CDs had maturities of less than six months.  At December 31, 2007, $123.4 million of these brokered CDs had maturities from approximately one to four years and had calls that we controlled, all of which were currently six months or less.  The $9.5 million previously issued by FWNB were either called or matured during 2008.  At December 31, 2008, we had $40.0 million in brokered CDs that represented 2.6% of deposits compared to $132.9 million, or 8.7% of deposits, at December 31, 2007.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

The following table sets forth our deposit averages by category for the years ended December 31, 2008, 2007 and 2006:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2008		2007		2006
	(dollars in thousands)
	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD

Noninterest Bearing Demand Deposits	$372,160	N/A	$328,711	N/A	$314,241	N/A
Interest Bearing Demand Deposits	500,955	2.08%	414,293	3.17%	349,375	2.73%
Savings Deposits	57,587	1.28%	52,106	1.30%	50,764	1.27%
Time Deposits	535,921	4.05%	564,613	4.90%	467,174	4.39%

Total Deposits	$1,466,623	2.24%	$1,359,723	3.05%	$1,181,554	2.60%

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $290.9 million, an increase of $12.9 million, or 4.6%, for the year ended December 31, 2008 when compared to the same period in 2007.  Interest expense associated with short-term interest bearing liabilities decreased $4.3 million, or 32.4%, and the average rate paid decreased 169 basis points to 3.08% for the year ended December 31, 2008, when compared to 4.77% for the same period in 2007.  The decrease in the interest expense was due to a decrease in the average rate paid which more than offset the increase in the average balance of short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances increased $288.4 million, or 302.7%, during the year ended December 31, 2008 to $383.7 million as compared to $95.3 million at December 31, 2007.  The increase in the average long-term FHLB advances occurred primarily as a result of lower long-term rates during 2008 and our decision to call outstanding long-term brokered CDs and replace them with long-term FHLB borrowings.  Interest expense associated with long-term FHLB advances increased $10.1 million, or 231.7%, while the average rate paid decreased 80 basis points to 3.77% for the year ended December 31, 2008 when compared to 4.57% for the same period in 2007.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million and $35.8 million for the years ended December 31, 2008 and 2007, respectively.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense increased $1.3 million, or 45.4%, to $4.0 million for the year ended December 31, 2008 when compared to $2.8 million for the same period in 2007 as a result of the increase in the average balance during 2008 when compared to 2007.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2008, 2007 and 2006.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$983,336	$75,445	7.67%	$809,906	$58,002	7.16%	$722,252	$48,397	6.70%
Loans Held For Sale	2,487	121	4.87%	3,657	191	5.22%	4,651	246	5.29%
Securities:
Inv. Sec. (Taxable)(4)	46,537	1,723	3.70%	52,171	2,580	4.95%	54,171	2,498	4.61%
Inv. Sec. (Tax-Exempt)(3)(4)	103,608	7,074	6.83%	43,486	3,065	7.05%	43,931	3,134	7.13%
Mortgage-backed and related Sec.(4)	1,034,406	55,470	5.36%	852,880	43,767	5.13%	891,015	44,401	4.98%
Total Securities	1,184,551	64,267	5.43%	948,537	49,412	5.21%	989,117	50,033	5.06%
FHLB stock and other
investments, at cost	31,875	841	2.64%	20,179	1,193	5.91%	27,969	1,409	5.04%
Interest Earning Deposits	1,006	22	2.19%	769	41	5.33%	692	35	5.06%
Federal Funds Sold	4,039	90	2.23%	2,933	144	4.91%	1,148	57	4.97%
Total Interest Earning Assets	2,207,294	140,786	6.38%	1,785,981	108,983	6.10%	1,745,829	100,177	5.74%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,761			42,724			42,906
Bank Premises and Equipment	40,449			35,746			33,298
Other Assets	89,473			51,968			42,716
Less: Allowance for Loan Loss	(11,318)			(7,697)			(7,231)
Total Assets	$2,371,659			$1,908,722			$1,857,518

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,446, $2,289 and $2,230 for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $2,164, $953 and $995 for the years ended December 31, 2008, 2007 and 2006, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2008, 2007 and 2006, loans totaling $14,289, $2,913 and $1,333, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$57,587	$736	1.28%	$52,106	$676	1.30%	$50,764	$645	1.27%
Time Deposits	535,921	21,727	4.05%	564,613	27,666	4.90%	467,174	20,516	4.39%
Interest Bearing
Demand Deposits	500,955	10,428	2.08%	414,293	13,116	3.17%	349,375	9,529	2.73%
Total Interest Bearing Deposits	1,094,463	32,891	3.01%	1,031,012	41,458	4.02%	867,313	30,690	3.54%
Short-term Interest
Bearing Liabilities	290,895	8,969	3.08%	278,002	13,263	4.77%	376,696	16,534	4.39%
Long-term Interest Bearing
Liabilities-FHLB Dallas	383,677	14,454	3.77%	95,268	4,357	4.57%	154,983	6,379	4.12%
Long-term Debt (5)	60,311	4,049	6.71%	35,802	2,785	7.78%	20,619	1,681	8.04%
Total Interest Bearing Liabilities	1,829,346	60,363	3.30%	1,440,084	61,863	4.30%	1,419,611	55,284	3.89%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	372,160			328,711			314,241
Other Liabilities	26,497			20,997			12,403
Total Liabilities	2,228,003			1,789,792			1,746,255

Minority Interest in SFG	487			151			–

SHAREHOLDERS' EQUITY	143,169			118,779			111,263
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,371,659			$1,908,722			$1,857,518

NET INTEREST INCOME		$80,423			$47,120			$44,893
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.64%			2.64%			2.57%

NET INTEREST SPREAD			3.08%			1.80%			1.85%

(5)
Represents junior subordinated debentures issued by us to Southside Statutory Trust III, IV and V in connection with the issuance by Southside Statutory Trust III of $20 million of trust preferred securities, Southside Statutory Trust IV of $22.5 million of trust preferred securities, Southside Statutory Trust V of $12.5 million of trust preferred securities and junior subordinated debentures issued by FWBS to Magnolia Trust Company I in connection with the issuance by Magnolia Trust Company I of $3.5 million of trust preferred securities.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2008 Compared to 2007

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$13,085	$4,358	$17,443
Loans Held For Sale	(58)	(12)	(70)
Investment Securities (Taxable)	(258)	(599)	(857)
Investment Securities (Tax Exempt) (1)	4,108	(99)	4,009
Mortgage-backed Securities	9,661	2,042	11,703
FHLB stock and other investments	496	(848)	(352)
Interest Earning Deposits	10	(29)	(19)
Federal Funds Sold	42	(96)	(54)
Total Interest Income	27,086	4,717	31,803

INTEREST EXPENSE:
Savings Deposits	70	(10)	60
Time Deposits	(1,351)	(4,588)	(5,939)
Interest Bearing Demand Deposits	2,387	(5,075)	(2,688)
Short-term Interest Bearing Liabilities	590	(4,884)	(4,294)
Long-term FHLB Advances	10,993	(896)	10,097
Long-term Debt	1,689	(425)	1,264
Total Interest Expense	14,378	(15,878)	(1,500)
Net Interest Income	$12,708	$20,595	$33,303
	Years Ended December 31,
	2007 Compared to 2006

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$6,131	$3,474	$9,605
Loans Held For Sale	(52)	(3)	(55)
Investment Securities (Taxable)	(85)	167	82
Investment Securities (Tax Exempt) (1)	(32)	(37)	(69)
Mortgage-backed Securities	(1,934)	1,300	(634)
FHLB stock and other investments	(434)	218	(216)
Interest Earning Deposits	4	2	6
Federal Funds Sold	88	(1)	87
Total Interest Income	3,686	5,120	8,806

INTEREST EXPENSE:
Savings Deposits	17	14	31
Time Deposits	4,598	2,552	7,150
Interest Bearing Demand Deposits	1,923	1,664	3,587
Short-term Interest Bearing Liabilities	(4,615)	1,344	(3,271)
Long-term FHLB Advances	(2,670)	648	(2,022)
Long-term Debt	1,184	(80)	1,104
Total Interest Expense	437	6,142	6,579
Net Interest Income	$3,249	$(1,022)	$2,227

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2008 was $13.7 million compared to $2.4 million for December 31, 2007.  Approximately $8.7 million of this increase is provision expense related to the SFG automobile loan portfolio.  For the year ended December 31, 2008, net charge-offs of loans increased $6.6 million, to $7.3 million when compared to $700,000 for the same period in 2007.

The increase in net charge-offs for 2008 was due to a combination of an increase in total charge-offs of $6.5 million and a decrease in total recoveries of $166,000.  Net charge-offs for commercial loans increased $476,000 from 2007 primarily as a result of an overall increase in charge-offs and decrease in recoveries.  Net charge-offs for loans to individuals increased $6.0 million, to $6.7 million for the year ended December 31, 2008 which included $5.9 million in net charge-offs from the SFG automobile loan portfolio.

As of December 31, 2008, our review of the loan portfolio indicated that a loan loss allowance of $16.1 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2008 and the comparable year ended December 31, 2007 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2008	2007	Change
	(dollars in thousands)

Deposit services	$18,395	$17,280	6.5%
Gain on sale of securities available for sale	12,334	897	1,275.0%
Gain on sale of loans	1,757	1,922	(8.6%)
Trust income	2,465	2,106	17.0%
Bank owned life insurance income	2,246	1,142	96.7%
Other	3,105	3,071	1.1%

Total noninterest income	$40,302	$26,418	52.6%

Total noninterest income for the year ended December 31, 2008 increased 52.6%, or $13.9 million, compared to 2007.  During the year ended December 31, 2008, we had a gain on sale of AFS securities of $12.3 million compared to $897,000 for the same period in 2007.  The market value of the AFS securities portfolio at December 31, 2008 was $1.30 billion with a net unrealized gain on that date of $21.9 million.  The net unrealized gain is comprised of $30.8 million in unrealized gains and $8.9 million in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio.  During 2008, we sold specific lower coupon mortgage-backed securities where the risk reward profile had changed and replaced them with higher coupon mortgage-backed securities that potentially should perform better as the housing market deteriorates.  Selected long duration municipal securities that were purchased during periods of market stress when spreads were wide, were sold during periods when municipal credit spreads tightened.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns due to the collateral characteristics and the risk reward profile based on price.

Deposit services income increased $1.1 million, or 6.5%, for the year ended December 31, 2008, when compared to the same period in 2007, primarily as a result of increases in overdraft income, increased numbers of deposit accounts and an increase in debit card income, a portion of which is attributable to the acquisition of FWBS during 2007.

Trust income increased $359,000, or 17.0%, for the year ended December 31, 2008, when compared to the same period in 2007 due to the change in the mix of the assets under management in the trust department and the related fees charged.

Gain on sale of loans decreased $165,000, or 8.6%, for the year ended December 31, 2008, when compared to the same period in 2007.

Bank owned life insurance (“BOLI”) income increased $1.1 million, or 96.7%, for the year ended December 31, 2008, when compared to the same period in 2007 primarily as a result of two death benefits received, one for a retired covered officer and one for a covered officer.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2008 and 2007 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2008	2007	Change
	(dollars in thousands)

Salaries and employee benefits	$37,228	$29,361	26.8%
Occupancy expense	5,704	4,881	16.9%
Equipment expense	1,305	1,017	28.3%
Advertising, travel and entertainment	2,097	1,812	15.7%
ATM and debit card expense	1,211	1,006	20.4%
Director fees	674	605	11.4%
Supplies	812	692	17.3%
Professional fees	1,864	1,268	47.0%
Postage	755	662	14.0%
Telephone and communications	1,050	800	31.3%
FDIC insurance	966	285	238.9%
Other	6,828	4,896	39.5%

Total noninterest expense	$60,494	$47,285	27.9%

Noninterest expense for the year ended December 31, 2008 increased $13.2 million, or 27.9%, when compared to the year ended December 31, 2007.  Salaries and employee benefits expense increased $7.9 million, or 26.8%, during the year ended December 31, 2008, when compared to the same period in 2007.  Direct salary expense and payroll taxes increased $6.7 million, or 27.5%, for the year ended December 31, 2008, when compared to the same period in 2007.  These increases were the result of the addition of FWNB and SFG combined with normal salary increases and new employees of Southside Bank.

Retirement expense, included in salary and benefits, increased $1.5 million, or 77.8%, for the year ended December 31, 2008, when compared to the same period in 2007.  The increase was related to a retirement agreement for the Chairman and Chief Executive Officer, payable over a five-year period, only after the executive retires, which replaces a previous postretirement agreement. In addition to the $1.2 million retirement agreement discussed above, we contributed $250,000 to our Employee Stock Option Plan, together, which more than offset the decreases to the defined benefit plan related primarily to the amendments to the Plan and the changes in the actuarial assumptions used to determine net periodic pension costs for 2008 when compared to 2007.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was increased to 6.25%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $341,000, or 11.1%, for the year ended December 31, 2008, when compared to the same period in 2007 due to decreased health claims expense during 2008.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2009.

Occupancy expense increased $823,000, or 16.9%, for the year ended December 31, 2008, when compared to the same period in 2007 due primarily to the acquisition of FWBS and investment in SFG combined with the opening of two de novo branches during 2007 and one branch during the third quarter of 2008.

ATM and debit card expense increased $205,000, or 20.4%, for the year ended December 31, 2008, compared to the same period in 2007 primarily as a result of the acquisition of FWBS combined with overall growth in Southside’s usage.

Director fees increased $69,000, or 11.4%, for the year ended December 31, 2008, compared to the same period in 2007 due primarily to year-end bonuses paid to our directors.

Professional fees increased $596,000, or 47.0%, for the year ended December 31, 2008, compared to the same period in 2007 primarily as a result of increases in legal fees.

FDIC insurance increased $681,000, or 238.9%, for the year ended December 31, 2008, compared to the same period in 2007 as a result of implementations from the FDIC Reform Act of 2005.  Beginning in June of 2007, FDIC billed every institution for deposit insurance in addition to the FICO assessment previously assessed.  The FDIC issued credits to eligible insured depository institutions which offset most of our deposit insurance premiums for 2007.

When comparing the year ended December 31, 2008 to the same period in 2007, the following expense categories experienced increases as a direct result of the acquisition of FWBS and investment in SFG: equipment expense increased $288,000, or 28.3%; advertising, travel and entertainment increased $285,000, or 15.7%; supplies increased $120,000, or 17.3%; postage increased $93,000, or 14.0%; and telephone and communications increased $250,000, or 31.3%.

Other expense increased $1.9 million, or 39.5%, for the year ended December 31, 2008, compared to the same period in 2007.  The increase occurred primarily due to amortization expense of the core deposit intangible, increases in OREO and repossession asset expense, bank analysis fees, collection fees, computer fees, bank exam fees, credit card rebate program, losses on OREO and the acquisition of FWBS and investment in SFG.

INCOME TAXES

Pre-tax income for the year ended December 31, 2008 was $41.9 million compared to $20.7 million and $19.1 million for the years ended December 31, 2007 and 2006, respectively.

Income tax expense was $11.3 million for the year ended December 31, 2008 and represented an increase of $7.3 million, or 182.9%, when compared to the year ended December 31, 2007.  The effective tax rate as a percentage of pre-tax income was 26.8% in 2008, 19.2% in 2007 and 21.5% in 2006.  The increase in the effective tax rate and income tax expense for 2008 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2007 and the one-time state tax credit resulting from a change in Texas tax law related to the new margin tax during the quarter ended June 30, 2007.

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

During the year ended December 31, 2007, average loans increased $87.7 million, or 12.1% from $722.3 million to $809.9 million, compared to the same period in 2006.  The average yield on loans increased from 6.70% at December 31, 2006 to 7.16% at December 31, 2007.  The increase in the yield on loans was due to the increase in credit spreads, the repricing characteristics of Southside Bank’s loan portfolio, the higher yielding automobile portfolios purchased during the second half of 2007 and the higher yielding FWNB loan portfolio acquired October 10, 2007.  The increase in interest income on loans of $9.5 million, or 20.4%, resulted from the increase in average loans and the average yield on loans.

Average investment and mortgage-backed securities decreased $40.6 million, or 4.1%, from $989.1 million to $948.5 million, for the year ended December 31, 2007 when compared to the same period in 2006.  This decrease was attributable to the deleveraging strategy in place from June 2006 to June 2007.  Southside began to releverage the balance sheet during the second half of 2007. The overall yield on average investment and mortgage-backed securities increased to 5.21% during the year ended December 31, 2007 from 5.06% during the same period in 2006.  Interest income on investment and mortgage-backed securities decreased $579,000 in 2007, or 1.2%, compared to 2006 due to the decrease in the average balances while partially offset by the increase in overall yield.  The increase in the average yield primarily reflects higher credit and swap spreads and decreased prepayment rates on mortgage-backed securities, which led to decreased amortization expense, combined with the reinvestment of proceeds from lower-yielding matured securities into higher-yielding securities due to the overall higher credit and swap spreads.  An overall housing slowdown nationwide during 2007 when compared to 2006 contributed to a decrease in residential mortgage refinancing nationwide and in our market area.  A return to a lower long-term interest rate level similar to that experienced during 2003 could impact our net interest margin in the future due to increased prepayments and repricings.

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

During the year ended December 31, 2007, average loans increased while average securities decreased.  As a result, the mix of our average interest earning assets reflected an increase in average total loans as a percentage of total average interest earning assets compared to the prior year as loans averaged 45.6% during 2007 compared to 41.6% during 2006, a direct result of loan growth, including the acquisition of FWBS and the investment in SFG.  Average securities were 54.2% of average total interest earning assets and other interest earning asset categories averaged 0.2% for December 31, 2007.  During 2006, the comparable mix was 58.3% in securities and 0.1% in the other interest earning asset categories.

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

Average interest bearing deposits increased $163.7 million, or 18.9%, from $867.3 million to $1.03 billion, and the average rate paid increased from 3.54% for the year ended December 31, 2006 compared to 4.02% for the year ended December 31, 2007.  Average time deposits increased $97.4 million, or 20.9%, from $467.2 million to $564.6 million, and the average rate paid increased 51 basis points.  Of the average increase in time deposits, $42.1 million was attributable to the issuance of callable brokered CDs during 2006.  Average interest bearing demand deposits increased $64.9 million, or 18.6%, and the average rate paid increased 44 basis points.  Average savings deposits increased $1.3 million, or 2.6%, and the average rate paid increased three basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2007, increased $10.8 million, or 35.1%, when compared to the same period in 2006 due to the increase in the average balance and yield.  Average noninterest bearing demand deposits increased $14.5 million, or 4.6%, during 2007.  The latter three categories, which are considered the lowest cost deposits, comprised 58.5% of total average deposits during the year ended December 31, 2007 compared to 60.5% during 2006.  The increase in our average total deposits is the result of overall bank growth and branch expansion and the acquisition of FWBS.

During the year ended December 31, 2007, we did not issue brokered CDs; however, our brokered CDs increased $9.5 million through the acquisition of FWBS.  At December 31, 2007, $123.4 million of these brokered CDs had maturities from approximately one to four years and had calls that we control, all of which are currently six months or less.  The $9.5 million previously issued through FWNB do not have calls and have a maturity of approximately one year.  At December 31, 2007, we had $132.9 million in brokered CDs that represented 8.7% of deposits compared to $123.5 million, or 9.6% of deposits, at December 31, 2006.  During 2006, we utilized long-term brokered CDs to a greater extent than long-term FHLB funding as the brokered CDs better matched overall ALCO objectives due to the calls we controlled.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $278.0 million, a decrease of $98.7 million, or 26.2%,

for the year ended December 31, 2007 when compared to the same period in 2006.  Interest expense associated with short-term interest bearing liabilities decreased $3.3 million, or 19.8%, while the average rate paid increased 38 basis points to 4.77% for the year ended December 31, 2007, when compared to 4.39% for the same period in 2006.  The decrease in the interest expense was due to a decrease in the average balance which more than offset the increase in the average yield for short-term interest bearing liabilities.

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

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $35.8 million and $20.6 million for the years ended December 31, 2007 and 2006, respectively.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense increased $1.1 million, or 65.7%, to $2.8 million for the year ended December 31, 2007 when compared to $1.7 million for the same period in 2006 primarily as a result of the increase in the average balance during 2007 when compared to 2006.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% and 7.48%, respectively, for a period of five years, and thereafter adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2007 was $2.4 million compared to $1.1 million for December 31, 2006.  Approximately $933,000 of this increase is related to the loans that were purchased by SFG during 2007.  Approximately $152,000 of this increase is provision expense related to our branches acquired as a result of our acquisition of FWBS.  For the year ended December 31, 2007, net charge-offs of loans decreased $277,000, or 28.4%, to $700,000 when compared to $977,000 for the same period in 2006.

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

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2007 and the comparable year ended December 31, 2006 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2007	2006	Change
	(dollars in thousands)

Deposit services	$17,280	$15,482	11.6%
Gain on sale of securities available for sale	897	743	20.7%
Gain on sale of loans	1,922	1,817	5.8%
Trust income	2,106	1,711	23.1%
Bank owned life insurance income	1,142	1,067	7.0%
Other	3,071	2,661	15.4%

Total noninterest income	$26,418	$23,481	12.5%

Total noninterest income for the year ended December 31, 2007 increased 12.5%, or $2.9 million, compared to 2006.  During the year ended December 31, 2007, we had a gain on sale of AFS securities of $897,000 compared to $743,000 for the same period in 2006.  The market value of the AFS securities portfolio at December 31, 2007 was $837.5 million with a net unrealized gain on that date of $5.9 million.  The net unrealized gain is comprised of $8.7 million in unrealized gains and $2.8 million in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio and reduce alternative minimum tax.  During 2007, we primarily sold selected mortgage-backed securities where the risk reward profile had changed.  We recorded an impairment charge of $58,000 on $4.8 million of whole loan collateralized mortgage obligations (“CMOs”) at December 31, 2007.  After the sale of these CMOs during January 2008, all of our remaining mortgage-backed securities are agency mortgage-backed securities (“MBS”).

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

Gain on sale of loans increased $105,000, or 5.8%, for the year ended December 31, 2007, when compared to the same period in 2006.  The increase was primarily due to an increase in premiums on student loans and the sale of nonaccrual loans from a pool of automobile loans purchased by SFG which was partially offset by a decrease in the mortgage loans sold during 2007 when compared to 2006.

BOLI income increased $75,000, or 7.0%, for the year ended December 31, 2007, when compared to the same period in 2006 primarily as a result of an increase in the average balance of cash surrender value associated with our BOLI.

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

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2007 and 2006 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2007	2006	Change
	(dollars in thousands)

Salaries and employee benefits	$29,361	$28,275	3.8%
Occupancy expense	4,881	4,777	2.2%
Equipment expense	1,017	899	13.1%
Advertising, travel and entertainment	1,812	1,742	4.0%
ATM and debit card expense	1,006	955	5.3%
Director fees	605	587	3.1%
Supplies	692	637	8.6%
Professional fees	1,268	1,386	(8.5%)
Postage	662	618	7.1%
Telephone and communications	800	723	10.7%
FDIC insurance	285	141	102.1%
Other	4,896	4,227	15.8%

Total noninterest expense	$47,285	$44,967	5.2%

Noninterest expense for the year ended December 31, 2007 increased $2.3 million, or 5.2%, when compared to the year ended December 31, 2006.  Salaries and employee benefits expense increased $1.1 million, or 3.8%, during the year ended December 31, 2007, when compared to the same period in 2006.  Direct salary expense and payroll taxes increased $1.2 million, or 5.1%, for the year ended December 31, 2007, when compared to the same period in 2006.  These increases were the result of the acquisition of FWBS and investment in SFG.

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

Telephone and communications expense increased $77,000, or 10.7%, for the year ended December 31, 2007, compared to the same period in 2006 primarily due to the opening of two de novo branch locations in 2007 and the capture of a full year of expenses of three locations added in 2006.  The acquisition of FWNB and the investment in SFG also contributed to the increase over last year.

FDIC insurance increased $144,000, or 102.1%, for the year ended December 31, 2007, compared to the same period in 2006 as a result of implementations from the FDIC Reform Act of 2005.  Beginning in June 2007, FDIC billed every institution for deposit insurance in addition to the FICO assessment previously assessed.  The FDIC issued credits to eligible insured depository institutions which offset most of our deposit insurance premiums for 2007.

Other expense increased $669,000, or 15.8%, for the year ended December 31, 2007, compared to the same period in 2006.  The increase occurred primarily due to increases in computer fees, bank analysis and exam fees, brokerage service expense, student loan origination and lender fee expense, and the amortization expense related to the core deposit intangible that resulted from the acquisition of FWBS during 2007.

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

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2008, the SFG loans totaled approximately $80.1 million. We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of December 31, 2008 increased $61.3 million, or 6.4%, and the average loan balance was up $173.4 million, or 21.4%, when compared to 2007.

Our market areas have not experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced. However, we have strengthened our underwriting standards, especially related to all aspects of real estate lending. Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

Construction loans increased $12.8 million, or 11.9%, from December 31, 2007.  1-4 Family residential loans increased $714,000, or 0.3%, from December 31, 2007.  Other real estate loans decreased $15.5 million, or 7.8%, from December 31, 2007 to December 31, 2008.  Commercial loans increased $11.4 million, or 7.4%, from December 31, 2007.  Loans to individuals increased $29.5 million, or 19.8%, from December 31, 2007.  Municipal loans as of December 31, 2008 increased $22.5 million, or 20.0%, from December 31, 2007.

The increase in our commercial loans is reflective of our expanding markets and economic growth in our market area.  The increase in loans to individuals reflects automobile loan portfolios purchased by SFG, and to a much lesser extent, success in penetrating this competitive market in our market areas.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2008, was approximately $48 million.  Our largest loan relationship at December 31, 2008 was approximately $24 million.

The average yield on loans for the year ended December 31, 2008, increased to 7.67% from 7.16% for the year ended December 31, 2007.  This increase was reflective of an increase in the average balance of higher yielding SFG loans and the repricing characteristics of loans and interest rates at the time loans repriced.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals by category for the years presented:

	December 31,

	2008	2007	2006	2005	2004
	(in thousands)

Real Estate Loans:
Construction	$120,153	$107,397	$39,588	$35,765	$32,877
1-4 Family Residential	238,693	237,979	227,354	199,812	168,784
Other	184,629	200,148	181,047	162,147	153,998
Commercial Loans	165,558	154,171	118,962	91,456	80,808
Municipal Loans	134,986	112,523	106,155	109,003	103,963
Loans to Individuals	178,530	149,012	86,041	82,181	83,589

Total Loans	$1,022,549	$961,230	$759,147	$680,364	$624,019

For purposes of this discussion, our loans are divided into four categories:  Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2008, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $543.5 million in real estate loans, $238.7 million, or 43.9%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  We believe our markets have been relatively resilient and we have not experienced significant effects associated with these market trends; however, beginning in the fourth quarter of 2008 as consumers all across the United States were impacted by the economic slowdown, our market areas began to experience more of a slowdown in economic activity. A continued decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other category consists of $179.0 million of commercial real estate loans, $3.1 million of loans secured by multi-family properties and $2.5 million of loans secured by farm land.  The Commercial Real Estate portion of Other will be discussed in more detail below.

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

We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2008, these loans totaled $66.7 million.  Under Texas law, these loans are capped at 80% of appraised value.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2008 this loan category experienced additional stress due to the general downturn in market conditions associated with this type of lending.

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

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts have tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2008 increased $22.5 million when compared to 2007.  At December 31, 2008, we had total loans to municipalities and school districts of $135.0 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of consumer loans outstanding are collateralized by titled equipment and primarily vehicles, which accounted for approximately $131.9 million, or 73.9%, of total loans to individuals at December 31, 2008.  Home equity loans, which are included in 1-4 family residential loans, have replaced some of the traditional loans to individuals.

In addition, we make loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.  Automobile loans purchased by SFG are also included in this category.  The total of SFG automobile loans included in loans to individuals at December 31, 2008 was $80.1 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates.  The amounts of total loans outstanding at December 31, 2008, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One	After One but
	Year or	within Five	After Five
	Less*	Years	Years
	(in thousands)

Real Estate Loans – Construction	$57,564	$20,208	$42,381
Real Estate Loans – 1-4 Family Residential	53,414	75,074	110,205
Real Estate Loans – Other	42,945	59,744	81,940
Commercial Loans	93,466	64,190	7,902
Municipal Loans	9,203	25,821	99,962
Loans to Individuals	70,207	102,022	6,301
Total Loans	$326,799	$347,059	$348,691

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$396,986
	Interest Rates are Floating or Adjustable	$298,764

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $14.3 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2008 and 2007, these loans totaled $3.7 million and $2.2 million, or 2.3% and 1.6% of shareholders' equity, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

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

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a periodic basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2008, our review of the loan portfolio indicated that a loan loss allowance of $16.1 million was adequate to cover probable losses in the portfolio.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, the ratio of net loans charged-off to average net loans outstanding and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Average Net Loans Outstanding	$983,336	$809,906	$722,252	$657,938	$604,658

Balance of Allowance for Loan Losses at Beginning of Period	$9,753	$7,193	$7,090	$6,942	$6,414

Loan Charge-Offs:
Real Estate-Construction	(111)	–	–	–	–
Real Estate-1-4 Family Residential	(11)	(33)	(59)	(36)	(142)
Real Estate-Other	–	(7)	(18)	(53)	(3)
Commercial Loans	(505)	(95)	(245)	(438)	(375)
Loans to Individuals	(8,570)	(2,612)	(2,650)	(2,469)	(523)

Total Loan Charge-Offs	(9,197)	(2,747)	(2,972)	(2,996)	(1,043)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	–	–	–	–	–
Real Estate-1-4 Family Residential	1	30	7	20	–
Real Estate-Other	6	10	–	–	27
Commercial Loans	32	98	87	54	323
Loans to Individuals	1,842	1,909	1,901	1,607	296

Total Recovery of Loans Previously Charged-Off	1,881	2,047	1,995	1,681	646

Net Loan Charge-Offs	(7,316)	(700)	(977)	(1,315)	(397)

Allowance for Loan Losses Acquired	–	909	–	–	–

Provision for Loan Losses	13,675	2,351	1,080	1,463	925

Balance of Allowance for Loan Losses at End of Period	$16,112	$9,753	$7,193	$7,090	$6,942

Reserve for Unfunded Loan Commitments at Beginning of Period	$50	$–	$–	$–	$–
Provision for Losses on Unfunded Loan Commitments	(43)	50	–	–	–
Reserve for Unfunded Loan Commitments at End of Period	$7	$50	$–	$–	$–

Ratio of Net Charge-Offs to Average Net Loans Outstanding	0.74%	0.09%	0.14%	0.20%	0.07%

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real Estate
Construction	$2,757	11.7%	$1,031	11.2%	$366	5.2%	$329	5.3%	$518	5.3%
1-4 Family Residential	1,567	23.3%	1,313	24.8%	1,221	30.0%	1,101	29.4%	909	27.0%
Other	2,701	18.1%	2,594	20.8%	2,327	23.8%	2,397	23.8%	2,186	24.6%
Commercial Loans	2,496	16.2%	2,126	16.0%	1,536	15.7%	1,482	13.4%	1,485	13.0%
Municipal Loans	341	13.2%	277	11.7%	262	14.0%	269	16.0%	318	16.7%
Loans to Individuals	6,206	17.5%	2,391	15.5%	1,394	11.3%	1,498	12.1%	1,516	13.4%
Unallocated	44	0.0%	21	0.0%	87	0.0%	14	0.0%	10	0.0%
Ending Balance	$16,112	100.0%	$9,753	100.0%	$7,193	100.0%	$7,090	100.0%	$6,942	100.0%

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

Total nonperforming assets at December 31, 2008 were $15.8 million, representing an increase of $11.8 million, or 299.9%, from $3.9 million at December 31, 2007.  OREO increased $165,000, or 107.8%, to $318,000 from December 31, 2007 to December 31, 2008.  We are actively marketing all properties and none are being held for investment purposes.  From December 31, 2007 to December 31, 2008, nonaccrual loans increased $11.4 million, or 390.5%, to $14.3 million.  Of this total, 6.0% are residential real estate loans, 6.2% are commercial real estate loans, 5.9% are commercial loans, 41.8% are loans to individuals and 40.1% are construction loans.  Not including the $3.9 million increase in nonperforming assets attributable to the SFG automobile loans and $6.4 million in loans acquired through FWNB, nonperforming assets for Southside would have increased by $1.5 million.  Included in the nonaccrual loans at December 31, 2008 are SFG loans that total $3.6 million that were restructured and placed in nonaccrual status.  Restructured performing loans decreased $77,000, or 34.2%, to $148,000.  Loans 90 days past due or more increased $193,000, or 48.3%, to $593,000.  Repossessed assets increased $178,000, or 69.8%, to $433,000.

The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS
	Years Ended December 31,

	2008	2007	2006	2005	2004
	(dollars in thousands)

Loans 90 Days Past Due:
Real Estate	$404	$286	$64	$912	$785
Loans to Individuals	53	114	64	33	22
Commercial	136	–	–	–	20
	593	400	128	945	827
Loans on Nonaccrual:
Real Estate	7,469	636	975	970	753
Loans to Individuals	5,976	2,119	262	381	432
Commercial	844	158	96	380	1,063
	14,289	2,913	1,333	1,731	2,248
Restructured Loans:
Real Estate	91	94	97	99	102
Loans to Individuals	39	120	105	127	85
Commercial	18	11	18	–	6
	148	225	220	226	193

Total Nonperforming Loans	15,030	3,538	1,681	2,902	3,268

Other Real Estate Owned	318	153	351	145	214
Repossessed Assets	433	255	78	10	41
Total Nonperforming Assets	$15,781	$3,946	$2,110	$3,057	$3,523

Percentage of Total Assets	0.58%	0.18%	0.11%	0.17%	0.22%

Percentage of Loans and Leases,
Net of Unearned Discount	1.54%	0.41%	0.28%	0.45%	0.56%

Nonperforming assets at December 31, 2008, as a percentage of total assets increased to 0.58% from the previous year and as a percentage of loans increased to 1.54%.  Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2008 in the opinion of management, we had $436,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS 114 (in thousands):

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$7,469	$1,082	$6,387
Loans to Individuals	6,003	2,259	3,744
Commercial Loans	862	171	691

Balance at December 31, 2008	$14,334	$3,512	$10,822

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$636	$92	$544
Loans to Individuals	2,230	396	1,834
Commercial Loans	170	65	105

Balance at December 31, 2007	$3,036	$553	$2,483

The balances of impaired loans included above with no valuation allowances were approximately $6,000 and $14,000 at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was approximately $6,458,000 and $1,749,000, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.1 million, $102,000 and $113,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.8 million, $231,000 and $142,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006 we did not have an allowance for losses on OREO.

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

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2008, the securities portfolio as a percentage of total assets was 55.7% and was larger than loans, which were 37.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leverage Strategy.”

The following table sets forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2008, 2007 and 2006:

	December 31,
Available for Sale:	2008	2007	2006
	(in thousands)

Investment Securities:
U.S. Treasury	$5,031	$4,886	$26,383
Government Sponsored Enterprise Debentures	60,551	31,759	9,923
State and Political Subdivisions	211,594	66,244	55,135
Other Stocks and Bonds	1,202	7,039	7,511
Mortgage-backed Securities:
U.S. Government Agencies	168,299	89,720	71,399
Government Sponsored Enterprises	858,214	633,060	564,650
Other Private Issues	–	4,773	7,115
Total	$1,304,891	$837,481	$742,116

	December 31,
Held to Maturity:	2008	2007	2006
	(in thousands)

Investment Securities:
Other Stocks and Bonds	$478	$475	$1,351
Mortgage-backed Securities:
U.S. Government Agencies	22,778	25,965	30,788
Government Sponsored Enterprises	134,509	164,000	195,374
Total	$157,765	$190,440	$227,513

We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and CMOs and real estate mortgage investment conduits (“REMICs”).  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and repackage the participation interests in the form of securities, to investors such as us.  U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Federal National Mortgage Association (“FNMA”) guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the United States government.  Freddie Mac, FNMA and FHLB are the primary GSEs with which we purchase securities.  At December 31, 2008 all of our mortgage-backed securities were collateralized by U.S. Government agencies or GSE’s.

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

Our mortgage-backed securities include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, Freddie Mac or GNMA.  In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio increased to $1.50 billion at December 31, 2008, compared to $1.05 billion at December 31, 2007, an increase of $454.3 million, or 43.3%.  This is a result of an increase in mortgage-backed securities of $266.3 million, or 29.0%, during 2008 when compared to 2007.  Another change in our securities portfolio during 2008 included a $145.4 million, or 219.4%, increase in our ownership of securities issued by state and political subdivisions.  FHLB stock increased $19.6 million, or 98.5%, due to stock purchases as our long-term FHLB advances increased.  The changes in U. S. Treasury and U. S. Government agency securities were related to collateral needs for public fund deposits.  Other stocks and bonds are comprised primarily of TRUPs.  The reason for the decrease in other stocks and bonds at December 31, 2008 when compared to December 31, 2007 is the decrease in market value of the TRUP investments due to illiquidity.

During 2008, short-term and long-term interest rates decreased significantly while at the same time credit and volatility spreads increased.  We used this environment to increase the securities portfolio and to also reposition a portion of the securities portfolio.

The combined market value of the AFS and HTM securities portfolio at December 31, 2008 was $1.46 billion, which represented a net unrealized gain as of that date of $24.1 million.  The net unrealized gain was comprised of $33.0 million in unrealized gains and $8.9 million of unrealized losses.  The market value of the AFS securities portfolio at December 31, 2008 was $1.30 billion, which represented a net unrealized gain as of that date of $21.9 million.  The net unrealized gain was comprised of $30.8 million of unrealized gains and $8.9 million of unrealized losses.  The $8.9 million of unrealized losses is primarily resulting from our investment in three tranches of TRUPs.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

There were no securities transferred from AFS to HTM during 2008, 2007 and 2006.  There were no sales from the HTM portfolio during the years ended December 31, 2008, 2007 or 2006.  There were $157.8 million and $190.4 million of securities classified as HTM for the years ended December 31, 2008 and 2007, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2008 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$5,031	1.02%	$–	–	$–	–	$–	–
Government Sponsored Enterprise Debentures	60,551	0.93%	–	–	–	–	–	–
State and Political Subdivisions	2,161	5.84%	13,953	6.42%	22,616	6.30%	172,864	6.89%
Other Stocks and Bonds	–	–	–	–	–	–	1,202	23.96%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	–	–	6,691	4.71%	161,608	5.96%
Government Sponsored Enterprises	214	5.12%	8,155	4.99%	101,188	5.10%	748,657	5.66%

Total	$67,957	1.11%	$22,108	5.89%	$130,495	5.29%	$1,084,331	5.92%

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
Other Stocks and Bonds	$–	–	$–	–	$–	–	$478	6.78%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	–	–	4,233	4.92%	18,545	4.99%
Government Sponsored Enterprises	–	–	19,202	4.44%	75,552	4.87%	39,755	5.32%

Total	$–	–	$19,202	4.44%	$79,785	4.87%	$58,778	5.23%

At December 31, 2008, there were no holders of any one issuer, other than the U. S. government and its agencies, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $25.6 million, or 1.7%, in total deposits during 2008 provided us with funds for the growth in loans.  Deposits increased during 2008 primarily due to branch expansion and increased market penetration.  At December 31, 2008, brokered CDs reflected a decrease of approximately $92.9 million when compared to December 31, 2007. Deposits net of brokered deposits, at December 31, 2008, increased $118.6 million, or 8.5% when compared to December 31, 2007.  Time deposits decreased a total of $70.3 million, or 11.3%, during 2008 when compared to 2007.  Noninterest bearing demand deposits increased $33.7 million, or 9.4%, during 2008.  Interest bearing demand deposits increased $54.3 million, or 10.9%, and saving deposits increased $7.9 million, or 14.9%, during 2008.  The latter three categories, which are considered the lowest cost deposits, comprised 64.5% of total deposits at December 31, 2008 compared to 59.3% at December 31, 2007.

The following table sets forth deposits by category at December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Noninterest Bearing Demand Deposits	$390,823	$357,083	$325,771
Interest Bearing Demand Deposits	552,532	498,221	382,265
Savings Deposits	60,852	52,975	50,454
Time Deposits	551,924	622,212	523,985

Total Deposits	$1,556,131	$1,530,491	$1,282,475

During the year ended December 31, 2008, total time deposits of $100,000 or more increased $31.0 million, or 12.0%, to $288.0 million, from December 31, 2007.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Time Certificates of Deposit	Other Time Deposits	Total	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)

Three months or less	$90,813	$27,900	$118,713	$79,461	$21,000	$100,461
Over three to six months	58,120	18,000	76,120	44,919	21,000	65,919
Over six to twelve months	47,139	7,000	54,139	46,458	7,000	53,458
Over twelve months	39,075	–	39,075	37,257	–	37,257

Total	$235,147	$52,900	$288,047	$208,095	$49,000	$257,095
At December 31, 2008, we had a total of $40.0 million in brokered CDs that represented 2.6% of our deposits.  During the year ended December 31, 2008, we issued $40.0 million in short-term brokered CDs.  Our brokered CDs at December 31, 2008 have maturities of less than six months. During 2008, due to the significant decrease in interest rates, we called $125.4 million of our long-term brokered CDs.  At December 31, 2007, we had $132.9 million in brokered CDs and at December 31, 2006, we had $123.5 million in brokered CDs.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, decreased $121.4 million, or 33.4%, during 2008 when compared to 2007.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$10,629	$7,023	$5,675
Average amount outstanding during the period (1)	11,789	4,519	8,727
Maximum amount outstanding during the period (3)	16,432	10,250	13,775
Weighted average interest rate during the period (2)	3.7%	5.3%	5.2%
Interest rate at end of period	3.8%	4.7%	5.5%

FHLB advances
Balance at end of period	$229,385	$353,792	$322,241
Average amount outstanding during the period (1)	278,164	272,711	367,068
Maximum amount outstanding during the period (3)	367,823	383,059	396,416
Weighted average interest rate during the period (2)	3.1%	4.8%	4.4%
Interest rate at end of period	2.6%	4.1%	4.7%

Other obligations
Balance at end of period	$1,857	$2,500	$1,605
Average amount outstanding during the period (1)	942	772	901
Maximum amount outstanding during the period (3)	2,500	2,500	2,500
Weighted average interest rate during the period (2)	1.6%	5.0%	4.8%
Interest rate at end of period	–	3.6%	5.0%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Long-term obligations are summarized as follows:

	December 31,	December 31,
	2008	2007
	(in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2017	$655,489	$86,247

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$715,800	$146,558

(1)           At December 31, 2008, the weighted average cost of these advances was 3.6%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 4.39875% through March 30, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 3.953% through February 22, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances increased $569.2 million, or 660.0%, during 2008 to $655.5 million when compared to $86.2 million in 2007.  The increase was the result of an increase in long-term FHLB advances purchased during 2008 to fund the increase in the securities portfolio and to replace the brokered CDs called.

Long-term debt was $60.3 million for the years ended December 31, 2008 and 2007. Long-term debt consists of our junior subordinated debentures issued in 2003 and August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by FWBS to Magnolia Trust Company I.  In August 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2008 of $160.6 million increased 21.4%, or $28.3 million, from December 31, 2007 and represented 5.9% of total assets at December 31, 2008 compared to 6.0% at December 31, 2007.

Net income for 2008 of $30.7 million was the major contributor to the increase in shareholders' equity at December 31, 2008 along with the issuance of $2.1 million in common stock (231,749 shares) through our incentive stock option and dividend reinvestment plans, and a decrease of $3.6 million in accumulated other comprehensive loss which more than offset $8.3 million in cash dividends paid.  The decrease in accumulated other comprehensive loss is composed of a $10.7 million, net of tax, unrealized gain on securities, net of reclassification adjustment (see “Note 4 – Comprehensive Income (Loss)”) and a decrease of $7.1 million, net of tax, related to the change in the unfunded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2008, that we meet all capital adequacy requirements to which we are subject.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:			(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Southside Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Southside Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Southside Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

As of December 31, 2007:			(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$182,148	17.02%	$85,603	8.00%	N/A	N/A
Southside Bank Only	$157,854	16.41%	$76,936	8.00%	$96,170	10.00%
Fort Worth National Bank Only	$16,745	15.51%	$8,639	8.00%	$10,798	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159,690	14.92%	$42,802	4.00%	N/A	N/A
Southside Bank Only	$149,099	15.50%	$38,468	4.00%	$57,702	6.00%
Fort Worth National Bank Only	$15,697	14.54%	$4,319	4.00%	$6,479	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$159,690	7.73%	$82,625	4.00%	N/A	N/A
Southside Bank Only	$149,099	7.67%	$77,797	4.00%	$97,246	5.00%
Fort Worth National Bank Only	$15,697	13.13%	$4,783	4.00%	$5,979	5.00%

(1)         Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Return on Average Assets	1.29%	0.87%	0.81%
Return on Average Shareholders' Equity	21.44%	14.05%	13.48%
Dividend Payout Ratio - Basic	27.15%	40.98%	42.34%
Dividend Payout Ratio - Diluted	27.78%	42.37%	43.93%
Average Shareholders' Equity to Average Total Assets	6.04%	6.22%	5.99%

ACCOUNTING PRONOUNCEMENTS

See “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report.

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2008, these investments were 27.5% of total assets, as compared with 19.0% for December 31, 2007, and 16.1% for December 31, 2006.  The increase to 27.5% at December 31, 2008 is reflective of changes in the investment portfolio.  During 2008, we sold lower coupon mortgage-backed securities and purchased higher coupon mortgage-backed securities where the assumed prepayments are greater.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2008.  At December 31, 2008, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $104 million net of FHLB stock purchases required.

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

We had outstanding unused commitments to extend credit of $137.0 million and $127.2 million at December 31, 2008 and 2007, respectively.  Each commitment has a maturity date or an annual cancellation date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2008 and 2007 were $9.0 million and $8.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.7 million and $5.1 million at December 31, 2008 and 2007, respectively.

The scheduled maturities of unused commitments as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Unused commitments:
Due in one year or less	$77,789	$96,264
Due after one year	59,214	30,954
Total	$137,003	$127,218

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments for borrowings do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:	(in thousands)

Long-term debt, including current maturities (1)	$–	$–	$–	$60,311	$60,311
FHLB advances (2)	226,518	331,691	318,522	8,143	884,874
Operating leases (3)	1,161	1,849	752	–	3,762
Deferred compensation agreements (4)	891	886	1,029	5,618	8,424
Time deposits (5)	468,448	64,778	18,251	447	551,924
Securities purchased not paid for	–	–	–	–	–
Capital lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Total contractual obligations	$697,018	$399,204	$338,554	$74,519	$1,509,295

(1)  The total balance of long-term debt was $60.3 million at December 31, 2008.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2009 associated with this debt is 4.39875%.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2009 associated with this debt is 3.953%.

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

(2)  We had FHLB advances with maturity dates ranging from 2009 through 2017, with a total balance of $884.9 million at December 31, 2008.  Callable FHLB advances with a total balance of $15.0 million are presented based on contractual maturity.

(3)  We had various operating leases for our office machines that total $430,000 and expire on or before the end of 2012.  In addition, we have operating leases totaling $3.3 million on our retail branch locations and loan production offices which have future commitments of up to five years and additional options, that we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $8.4 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2008, $110,000 in payments had been made from such agreements.  Of the 18 officers included in the agreements, two were eligible for retirement at December 31, 2008 and one retired officer is currently receiving benefits.  One officer becomes eligible in 2012.  The remaining 15 officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2008 and the retirement of the eligible officer in 2012.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had short term non-callable brokered CDs, with a total balance of $40.0 million at December 31, 2008.

On February 8, 2008 we filed a Form 8-K reporting our entry into a Master Software License Maintenance Services Agreement with Jack Henry & Associates for approximately $2.0 million and annual maintenance and licensing fees for approximately $346,000 per year.

We expect to contribute $6.0 million to our defined benefit plan during 2009.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 1.82% and 1.67%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a positive variance in net interest income of 1.66% and 3.69%, respectively, relative to the base case over the next 12 months.  As of December 31, 2007, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 4.84% and 4.92%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 7.16% and 9.72%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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
                FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2008 and concluded that our disclosure controls and procedures were effective as of that date.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

    Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2009 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2009 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2009 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2009 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2009 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2008 and 2007.
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flow for the years ended December 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.

3 (a)(i)	–
Articles of Incorporation as amended and in effect on December 31, 1992, of SoBank, Inc. (now named Southside Bancshares, Inc.) (filed as Exhibit 3 to the Registrant's Form 10-K for the year ended December 31, 1992, (commission file number 000-12247) and incorporated herein by reference).

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

10 (a)(iii)	–
Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and FWBS (filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

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

** 10 (d)	–
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story as amended October 15, 1997 (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

** 10 (e)	–	Split dollar compensation plan dated October 13, 2004, with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (f)	–	Split dollar compensation plan dated September 7, 2004, with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (g)	–	Split dollar compensation plan dated August 27, 2004, with B. G. Hartley (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (h)	–	Split dollar compensation plan dated August 31, 2004, with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (i)	–
Employment agreement dated October 22, 2007, by and between Southside Bank and Lee R. Gibson (filed as exhibit 10 (l) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

** 10 (j)	–
Employment agreement dated October 22, 2007, by and between Southside Bank and Sam Dawson (filed as exhibit 10 (m) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

10 (k)	–
Master Software License Maintenance and Services Agreement dated February 4, 2008, by and between Southside Bank and Jack Henry & Associates, Inc. (filed as Item 1.01 to the Registrant’s Form 8-K, filed February 8, 2008, and incorporated herein by reference).

** 10 (l)	–
Retirement Agreement dated November 7, 2008, by and between Southside Bank, Southside Bancshares, Inc. and B. G. Hartley (filed as exhibit 10 (o) to the Registrant’s Form 10-Q, filed November 7, 2008, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 23	–	Consent of Independent Registered Public Accounting Firm.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Compensation plan, benefit plan or employment contract or arrangement.

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

DATE: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chief Executive Officer,	March 3, 2009
Chairman of the Board
and Director

/s/	ROBBIE N. EDMONSON
	(Robbie N. Edmonson)	Vice Chairman of the Board	March 3, 2009
and Director

/s/	SAM DAWSON
	(Sam Dawson)	President, Secretary	March 3, 2009
and Director

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 3, 2009

/s/	ALTON CADE
	(Alton Cade)	Director	March 3, 2009

/s/	MICHAEL D. GOLLOB
	(Michael D. Gollob)	Director	March 3, 2009

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 3, 2009

/s/	JOE NORTON
	(Joe Norton)	Director	March 3, 2009

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 3, 2009

/s/	WILLIAM SHEEHY
	(William Sheehy)	Director	March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
March 2, 2009

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31, 2008	December 31, 2007
ASSETS

Cash and due from banks	$64,067	$74,040
Interest earning deposits	557	1,414
Federal funds sold	2,150	550
Total cash and cash equivalents	66,774	76,004
Investment securities:
Available for sale, at estimated fair value	278,378	109,928
Held to maturity, at cost	478	475
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,026,513	727,553
Held to maturity, at cost	157,287	189,965
Federal Home Loan Bank stock, at cost	39,411	19,850
Other investments, at cost	2,065	2,069
Loans held for sale	511	3,361
Loans:
Loans	1,022,549	961,230
Less: allowance for loan losses	(16,112)	(9,753)
Net Loans	1,006,437	951,477
Premises and equipment, net	42,722	40,249
Goodwill	22,034	21,639
Other intangible assets, net	1,479	1,925
Interest receivable	16,352	11,784
Deferred tax asset	2,852	4,320
Other assets	36,945	35,723
TOTAL ASSETS	$2,700,238	$2,196,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$390,823	$357,083
Interest bearing	1,165,308	1,173,408
Total Deposits	1,556,131	1,530,491
Short-term obligations:
Federal funds purchased and repurchase agreements	10,629	7,023
FHLB advances	229,385	353,792
Other obligations	1,857	2,500
Total Short-term obligations	241,871	363,315
Long-term obligations:
FHLB advances	655,489	86,247
Long-term debt	60,311	60,311
Total Long-term obligations	715,800	146,558
Other liabilities	25,347	23,132
TOTAL LIABILITIES	2,539,149	2,063,496

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 19)

Minority Interest in Southside Financial Group	472	498

Shareholders' equity:
Common stock: ($1.25 par, 20,000,000 shares authorized, 15,756,096 and 14,865,134 shares issued)	19,695	18,581
Paid-in capital	131,112	115,250
Retained earnings	34,021	26,187
Treasury stock (1,731,570 and 1,724,857 shares at cost)	(23,115)	(22,983)
Accumulated other comprehensive loss	(1,096)	(4,707)
TOTAL SHAREHOLDERS' EQUITY	160,617	132,328
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,700,238	$2,196,322

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2008	2007	2006
Interest income
Loans	$73,120	$55,904	$46,413
Investment securities – taxable	1,723	2,580	2,498
Investment securities - tax exempt	4,910	2,112	2,139
Mortgage-backed and related securities	55,470	43,767	44,401
Federal Home Loan Bank stock and other investments	841	1,193	1,409
Other interest earning assets	112	185	92
Total interest income	136,176	105,741	96,952
Interest expense
Deposits	32,891	41,458	30,690
Short-term obligations	8,969	13,263	16,534
Long-term obligations	18,503	7,142	8,060
Total interest expense	60,363	61,863	55,284
Net interest income	75,813	43,878	41,668
Provision for loan losses	13,675	2,351	1,080
Net interest income after provision for loan losses	62,138	41,527	40,588
Noninterest income
Deposit services	18,395	17,280	15,482
Gain on sale of securities available for sale	12,334	897	743
Gain on sale of loans	1,757	1,922	1,817
Trust income	2,465	2,106	1,711
Bank owned life insurance income	2,246	1,142	1,067
Other	3,105	3,071	2,661
Total noninterest income	40,302	26,418	23,481
Noninterest expense
Salaries and employee benefits	37,228	29,361	28,275
Occupancy expense	5,704	4,881	4,777
Equipment expense	1,305	1,017	899
Advertising, travel and entertainment	2,097	1,812	1,742
ATM and debit card expense	1,211	1,006	955
Director fees	674	605	587
Supplies	812	692	637
Professional fees	1,864	1,268	1,386
Postage	755	662	618
Telephone and communications	1,050	800	723
FDIC Insurance	966	285	141
Other	6,828	4,896	4,227
Total noninterest expense	60,494	47,285	44,967
Income before income tax expense	41,946	20,660	19,102
Provision (benefit) for income tax expense
Current	15,601	4,068	8,582
Deferred	(4,351)	(92)	(4,482)
Total income taxes	11,250	3,976	4,100

Net Income	$30,696	$16,684	$15,002

Earnings per common share – basic	$2.21	$1.22	$1.11
Earnings per common share – diluted	$2.16	$1.18	$1.07
Dividends declared per common share	$0.60	$0.50	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
	Compre-hensive Income	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accu- mulated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity

Balance at December 31, 2005		$16,633	$87,962	$32,054	$(22,850)	$(4,509)	$109,290
Net Income	$15,002			15,002			15,002
Other comprehensive loss, net of tax
Unrealized losses on securities, net of reclassification adjustment	(1,883)					(1,883)	(1,883)
Minimum pension liability adjustment	298					298	298
Comprehensive income	$13,417
Adjustment to initially apply SFAS 158, net of tax						(8,430)	(8,430)
Common stock issued (186,658 shares)		233	1,517				1,750
Stock compensation expense			27				27
Tax benefit of incentive stock options			252				252
Dividends paid on common stock				(5,702)			(5,702)
Stock dividend		728	10,978	(11,706)			–

Balance at December 31, 2006		17,594	100,736	29,648	(22,850)	(14,524)	110,604
Net Income	$16,684			16,684			16,684
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	8,691					8,691	8,691
Adjustment to net periodic benefit cost	1,126					1,126	1,126
Comprehensive income	$26,501
Common stock issued (168,543 shares)		211	1,430				1,641
Stock compensation expense			27				27
Tax benefit of incentive stock options			154				154
Dividends paid on common stock				(6,466)			(6,466)
Purchase of 6,120 shares of common stock					(133)		(133)
Stock dividend		776	12,903	(13,679)			–

Balance at December 31, 2007		18,581	115,250	26,187	(22,983)	(4,707)	132,328
Net Income	$30,696			30,696			30,696
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment	10,663					10,663	10,663
Adjustment to net periodic benefit cost	(7,052)					(7,052)	(7,052)
Comprehensive income	$34,307
Common stock issued (231,749 shares)		290	1,794				2,084
Stock compensation expense			7				7
Tax benefit of incentive stock options			639				639
Cumulative effect of adoption of a new accounting principle on January 1, 2008				(351)			(351)
Dividends paid on common stock				(8,265)			(8,265)
Purchase of 6,713 shares of common stock					(132)		(132)
Stock dividend		824	13,422	(14,246)			–
Balance at December 31, 2008		$19,695	$131,112	$34,021	$(23,115)	$(1,096)	$160,617

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)	Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$30,696	$16,684	$15,002
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,458	2,255	2,275
Amortization of premium	7,148	4,952	5,741
Accretion of discount and loan fees	(4,483)	(2,667)	(2,089)
Provision for loan losses	13,675	2,351	1,080
Stock compensation expense	7	27	27
Increase in interest receivable	(4,561)	(1,113)	(806)
(Increase) decrease in other assets	(1,596)	2,405	(3,436)
Net change in deferred taxes	(378)	(532)	(292)
Increase in interest payable	468	259	931
(Decrease) increase in other liabilities	(5,324)	(1,644)	1,104
Decrease in loans held for sale	2,850	548	372
Gain on sale of securities available for sale	(12,334)	(897)	(743)
Loss (gain) on sale of assets	77	(41)	5
Impairment of other real estate owned	–	13	–
Earnings allocated to minority interest	142	(2)	–
Net cash provided by operating activities	28,845	22,598	19,171

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	137,826	25,202	52,640
Proceeds from sales of mortgage-backed securities available for sale	449,537	90,323	75,354
Proceeds from maturities of investment securities available for sale	86,790	95,890	24,460
Proceeds from maturities of mortgage-backed securities available for sale	127,008	102,584	107,029
Proceeds from maturities of mortgage-backed securities held to maturity	33,613	37,481	35,806
Proceeds from maturities of investment securities held to maturity	–	900	–
Proceeds from redemption of FHLB and FRB stock	897	11,206	4,457
Proceeds from sale of other investments	–	44	–
Purchases of investment securities available for sale	(381,801)	(130,113)	(55,155)
Purchases of investment securities held to maturity	–	–	(1,348)
Purchases of mortgage-backed securities available for sale	(867,793)	(254,613)	(237,001)
Purchases of mortgage-backed securities held to maturity	(1,664)	(2,180)	(41,282)
Purchases of FHLB stock and other investments	(20,454)	(5,686)	(1,346)
Net increase in loans	(69,149)	(96,898)	(81,248)
Net cash paid in acquisition	–	(32,030)	–
Purchases of premises and equipment	(5,315)	(4,581)	(1,306)
Proceeds from sales of premises and equipment	384	–	1
Proceeds on bank owned life insurance	713	–	–
Proceeds from sales of other real estate owned	515	334	514
Proceeds from sales of repossessed assets	3,465	439	426
Net cash used in investing activities	(505,428)	(161,698)	(117,999)
 (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)	Years Ended December 31,
	2008	2007	2006
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	95,928	114,612	38,864
Net (decrease) increase in certificates of deposit	(71,174)	32,183	132,636
Net increase (decrease) in federal funds purchased and repurchase agreements	3,606	(4,901)	3,275
Proceeds from FHLB advances	15,498,447	7,908,163	7,456,291
Repayment of FHLB advances	(15,053,612)	(7,921,744)	(7,525,355)
Proceeds from issuance of long-term debt	–	36,083	–
Net capital contributions from minority interest investment in consolidated entities	–	500	–
Net capital distributions to minority interest investment in consolidated entities	(168)	–	–
Tax benefit of incentive stock options	639	154	252
Purchase of common stock	(132)	(133)	–
Proceeds from the issuance of common stock	2,084	1,641	1,750
Dividends paid	(8,265)	(6,466)	(5,702)
Net cash provided by financing activities	467,353	160,092	102,011

Net (decrease) increase in cash and cash equivalents	(9,230)	20,992	3,183
Cash and cash equivalents at beginning of year	76,004	55,012	51,829
Cash and cash equivalents at end of year	$66,774	$76,004	$55,012

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$59,895	$61,603	$54,353
Income taxes paid	$11,525	$4,200	$3,450

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$6,078	$741	$1,220
Adjustment to initially apply SFAS 158	$–	$–	$6,276
Adjustment to pension liability	$11,025	$(1,707)	$(451)
Payment of 5% stock dividend	$14,246	$13,679	$11,706
Unsettled trades to purchase securities	$–	$(6,141)	$–

We purchased all of the common stock of FWBS for $37.0 million during 2007.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$–	$152,344	$–
Cash paid for the common stock	–	(36,956)	–
Liabilities assumed	$–	$115,388	$–

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), FWBS, Fort Worth Bancorporation, Inc., and the nonbank subsidiary, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Delaware Financial Corporation, Southside Bank, Southside Financial Group and the nonbank subsidiaries.  We offer a full range of financial services to commercial, industrial, financial and individual customers.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

Securities with limited marketability, such as stock in the FHLB, are carried at cost and assessed for other-than-temporary impairment.

Premises and Equipment.  Bank premises and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed on a straight line basis over the estimated useful lives of the related assets.  Useful lives are estimated to be 15 to 40 years for premises and three to 10 years for equipment.  Leasehold improvements are generally depreciated over the lesser of the term of the respective leases or the estimated useful lives of the improvements.  Maintenance and repairs are charged to income as incurred while major improvements and replacements are capitalized.

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

Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan, the fair values of financial instruments, the status of contingencies are particularly subject to change and significant assumptions used in periodic evaluation of securities for other-than-temporary impairment.

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

Stock Options.  We adopted the provisions of SFAS 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006 using a modified version of prospective application in accordance with SFAS 123R.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

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

General.  Certain prior period amounts have been reclassified to conform to current year presentation and had no impact on net income, equity, or cash flows.

Accounting Pronouncements:

Statements of Financial Accounting Standards (“SFAS”)

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for us on January 1, 2009 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115.”  SFAS 159, issued by the FASB in February 2007, allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur.  We adopted SFAS 159 on January 1, 2008.  We did not identify any financial assets or liabilities for which we elected the fair value option.  In future periods, we will consider if, or to what extent, we will elect to use the fair value option to value our financial assets and liabilities.

SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, and it did not have a material impact on our consolidated financial statements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position (“FSP”) No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets.

FASB Staff Positions (“FSP”)

FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  On December 11, 2008 the FASB issued FSP 140-4 and FIN 46(R)-8, which requires additional disclosure regarding Transfers of Financial Assets and Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 became effective for the first interim or annual reporting period ending after December 15, 2008. We do not securitize our loans or other financial assets, therefore, the portion of FSP in relation to FAS 140-4 did not have a material impact on our consolidated financial statements.  We included additional disclosure in relation to our variable interest entity in our consolidated financial statements.  We adopted FSP No. FAS 140-4 and FIN 46(R)-8 as of December 31, 2008.  The adoption did not have a material impact on our consolidated financial statements.

FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other postretirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in our consolidated financial statements beginning with the financial statements for the year-ended December 31, 2009.

FSP No. EITF 99-20-1, "Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20."  On January 12, 2009, the FASB issued FSP No. EITF 99-20-1.  FSP EITF 99-20-1 changed the guidance for the determination of whether an impairment of certain non-investment grade, beneficial interests in securitized financial assets is considered other-than-temporary. The adoption of FSP EITF 99-20-1, effective December 31, 2008, was applied and considered during management's December 31, 2008 other-than-temporary impairment analysis and conclusion.

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

Fort Worth Bancshares, Inc.  On October 10, 2007, we acquired Fort Worth Bancshares, Inc. (“FWBS”) and its wholly owned subsidiaries, Fort Worth Bancorporation, Inc. and Fort Worth National Bank (“FWNB”). FWBS was a privately-held bank holding company located in Fort Worth, Texas.  We purchased all of the outstanding shares for approximately $37.0 million.  The purchase price includes $36.7 million in cash and approximately $0.3 million in acquisition-related costs.

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
$36,956

With this acquisition, Tarrant County became our second largest lending market and third largest deposit market.

3.  EARNINGS PER SHARE

Earnings per share on a basic and diluted basis as required by SFAS No. 128, "Earnings Per Share" (“SFAS 128”), has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Basic Earnings and Shares:
Net Income	$30,696	$16,684	$15,002

Weighted-average basic shares outstanding	13,891	13,711	13,519

Basic Earnings Per Share:
Net Income	$2.21	$1.22	$1.11

Diluted Earnings and Shares:
Net Income	$30,696	$16,684	$15,002

Weighted-average basic shares outstanding	13,891	13,711	13,519
Add: Stock options	309	406	519
Weighted-average diluted shares outstanding	14,200	14,117	14,038

Diluted Earnings Per Share:
Net Income	$2.16	$1.18	$1.07

For the years ended December 31, 2008, 2007 and 2006, there were no antidilutive options.

4.      COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) as required by SFAS No. 130, "Reporting Comprehensive Income” (“SFAS 130”) are as follows (in thousands):

	Year Ended December 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$28,805	$(10,125)	$18,680
Less: reclassification adjustment for gains realized in net income	12,334	(4,317)	8,017
Net unrealized gains on securities	16,471	(5,808)	10,663
Change in pension plans	(11,025)	3,973	(7,052)

Other comprehensive income	$5,446	$(1,835)	$3,611

	Year Ended December 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$14,064	$(4,781)	$9,283
Less: reclassification adjustment for gains realized in net income	897	(305)	592
Net unrealized gains on securities	13,167	(4,476)	8,691
Change in pension plans	1,707	(581)	1,126

Other comprehensive income	$14,874	$(5,057)	$9,817

	Year Ended December 31, 2006
	Before- Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(2,110)	$717	$(1,393)
Less: reclassification adjustment for gains realized in net income	743	(253)	490
Net unrealized losses on securities	(2,853)	970	(1,883)
Change in pension plans	451	(153)	298

Other comprehensive loss	$(2,402)	$817	$(1,585)

The components of accumulated other comprehensive loss as of December 31, 2008 and 2007, are reflected in the table below (in thousands):

	Years Ended December 31,
	2008	2007

Unrealized gains on AFS securities	$13,499	$2,836
Net unfunded liability for defined benefit plans	(14,595)	(7,543)

Total	$(1,096)	$(4,707)

5.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2008 and 2007.

6.	SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2008 and 2007, are reflected in the tables below (in thousands):

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2008	Cost	Gains	Losses	Value

Investment Securities:
U.S. Treasury	$5,008	$23	$–	$5,031
Government Sponsored Enterprise Debentures	60,325	227	1	60,551
State and Political Subdivisions	203,052	10,154	1,612	211,594
Other Stocks and Bonds	6,711	–	5,509	1,202
Mortgage-backed Securities:
U.S. Government Agencies	166,123	2,405	229	168,299
Government Sponsored Enterprises	841,737	17,984	1,507	858,214
Total	$1,282,956	$30,793	$8,858	$1,304,891

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2008	Cost	Gains	Losses	Value

Investment Securities:
Other Stocks and Bonds	$478	$9	$–	$487
Mortgage-backed Securities:
U.S. Government Agencies	22,778	300	–	23,078
Government Sponsored Enterprises	134,509	1,890	26	136,373
Total	$157,765	$2,199	$26	$159,938

	AVAILABLE FOR SALE
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2007	Cost	Gains	Losses	Value

Investment Securities:
U.S. Treasury	$4,880	$8	$2	$4,886
Government Sponsored Enterprise Debentures	31,764	3	8	31,759
State and Political Subdivisions	64,868	1,599	223	66,244
Other Stocks and Bonds	7,586	–	547	7,039
Mortgage-backed Securities:
U.S. Government Agencies	88,937	1,234	451	89,720
Government Sponsored Enterprises	628,768	5,847	1,555	633,060
Other Private Issues	4,773	–	–	4,773
Total	$831,576	$8,691	$2,786	$837,481

	HELD TO MATURITY
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2007	Cost	Gains	Losses	Value

Investment Securities:
Other Stocks and Bonds	$475	$2	$–	$477
Mortgage-backed Securities:
U.S. Government Agencies	25,965	36	58	25,943
Government Sponsored Enterprises	164,000	501	531	163,970
Total	$190,440	$539	$589	$190,390

The following table represents the unrealized loss on securities for the years ended December 31, 2008 and 2007 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2008:

Available for Sale
Government Sponsored Enterprise Debentures	$29,999	$1	$–	$–	$29,999	$1
State and Political Subdivisions	45,686	1,496	1,193	116	46,879	1,612
Other Stocks and Bonds	253	89	949	5,420	1,202	5,509
Mortgage-Backed Securities	116,616	1,517	17,174	219	133,790	1,736
Total	$192,554	$3,103	$19,316	$5,755	$211,870	$8,858

Held to Maturity
Mortgage-Backed Securities	$1,212	$1	$4,540	$25	$5,752	$26
Total	$1,212	$1	$4,540	$25	$5,752	$26

As of December 31, 2007:

Available for Sale
U.S. Treasury	$394	$2	$–	$–	$394	$2
Government Sponsored Enterprise Debentures	13,237	8	–	–	13,237	8
State and Political Subdivisions	537	29	12,918	194	13,455	223
Other Stocks and Bonds	3,332	254	3,707	293	7,039	547
Mortgage-Backed Securities	71,071	154	146,458	1,852	217,529	2,006
Total	$88,571	$447	$163,083	$2,339	$251,654	$2,786

Held to Maturity
Mortgage-Backed Securities	$10,975	$29	$74,568	$560	$85,543	$589
Total	$10,975	$29	$74,568	$560	$85,543	$589

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values for those securities (discussed below) are reflective of illiquidity as opposed to credit impairment.  At December 31, 2008, we have in AFS Other Stocks and Bonds, $6.0 million cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2008 is approximately $646,000 and reflects the market illiquidity. We performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the issuing banks that had not deferred or defaulted as of December 31, 2008. In addition a base deferral assumption and pessimistic deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios, and based on that detailed analysis we have concluded that there is no other-than-temporary impairment at December 31, 2008. Management considered other qualitative factors, which included the credit rating and the severity and duration of the mark-to-market loss.  After considering these qualitative factors, management believes the quantitative factors, including the detailed review of the collateral and cash flow modeling outweigh the qualitative factors to support the conclusion that there is no other-than-temporary impairment at December 31, 2008.  To the best of management’s knowledge, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2008 with an other-than-temporary impairment.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.

During 2007, management determined that $4.8 million of whole loan mortgage-backed securities, that represented the only nonagency collateralized mortgage-backed securities, had an other-than-temporary impairment due to credit concerns at December 31, 2007.  The impairment charge recognized was $58,000 and was reflected in gain (loss) on securities available for sale for the year ended December 31, 2007.

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the years presented:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

U.S. Treasury	$115	$715	$1,042
U.S. Government Agencies	690	671	337
State and Political Subdivisions	5,414	2,692	2,727
Other Stocks and Bonds	414	614	531
Mortgage-backed Securities	55,470	43,767	44,401

Total interest income on securities	$62,103	$48,459	$49,038

There were no securities transferred from AFS to HTM during 2007 and 2008.  There were no sales from the HTM portfolio during the years ended December 31, 2008, 2007 or 2006.  There were $157.8 million and $190.4 million of securities classified as HTM for the years ended December 31, 2008 and 2007, respectively.

Of the $12.3 million in net securities gains from the AFS portfolio in 2008, there were $12.5 million in realized gains and $0.2 million in realized losses.  Of the $0.9 million in net securities gains from the AFS portfolio in 2007, there were $1.0 million in realized gains and $0.1 million in realized losses.  Of the $0.7 million in net securities gains from the AFS portfolio in 2006, there were $1.6 million in realized gains and $0.9 million in realized losses.

The amortized cost and fair value of securities at December 31, 2008, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2008
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$67,490	$67,743
Due after one year through five years	13,739	13,953
Due after five years through ten years	22,532	22,616
Due after ten years	171,335	174,066
	275,096	278,378
Mortgage-backed securities	1,007,860	1,026,513
Total	$1,282,956	$1,304,891

	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	–	–
Due after ten years	478	487
	478	487
Mortgage-backed securities	157,287	159,451
Total	$157,765	$159,938

Investment and mortgage-backed securities with book values of $952.6 million and $496.8 million were pledged as of December 31, 2008 and 2007, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

7.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2008	2007
	(in thousands)
Real Estate Loans:
Construction	$120,153	$107,397
1-4 family residential	238,693	237,979
Other	184,629	200,148
Commercial loans	165,558	154,171
Municipal loans	134,986	112,523
Loans to individuals	178,530	149,012
Total loans	1,022,549	961,230
Less: Allowance for loan losses	16,112	9,753
Net loans	$1,006,437	$951,477

The following is a summary of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Allowance For Loan Losses
Balance at beginning of year	$9,753	$7,193	$7,090
Provision for loan losses	13,675	2,351	1,080
Allowance for loan losses acquired	–	909	–
Loans charged off	(9,197)	(2,747)	(2,972)
Recoveries of loans charged off	1,881	2,047	1,995
Balance at end of year	$16,112	$9,753	$7,193

Reserve For Unfunded Loan Commitments
Balance at beginning of year	$50	$–	$–
Provision for losses on unfunded loan commitments	(43)	50	–
Balance at end of year	$7	$50	$–

Nonaccrual loans at December 31, 2008 and 2007 were $14.3 million and $2.9 million, respectively.  Included in the nonaccrual loans at December 31, 2008 are SFG loans that total $3.6 million that were restructured and placed in nonaccrual status.  Loans with terms modified in troubled debt restructuring at December 31, 2008 and 2007 were $148,000 and $225,000, respectively.

For the years ended December 31, 2008 and 2007, the average recorded investment in impaired loans was approximately $6,458,000 and $1,749,000, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $1.1 million, $102,000 and $113,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.8 million, $231,000 and $142,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized in accordance with SFAS 114:

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$7,469	$1,082	$6,387
Loans to Individuals	6,003	2,259	3,744
Commercial Loans	862	171	691

Balance at December 31, 2008	$14,334	$3,512	$10,822

	Total	Valuation Allowance	Carrying Value
	(in thousands)

Real Estate Loans	$636	$92	$544
Loans to Individuals	2,230	396	1,834
Commercial Loans	170	65	105

Balance at December 31, 2007	$3,036	$553	$2,483

The balances of impaired loans included above with no valuation allowances were approximately $6,000 and $14,000 at December 31, 2008 and 2007, respectively.

8.  PREMISES AND EQUIPMENT

	December 31,	December 31,
	2008	2007
	(in thousands)

Premises	$50,551	$48,149
Furniture and equipment	21,213	18,837
	71,764	66,986
Less: accumulated depreciation	29,042	26,737
Total	$42,722	$40,249

Depreciation expense was $2.5 million, $2.3 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

9.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill.  Goodwill totaled $22.0 and $21.6 million at December 31, 2008 and 2007, respectively.  We recorded goodwill totaling $395,000 and $21.6 million in connection with the acquisition of FWBS as of December 31, 2008 and 2007, respectively. See “Note 2 – Mergers and Acquisition.”

We measured our goodwill for impairment at December 31, 2008.  As a result of merging FWNB into Southside Bank in the third quarter of 2008, we have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2008, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to 10 years.  See “Note 2 – Mergers and Acquisitions.”

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2008
Core deposits	$2,047	$(568)	$1,479
	$2,047	$(568)	$1,479

December 31, 2007
Core deposits	$2,047	$(122)	$1,925
	$2,047	$(122)	$1,925

For the year ended December 31, 2008 and 2007, amortization expense related to intangible assets totaled $446,000 and $122,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2008 is as follows (in thousands):

2009	$383
2010	319
2011	255
2012	198
2013	146
Thereafter	178
$1,479

10.  OTHER REAL ESTATE OWNED

For the years ended December 31, 2008, 2007 and 2006, we did not have an allowance for losses on OREO.

For the years ended December 31, 2008 and 2007, the total of OREO was $318,000 and $153,000, respectively.  OREO is reflected in other assets in our consolidated balance sheets.

For the years ended December 31, 2008, 2007 and 2006, OREO properties expense exceeded income by $257,000, $28,000 and $143,000, respectively.

11.  INTEREST BEARING DEPOSITS

	December 31, 2008	December 31, 2007
	(in thousands)

Savings deposits	$60,852	$52,975
Money market demand deposits	108,623	106,415
Platinum money market deposits	163,055	163,310
NOW demand deposits	280,854	228,496
Certificates and other time deposits of $100,000 or more	288,047	257,095
Certificates and other time deposits under $100,000	263,877	365,117

Total	$1,165,308	$1,173,408

For the years ended December 31, 2008, 2007 and 2006, interest expense on time deposits of $100,000 or more was $10.0 million, $10.7 million and $7.8 million, respectively.

At December 31, 2008, the scheduled maturities of certificates and other time deposits are as follows (in thousands):

2009	$468,448
2010	44,476
2011	20,302
2012	14,547
2013 and thereafter	4,151
$551,924

At December 31, 2008, we had a total of $40.0 million in short-term brokered CDs that represented 2.6% of our deposits.  These brokered CDs mature within the first six months of 2009 and are reflected in the CDs under $100,000 category.  At December 31, 2007, we had $132.9 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $150 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.6 million and $1.9 million for December 31, 2008 and 2007, respectively.

12.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2008	2007
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$10,629	$7,023
Average amount outstanding during the period (1)	11,789	4,519
Maximum amount outstanding during the period (3)	16,432	10,250
Weighted average interest rate during the period (2)	3.7%	5.3%
Interest rate at end of period	3.8%	4.7%

FHLB advances
Balance at end of period	$229,385	$353,792
Average amount outstanding during the period (1)	278,164	272,711
Maximum amount outstanding during the period (3)	367,823	383,059
Weighted average interest rate during the period (2)	3.1%	4.8%
Interest rate at end of period	2.6%	4.1%

Other obligations
Balance at end of period	$1,857	$2,500
Average amount outstanding during the period (1)	942	772
Maximum amount outstanding during the period (3)	2,500	2,500
Weighted average interest rate during the period (2)	1.6%	5.0%
Interest rate at end of period	–	3.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Southside Bank has four lines of credit for the purchase of federal funds.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB – The Independent Bankers Bank, respectively.  At December 31, 2008, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $104 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2008 or 2007.

Securities sold under agreements to repurchase are secured by short-term borrowings that typically mature within one year.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $10.6 million at December 31, 2008.  There were $7.0 million sold under agreements to repurchase at December 31, 2007.

13.  LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
FHLB advances
Balance at end of period	$655,489	$86,247
Weighted average interest rate during the period (1)	3.8%	4.6%
Interest rate at end of period	3.6%	4.8%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	6.7%	7.8%
Interest rate at end of period	5.8%	7.2%
Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2008 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total

FHLB advances	$2,133	$645,213	$4,858	$3,285	$655,489
Long-term debt	–	–	–	60,311	60,311
Total long-term obligations	$2,133	$645,213	$4,858	$63,596	$715,800

FHLB advances represent borrowings with fixed interest rates ranging from 0.5% to 7.6% and with maturities of one to ten years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2008	2007
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 4.39875% through March 30, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 3.953% through February 22, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

The long-term debt was $60.3 million for the years ended December 31, 2008 and 2007.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS.  In addition, as a result of the acquisition, we assumed $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

14.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with 18 of its executive officers, which generally provides for payment of an aggregate amount of $8.4 million over a maximum period of 15 years after retirement or death.  Deferred compensation expense was $1.2 million, $8,000 and $83,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  For the years ended December 31, 2008 and 2007, the deferred compensation plan liability totaled $3.5 million and $2.3 million, respectively.

We provide accident and health insurance for substantially all employees through a self funded insurance program.  Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006.  Effective July 31, 2007, the healthcare plan no longer provides health insurance coverage for any current retirees.  The cost of health care benefits was $2.6 million, $3.0 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  There were no retirees participating in the health insurance plan as of December 31, 2008 and 2007.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for the year ended December 31, 2008. There were no contributions to the ESOP for the years ended December 31, 2007 and 2006.  At December 31, 2008 and 2007, 269,291 and 261,104 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

We have an officer’s long-term disability income policy which provides coverage in the event they become disabled as defined under its terms.  Individuals are automatically covered under the policy if they (a) have been elected as an officer, (b) have been an employee of Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis.  The policy provides, among other things, that should a covered individual become totally disabled he would receive two-thirds of his current salary, not to exceed $15,000 per month.  The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of our other Company sponsored benefit plans.

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2008, the expected death benefits total $5.2 million.  The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  There was no expense associated with the postretirement liability for the year ended December 31, 2008.  The expense required to record the postretirement liability associated with the split dollar postretirement bonuses was $34,000 for the year ended December 31, 2007.

In September 2006, the EITF reached a final consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with SFAS 106, “Employers’ Account for Postretirement Benefits Other Than Pensions.”  We adopted EITF 06-4 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment was $351,000.  For the year ended December 31, 2008, the split-dollar liability totaled $737,000.

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

Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2008.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2008, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 6.10%; a long-term rate of return on Plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 158,915 shares of our stock at December 31, 2008 and 2007.  Our stock included in Plan assets was purchased at fair market value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2008, our underfunded status increased $5.4 million to an underfunded status of $5.9 million at December 31, 2008 from an underfunded status of $520,000 at December 31, 2007.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2008		2007
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$40,246	$2,899	$39,615	$3,050
Service cost	1,240	85	1,330	61
Interest cost	2,424	228	2,313	168
Actuarial loss (gain)	230	857	(1,892)	(300)
Benefits paid	(1,255)	(80)	(1,028)	(80)
Expenses paid	(104)	–	(92)	–
Benefit obligation at end of year	42,781	3,989	40,246	2,899

Change in Plan Assets:

Fair value of plan assets at end of prior year	39,726	–	34,328	–
Actual return	(7,473)	–	1,518	–
Employer contributions	6,000	80	5,000	80
Benefits paid	(1,255)	(80)	(1,028)	(80)
Expenses paid	(104)	–	(92)	–
Fair value of plan assets at end of year	36,894	–	39,726	–
Funded status at end of year	(5,887)	(3,989)	(520)	(2,899)
Accrued benefit liability recognized	$(5,887)	$(3,989)	$(520)	$(2,899)

Accumulated benefit obligation at end of year	$33,555	$2,689	$31,179	$2,185

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows:

	2008
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Recognition of net gain	$417	$152
Recognition of prior service cost	(42)	(2)
Net loss occurring during the year	(10,693)	(857)
Recognition of transition obligation	–	–
	(10,318)	(707)
Deferred tax benefit	3,716	257
Other comprehensive loss, net of tax	$(6,602)	$(450)

Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2008 were as follows:

	2008
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$417	$152
Prior service credit	(42)	(2)
	375	150
Deferred tax benefit	(131)	(53)
Accumulated other comprehensive loss, net of tax	$244	$97

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2008 were as follows:

	2008
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$(21,329)	$(1,683)
Prior service credit	548	10
	(20,781)	(1,673)
Deferred tax benefit	7,273	586
Accumulated other comprehensive loss, net of tax	$(13,508)	$(1,087)

At December 31, 2008 and 2007, the assumptions used to determine the benefit obligation were as follows:

	2008		2007
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	6.10%	6.10%	6.25%	6.25%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2008, 2007 and 2006 included the following components:

	2008	2007	2006
Defined Benefit Pension Plan	(in thousands)

Service cost	$1,240	$1,330	$1,339
Interest cost	2,424	2,313	2,190
Expected return on assets	(2,990)	(2,529)	(2,324)
Net loss amortization	417	483	784
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$1,049	$1,555	$1,947

Restoration Plan

Service cost	$85	$61	$68
Interest cost	228	168	183
Transition obligation recognition	–	3	3
Net loss amortization	152	85	180
Prior service credit amortization	(2)	(2)	(2)
Net periodic benefit cost	$463	$315	$432

For the years ended December 31, 2008, 2007, and 2006, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2008	2007	2006
Defined Benefit Pension Plan
Discount rate	6.25%	6.05%	5.625%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.875%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	6.25%	6.05%	5.625%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows (in thousands):

	Defined Benefit	Restoration
	Pension Plan	Plan

Net Loss	$1,131	$140
Prior service credit	(42)	(2)
	1,089	138
Deferred tax benefit	(381)	(48)
Other comprehensive loss, net of tax	$708	$90

The asset allocation for the defined benefit pension plan by asset category is as follows:

	Percentage of Plan Assets at December 31,
	2008	2007
Asset Category

Equity securities	51.1%	61.1%
Debt securities	27.8%	26.8%
Cash and cash equivalents	21.1%	12.1%

Total	100.0%	100.0%

We attempt to invest Plan assets to employ investment strategies that achieve a weighted average target asset allocation of 60% to 70% in equity securities, 30% to 40% in fixed income and approximately 5% to 10% in cash.  During the fourth quarter of 2008, we made a contribution of $3.0 million in cash into the Plan assets.  In late December 2007, we made a contribution of $2.0 million in cash into the Plan assets.  This caused the asset category percentages to fall outside the target asset allocations we attempt to stay within as of December 31, 2008 and 2007.

As of December 31, 2008, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2009	$1,442	$97
2010	1,565	108
2011	1,635	118
2012	1,880	232
2013	2,051	237
2014 through 2018	13,931	1,577
	$22,504	$2,369

We expect to contribute $6.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2009.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2008, 2007 and 2006, expense attributable to the 401(k) Plan amounted to $117,000, $77,000 and $70,000, respectively.

Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the “ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

A summary of the status of our nonvested options as of December 31, 2008 is as follows:

		Weighted
	Number of	Average Grant-
	Options	Date Fair Value

Nonvested at beginning of the period	6,030	$4.91
Vested	(6,030)	$4.91
Nonvested at end of period	–	$4.91

For the year ended December 31, 2008 and 2007, we recorded approximately $7,000 and $27,000, respectively, of stock-based compensation expense.

As of December 31, 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.  At December 31, 2007, there was $7,000 of total unrecognized cost.

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

A summary of the status of our stock options as of December 31, 2008, and the changes during the year ended is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	500,510	$5.52
Exercised	(182,934)	$5.68
Cancelled	–	$–
Outstanding at December 31, 2008	317,576	$5.42	1.42	$5,536
Exercisable at December 31, 2008	317,576	$5.42	1.42	$5,536

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $2.9 million, $2.0 million and $2.5 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $908,000, $587,000 and $828,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $639,000, $154,000 and $252,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

15.  FAIR VALUE MEASUREMENT

Effective January 1, 2008, we adopted the provisions of SFAS 157, "Fair Value Measurements," for financial assets. In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157," we will delay application of SFAS 157 for non-financial assets until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets at December 31, 2008.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 also requires an entity to consider all aspects of nonperforming risk, including the entities own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities Available for Sale - Securities classified as available for sale primarily consist of U. S. Treasuries, government sponsored enterprise debentures, mortgage-backed securities, and municipal bonds and  to a lesser extent trust preferred securities and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows using observable inputs to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions, and discount rates.

Certain financial assets are measured at fair value on a potentially recurring basis in accordance with GAAP. Adjustments at fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.   At December 31, 2008, based on our estimates of fair value no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2008, the impact of loans with specific reserves based on the fair value of the collateral were reflected in our allowance for loan losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Securities Available For Sale	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$5,031	$–	$–	$5,031
Government Sponsored Enterprise Debentures	–	60,551	–	60,551
State and Political Subdivisions	–	211,594	–	211,594
Other Stocks and Bonds	556	–	646	1,202
Mortgage-backed Securities:
U.S. Government Agencies	–	168,299	–	168,299
Government Sponsored Enterprise	–	858,214	–	858,214
Total	$5,587	$1,298,658	$646	$1,304,891

The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No.  SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets at December 31, 2008.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2008 on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

Securities Available For Sale

Beginning Balance at January 1, 2008	$–

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–
Included in other comprehensive income (loss)	(5,354)
Purchases, issuances and settlements	–
Transfers in and/or out of Level 3	6,000
Ending Balance at December 31, 2008	$646

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	–

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2008		At December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$66,774	$66,774	$76,004	$76,004
Investment securities:
Available for sale, at estimated fair value	278,378	278,378	109,928	109,928
Held to maturity, at cost	478	487	475	477
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,026,513	1,026,513	727,553	727,553
Held to maturity, at cost	157,287	159,451	189,965	189,913
Federal Home Loan Bank stock and other investments, at cost	41,476	41,476	21,919	21,919
Loans, net of allowance for loan losses	1,006,437	1,023,794	951,477	964,502
Loans held for sale	511	511	3,361	3,361

Financial liabilities:
Retail deposits	$1,556,131	$1,564,369	$1,530,491	$1,538,489
Federal funds purchased and repurchase agreements	10,629	10,629	7,023	7,023
FHLB advances	884,874	916,344	440,039	442,223
Long-term debt	60,311	36,118	60,311	60,680

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2008 or 2007.

16.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.60, $0.50 and $0.47 per share for the years ended December 31, 2008, 2007 and 2006, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2008, we exceeded all regulatory minimum capital requirements.

As of December 31, 2008, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Southside Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Southside Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Southside Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

As of December 31, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$182,148	17.02%	$85,603	8.00%	N/A	N/A
Southside Bank Only	$157,854	16.41%	$76,936	8.00%	$96,170	10.00%
Fort Worth National Bank Only	$16,745	15.51%	$8,639	8.00%	$10,798	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$159,690	14.92%	$42,802	4.00%	N/A	N/A
Southside Bank Only	$149,099	15.50%	$38,468	4.00%	$57,702	6.00%
Fort Worth National Bank Only	$15,697	14.54%	$4,319	4.00%	$6,479	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$159,690	7.73%	$82,625	4.00%	N/A	N/A
Southside Bank Only	$149,099	7.67%	$77,797	4.00%	$97,246	5.00%
Fort Worth National Bank Only	$15,697	13.13%	$4,783	4.00%	$5,979	5.00%

(1)       Refers to quarterly average assets as calculated by bank regulatory agencies.

Our payment of dividends is limited under regulation.  The amount that can be paid in any calendar year without prior approval of our regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings.

17.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2008, 49,273 shares were sold under this plan at an average price of $21.19 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2007, 42,752 shares were sold under this plan at an average price of $21.56 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2008, 6,713 shares of common stock were purchased under this plan at a cost of $132,000.  During 2007, 6,120 shares of common stock were purchased under this plan at a cost of $133,000.

18.  INCOME TAXES

The provisions for income taxes included in the accompanying statements of income consist of the following (in thousands):
	Years Ended December 31,
	2008	2007	2006
Current tax provision	$15,601	$4,068	$8,582
Deferred tax benefit	(4,351)	(92)	(4,482)
Provision for tax expense charged to operations	$11,250	$3,976	$4,100

The components of the net deferred tax asset as of December 31, 2008 and 2007 are summarized below (in thousands):
	Assets	Liabilities
Writedowns on OREO	$108
Allowance for loan losses	4,817
Retirement and other benefit plans		(3,003)
Unrealized gains on securities available for sale		(7,253)
Premises and equipment		(312)
FHLB stock dividends		(324)
Unfunded status of defined benefit plan	7,859
State Business Tax Credit	744
Other	216
Gross deferred tax assets (liabilities)	13,744	(10,892)

Net deferred tax asset at December 31, 2008	$2,852

Writedowns on OREO	$55
Allowance for loan losses	3,139
Retirement and other benefit plans		(1,740)
Unrealized gains on securities available for sale		(1,434)
Premises and equipment		(270)
FHLB stock dividends		(295)
Unfunded status of defined benefit plan	3,886
State Business Tax Credit	762
Other	217
Gross deferred tax assets (liabilities)	8,059	(3,739)

Net deferred tax asset at December 31, 2007	$4,320

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$14,681	35.0%	$7,024	34.0%	$6,495	34.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(3,589)	(8.6%)	(2,470)	(12.0%)	(2,415)	(12.6%)
Increase in statutory rate	(33)	(0.0%)	–	–	–	–
State Business Tax Credit	–	–	(779)	(3.8%)	–	–
State Business Tax	10	0.0%	106	0.5%	–	–
Other Net	181	0.4%	95	0.5%	20	0.1%
Provision for Tax Expense Charged to Operations	$11,250	26.8%	$3,976	19.2%	$4,100	21.5%

19.  OFF-BALANCE-SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

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

We had outstanding unused commitments to extend credit of $137.0 million and $127.2 million at December 31, 2008 and 2007, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2008 and 2007 were $9.0 million and $8.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.7 million and $5.1 million at December 31, 2008 and 2007, respectively.

The scheduled maturities of unused commitments as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Unused commitments:
Due in one year or less	$77,789	$96,264
Due after one year	59,214	30,954
Total	$137,003	$127,218

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.0 million, $773,000 and $697,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Rent expense for leased equipment was $198,000, $181,000 and $217,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2008 were as follows (in thousands):

2009	$1,161
2010	1,053
2011	796
2012	490
2013	262
Thereafter	–
$3,762

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to sell securities at December 31, 2008 and 2007.  There were no unsettled trades to purchase securities at December 31, 2008.  There were $6.1 million unsettled trades to purchase securities at December 31, 2007.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

20.  VARIABLE INTEREST ENTITIES

Effective December 31, 2003, we adopted FASB Interpretation No. 46 (R) (“FIN 46 (R)”), “Consolidation of Variable Interest Entities,” in connection with our consolidated financial statements.  FIN 46 (R) requires companies to consolidate “variable interest entities” (“VIEs”) if those companies are the primary beneficiaries of those VIEs.

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

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of December 31, 2008, the total of SFG’s automobile loan portfolio, as reported in our Loans to Individuals, was approximately $80.1 million.  Southside Bank is the sole provider of financing for SFG.  As of December 31, 2008, Southside Bank had extended credit of $76.5 million to finance SFG’s activities.

Southside Bank has no other explicit arrangements or implicit variable interests with SFG.  In accordance with FIN 46 (R), this extension of credit has been eliminated for fully consolidated purposes.

21.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 43.9% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

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

CONDENSED BALANCE SHEETS	December 31,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$1,479	$5,694
Investment in bank subsidiaries at equity in underlying net assets	213,190	180,993
Investment in nonbank subsidiaries at equity in underlying net assets	1,567	1,717
Other assets	1,422	1,021

TOTAL ASSETS	$217,658	$189,425

LIABILITIES

Long-term debt	$56,702	$56,702
Other liabilities	339	395

TOTAL LIABILITIES	57,041	57,097

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 20,000,000 shares authorized: 15,756,096 and 14,865,134 shares issued)	19,695	18,581
Paid-in capital	131,112	115,250
Retained earnings	34,021	26,187
Treasury stock (1,731,570 and 1,724,857 shares, at cost)	(23,115)	(22,983)
Accumulated other comprehensive loss	(1,096)	(4,707)

TOTAL SHAREHOLDERS' EQUITY	160,617	132,328

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$217,658	$189,425
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
INCOME	(in thousands)

Dividends from subsidiary	$6,000	$9,800	$7,600
Interest income	116	82	50
TOTAL INCOME	6,116	9,882	7,650

EXPENSE

Interest expense	3,869	2,726	1,681
Other	1,556	923	907
TOTAL EXPENSE	5,425	3,649	2,588

Income before income tax expense	691	6,233	5,062
Income tax benefit	1,864	1,213	863
Income before equity in undistributed earnings of subsidiaries	2,555	7,446	5,925
Equity in undistributed earnings of subsidiaries	28,141	9,238	9,077
NET INCOME	$30,696	$16,684	$15,002

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

OPERATING ACTIVITIES:
Net Income	$30,696	$16,684	$15,002
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(28,141)	(9,238)	(9,077)
(Increase) decrease in other assets	(401)	361	1,792
(Decrease) increase in other liabilities	(56)	368	12
Net cash provided by operating activities	2,098	8,175	7,729

INVESTING ACTIVITIES:
Cash paid in acquisition	–	(36,956)	–
Investment in subsidiaries	–	(1,083)	–
Net cash used in investing activities	–	(38,039)	–

FINANCING ACTIVITIES:
Purchase of common stock	(132)	(133)	–
Proceeds from issuance of long-term debt	–	36,083	–
Proceeds from issuance of common stock	2,084	1,641	1,750
Dividends paid	(8,265)	(6,466)	(5,702)
Net cash (used in) provided by financing activities	(6,313)	31,125	(3,952)

Net (decrease) increase in cash and cash equivalents	(4,215)	1,261	3,777
Cash and cash equivalents at beginning of year	5,694	4,433	656

Cash and cash equivalents at end of year	$1,479	$5,694	$4,433

23. QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
  (in thousands, except per share data)

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$38,245	$34,260	$31,575	$32,096
Interest expense	15,505	14,452	13,680	16,726
Net interest income	22,740	19,808	17,895	15,370
Provision for loan losses	5,339	3,150	2,947	2,239
Noninterest income	12,694	7,619	11,287	8,702
Noninterest expense	15,875	15,787	14,481	14,351
Income before income tax expense	14,220	8,490	11,754	7,482
Provision for income tax expense	3,851	2,240	3,223	1,936
Net income	10,369	6,250	8,531	5,546

Earnings per share
Basic:	$0.74	$0.45	$0.62	$0.40
Diluted:	$0.73	$0.44	$0.60	$0.39

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$30,689	$25,475	$24,380	$25,197
Interest expense	17,133	15,240	14,319	15,171
Net interest income	13,556	10,235	10,061	10,026
Provision for loan losses	1,397	620	217	117
Noninterest income	7,215	6,403	6,662	6,138
Noninterest expense	13,051	11,542	11,456	11,236
Income before income tax expense	6,323	4,476	5,050	4,811
Provision for income tax expense	1,489	976	463	1,048
Net income	4,834	3,500	4,587	3,763

Earnings per share
Basic:	$0.35	$0.26	$0.33	$0.28
Diluted:	$0.34	$0.25	$0.32	$0.27