Form 10-Q
period 2009-03-31
SOUTHSIDE BANCSHARES INC
filed 2009-05-08
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 24, 2009 was 14,845,817 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
ASSETS	2009	2008
Cash and due from banks	$44,391	$64,067
Interest earning deposits	33,554	557
Federal funds sold	8,000	2,150
Total cash and cash equivalents	85,945	66,774
Investment securities:
Available for sale, at estimated fair value	154,756	278,378
Held to maturity, at cost	478	478
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,136,827	1,026,513
Held to maturity, at cost	223,876	157,287
Federal Home Loan Bank stock, at cost	39,459	39,411
Other investments, at cost	2,063	2,065
Loans held for sale	3,882	511
Loans:
Loans	1,012,460	1,022,549
Less: allowance for loan loss	(17,432)	(16,112)
Net Loans	995,028	1,006,437
Premises and equipment, net	43,925	42,722
Goodwill	22,034	22,034
Other intangible assets, net	1,377	1,479
Interest receivable	13,686	16,352
Deferred tax asset	1,829	2,852
Other assets	38,707	36,945
TOTAL ASSETS	$2,763,872	$2,700,238
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$377,356	$390,823
Interest bearing	1,302,588	1,165,308
Total Deposits	1,679,944	1,556,131
Short-term obligations:
Federal funds purchased and repurchase agreements	10,853	10,629
FHLB advances	85,037	229,385
Other obligations	3,033	1,857
Total Short-term obligations	98,923	241,871
Long-term obligations:
FHLB advances	657,864	655,489
Long-term debt	60,311	60,311
Total Long-term obligations	718,175	715,800
Other liabilities	90,367	25,347
TOTAL LIABILITIES	2,587,409	2,539,149

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock - $1.25 par, 20,000,000 shares authorized, 16,592,417 shares	20,740	19,695
issued in 2009 (including 707,808 shares declared on April 9, 2009 as a stock dividend) and 15,756,096 shares issued in 2008
Paid-in capital	144,564	131,112
Retained earnings	32,836	34,021
Treasury stock (1,762,261 and 1,731,570 shares at cost)	(23,545)	(23,115)
Accumulated other comprehensive income (loss)	1,635	(1,096)
TOTAL SOUTHSIDE BANCSHARES, INC. SHAREHOLDERS' EQUITY	176,230	160,617
Noncontrolling interest	233	472
TOTAL SHAREHOLDERS’ EQUITY	176,463	161,089
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,763,872	$2,700,238

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months
	Ended March 31,
	2009	2008
Interest income
Loans	$18,313	$18,296
Investment securities – taxable	319	680
Investment securities – tax-exempt	1,494	818
Mortgage-backed and related securities	16,404	11,973
Federal Home Loan Bank stock and other investments	104	262
Other interest earning assets	26	67
Total interest income	36,660	32,096
Interest expense
Deposits	6,372	10,755
Short-term obligations	1,165	3,300
Long-term obligations	6,886	2,671
Total interest expense	14,423	16,726
Net interest income	22,237	15,370
Provision for loan losses	3,590	2,239
Net interest income after provision for loan losses	18,647	13,131
Noninterest income
Deposit services	4,035	4,417
Gain on sale of securities available for sale	13,796	2,092

Total other-than-temporary impairment losses	(5,627)	-
Portion of loss recognized in other comprehensive income (before taxes)	4,727	-
Net impairment losses recognized in earnings	(900)	-

Gain on sale of loans	335	465
Trust income	563	593
Bank owned life insurance income	301	310
Other	784	825
Total noninterest income	18,914	8,702
Noninterest expense
Salaries and employee benefits	10,484	8,713
Occupancy expense	1,418	1,388
Equipment expense	375	312
Advertising, travel & entertainment	509	464
ATM and debit card expense	299	288
Director fees	146	144
Supplies	212	177
Professional fees	630	434
Postage	188	184
Telephone and communications	281	258
FDIC Insurance	536	236
Other	1,439	1,705
Total noninterest expense	16,517	14,303

Income before income tax expense	21,044	7,530
Provision for income tax expense	6,146	1,936
Net Income	14,898	5,594
Less: Net income attributable to the noncontrolling interest	(753)	(48)
Net income attributable to Southside Bancshares, Inc.	$14,145	$5,546
Earnings per common share – basic	$0.96	$0.38
Earnings per common share – diluted	$0.95	$0.37
Dividends paid per common share	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Compre-hensive Income	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumu-lated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Equity

Balance at December 31, 2007		$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$498	$132,826
Net Income	$5,594			5,546			48	5,594
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment (see Note 3)	5,723					5,723		5,723
Adjustment to net periodic benefit cost (see Note 3)	193					193		193
Comprehensive income	$11,510
Common stock issued (18,634 shares)		23	241					264
Stock compensation expense			7					7
Tax benefit of incentive stock options			14					14
Cumulative effect of adoption of a new accounting principle on January 1, 2008				(351)				(351)
Dividends paid on common stock				(1,577)				(1,577)
Capital distribution							(286)	(286)
Stock dividend		824	13,422	(14,246)				-
Balance at March 31, 2008		$19,428	$128,934	$15,559	$(22,983)	$1,209	$260	$142,407

Balance at December 31, 2008		$19,695	$131,112	$34,021	$(23,115)	$(1,096)	$472	$161,089
Net Income	$14,898			14,145			753	14,898
Other comprehensive income, net of tax Unrealized gains on securities, net of reclassification adjustment (see Note 3)	2,522					2,522		2,522
Adjustment to net periodic benefit cost (see Note 3)	209					209		209
Comprehensive income	$17,629
Common stock issued (128,513 shares)		160	668					828
Tax benefit of incentive stock options			164					164
Dividends paid on common stock				(1,825)				(1,825)
Purchase of 30,691 shares of common stock					(430)			(430)
Capital distribution							(992)	(992)
Stock dividend declared		885	12,620	(13,505)				-
Balance at March 31, 2009		$20,740	$144,564	$32,836	$(23,545)	$1,635	$233	$176,463

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$14,898	$5,594
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	601	604
Amortization of premium	2,193	1,914
Accretion of discount and loan fees	(995)	(1,114)
Provision for loan losses	3,590	2,239
Stock compensation expense	-	7
Decrease (increase) in interest receivable	2,666	(585)
Decrease in other assets	670	396
Net change in deferred taxes	(455)	(61)
Decrease in interest payable	(498)	(367)
Increase in other liabilities	8,708	1,245
Increase in loans held for sale	(3,371)	(55)
Gain on sale of securities available for sale	(13,796)	(2,092)
Net other-than-temporary impairment losses	900	-
Loss on sale of assets	-	2
Loss on sale of other real estate owned	1	6
Net cash provided by operating activities	15,112	7,733

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	124,567	9,341
Proceeds from sales of mortgage-backed securities available for sale	53,170	95,755
Proceeds from maturities of investment securities available for sale	40,800	31,114
Proceeds from maturities of mortgage-backed securities available for sale	48,759	28,394
Proceeds from maturities of mortgage-backed securities held to maturity	9,653	7,877
Purchases of investment securities available for sale	(30,720)	(100,812)
Purchases of mortgage-backed securities available for sale	(184,673)	(116,652)
Purchases of mortgage-backed securities held to maturity	(41,461)	(1,664)
Purchases of FHLB stock and other investments	(46)	(6,325)
Net decrease (increase) in loans	4,715	(21,614)
Purchases of premises and equipment	(1,804)	(652)
Proceeds from sales of premises and equipment	-	358
Proceeds on bank owned life insurance	511	-
Proceeds from sales of other real estate owned	217	75
Proceeds from sales of repossessed assets	594	860
Net cash provided by (used in) investing activities	24,282	(73,945)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2009	2008
FINANCING ACTIVITIES:
Net decrease in demand and savings accounts	(19,520)	(2,084)
Net increase (decrease) in certificates of deposit	143,301	(86,679)
Net increase in federal funds purchased and repurchase agreements	224	1,997
Proceeds from FHLB Advances	1,195,000	4,012,699
Repayment of FHLB Advances	(1,336,973)	(3,871,772)
Net capital distributions from non-controlling interest in consolidated entities	(992)	(286)
Tax benefit of incentive stock options	164	14
Purchase of common stock	(430)	-
Proceeds from the issuance of common stock	828	264
Dividends paid	(1,825)	(1,577)
Net cash (used in) provided by financing activities	(20,223)	52,576

Net increase (decrease) in cash and cash equivalents	19,171	(13,636)
Cash and cash equivalents at beginning of period	66,774	76,004
Cash and cash equivalents at end of period	$85,945	$62,368

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$14,921	$17,093
Income taxes paid	500	500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$4,238	$1,240
5% stock dividend	13,505	14,246
Adjustment to pension liability	(321)	(121)
Unsettled trades to purchase securities	(58,307)	(6,899)
Unsettled trades to sell securities	-	19,287

The accompanying notes are an integral part of these consolidated financial statements

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.         Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  The word “FWBS” refers to Fort Worth Bancshares, Inc.  The word “SFG” refers to Southside Financial Group, LLC., of which Southside owns a 50% interest and consolidates for financial reporting.

The consolidated balance sheet as of March 31, 2009, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the financial statements for the three month period ended March 31, 2009 and 2008 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008. For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

On April 9, 2009, we declared a 5% stock dividend payable to shareholders of record as of April 28, 2009, and payable on May 14, 2009.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

2.         Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,

	2009	2008
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$14,145	$5,546

Basic weighted-average shares outstanding	14,750	14,496
Add: Stock options	210	372
Diluted weighted-average shares outstanding	14,960	14,868

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.96	$0.38

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.95	$0.37

For the three month period ended March 31, 2009 and 2008, there were no antidilutive options.

3.  Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$16,776	$(5,872)	$10,904
Less: reclassification adjustment for gains
included in net income	13,796	(4,829)	8,967
Less: other-than-temporary impairment charges on AFS securities included in net income	(900)	315	(585)
Net unrealized gains on securities	3,880	(1,358)	2,522
Change in pension plans	321	(112)	209
Other comprehensive income	$4,201	$(1,470)	$2,731

	Three Months Ended March 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$10,963	$(3,880)	$7,083
Less: reclassification adjustment for gains
included in net income	2,092	(732)	1,360
Net unrealized gains on securities	8,871	(3,148)	5,723
Change in pension plans	121	72	193
Other comprehensive income	$8,992	$(3,076)	$5,916

4. Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2009 and December 31, 2008, are reflected in the tables below (in thousands):

	March 31, 2009
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,972	$14	$-	$4,986
Government Sponsored Enterprise Debentures	30,402	129	1	30,530
State and Political Subdivisions	119,599	1,302	2,485	118,416
Other Stocks and Bonds	5,811	-	4,987	824
Mortgage-backed Securities:
U.S. Government Agencies	163,414	4,782	1	168,195
Government Sponsored Enterprises	941,657	27,196	221	968,632
Total	$1,265,855	$33,423	$7,695	$1,291,583

	March 31, 2009
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$478	$-	$17	$461
Mortgage-backed Securities:
U.S. Government Agencies	21,358	481	-	21,839
Government Sponsored Enterprises	202,518	3,651	59	206,110
Total	$224,354	$4,132	$76	$228,410

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Market
AVAILABLE FOR SALE:	Cost	Gains	Losses	Value
Investment Securities:
U.S. Treasury	$5,008	$23	$–	$5,031
Government Sponsored Enterprise Debentures	60,325	227	1	60,551
State and Political Subdivisions	203,052	10,154	1,612	211,594
Other Stocks and Bonds	6,711	–	5,509	1,202
Mortgage-backed Securities:
U.S. Government Agencies	166,123	2,405	229	168,299
Government Sponsored Enterprises	841,737	17,984	1,507	858,214
Total	$1,282,956	$30,793	$8,858	$1,304,891

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Market
HELD TO MATURITY:	Cost	Gains	Losses	Value
Investment Securities:
Other Stocks and Bonds	$478	$9	$–	$487
Mortgage-backed Securities:
U.S. Government Agencies	22,778	300	–	23,078
Government Sponsored Enterprises	134,509	1,890	26	136,373
Total	$157,765	$2,199	$26	$159,938

The following table represents the unrealized loss on securities for the three months ended March 31, 2009 and year ended December 31, 2008 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2009:

Available for Sale
Government Sponsored Enterprise Debentures	$4,993	$1	$–	$–	$4,993	$1
State and Political Subdivisions	54,904	2,012	6,944	473	61,848	2,485
Other Stocks and Bonds	–	–	824	4,987	824	4,987
Mortgage-Backed Securities	34,157	164	12,976	58	47,133	222
Total	$94,054	$2,177	$20,744	$5,518	$114,798	$7,695

Held to Maturity
Other Stocks and Bonds	$461	$17	$–	$–	$461	$17
Mortgage-Backed Securities	11,276	59	–	–	11,276	59
Total	$11,737	$76	$–	$–	$11,737	$76

As of December 31, 2008:

Available for Sale
Government Sponsored Enterprise Debentures	$29,999	$1	$–	$–	$29,999	$1
State and Political Subdivisions	45,686	1,496	1,193	116	46,879	1,612
Other Stocks and Bonds	253	89	949	5,420	1,202	5,509
Mortgage-Backed Securities	116,616	1,517	17,174	219	133,790	1,736
Total	$192,554	$3,103	$19,316	$5,755	$211,870	$8,858

Held to Maturity
Mortgage-Backed Securities	$1,212	$1	$4,540	$25	$5,752	$26
Total	$1,212	$1	$4,540	$25	$5,752	$26

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2009 we have, in Available for Sale (“AFS”) Other Stocks and Bonds, $5.1 million cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2009 for the TRUPs is approximately $373,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2009 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the new Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was estimated at $900,000 at March 31, 2009 and the non credit charge to other comprehensive income was estimated at $4.7 million.  Therefore, the carrying amount of the TRUPs was written down with $900,000 recognized in earnings as of March 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$200	$1,800	$87	C1	Ca
2	2,000	50	1,950	169	B1	Ca
3	2,000	650	1,350	117	B1	Ca

Amounts related to credit losses recognized in earnings as of March 31, 2009 are as follows (in thousands):

Beginning Balance	$–

Addition for the amount related to credit loss for which an other-than-temporary impairment was not previously recognized	900

Ending balance of amount related to credit losses on debt securities held by the entity at the end of the period for which a portion of an other-than-temporary impairment was recognized in comprehensive income	$900

There were no securities transferred from AFS to HTM during the three months ended March 31, 2009 and 2008.  There were no sales from the HTM portfolio during the three months ended March 31, 2009 or 2008.  There were $224.4 million of securities classified as HTM for the three months ended March 31, 2009.  There were $157.8 million of securities classified as HTM for the year ended December 31, 2008.

Of the $13.8 million in net securities gains from the AFS portfolio for the three months ending March 31, 2009, there were $13.9 million in realized gains and $0.1 million in realized losses.  Of the $2.1 million in net securities gains from the AFS portfolio for the three months ending March 31, 2008, there were $2.1 million in realized gains and $3,000 in realized losses.

The amortized cost and fair value of securities at March 31, 2009, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2009
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$38,990	$39,190
Due after one year through five years	12,304	12,601
Due after five years through ten years	21,915	22,175
Due after ten years	87,575	80,790
	160,784	154,756
Mortgage-backed securities	1,105,071	1,136,827
Total	$1,265,855	$1,291,583

	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	478	461
Due after ten years	–	–
	478	461
Mortgage-backed securities	223,876	227,949
Total	$224,354	$228,410

Investment and mortgage-backed securities with book values of $932.1 million at March 31, 2009 and $952.6 million at December 31, 2008 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

5. Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	March 31,	December 31,
	2009	2008
Real Estate Loans:
Construction	$109,842	$120,153
1-4 Family Residential	238,403	238,693
Other	182,838	184,629
Commercial Loans	164,331	165,558
Municipal Loans	136,533	134,986
Loans to Individuals	180,513	178,530
Total Loans	$1,012,460	$1,022,549

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months Ended March 31,

	2009	2008
Allowance for Loan Losses

Balance at beginning of period	$16,112	$9,753
Provision for loan losses	3,590	2,239
Loans charged off	(2,704)	(1,858)
Recoveries of loans charged off	434	477
Balance at end of period	$17,432	$10,611

Reserve for Unfunded Loan Commitments

Balance at beginning of period	$7	$50
Provision for losses on unfunded loan commitments	–	20
Balance at end of period	$7	$70

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at March 31, 2009 and December 31, 2008.

We measured our goodwill for impairment at December 31, 2008.  As a result of merging FWNB into Southside Bank in the third quarter of 2008, we have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2008, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of March 31, 2009, there were no trigger events to warrant an updated impairment analysis.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to ten years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

March 31, 2009
Core deposits	$2,047	$(670)	$1,377
	$2,047	$(670)	$1,377

December 31, 2008
Core deposits	$2,047	$(568)	$1,479
	$2,047	$(568)	$1,479

For the three months ended March 31, 2009 and 2008, amortization expense related to intangible assets totaled $102,000 and $117,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2009 is as follows (in thousands):

Remainder of 2009	$281
2010	319
2011	255
2012	198
2013	146
Thereafter	178
$1,377

7. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$657,864	$655,489

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$718,175	$715,800

(1)           At March 31, 2009, the weighted average cost of these advances was 3.63%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 4.16% through June 29, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 3.05063% through May 25, 2009 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Service cost	$339	$327	$23	$15
Interest cost	641	618	60	45
Expected return on assets	(678)	(732)	–	–
Net loss recognition	293	113	39	19
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$585	$316	$121	$78

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expected to contribute $6.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2009.  On April 9, 2009, a $3.0 million contribution was made to the defined benefit plan.  Contributions of $20,000 had been made to the post retirement benefit plan as of March 31, 2009.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of March 31, 2009 and 2008, there were no nonvested shares.  For the three months ended March 31, 2009, there was no stock-based compensation expense. For the three months ended March 31, 2008, we recorded approximately $7,000 of stock-based compensation expense.  As of March 31, 2009 and 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant.  The outstanding stock options have contractual terms of ten years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

A summary of the status of our stock options as of March 31, 2009 and the changes during the three months ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	333,474	$5.16	–	–
Exercised	(122,576)	$4.96	–	–
Cancelled	–	$–	–	–
Outstanding at March 31, 2009	210,898	$5.27	1.39	$2,687
Exercisable at March 31, 2009	210,898	$5.27	1.39	$2,687

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the three months ended March 31, 2009 and 2008 were $1.2 million and $136,000, respectively.

Cash received from stock option exercises for the three months ended March 31, 2009 and 2008 was $178,000 and $52,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $164,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), a stock-based incentive compensation plan.  A total of 1,000,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of May 1, 2009, no awards had been granted under this plan.  The 2009 Incentive Plan was filed as Exhibit 99.1 to our Form 8-K filed April 20, 2009.

10.  Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  157, "Fair Value Measurements," for financial assets. In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157," we delayed application of SFAS 157 for non-financial assets, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets at March 31, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  We adopted the provisions of FSP 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact our financial statements.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 also requires an entity to consider all aspects of nonperforming risk, including the entities’ own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities Available for Sale - Securities classified as available for sale primarily consist of U. S. Treasuries, government sponsored enterprise debentures, mortgage-backed securities, and municipal bonds and to a lesser extent TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows using observable inputs to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions and discount rates.

Certain financial assets are measured at fair value on a potentially recurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 inputs.   At March 31, 2009, based on our estimates of fair value no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2009, the impact of loans with specific reserves based on the fair value of the collateral were reflected in our allowance for loan losses.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets (such as real estate owned) are measured at fair value in the event of an impairment. The framework prescribed by SFAS 157 became applicable to these fair value measurements beginning January 1, 2009.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,986	$–	$–	$4,986
Government Sponsored Enterprise Debentures	–	30,530	–	30,530
State and Political Subdivisions	–	118,416	–	118,416
Other Stocks and Bonds	451	–	373	824
Mortgage-backed Securities:
U.S. Government Agencies	–	168,195	–	168,195
Government Sponsored Enterprise	–	968,632	–	968,632
Total	$5,437	$1,285,773	$373	$1,291,583

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$5,031	$–	$–	$5,031
Government Sponsored Enterprise Debentures	–	60,551	–	60,551
State and Political Subdivisions	–	211,594	–	211,594
Other Stocks and Bonds	556	–	646	1,202
Mortgage-backed Securities:
U.S. Government Agencies	–	168,299	–	168,299
Government Sponsored Enterprise	–	858,214	–	858,214
Total	$5,587	$1,298,658	$646	$1,304,891

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2009 and 2008 on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	March 31, 2009	March 31, 2008
Other Stocks and Bonds

Balance at Beginning of Period	$646	$5,541

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(900)	–
Included in other comprehensive income (loss)	627	(263)
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$373	$5,278

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(900)	$–

11.  Accounting Pronouncements

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  We adopted SFAS 160 on January 1, 2009 and it did not have a significant impact on our financial statements.

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

FSP No. EITF 99-20-1, "Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.”  On January 12, 2009, the FASB issued FSP No. EITF 99-20-1.  FSP EITF 99-20-1 changed the guidance for the determination of whether an impairment of certain non-investment grade, beneficial interests in securitized financial assets is considered other-than-temporary. The adoption of FSP EITF 99-20-1, effective December 31, 2008, was applied and considered during management's other-than-temporary impairment analysis and conclusion.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. We adopted the provisions of FSP 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact our financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 was applied and considered during management’s other-than-temporary impairment analysis and conclusion.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in our interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies we acquire in business combinations occurring after January 1, 2009.

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

We had outstanding unused commitments to extend credit of $143.8 million and $130.0 million at March 31, 2009 and 2008, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2009 and 2008 were $9.7 million and $8.6 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.0 million and $4.8 million at March 31, 2009 and 2008, respectively.

The scheduled maturities of unused commitments as of March 31, 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008
Unused commitments:
Due in one year or less	$83,524	$80,982
Due after one year	60,282	48,998
Total	$143,806	$129,980

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

Securities. In the normal course of business we buy and sell securities.  There were $58.3 million of unsettled trades to purchase and no unsettled trades to sell securities at March 31, 2009.  At December 31, 2008, there were no unsettled trades to purchase and no unsettled trades to sell securities.

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

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, SFG was formed and is considered a VIE in accordance with FIN 46 (R).  Venue has 50% ownership rights and 51% voting rights of SFG based on its investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank in accordance with FIN 46 (R).

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of March 31, 2009, the total of SFG’s automobile loan portfolios was approximately $84.4 million.  Southside Bank is the sole provider of financing for SFG.  As of March 31, 2009, Southside Bank had extended credit of $80.0 million to finance SFG’s activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K for the year ended December 31, 2008.

We reported an increase in net income for the three months ended March 31, 2009 compared to the same period in 2008.  Net income for the three months ended March 31, 2009 was $14.1 million, compared to $5.5 million for the same period in 2008.

On April 9, 2009, we declared a 5% stock dividend payable to shareholders of record as of April 28, 2009, and payable on May 14, 2009.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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
in which we operate, including, without limitation, the deterioration of the subprime, mortgage, credit and liquidity markets, which could cause further compression of the Company’s net interest margin, or a decline in the value of the Company’s assets, which could result in realized losses;
•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the Federal Reserve’s actions with respect to interest rates and other regulatory responses to current economic conditions;

•	adverse changes in the status or financial condition of the Government Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
•	adverse changes in the credit portfolio of other U. S. financial institutions relative to the performance of certain of our investment securities;
•	impact of future legislation and increases in depositors insurance premiums due to Federal Deposit Insurance Corporation (“FDIC”) regulation changes;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
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

As of March 31, 2009, our review of the loan portfolio indicated that a loan loss allowance of $17.4 million was adequate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value. On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements”, as presented in “Note 10 – Fair Value Measurement” in the accompanying Notes to Financial Statements included in this report.  We also adopted SFAS 157-3 and SFAS 157-4.  The estimation of fair value is significant to a number of our assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves. Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or our estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

At September 30, 2008 and continuing at March 31, 2009, the valuation inputs for our available for sale (“AFS”) TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at March 31, 2009 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value caused by the significant illiquidity in this market contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimated fair value is no longer clearly based on observable market data and is based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we have now determined that the TRUPs security valuation is based on Level 3 inputs in accordance with SFAS 157.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary. Factors considered in determining whether a decline in value is other-than-temporary include:  whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; our intent not to sell and that it is not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2009 we have, in AFS Other Stocks and Bonds, $5.1 million cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2009 for the TRUPs is approximately $373,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2009 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the new Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”), SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was estimated at $900,000 at March 31, 2009 and the non credit charge to other comprehensive income was estimated at $4.7 million.  Therefore, the carrying amount of the TRUPs was written down with $900,000 recognized in earnings as of March 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Goodwill.  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are tested for impairment annually, or if an event occurred or circumstances changed that more likely than not reduced the fair value of the reporting unit.

The annual impairment analysis of goodwill included identification of reporting units, the determination of the carrying value of each reporting unit and the estimation of the fair value of each reporting unit.  We tested for impairment of goodwill as of December 31, 2008. Step one of the impairment test involves comparing the fair value of the reporting unit to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required.  If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.  At December 31, 2008, the fair value of the reporting unit exceeded the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of March 31, 2009, there were no trigger events to warrant an updated impairment analysis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 14 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2008.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2009, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.10%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2009 and 2008, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, and as of March 31, 2009 assets had grown from $1.8 billion at June 30, 2007 to $2.8 billion.  Asset growth during this period included $152.3 million due to the acquisition of FWBS in October of 2007, $138.1 million in loan growth (including Southside Financial Group “SFG”) and a $613.9 million increase in the securities portfolio.  Funding for these earning assets was accomplished  through an increase in deposits (net of brokered CDs) of $427.1 million, $100.9 million of which were due to the acquisition of FWBS, an increase in wholesale funding of $330.2 million and an increase in capital of $99.2 million (including trust preferred securities).

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended March 31, 2009, credit and volatility spreads remained wide which, combined with the steeper yield curve, led to buying opportunities primarily in U. S. Agency mortgage-backed securities and municipal securities.  During the quarter ended March 31, 2009, we took advantage of continued buying opportunities for securities which combined with a slight decrease in our loans, resulted in an increase in securities as a percentage of assets to 56.4% at March 31, 2009, when compared to 55.7% at December 31, 2008.  The current interest rate yield curve and spreads remain investment friendly and changes to the securities portfolio as a percentage of earning assets will be guided by the availability of attractive investment opportunities and funding options as well as changes in our loan and deposit levels during the second quarter of 2009.  During the three months ended March 31, 2009, we increased our investment and U. S. Government agency mortgage-backed securities $53.3 million as investment and U. S. Government agency mortgage-backed securities increased from $1.46 billion at December 31, 2008 to $1.52 billion at March 31, 2009.  During the three months of 2009, the Company restructured a portion of the securities portfolio by selling lower coupon fixed rate mortgage-backed securities and replacing them with higher coupon fixed rate mortgage-backed securities.  As a result, the coupon of the Company’s fixed rate mortgage-backed securities has increased approximately 3 basis points from December 31, 2008 to approximately 6.25% at March 31, 2009.    In addition, municipal securities purchased during a period of tremendous volatility in 2008 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  This led to abnormally high security gains that are unlikely to be repeated in future quarters.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the Asset Liability Committee of the Board of Directors of the Company (“ALCO”).  The FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at March 31, 2009 decreased 16.0%, or $142.0 million, to $742.9 million from $884.9 million at December 31, 2008 primarily as a result of an increase in deposits.  As of March 31, 2009 we had $39.9 million in short-term brokered CDs.  We utilized long-term brokered CDs in prior years because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   During 2008, we replaced long-term callable brokered CDs with long-term FHLB advances.  During the first quarter of 2009, the decrease in FHLB borrowings, net of brokered deposits, exceeded the overall growth in deposits, net of brokered deposits, which resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, from 61.0% at December 31, 2008, to 47.7% at March 31, 2009.

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

Net interest income for the three months ended March 31, 2009 was $22.2 million, an increase of $6.9 million, or 44.7%, compared to the same period in 2008.  The overall increase in net interest income was primarily the result of increases in interest income from tax exempt investment securities and mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by an increase in interest expense on long-term obligations.

During the three months ended March 31, 2009, total interest income increased $4.6 million, or 14.2%, to $36.7 million compared to $32.1 million for the same period in 2008.  The increase in total interest income was the result of an increase in average interest earning assets of $449.6 million, or 21.9%, from $2.1 billion to $2.5 billion, which more than offset the decrease in the average yield on average interest earning assets from 6.49% for the three months ended March 31, 2008 to 6.16% for the three months ended March 31, 2009.  Total interest expense decreased $2.3 million, or 13.8%, to $14.4 million during the three months ended March 31, 2009 as compared to $16.7 million during the same period in 2008.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2009, to 2.79% from 3.94% for the same period in 2008 while offset by an increase in average interest bearing liabilities of $389.6 million, or 22.8%, from $1.7 billion to $2.1 billion.

Net interest income increased during the three months ended March 31, 2009 when compared to the same period in 2008 as a result of increases in our average interest earning assets and net interest margin on average earning assets.  This is a result of an increase in our interest earning assets of $449.6 million, or 21.9%, combined with a decrease in the average yield on the average interest bearing liabilities.  The decrease in the average yield on interest bearing liabilities is a result of an overall decrease in interest rates and a decrease in the average balance of higher yielding brokered deposits of $67.7 million for the three months ended March 31, 2009 compared to the same period in 2008.  For the three months ended March 31, 2009, our net interest spread increased to 3.37% from 2.55%, and our net interest margin increased to 3.83% from 3.22% when compared to the same period in 2008.

During the three months ended March 31, 2009, average loans increased $45.6 million, or 4.7% from $976.1 million to $1.0 billion, compared to the same period in 2008.  Automobile loans purchased through SFG represent the largest part of this increase.  The average yield on loans decreased from 7.77% for the three months ended March 31, 2008 to 7.55% for the three months ended March 31, 2009.  The slight increase in interest income on loans of $17,000, or 0.1%, to $18.3 million for the three months ended March 31, 2009, when compared to $18.3 million for the same period in 2008 was the result of an increase in average loans which more than offset the decrease in the average yield.  The decrease in the yield on loans was due to the decrease in credit spreads and the repricing characteristics of Southside Bank’s loan portfolio.

Average investment and mortgage-backed securities increased $358.6 million, or 34.4%, from $1.04 billion to $1.4 billion, for the three months ended March 31, 2009 when compared to the same period in 2008.  This increase was the result of securities purchased due to buying opportunities available throughout all of the year ended 2008 and during the first quarter of 2009.  The overall yield on average investment and mortgage-backed securities increased to 5.47% during the three months ended March 31, 2009 from 5.38% during the same period in 2008.  Interest income on investment and mortgage-backed securities increased $4.7 million during the three months ended March 31, 2009, or 35.2%, compared to the same period in 2008 due to the increase in the average balance and the increase in average yield.  The increase in the average yield primarily reflects purchases of higher-yielding U.S. Agency mortgage-backed and municipal securities combined with the reinvestment of proceeds from lower-yielding matured or sold securities into higher-yielding securities.  This was due primarily to increased credit and volatility spreads on U.S. Agency mortgage-backed and municipal securities during most of 2008 and the first quarter of 2009.  A return to lower long-term interest rate levels combined with lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments increased $16.5 million, or 66.0%, to $41.5 million, for the three months ended March 31, 2009, when compared to $25.0 million for the same period in 2008.  Interest income from our FHLB stock and other investments decreased $158,000, or 60.3%, during the three months ended March 31, 2009, when compared to the same period in 2008, due to the decrease in average yield from 4.22% for the three months ended March 31, 2008 compared to 1.02% for the same period in 2009.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.

Average federal funds sold and other interest earning assets increased $29.1 million, or 342.2%, to $37.7 million, for the three months ended March 31, 2009, when compared to $8.5 million for 2008.  Interest income from federal funds sold and other interest earning assets decreased $41,000, or 61.2%, for the three months ended March 31, 2009, when compared to the same period in 2008, as a result of the decrease in the average yield from 3.16% in 2008 to 0.28% in 2009.

During the three months ended March 31, 2009, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 55.9% during the three months ended March 31, 2009 compared to 50.7% during the same period in 2008, a direct result of securities purchases.  Average loans were 40.9% of average total interest earning assets and other interest earning asset categories averaged 3.2% for the three months ended March 31, 2009.  During 2008, the comparable mix was 47.7% in loans and 1.6% in the other interest earning asset categories.

Total interest expense decreased $2.3 million, or 13.8%, to $14.4 million during the three months ended March 31, 2009 as compared to $16.7 million during the same period in 2008.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 3.94% for 2008 to 2.79% for the three months ended March 31, 2009, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $389.6 million, or 22.8% primarily included an increase in deposits and FHLB advances.

Average interest bearing deposits increased $99.0 million, or 8.8%, from $1.13 billion to $1.2 billion, while the average rate paid decreased from 3.83% for the three months ended March 31, 2008 to 2.11% for the three months ended March 31, 2009.  Average time deposits increased $22.3 million, or 3.7%, from $597.9 million to $620.3 million while the average rate paid decreased 208 basis points.  Average interest bearing demand deposits increased $68.3 million, or 14.3%, while the average rate paid decreased 133 basis points.  Average savings deposits increased $8.3 million, or 15.5%, while the average rate paid decreased 39 basis points.  Interest expense for interest bearing deposits for the three months ended March 31, 2009, decreased $4.4 million, or 40.8%, when compared to the same period in 2008 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $26.0 million, or 7.4%, during the three months ended March 31, 2009.  The latter three categories, which are considered the lowest cost deposits, comprised 61.3% of total average deposits during the three months ended March 31, 2009 compared to 59.6% during the same period in 2008.  The increase in our average total deposits is the result of overall bank growth and branch expansion.

During the three months ended March 31, 2009, we issued $19.9 million of short-term brokered CDs; however, this new issue replaced $20.0 million of brokered CD’s that matured in the first quarter of 2009.  At March 31, 2009 and December 31, 2008, all of our brokered CDs had maturities of less than 17 months.  At March 31, 2009, we had $39.9 million in brokered CDs that represented 2.4% of deposits compared to $40.0 million, or 2.6% of deposits, at December 31, 2008.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $145.7 million, a decrease of $214.3 million, or 59.5%, for the three months ended March 31, 2009 when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $2.1 million, or 64.7%, and the average rate paid decreased 45 basis points to 3.24% for the three months ended March 31, 2009, when compared to 3.69% for the same period in 2008.  The decrease in the interest expense was due to a decrease in the average rate paid and the average balance of short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances increased $504.9 million, or 321.4%, during the three months ended March 31, 2009 to $662.0 million as compared to $157.1 million at March 31, 2008.  The increase in the average long-term FHLB advances occurred primarily as a result of lower long-term rates during 2008 and the three months ended March 31, 2009, and our decision to call outstanding long-term brokered CDs and replace them with long-term FHLB borrowings during 2008.  Interest expense associated with long-term FHLB advances increased $4.4 million, or 278.8%, while the average rate paid decreased 38 basis points to 3.68% for the three months ended March 31, 2009 when compared to 4.06% for the same period in 2008.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three months ended March 31, 2009 and 2008.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $207,000, or 19.1%, to $878,000 for the three months ended March 31, 2009 when compared to $1.1 million for the same period in 2008 as a result of the decrease in the average yield during 2009 when compared to 2008.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2009			March 31, 2008
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,021,735	$19,018	7.55%	$976,099	$18,855	7.77%
Loans Held For Sale	2,508	18	2.91%	2,849	31	4.38%
Securities:
Investment Securities (Taxable)(4)	64,347	319	2.01%	61,115	680	4.48%
Investment Securities (Tax-Exempt)(3)(4)	126,534	2,166	6.94%	76,952	1,290	6.74%
Mortgage-backed and Related Securities (4)	1,209,257	16,404	5.50%	903,436	11,973	5.33%
Total Securities	1,400,138	18,889	5.47%	1,041,503	13,943	5.38%
FHLB stock and other investments, at cost	41,476	104	1.02%	24,985	262	4.22%
Interest Earning Deposits	21,924	10	0.18%	1,534	15	3.93%
Federal Funds Sold	15,741	16	0.41%	6,984	52	2.99%
Total Interest Earning Assets	2,503,522	38,055	6.16%	2,053,954	33,158	6.49%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	47,910			48,081
Bank Premises and Equipment	43,165			39,991
Other Assets	99,758			88,781
Less: Allowance for Loan Loss	(16,180)			(10,020)
Total Assets	$2,678,175			$2,220,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$62,275	137	0.89%	$53,927	172	1.28%
Time Deposits	620,279	4,505	2.95%	597,942	7,482	5.03%
Interest Bearing Demand Deposits	544,554	1,730	1.29%	476,241	3,101	2.62%
Total Interest Bearing Deposits	1,227,108	6,372	2.11%	1,128,110	10,755	3.83%
Short-term Interest Bearing Liabilities	145,704	1,165	3.24%	360,011	3,300	3.69%
Long-term Interest Bearing Liabilities – FHLB Dallas	662,026	6,008	3.68%	157,085	1,586	4.06%
Long-term Debt (5)	60,311	878	5.90%	60,311	1,085	7.24%
Total Interest Bearing Liabilities	2,095,149	14,423	2.79%	1,705,517	16,726	3.94%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	377,700			351,686
Other Liabilities	34,581			24,728
Total Liabilities	2,507,430			2,081,931

SHAREHOLDERS’ EQUITY (6)	170,745			138,856
Total Liabilities and Shareholders’ Equity	$2,678,175			$2,220,787
NET INTEREST INCOME		$23,632			$16,432
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.83%			3.22%
NET INTEREST SPREAD			3.37%			2.55%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $723 and $590 for the three months ended March 31, 2009 and 2008, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $672 and $472 for the three months ended March 31, 2009 and 2008, respectively.
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
(6)  Includes average equity of noncontrolling interest of $941 and $679 for the three months ended March 31, 2009 and 2008, respectively.

Note: As of March 31, 2009 and 2008, loans totaling $11,297 and $6,565, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income consists of revenue generated from a broad range of financial services and activities including deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs that we either provide or participate in.

Noninterest income was $18.9 million for the three months ended March 31, 2009 compared to $8.7 million for the same period in 2008, an increase of $10.2 million, or 117.4%.  During the three months ended March 31, 2009, we had gains on sale of AFS securities, net of impairment charges of $12.9 million compared to gains of $2.1 million for the same period in 2008.  The market value of the AFS securities portfolio at March 31, 2009 was $1.3 billion with a net unrealized gain on that date of $25.7 million.  The net unrealized gain is comprised of $33.4 million in unrealized gains and $7.7 million in unrealized losses.  The market value of the HTM securities portfolio at March 31, 2009 was $228.4 million with a net unrealized gain on that date of $4.1 million.  The net unrealized gain is comprised of $4.1 million in unrealized gains and $76,000 in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio.  During the three months ended March 31, 2009, we sold specific lower coupon mortgage-backed securities where the risk reward profile had changed and replaced them with higher coupon mortgage-backed securities that potentially could perform better as the housing market deteriorates.  In addition, municipal securities purchased during a period of tremendous volatility in 2008 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  This led to abnormally high security gains that are unlikely to be repeated in future quarters.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns due to the collateral characteristics and the risk reward profile based on price.

Deposit services income decreased $382,000, or 8.6%, for the three months ended March 31, 2009, when compared to the same period in 2008, primarily as a result of decreases in overdraft and NSF fee income, while offset by increased numbers of deposit accounts and an increase in debit card income.

Gain on sale of loans decreased $130,000, or 28.0%, for the three months ended March 31, 2009 when compared to the same period in 2008.  This is a result of a decrease in the amount of loans sold during the three months ended March 31, 2009 when compared to the same period in 2008 which included the sale of selected loans from a pool of automobile loans purchased by SFG at a gain of $100,000 during the first quarter of 2008.

Other noninterest income decreased $41,000, or 5.0%, for the three months ended March 31, 2009 when compared to the same periods in 2008.  The decreases were primarily a result of decreases in fair value adjustment of written loan commitments and Moneygram income while offset by increases in Southside Select fee income, lockbox fee income and credit life income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $16.5 million for the three months ended March 31, 2009, compared to $14.3 million for the same period in 2008, representing an increase of $2.2 million, or 15.5%.

Salaries and employee benefits expense increased $1.8 million, or 20.3%, during the three months ended March 31, 2009, when compared to the same period in 2008.  Direct salary expense and payroll taxes increased $1.4 million, or 18.9%, during the three months ended March 31, 2009, when compared to the same period in 2008.  The increase for the three months ended March 31, 2009, was primarily the result of increases in personnel associated with our overall growth and expansion, including SFG, an increase in retirement expense and normal salary increases for existing personnel.

Retirement expense, included in salary and benefits, increased $350,000, or 78.0%, for the three months ended March 31, 2009, when compared to the same period in 2008.  The increase was related to increases to the defined benefit plan related primarily to the changes in the actuarial assumptions used to determine net periodic pension costs for 2009 when compared to 2008.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was decreased to 6.10%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were increased, the cost and funding required for the retirement plan could decrease.

Health and life insurance expense, included in salary and benefits, increased $9,000, or 1.1%, for the three months ended March 31, 2009, when compared to the same period in 2008 due to increased health plan administrative cost for the comparative period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2009.

Equipment expense increased $63,000, or 20.2%, for the three months ended March 31, 2009, when compared to the same period in 2008 as a result of increases on equipment service contacts and bank growth.

Supplies increased $35,000, or 19.8%, for the three months ended March 31, 2009, compared to the same period in 2008 primarily as a result of bank growth.

Professional fees increased $196,000, or 45.2%, for the three months ended March 31, 2009, compared to the same period in 2008 primarily as a result of increases in legal fees.

FDIC insurance increased $300,000, or 127.1%, for the three months ended March 31, 2009, compared to the same period in 2008.  The increase was partly due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment.  The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  The increases were also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

Other expense decreased $266,000, or 15.6%, for the three months ended March 31, 2009, compared to the same period in 2008.  The decrease occurred primarily due to decreases in OREO and repossession asset expense, student loan origination and lender fees, data processing, collection fees, losses on OREO, other losses and overdrafts while offset by increases in computer fees and computer supplies.

Income Taxes

Pre-tax income for the three months ended March 31, 2009 was $21.0 million compared to $7.5 million for the same period in 2008.

Income tax expense was $6.1 million for the three months ended March 31, 2009, compared to $1.9 million for the three months ended March 31, 2008.  The effective tax rate as a percentage of pre-tax income was 29.2% for the three months ended March 31, 2009, compared to 25.7% for the three months ended March 31, 2008.  The increase in the effective tax rate and income tax expense for the three months ended March 31, 2009 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2008.

Capital Resources

Our total shareholders' equity at March 31, 2009, was $176.2 million, representing an increase of $15.6 million from December 31, 2008, and represented 6.4% of total assets at March 31, 2009 compared to 5.9% of total assets at December 31, 2008.

Increases to our shareholders’ equity consisted of net income of $14.1 million, the issuance of $828,000 in common stock (128,513 shares) through our incentive stock option and dividend reinvestment plans, with an increase in accumulated other comprehensive income of $2.7 million, which was partially offset by $1.8 million in dividends paid.

On April 9, 2009, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 28, 2009, and payable on May 14, 2009.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of March 31, 2009, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$225,169	18.34%	$98,199	8.00%	N/A	N/A
Bank Only	$217,692	17.74%	$98,195	8.00%	$122,744	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$209,632	17.08%	$49,099	4.00%	N/A	N/A
Bank Only	$202,323	16.48%	$49,098	4.00%	$73,647	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$209,632	7.96%	$105,334	4.00%	N/A	N/A
Bank Only	$202,323	7.69%	$105,256	4.00%	$131,571	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2009, these investments were 26.9% of total assets, as compared with 17.7% for March 31, 2008.  The increase in these investments as a percentage of total assets of 9.2% at March 31, 2009 is reflective of assumed increases in mortgage-backed securities prepayments.  During 2008, we sold lower coupon mortgage-backed securities and purchased higher coupon mortgage-backed securities where the assumed prepayments are greater.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2009.  At March 31, 2009, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $161 million, net of FHLB stock purchases required.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2009, the SFG loans totaled approximately $84.4 million.  We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of March 31, 2009 decreased $10.1 million, or 1.0%, while the average loan balance was up $45.6 million, or 4.7%, when compared to the same period in 2008.

Our market areas have not experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced.  However, we have strengthened our underwriting standards, especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	March 31,	December 31,	March 31,
	2009	2008	2008
	(in thousands)
Real Estate Loans:
Construction	$109,842	$120,153	$101,574
1-4 Family Residential	238,403	238,693	240,856
Other	182,838	184,629	205,513
Commercial Loans	164,331	165,558	156,137
Municipal Loans	136,533	134,986	119,015
Loans to Individuals	180,513	178,530	157,784
Total Loans	$1,012,460	$1,022,549	$980,879

Municipal loans increased $1.5 million, or 1.1%, to $136.5 million for the three month period ended March 31, 2009 from $135.0 million at December 31, 2008, and $17.5 million, or 14.7%, from $119.0 million at March 31, 2008.  Loans to individuals, which includes SFG loans, increased $2.0 million, or 1.1%, to $180.5 million for the three month period ended March 31, 2009 from $178.5 million at December 31, 2008, and $22.7 million, or 14.4%, from $157.8 million at March 31, 2008, primarily as a result of pools of automobile loans purchased by SFG.

Our 1-4 family residential mortgage loans decreased $290,000, or 0.1%, to $238.4 million for the three month period ended March 31, 2009 from $238.7 million at December 31, 2008, and $2.5 million, or 1.0%, from $240.9 million at March 31, 2008 due to the current economy. Commercial loans decreased $1.2 million, or 0.7%, to $164.3 million for the three month period ended March 31, 2009 from $165.6 million at December 31, 2008, and increased $8.2 million, or 5.2%, from $156.1 million at March 31, 2008.  The growth during the twelve month period ended March 31, 2009 was due to additional market penetration and continued emphasis on regional lending.  Construction loans decreased $10.3 million, or 8.6%, to $109.8 million for the three month period ended March 31, 2009 from $120.2 million at December 31, 2008, and increased $8.3 million, or 8.1%, from $101.6 million at March 31, 2008.  The increase in construction loans during the period ended March 31, 2009 over the same period in 2008 is primarily due to advances on commercial construction loans in our market areas and the acquisition of FWBS.  Real estate loans – Other, which are comprised primarily of commercial real estate loans decreased $1.8 million, or 1.0% to $182.8 million for the three month period ended March 31, 2009 from $184.6 million at December 31, 2008, and decreased $22.7 million, or 11.0%, from $205.5 million at March 31, 2008.  The decrease from December 31, 2008 is primarily due to more rigorous underwriting standards and loan pricing.

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

As of March 31, 2009, our review of the loan portfolio indicated that a loan loss allowance of $17.4 million was adequate to cover probable losses in the portfolio.

For the three months ended March 31, 2009, loan charge-offs were $2.7 million and recoveries were $434,000, resulting in net charge-offs of $2.3 million.  For the three months ended March 31, 2008, loan charge-offs were $1.9 million and recoveries were $477,000, resulting in net charge-offs of $1.4 million.  The increase in net charge-offs was primarily related to the SFG automobile loans purchased.  The necessary provision expense was estimated at $3.6 million for the three months ended March 31, 2009, compared to $2.2 million for the comparable period in 2008. The increase in provision expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily a result of the increase in the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.  This has resulted in increased charge-offs and increased provision expense.  These factors are considered prior to SFG purchases of pools of automobile loans when determining the appropriate purchase price.  These pools are typically purchased at a discount.

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

The following table sets forth nonperforming assets for the periods presented:

	At March 31, 2009	At December 31, 2008	At March 31, 2008

		(in thousands)

Nonaccrual loans	$11,297	$14,289	$6,565
Loans 90 days past due	1,527	593	859
Restructured loans	894	148	182
Other real estate owned	3,194	318	121
Repossessed assets	500	433	406
Total Nonperforming Assets	$17,412	$15,781	$8,133

Total nonperforming assets at March 31, 2009 were $17.4 million, an increase of $1.6 million, or 10.3%, from $15.8 million at December 31, 2008 and an increase of $9.3 million, or 114.1%, from $8.1 million at March 31, 2008. From December 31, 2008 to March 31, 2009, nonaccrual loans decreased $3.0 million, or 20.9%, to $11.3 million and from March 31, 2008, increased $4.7 million, or 72.1%.  Of the total nonaccrual loans at March 31, 2009, 5.4% are residential real estate loans, 5.1% are commercial real estate loans, 8.7% are commercial loans, 50.0% are loans to individuals, primarily SFG automobile loans, and 30.8% are construction loans.  OREO increased $2.9 million, or 904.4%, to $3.2 million at March 31, 2009 from $318,000 at  December 31, 2008 and increased $3.1 million, or 2,539.7%, from $121,000 at March 31, 2008.  Most of the OREO at March 31, 2009, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due increased $934,000, or 157.5%, to $1.5 million at March 31, 2009 from $593,000 at December 31, 2008 and $668,000, or 77.8%, from $859,000 at March 31, 2008 primarily attributable to construction loans.  Repossessed assets increased $67,000, or 15.5%, to $500,000 at March 31, 2009 from $433,000 at December 31, 2008 and $94,000, or 23.2%, from $406,000 at March 31, 2008.  The increase in repossessed assets at March 31, 2009 was attributable to SFG automobile loan pools.  Restructured loans increased $746,000, or 504.1%, to $894,000 at March 31, 2009 from $148,000 at December 31, 2008 and $712,000, or 391.2%, from $182,000 at March 31, 2008.  The increase in restructured loans was attributable to SFG automobile loan pools.

Expansion

We did not open any new locations during the three months ended March 31, 2009.

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

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the types of market risks we face since December 31, 2008.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances on net interest income of 1.07% and 1.81%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 5.37% and 12.73%, respectively, relative to the base case over the next 12 months.  As of March 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 2.65% and 5.67%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 3.99% and 3.30%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The ALCO monitors the desired gap along with various liquidity ratios to ensure a satisfactory liquidity position for us.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor our gap position along with other liquidity ratios.  In addition, as described above, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at March 31, 2009 such litigation is not material to our financial position or results of operations.

ITEM 1A.           RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on our behalf, or by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2009.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2009 to January 31, 2009	–		$–	–	–
February 1, 2009 to February 28, 2009	–		$–	–	–
March 1, 2009 to March 31, 2009	30,691	(1)	$14.03	–	–
Total	30,691		$14.03	–	–

(1)  Repurchase of shares made in connection with the exercise of certain employee stock options.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5.              OTHER INFORMATION

Not Applicable.

ITEM 6.                   EXHIBITS

Exhibit No.

3 (a)	–	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to the Registrant's Form 8-K, dated April 20, 2009 (commission file number 000-12247) and incorporated herein by reference).

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 8, 2009

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: May 8, 2009