Form 10-Q
period 2009-06-30
SOUTHSIDE BANCSHARES INC
filed 2009-08-07
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 24, 2009 was 14,894,253 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
ASSETS	2009	2008
Cash and due from banks	$45,205	$64,067
Interest earning deposits	3,824	557
Federal funds sold	-	2,150
Total cash and cash equivalents	49,029	66,774
Investment securities:
Available for sale, at estimated fair value	216,869	278,378
Held to maturity, at cost	1,493	478
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,052,318	1,026,513
Held to maturity, at cost	240,704	157,287
Federal Home Loan Bank stock, at cost	39,476	39,411
Other investments, at cost	2,064	2,065
Loans held for sale	6,069	511
Loans:
Loans	1,016,967	1,022,549
Less: allowance for loan loss	(18,804)	(16,112)
Net Loans	998,163	1,006,437
Premises and equipment, net	46,062	42,722
Goodwill	22,034	22,034
Other intangible assets, net	1,280	1,479
Interest receivable	14,570	16,352
Deferred tax asset	3,208	2,852
Other assets	49,938	36,945
TOTAL ASSETS	$2,743,277	$2,700,238
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$375,312	$390,823
Interest bearing	1,321,223	1,165,308
Total Deposits	1,696,535	1,556,131
Short-term obligations:
Federal funds purchased and repurchase agreements	20,391	10,629
FHLB advances	80,512	229,385
Other obligations	3,962	1,857
Total Short-term obligations	104,865	241,871
Long-term obligations:
FHLB advances	609,838	655,489
Long-term debt	60,311	60,311
Total Long-term obligations	670,149	715,800
Other liabilities	88,878	25,347
TOTAL LIABILITIES	2,560,427	2,539,149

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 16,656,514 shares	20,821	19,695
issued in 2009 and 15,756,096 shares issued in 2008
Paid-in capital	145,301	131,112
Retained earnings	40,109	34,021
Treasury stock (1,762,261 and 1,731,570 shares at cost)	(23,545)	(23,115)
Accumulated other comprehensive loss	(392)	(1,096)
TOTAL SHAREHOLDERS' EQUITY	182,294	160,617
Noncontrolling interest	556	472
TOTAL EQUITY	182,850	161,089
TOTAL LIABILITIES AND EQUITY	$2,743,277	$2,700,238

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$17,882	$17,767	$36,195	$36,063
Investment securities – taxable	289	390	608	1,070
Investment securities – tax-exempt	1,379	1,160	2,873	1,978
Mortgage-backed and related securities	16,075	12,020	32,479	23,993
Federal Home Loan Bank stock and other investments	48	214	152	476
Other interest earning assets	54	24	80	91
Total interest income	35,727	31,575	72,387	63,671
Interest expense
Deposits	5,686	7,868	12,058	18,623
Short-term obligations	1,170	1,839	2,335	5,139
Long-term obligations	6,416	3,973	13,302	6,644
Total interest expense	13,272	13,680	27,695	30,406
Net interest income	22,455	17,895	44,692	33,265
Provision for loan losses	3,417	2,947	7,007	5,186
Net interest income after provision for loan losses	19,038	14,948	37,685	28,079
Noninterest income
Deposit services	4,417	4,667	8,452	9,084
Gain on sale of securities available for sale	5,911	3,660	19,707	5,752

Total other-than-temporary impairment losses	-	-	(5,627)	-
Portion of gain (loss) recognized in other comprehensive income (before taxes)	(537)	-	4,190	-
Net impairment losses recognized in earnings	(537)	-	(1,437)	-

Gain on sale of loans	547	847	882	1,312
Trust income	574	619	1,137	1,212
Bank owned life insurance income	736	758	1,037	1,068
Other	745	736	1,529	1,561
Total noninterest income	12,393	11,287	31,307	19,989
Noninterest expense
Salaries and employee benefits	10,460	8,806	20,944	17,519
Occupancy expense	1,565	1,427	2,983	2,815
Equipment expense	414	329	789	641
Advertising, travel & entertainment	494	496	1,003	960
ATM and debit card expense	361	304	660	592
Director fees	166	147	312	291
Supplies	206	206	418	383
Professional fees	455	353	1,085	787
Postage	192	182	380	366
Telephone and communications	363	257	644	515
FDIC Insurance	1,925	232	2,461	468
Other	1,687	1,594	3,126	3,299
Total noninterest expense	18,288	14,333	34,805	28,636

Income before income tax expense	13,143	11,902	34,187	19,432
Provision for income tax expense	3,255	3,223	9,401	5,159
Net income	9,888	8,679	24,786	14,273
Less: Net income attributable to the noncontrolling interest	(511)	(148)	(1,264)	(196)
Net income attributable to Southside Bancshares, Inc.	$9,377	$8,531	$23,522	$14,077
Earnings per common share – basic	$0.63	$0.59	$1.59	$0.97
Earnings per common share – diluted	$0.62	$0.57	$1.57	$0.94
Dividends paid per common share	$0.14	$0.13	$0.27	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumu-lated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Equity

Balance at December 31, 2007	$18,581	$115,250	$26,187	$(22,983)	$(4,707)	$498	$132,826
Comprehensive Income
Net income			14,077			196	14,273
Other comprehensive income, net of tax (see Note 3)
Net unrealized gains on available-for-sale securities					826		826
Reclassification adjustment for unrealized gains on sales of available-for-sale securities included in net income					(3,739)		(3,739)
Adjustment to net periodic benefit cost					285		285
Total comprehensive income							11,645
Common stock issued (99,306 shares)	124	796					920
Stock compensation expense		7					7
Tax benefit of incentive stock options		145					145
Cumulative effect of adoption of a new accounting principle on January 1, 2008			(351)				(351)
Dividends paid on common stock			(3,377)				(3,377)
Purchase of 6,713 shares of common stock				(132)			(132)
Capital distribution						(407)	(407)
Stock dividend	824	13,422	(14,246)				-
Balance at June 30, 2008	$19,529	$129,620	$22,290	$(23,115)	$(7,335)	$287	$141,276

Balance at December 31, 2008	$19,695	$131,112	$34,021	$(23,115)	$(1,096)	$472	$161,089
Comprehensive Income
Net income			23,522			1,264	24,786
Other comprehensive income, net of tax (see Note 3)
Net unrealized gains on available-for-sale securities					14,859		14,859
Reclassification adjustment for unrealized gains on sales of available-for-sale securities included in net income					(12,810)		(12,810)
Non-credit portion of other-than-temporary impairment losses on available-for-sale securities					(2,723)		(2,723)
Other-than-temporary impairment charges on available-for-sale securities included in net income					934		934
Adjustment to net periodic benefit cost					444		444
Total comprehensive income							25,490
Common stock issued (191,440 shares)	240	1,129					1,369
Tax benefit of incentive stock options		419					419
Dividends paid on common stock			(3,907)				(3,907)
Purchase of 30,691 shares of common stock				(430)			(430)
Capital distribution						(1,180)	(1,180)
Stock dividend declared	886	12,641	(13,527)				-
Balance at June 30, 2009	$20,821	$145,301	$40,109	$(23,545)	$(392)	$556	$182,850

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$24,786	$14,273
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,316	1,209
Amortization of premium	6,299	3,667
Accretion of discount and loan fees	(1,969)	(1,900)
Provision for loan losses	7,007	5,186
Stock compensation expense	–	7
Decrease (increase) in interest receivable	1,782	(579)
Increase in other assets	(1,097)	(1,457)
Net change in deferred taxes	(750)	(382)
Decrease in interest payable	(1,170)	(638)
Increase in other liabilities	5,575	1,886
(Increase) decrease in loans held for sale	(5,558)	569
Gain on sale of securities available for sale	(19,707)	(5,752)
Net other-than-temporary impairment losses	1,437	–
Loss on sale of assets	–	18
Loss on disposal of assets	37	–
Loss on sale of other real estate owned	1	86
Net cash provided by operating activities	17,989	16,193

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	158,151	73,858
Proceeds from sales of mortgage-backed securities available for sale	258,456	148,645
Proceeds from maturities of investment securities available for sale	50,275	64,505
Proceeds from maturities of mortgage-backed securities available for sale	135,738	62,586
Proceeds from maturities of mortgage-backed securities held to maturity	26,082	17,776
Proceeds from redemption of FHLB stock	–	619
Purchases of investment securities available for sale	(89,880)	(136,184)
Purchases of investment securities held to maturity	(1,014)	–
Purchases of mortgage-backed securities available for sale	(401,173)	(326,961)
Purchases of mortgage-backed securities held to maturity	(110,035)	(1,664)
Purchases of FHLB stock and other investments	(64)	(9,626)
Net increase in loans	(2,036)	(22,266)
Purchases of premises and equipment	(4,693)	(1,201)
Proceeds from sales of premises and equipment	–	358
Proceeds on bank owned life insurance	1,086	–
Proceeds from sales of other real estate owned	217	139
Proceeds from sales of repossessed assets	1,195	2,108
Net cash provided by (used in) investing activities	22,305	(127,308)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2009	2008
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	1,371	88,978
Net increase (decrease) in certificates of deposit	129,081	(122,340)
Net increase in federal funds purchased and repurchase agreements	9,762	2,222
Proceeds from FHLB Advances	3,051,206	9,423,627
Repayment of FHLB Advances	(3,245,730)	(9,288,126)
Net capital distributions from non-controlling interest in consolidated entities	(1,180)	(407)
Tax benefit of incentive stock options	419	145
Purchase of common stock	(430)	(132)
Proceeds from the issuance of common stock	1,369	920
Dividends paid	(3,907)	(3,377)
Net cash (used in) provided by financing activities	(58,039)	101,510

Net decrease in cash and cash equivalents	(17,745)	(9,605)
Cash and cash equivalents at beginning of period	66,774	76,004
Cash and cash equivalents at end of period	$49,029	$66,399

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$28,865	$31,044
Income taxes paid	7,500	5,425

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$5,428	$3,484
5% stock dividend	13,527	14,246
Adjustment to pension liability	(682)	(262)
Unsettled trades to purchase securities	(61,913)	(17,874)
Unsettled trades to sell securities	–	725
Unsettled issuances of brokered CDs	9,900	–

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

The consolidated balance sheet as of June 30, 2009, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2009 and 2008 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.  We have evaluated subsequent events for potential recognition and or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2009	2008	2009	2008
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$9,377	$8,531	$23,522	$14,077

Basic weighted-average shares outstanding	14,866	14,537	14,808	14,517
Add: Stock options	133	364	174	368
Diluted weighted-average shares outstanding	14,999	14,901	14,982	14,885

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.63	$0.59	$1.59	$0.97

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.62	$0.57	$1.57	$0.94

For the three and six month periods ended June 30, 2009 and 2008, there were no antidilutive options.

3.  Comprehensive Income(Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$22,860	$(8,001)	$14,859
Non credit portion of other-than-temporary temporary impairment losses on the AFS securities	(4,190)	1,467	(2,723)
Less: reclassification adjustment for gains
included in net income	19,707	(6,897)	12,810
Less: other-than-temporary impairment charges on AFS securities included in net income	(1,437)	503	(934)
Net unrealized gains on securities	400	(140)	260
Change in pension plans	682	(238)	444
Other comprehensive income	$1,082	$(378)	$704

	Three Months Ended June 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$1,894	$(662)	$1,232
Less: reclassification adjustment for gains
included in net income	5,911	(2,068)	3,843
Less: other-than-temporary impairment charges on AFS securities included in net income	(537)	188	(349)
Net unrealized losses on securities	(3,480)	1,218	(2,262)
Change in pension plans	361	(126)	235
Other comprehensive loss	$(3,119)	$1,092	$(2,027)

	Six Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$1,337	$(511)	$826
Less: reclassification adjustment for gains
included in net income	5,752	(2,013)	3,739
Net unrealized losses on securities	(4,415)	1,502	(2,913)
Change in pension plans	262	23	285
Other comprehensive loss	$(4,153)	$1,525	$(2,628)

	Three Months Ended June 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(9,626)	$3,369	$(6,257)
Less: reclassification adjustment for gains
included in net income	3,660	(1,281)	2,379
Net unrealized losses on securities	(13,286)	4,650	(8,636)
Change in pension plans	141	(49)	92
Other comprehensive loss	$(13,145)	$4,601	$(8,544)

4. Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2009 and December 31, 2008, are reflected in the tables below (in thousands):
	June 30, 2009
			Gross Unrealized Losses
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	OTTI	Other	Estimated Market Value
Investment Securities:
U.S. Treasury	$4,936	$17	$–	$–	$4,953
Government-Sponsored Enterprise Debentures	14,326	–	–	206	14,120
State and Political Subdivisions	197,878	1,373	–	2,694	196,557
Other Stocks and Bonds	5,274	296	4,190	141	1,239
Mortgage-backed Securities:
U.S. Government Agencies	98,824	3,448	–	–	102,272
Government-Sponsored Enterprises	925,807	24,395	–	156	950,046
Total	$1,247,045	$29,529	$4,190	$3,197	$1,269,187

	June 30, 2009
			Gross Unrealized Losses
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	OTTI	Other	Estimated Market Value
Investment Securities:
State and Political Subdivisions	$1,014	$35	$–	$–	$1,049
Other Stocks and Bonds	479	7	–	–	486
Mortgage-backed Securities:
U.S. Government Agencies	19,357	463	–	–	19,820
Government-Sponsored Enterprises	221,347	3,969	–	45	225,271
Total	$242,197	$4,474	$–	$45	$246,626

	December 31, 2008
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$5,008	$23	$–	$5,031
Government-Sponsored Enterprise Debentures	60,325	227	1	60,551
State and Political Subdivisions	203,052	10,154	1,612	211,594
Other Stocks and Bonds	6,711	–	5,509	1,202
Mortgage-backed Securities:
U.S. Government Agencies	166,123	2,405	229	168,299
Government-Sponsored Enterprises	841,737	17,984	1,507	858,214
Total	$1,282,956	$30,793	$8,858	$1,304,891

	December 31, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$478	$9	$–	$487
Mortgage-backed Securities:
U.S. Government Agencies	22,778	300	–	23,078
Government-Sponsored Enterprises	134,509	1,890	26	136,373
Total	$157,765	$2,199	$26	$159,938

The following table represents the unrealized loss on securities for the six months ended June 30, 2009 and year ended December 31, 2008 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2009:

Available for Sale
Government-Sponsored Enterprise Debentures	$14,120	$206	$–	$–	$14,120	$206
State and Political Subdivisions	80,256	2,221	5,876	473	86,132	2,694
Other Stocks and Bonds	–	–	1,239	4,331	1,239	4,331
Mortgage-Backed Securities	75,678	128	2,848	28	78,526	156
Total	$170,054	$2,555	$9,963	$4,832	$180,017	$7,387

Held to Maturity
Mortgage-Backed Securities	$4,538	$45	$–	$–	$4,538	$45
Total	$4,538	$45	$–	$–	$4,538	$45

As of December 31, 2008:

Available for Sale
Government-Sponsored Enterprise Debentures	$29,999	$1	$–	$–	$29,999	$1
State and Political Subdivisions	45,686	1,496	1,193	116	46,879	1,612
Other Stocks and Bonds	253	89	949	5,420	1,202	5,509
Mortgage-Backed Securities	116,616	1,517	17,174	219	133,790	1,736
Total	$192,554	$3,103	$19,316	$5,755	$211,870	$8,858

Held to Maturity
Mortgage-Backed Securities	$1,212	$1	$4,540	$25	$5,752	$26
Total	$1,212	$1	$4,540	$25	$5,752	$26

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2009 we have, in Available for Sale (“AFS”) Other Stocks and Bonds, $4.6 million cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2009 for the TRUPs is approximately $669,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2009 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with the new Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS 115-2 and SFAS 124-2,

“Recognition and Presentation of Other-Than-Temporary Impairments,” was estimated at $1.4 million at June 30, 2009 and the non credit charge to other comprehensive income was estimated at $3.9 million.  Therefore, the carrying amount of the TRUPs was written down with $1.4 million recognized in earnings as of June 30, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$316	$1,684	$206	C1	Ca
2	2,000	50	1,950	274	B1	Ca
3	2,000	1,071	929	189	B2	Ca
	$6,000	$1,437	$4,563	$669

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income.

	Six Months Ended June 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$–	$–	$–
Charges on securities for which other-than-temporary impairment charges were not previously recognized	1,437	4,190	5,627
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$1,437	$4,190	$5,627

	Three Months Ended June 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$900	$4,727	$5,627
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	537	(537)	–
Balance, end of the period	$1,437	$4,190	$5,627

There were no securities transferred from AFS to Held to Maturity (“HTM”) during the six months ended June 30, 2009 and 2008.  There were no sales from the HTM portfolio during the six months ended June 30, 2009 or 2008.  There were $242.2 million of securities classified as HTM for the six months ended June 30, 2009 compared to $157.8 million of securities classified as HTM for the year ended December 31, 2008.

Of the $19.7 million in net securities gains from the AFS portfolio for the six months ended June 30, 2009, there were $19.8 million in realized gains and $99,000 in realized losses.  Of the $5.8 million in net securities gains from the AFS portfolio for the six months ended June 30, 2008, there were $5.9 million in realized gains and $53,000 in realized losses.

The amortized cost and fair value of securities at June 30, 2009 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2009
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$8,559	$8,629
Due after one year through five years	9,135	9,388
Due after five years through ten years	22,829	23,115
Due after ten years	181,891	175,737
	222,414	216,869
Mortgage-backed securities	1,024,631	1,052,318
Total	$1,247,045	$1,269,187

	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	479	486
Due after ten years	1,014	1,049
	1,493	1,535
Mortgage-backed securities	240,704	245,091
Total	$242,197	$246,626

Investment and mortgage-backed securities with book values of $858.2 million at June 30, 2009 and $952.6 million at December 31, 2008 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	June 30,	December 31,
	2009	2008
Real Estate Loans:
Construction	$100,012	$120,153
1-4 Family Residential	235,365	238,693
Other	193,167	184,629
Commercial Loans	164,965	165,558
Municipal Loans	139,483	134,986
Loans to Individuals	183,975	178,530
Total Loans	$1,016,967	$1,022,549

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2009	2008	2009	2008
Allowance for Loan Losses:

Balance at beginning of period	$17,432	$10,611	$16,112	$9,753
Provision for loan losses	3,417	2,947	7,007	5,186
Loans charged off	(2,465)	(2,542)	(5,169)	(4,400)
Recoveries of loans charged off	420	511	854	988
Balance at end of period	$18,804	$11,527	$18,804	$11,527

Reserve for Unfunded Loan Commitments:

Balance at beginning of period	$7	$70	$7	$50
Provision for gains (losses) on unfunded loan commitments	2	(64)	2	(44)
Balance at end of period	$9	$6	$9	$6

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at both June 30, 2009 and December 31, 2008.

We measured our goodwill for impairment at December 31, 2008.  As a result of merging FWNB into Southside Bank in the third quarter of 2008, we have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2008, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of June 30, 2009, there were no trigger events to warrant an updated impairment analysis.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to ten years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

June 30, 2009
Core deposits	$2,047	$(767)	$1,280
	$2,047	$(767)	$1,280

December 31, 2008
Core deposits	$2,047	$(568)	$1,479
	$2,047	$(568)	$1,479

For the three and six months ended June 30, 2009, amortization expense related to intangible assets totaled $97,000 and $199,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2009 is as follows (in thousands):

Remainder of 2009	$184
2010	319
2011	255
2012	198
2013	146
Thereafter	178
$1,280

7. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$609,838	$655,489

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$670,149	$715,800

(1)	At June 30, 2009, the weighted average cost of these advances was 3.60%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.5375% through September 29, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.46125% through August 23, 2009 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Service cost	$638	$620	$54	$43
Interest cost	1,285	1,212	136	114
Expected return on assets	(1,439)	(1,495)	–	–
Net loss recognition	600	208	104	76
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$1,063	$524	$293	$232

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Service cost	$299	$293	$31	$28
Interest cost	644	594	76	69
Expected return on assets	(761)	(763)	–	–
Net loss recognition	307	95	65	57
Prior service credit amortization	(11)	(11)	–	–
Net periodic benefit cost	$478	$208	$172	$154

Employer Contributions.   We previously disclosed in our financial statements for the year ended December 31, 2008, that we expected to contribute $6.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2009.  As of June 30, 2009, we had contributed $3.0 million to our defined benefit plan and $40,000 to our post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of June 30, 2009 and 2008, there were no nonvested shares.  For the six months ended June 30, 2009, there was no stock-based compensation expense. For the six months ended June 30, 2008, we recorded approximately $7,000 of stock-based compensation expense.  As of June 30, 2009 and 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our outstanding stock options as of June 30, 2009 and the changes during the six months ended June 30, 2009 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	333,473	$5.16	–	–
Exercised	(176,447)	$5.12	–	–
Cancelled	–	$–	–	–
Outstanding at June 30, 2009	157,026	$5.20	1.34	$2,767
Exercisable at June 30, 2009	157,026	$5.20	1.34	$2,767

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the six months ended June 30, 2009 and 2008 were $2.0 million and $1.2 million, respectively.

Cash received from stock option exercises for the six months ended June 30, 2009 and 2008 was $473,000 and $342,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $419,000 and $145,000 for the six months ended June 30, 2009 and 2008, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), a stock-based incentive compensation plan.  A total of 1,000,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of June 30, 2009, no awards had been granted under this plan.

10.  Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  157, "Fair Value Measurements," for financial assets. In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157," we delayed application of SFAS 157 for non-financial assets, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. SFAS 157-3 became effective for our interim financial statements as of September 30, 2008 and did not significantly impact the methods by which we determine the fair value of our financial assets at June 30, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value measurement when the market for an asset is not active is to find the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  We adopted the provisions of FSP 157-4 during the first quarter of 2009. The adoption of FSP SFAS 157-4 did not have a material impact on our consolidated financial statements at June 30, 2009.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 also requires an entity to consider all aspects of nonperforming risk, including the entity’s own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities Available for Sale - Securities classified as available for sale primarily consist of U. S. Treasuries, government-sponsored enterprise debentures, mortgage-backed securities, municipal bonds, and, to a lesser extent, TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements, where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows using observable inputs to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions and discount rates.

Certain financial assets are measured at fair value on a potentially recurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At June 30, 2009, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2009, the impact of loans with specific reserves based on the fair value of the collateral were reflected in our allowance for loan losses.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets (such as real estate owned) that are measured at fair value in the event of an impairment. The framework prescribed by SFAS 157 became applicable to these fair value measurements beginning January 1, 2009.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,953	$–	$–	$4,953
Government-Sponsored Enterprise Debentures	–	14,120	–	14,120
State and Political Subdivisions	–	196,557	–	196,557
Other Stocks and Bonds	570	–	669	1,239
Mortgage-backed Securities:
U.S. Government Agencies	–	102,272	–	102,272
Government-Sponsored Enterprise	–	950,046	–	950,046
Total	$5,523	$1,262,995	$669	$1,269,187

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$5,031	$–	$–	$5,031
Government-Sponsored Enterprise Debentures	–	60,551	–	60,551
State and Political Subdivisions	–	211,594	–	211,594
Other Stocks and Bonds	556	–	646	1,202
Mortgage-backed Securities:
U.S. Government Agencies	–	168,299	–	168,299
Government-Sponsored Enterprise	–	858,214	–	858,214
Total	$5,587	$1,298,658	$646	$1,304,891

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Six Months Ended June 30,
	2009	2008
Other Stocks and Bonds

Balance at Beginning of Period	$646	$5,541

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,437)	–
Included in other comprehensive income (loss)	1,460	(208)
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$669	$5,333

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,437)	$–

	Three Months Ended June 30,
	2009	2008
Other Stocks and Bonds

Balance at Beginning of Period	$373	$5,278

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(537)	–
Included in other comprehensive income (loss)	833	55
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$669	$5,333

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(537)	$–

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:

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

Loans receivable - For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets' fair value.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

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

Long-term debt - The carrying amount for floating long-term debt is a reasonable estimate of the debt’s fair value due to the fact the debt floats based on LIBOR and resets quarterly.  The carrying amount for the fixed rate long-term debt is estimated by discounting future cash flows using rates at which fixed rate long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At June 30, 2009		At December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$49,029	$49,029	$66,774	$66,774
Investment securities:
Available for sale, at estimated fair value	216,869	216,869	278,378	278,378
Held to maturity, at cost	1,493	1,535	478	487
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,052,318	1,052,318	1,026,513	1,026,513
Held to maturity, at cost	240,704	245,091	157,287	159,451
Federal Home Loan Bank stock and other investments, at cost	41,540	41,540	41,476	41,476
Loans, net of allowance for loan losses	998,163	1,026,442	1,006,437	1,023,794
Loans held for sale	6,069	6,069	511	511

Financial liabilities:
Retail deposits	$1,696,535	$1,703,578	$1,556,131	$1,564,369
Federal funds purchased and repurchase agreements	20,391	20,391	10,629	10,629
FHLB advances	690,350	709,615	884,874	916,344
Long-term debt	60,311	43,237	60,311	36,118

As discussed earlier, the fair value estimate of financial instruments for which quoted market prices are unavailable is dependent upon the assumptions used.  Consequently, those estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented in the above fair value table do not necessarily represent their underlying value.

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at June 30, 2009 or December 31, 2008.

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  We adopted SFAS 160 on January 1, 2009 and it did not have a material impact on our consolidated financial statements.

SFAS No. 165, “Subsequent Events.” SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for our financial statements for periods ending after June 15, 2009.  The adoption did not have a material impact on our consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a material impact on our consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for our financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a material impact on our consolidated financial statements.

FASB Staff Positions

FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  On December 11, 2008 the FASB issued FSP 140-4 and FIN 46(R)-8, which requires additional disclosure regarding transfers of financial assets and variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 became effective for the first interim or annual reporting period ending after December 15, 2008. We do not securitize our loans or other financial assets therefore, the portion of FSP in relation to FAS 140-4 did not have a material impact on our consolidated financial statements.  We included additional disclosure in relation to our variable interest entity in our consolidated financial statements.  We adopted FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008.  The adoption did not have a material impact on our consolidated financial statements.

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

FSP EITF 99-20-1, "Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.”  On January 12, 2009, the FASB issued FSP EITF 99-20-1.  FSP EITF 99-20-1 changed the guidance for the determination of whether an impairment of certain non-investment grade, beneficial interests in securitized financial assets is considered other-than-temporary. The adoption of FSP EITF 99-20-1, effective December 31, 2008, was applied and considered during management's other-than-temporary impairment analysis and conclusion.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. We adopted the provisions of FSP SFAS 157-4 during the first quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 was applied and considered during management’s other-than-temporary impairment analysis and conclusion.  The impact of this adoption as compared to the previous basis had a significant effect on our consolidated financial statements since the amount of the non-credit portion related to other-than-temporary impaired securities of approximately $4.7 million would have been recognized in our income statement as opposed to our statement of equity.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in our interim financial statements for the second quarter of 2009.

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

12.  Off-Balance-Sheet Arrangements, Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet-Risk. In the normal course of business, we are a party to certain financial instruments, with off-balance-sheet risk, to meet the financing needs of our customers.  These off-balance-sheet instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the financial statements.  The contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.  Commitments generally have fixed expiration dates and may require payment of fees.  Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These guarantees are issued primarily to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We had outstanding unused commitments to extend credit of $129.7 million and $145.7 million at June 30, 2009 and 2008, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2009 and 2008 were $10.0 million and $8.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.2 million and $4.9 million at June 30, 2009 and 2008, respectively.

The scheduled maturities of unused commitments as of June 30, 2009 and 2008 were as follows (in thousands):

	June 30,
	2009	2008
Unused commitments:
Due in one year or less	$75,129	$84,096
Due after one year	54,556	61,578
Total	$129,685	$145,674

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, and/or property, plant and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $61.9 million of unsettled trades to purchase and no unsettled trades to sell securities at June 30, 2009.  At December 31, 2008, there were no unsettled trades to purchase and no unsettled trades to sell securities.

Deposits. There were $9.9 million of unsettled issuances of brokered CDs at June 30, 2009.  At December 31, 2008, there were no unsettled issuances of brokered CDs.

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

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, SFG was formed and is considered a VIE in accordance with FIN 46 (R).  Venue has 50% ownership rights and 51% voting rights in SFG based on its investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank in accordance with FIN 46 (R).

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of June 30, 2009, the total of SFG’s automobile loan portfolios was approximately $82.2 million.  Southside Bank is the sole provider of financing for SFG.  As of June 30, 2009, Southside Bank had extended credit of $78.1 million to finance SFG’s activities.

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

We reported an increase in net income for the three and six months ended June 30, 2009 compared to the same periods in 2008.  Net income for the three and six months ended June 30, 2009 was $9.4 million and $23.5 million, respectively, compared to $8.5 million and $14.1 million, respectively, for the same periods in 2008.

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

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
•	adverse changes in the credit portfolio of other U. S. financial institutions relative to the performance of certain of our investment securities;
•	impact of future legislation and increases in depositors insurance premiums due to Federal Deposit Insurance Corporation (“FDIC”) regulation changes;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	increases in the Company’s non-performing assets;
•	the Company’s ability to maintain adequate liquidity to fund its operations and growth;
•	failure of assumptions underlying allowance for loan losses and other estimates;
•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;
•	changes impacting our leverage strategy;
•	our ability to monitor interest rate risk;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;
•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices;
•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and
•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

Allowance for Losses on Loans.  The allowance for losses on loans represents our best estimate of probable losses inherent in the existing loan portfolio.  The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries.  The provision for losses on loans is determined based on our assessment of several factors:  reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

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

As of June 30, 2009, our review of the loan portfolio indicated that a loan loss allowance of $18.8 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at June 30, 2009, the valuation inputs for our available for sale (“AFS”) TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at June 30, 2009 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value will no longer be clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs in accordance with SFAS 157.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or HTM are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include:  whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; our intent not to sell and that it is not more likely than not that we would be required to sell the security before the anticipated recovery of its amortized cost basis; and the financial condition and near-term prospects of the issuer.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2009 we have, in AFS Other Stocks and Bonds, $4.6 million cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2009 for the TRUPs is approximately $669,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2009 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the new FASB Staff Position, SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was estimated at $1.4 million at June 30, 2009 and the non credit charge to other comprehensive income was estimated at $3.9 million.  Therefore, the carrying amount of the TRUPs was written down with $1.4 million recognized in earnings as of June 30, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Goodwill.  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are tested for impairment annually or if an event occurred or circumstances changed that more likely than not reduced the fair value of the reporting unit.

The annual impairment analysis of goodwill included identification of reporting units, the determination of the carrying value of each reporting unit and the estimation of the fair value of each reporting unit.  We tested for impairment of goodwill as of December 31, 2008. Step one of the impairment test involves comparing the fair value of the reporting unit to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required.  If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.  At December 31, 2008, the fair value of the reporting unit exceeded the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of June 30, 2009, there were no trigger events to warrant an updated impairment analysis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2009, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.10%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2009 and 2008, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Balance Sheet and Leverage Strategy

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered certificates of deposit (“CDs”). These funds are invested primarily in U. S. Agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U. S. Agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U. S. Agency mortgage-backed securities and to a lesser extent municipal securities has resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, and as of June 30, 2009, assets had grown from $1.8 billion at June 30, 2007 to $2.7 billion.  Asset growth during this period included $152.3 million due to the acquisition of FWBS in October of 2007, $142.6 million in loan growth (including Southside Financial Group “SFG”) and a $609.3 million increase in the securities portfolio.  Funding for these earning assets was accomplished through an increase in deposits (net of brokered CDs) of $433.9 million, $100.9 million of which were due to the acquisition of FWBS, an increase in wholesale funding of $287.4 million and an increase in capital of $105.3 million (including trust preferred securities).

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended June 30, 2009, as mortgage spreads tightened in the face of increasing U.S. Treasury interest rates, we repositioned a portion of the mortgage-backed securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk.  The resulting gains on the sale of securities may not be repeated in future quarters.    Later in the quarter, as U.S. Treasury interest rates increased further, we were able to replace a portion of those assets with a combination of U.S. Agency mortgage-backed securities and municipal bonds.  The net result was a slight decrease of $4.6 million in our investment and U.S. Agency mortgage-backed securities to $1.51 billion at June 30, 2009, from $1.52 billion at March 31, 2009.  At June 30, 2009, securities as a percentage of assets increased to 56.6%, when compared to 56.4% at March 31, 2009.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at June 30, 2009 decreased 7.1%, or $52.6 million, to $690.4 million from $742.9 million at March 31, 2009 primarily as a result of an increase in deposits.  As of June 30, 2009 we had $49.7 million in brokered CDs of which approximately $39.7 million are long-term. $29.7 million of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   During 2008, we replaced long-term callable brokered CDs with long-term FHLB advances.  During the first six months of 2009, a decrease in FHLB borrowings, coupled with the overall growth in deposits, net of brokered deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 44.9% at June 30, 2009, from 61.0% at December 31, 2008.

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

Net interest income for the six months ended June 30, 2009 was $44.7 million, an increase of $11.4 million, or 34.4%, compared to the same period in 2008.  The overall increase in net interest income was primarily the result of increases in interest income from tax exempt investment securities and mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by an increase in interest expense on long-term obligations.

During the six months ended June 30, 2009, total interest income increased $8.7 million, or 13.7%, to $72.4 million compared to $63.7 million for the same period in 2008.  The increase in total interest income was the result of an increase in average interest earning assets of $477.8 million, or 23.1%, from $2.1 billion to $2.5 billion, which more than offset the decrease in the average yield on average interest earning assets from 6.39% for the six months ended June 30, 2008 to 5.97% for the six months ended June 30, 2009.  Total interest expense decreased $2.7 million, or 8.9%, to $27.7 million during the six months ended June 30, 2009 as compared to $30.4 million during the same period in 2008.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2009, to 2.62% from 3.59% for the same period in 2008 while partially offset by an increase in average interest bearing liabilities of $428.5 million, or 25.1%, from $1.7 billion to $2.1 billion.

Net interest income increased during the three months ended June 30, 2009 when compared to the same period in 2008 as a result of increases in our average interest earning assets and net interest margin on average earning assets.  Our average interest earning assets increased $505.6 million, or 24.3%.  The decrease in the average yield on interest earning assets and interest bearing liabilities is a result of an overall decrease in interest rates compared to the same period in 2008.  For the three months ended June 30, 2009, our net interest spread increased to 3.33% from 3.06%, and our net interest margin increased to 3.73% from 3.65% when compared to the same period in 2008.

During the six months ended June 30, 2009, average loans increased $43.4 million, or 4.4% from $977.1 million to $1.0 billion, compared to the same period in 2008.  Automobile loans purchased through SFG and municipal loans originated represent the largest part of this increase.  The average yield on loans decreased from 7.65% for the six months ended June 30, 2008 to 7.43% for the six months ended June 30, 2009.  The slight increase in interest income on loans of $132,000, or 0.4%, to $36.2 million for the six months ended June 30, 2009, when compared to $36.1 million for the same period in 2008 was the result of an increase in average loans, which offset the decrease in the average yield.  The decrease in the yield on loans was due to the decrease in interest rates.  For the three months ended June 30, 2009, average loans increased $41.3 million, or 4.2%, to $1.0 billion, compared to $978.1 million for the same period in 2008.  The average yield on loans decreased from 7.54% for the three months ended June 30, 2008 to 7.32% for the three months ended June 30, 2009.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $394.0 million, or 37.4%, from $1.1 billion to $1.4 billion, for the six months ended June 30, 2009 when compared to the same period in 2008.  This increase was the result of securities purchased due to buying opportunities available throughout the year ended 2008 and during the first six months ended June 30, 2009.  The overall yield on average investment and mortgage-backed securities decreased to 5.22% during the six months ended June 30, 2009, from 5.32% during the same period in 2008.  Interest income on investment and mortgage-backed securities increased $8.9 million during the six months ended June 30, 2009, or 33.0%, compared to the same period in 2008 due to the increase in the average balance.  For the three months ended June 30, 2009, average investment and mortgage-backed securities increased $428.8 million, or 40.2%, to $1.5 billion, when compared to $1.1 billion for the same period in 2008.  The overall yield on average investment and mortgage-backed securities decreased to 4.98% during the three months ended June 30, 2009, from 5.26% during the same period in 2008.  Interest income from investment and mortgage-backed securities increased $4.2 million, or 30.8%, to $17.7 million for the three months ended June 30, 2009, compared to $13.6 million for the same period in 2008.  The decrease in the average yield primarily reflects increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  A return to lower long-term interest rate levels combined with lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments increased $14.8 million, or 55.2%, to $41.5 million, for the six months ended June 30, 2009, when compared to $26.7 million for the same period in 2008.  Interest income from our FHLB stock and other investments decreased $324,000, or 68.1%, during the six months ended June 30, 2009, when compared to the same period in 2008, due to the decrease in average yield from 3.58% for the three months ended June 30, 2008 compared to 0.74% for the same period in 2009, which more than offset the increase in the average balance.  For the three months ended June 30, 2009, average FHLB stock and other investments increased $13.0 million, or 45.8%, to $41.5 million, when compared to $28.5 million for the same period in 2008.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended June 30, 2009, interest income from FHLB stock and other investments decreased $166,000, or 77.6%, to $48,000, when compared to $214,000 for the same period in 2008 as a result of the decrease in the average yield from 3.02% in 2008 to 0.46% in 2009, which more than offset the increase in the average balance.

Average federal funds sold and other interest earning assets increased $24.6 million, or 376.2%, to $31.1 million, for the six months ended June 30, 2009, when compared to $6.5 million for 2008.  Interest income from federal funds sold and other interest earning assets decreased $11,000, or 12.1%, for the six months ended June 30, 2009, when compared to the same period in 2008, as a result of the decrease in the average yield from 2.80% in 2008 to 0.52% in 2009.  Average federal funds sold and other interest earning assets increased $20.1 million, or 441.2%, to $24.7 million, for the three months ended June 30, 2009, when compared to $4.6 million for the same period in 2008.  Interest income from federal funds sold and other interest earning assets increased $30,000, or 125.0%, for the three months ended June 30, 2009, when compared to the same period in 2008, as a result of the increase in the average balance while offset by a decrease in the average yield from 2.12% in 2008 to 0.88% in 2009.

During the six months ended June 30, 2009, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 56.9% during the six months ended June 30, 2009 compared to 51.0% during the same period in 2008, a direct result of securities purchases.  Average loans were 40.1% of average total interest earning assets and other interest earning asset categories averaged 3.0% for the six months ended June 30, 2009.  During 2008, the comparable mix was 47.3% in loans and 1.7% in the other interest earning asset categories.

Total interest expense decreased $2.7 million, or 8.9%, to $27.7 million during the six months ended June 30, 2009 as compared to $30.4 million during the same period in 2008.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 3.59% for 2008 to 2.62% for the six months ended June 30, 2009, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $428.5 million, or 25.1% primarily included an increase in deposits and FHLB advances.  For the three months ended June 30, 2009, total interest expense decreased $408,000, or 3.0%, to $13.3 million, compared to $13.7 million for the same period in 2008 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $463.4 million, or 27.2%, while the average yield decreased from 3.23% for the three months ended June 30, 2008 as compared to 2.46% for the three months ended June 30, 2009.

Average interest bearing deposits increased $162.3 million, or 14.8%, from $1.1 billion to $1.3 billion, while the average rate paid decreased from 3.42% for the six months ended June 30, 2008 to 1.93% for the six months ended June 30, 2009.  For the three months ended June 30, 2009, average interest bearing deposits increased $233.4 million, or 21.9%, to $1.3 billion, when compared to $1.1 billion for the same period in 2008 while the average rate paid decreased from 2.97% for the three month period ended June 30, 2008 to 1.76% for the three month period ended June 30, 2009.  Average time deposits increased $89.2 million, or 16.0%, from $558.1 million to $647.4 million while the average rate paid decreased 190 basis points for the six months ended June 30, 2009 as compared to 2008.  Average interest bearing demand deposits increased $64.8 million, or 13.4%, while the average rate paid decreased 114 basis points for the six months ended June 30, 2009 as compared to 2008.  Average savings deposits increased $8.2 million, or 14.7%, while the average rate paid decreased 49 basis points for the six months ended June 30, 2009 as compared to 2008.  Interest expense for interest bearing deposits for the six months ended June 30, 2009, decreased $6.6 million, or 35.3%, when compared to the same period in 2008 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $19.3 million, or 5.4%, during the six months ended June 30, 2009.  The latter three categories of deposits, which are considered the lowest cost deposits, comprised 60.5% of total average deposits during the six months ended June 30, 2009 compared to 61.7% during the same period in 2008.  The increase in our average total deposits is the result of overall bank growth, increases in public fund deposits and branch expansion.

During the six months ended June 30, 2009, we issued $10.0 million of short-term brokered CDs and $40 million of long-term brokered CDs; however, these new issues replaced $40.0 million of brokered CD’s that matured in the first half of 2009.  At June 30, 2009 and December 31, 2008, all of our brokered CDs had maturities of less than 61 months.  At June 30, 2009, we had $49.7 million in brokered CDs that represented 2.9% of deposits compared to $40.0 million, or 2.6% of deposits, at December 31, 2008.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $176.3 million, a decrease of $132.8 million, or 43.0%, for the six months ended June 30, 2009 when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $2.8 million, or 54.6%, and the average rate paid decreased 67 basis points to 2.67% for the six months ended June 30, 2009, when compared to 3.34% for the same period in 2008.  For the three months ended June 30, 2009, average short-term interest bearing liabilities decreased $63.1 million, or 24.4%, when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $669,000, or 36.4%, and the average rate paid decreased 46 basis points to 2.41% for the three month period ended June 30, 2009 when compared to 2.87% for the same period in 2008.  The decrease in the interest expense was due to a decrease in the average rate paid and the average balance of short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances increased $398.9 million, or 166.5%, during the six months ended June 30, 2009 to $638.4 million as compared to $239.5 million for the six months ended June 30, 2008.  The increase in the average long-term FHLB advances occurred primarily as a result of lower long-term rates during 2008 and the six months ended June 30, 2009, our decision to call outstanding long-term brokered CDs and replace them with long-term FHLB borrowings during 2008 and increased purchases of securities.  Interest expense associated with long-term FHLB advances increased $7.0 million, or 151.4%, while the average rate paid decreased 21 basis points to 3.65% for the six months ended June 30, 2009 when compared to 3.86% for the same period in 2008.  For the three months ended June 30, 2009, long-term interest bearing liabilities increased $293.1 million, or 91.0%, when compared to the same period in 2008.  Interest expense associated with long-term FHLB advances increased $2.5 million, or 84.3%, while the average rate paid decreased 14 basis points to 3.62% for the three months ended June 30, 2009 when compared to 3.76% for the same period in 2008.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the six months ended June 30, 2009 and 2008.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $94,000, or 9.8%, to $868,000 and $301,000, or 14.7% to $1.7 million for the three and six months ended June 30, 2009, respectively, when compared to $962,000 and $2.0 million for the same periods in 2008, respectively, as a result of the decrease in the average yield during the three and six months ended June 30, 2009 when compared to the same periods in 2008.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2009			June 30, 2008
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,020,544	$37,618	7.43%	$977,105	$37,188	7.65%
Loans Held For Sale	4,065	66	3.27%	3,055	70	4.61%
Securities:
Investment Securities (Taxable)(4)	55,279	608	2.22%	51,795	1,070	4.15%
Investment Securities (Tax-Exempt)(3)(4)	128,207	4,363	6.86%	86,750	2,833	6.57%
Mortgage-backed and Related Securities (4)	1,264,529	32,479	5.18%	915,471	23,993	5.27%
Total Securities	1,448,015	37,450	5.22%	1,054,016	27,896	5.32%
FHLB stock and other investments, at cost	41,499	152	0.74%	26,731	476	3.58%
Interest Earning Deposits	23,230	63	0.55%	1,129	20	3.56%
Federal Funds Sold	7,916	17	0.43%	5,412	71	2.64%
Total Interest Earning Assets	2,545,269	75,366	5.97%	2,067,448	65,721	6.39%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,025			45,858
Bank Premises and Equipment	44,005			39,964
Other Assets	108,677			87,214
Less: Allowance for Loan Loss	(16,981)			(10,189)
Total Assets	$2,725,995			$2,230,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$64,198	253	0.79%	$55,961	357	1.28%
Time Deposits	647,380	8,598	2.68%	558,133	12,701	4.58%
Interest Bearing Demand Deposits	547,011	3,207	1.18%	482,170	5,565	2.32%
Total Interest Bearing Deposits	1,258,589	12,058	1.93%	1,096,264	18,623	3.42%
Short-term Interest Bearing Liabilities	176,288	2,335	2.67%	309,044	5,139	3.34%
Long-term Interest Bearing Liabilities – FHLB Dallas	638,426	11,556	3.65%	239,541	4,597	3.86%
Long-term Debt (5)	60,311	1,746	5.84%	60,311	2,047	6.83%
Total Interest Bearing Liabilities	2,133,614	27,695	2.62%	1,705,160	30,406	3.59%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	379,416			360,125
Other Liabilities	36,519			23,324
Total Liabilities	2,549,549			2,088,609

SHAREHOLDERS’ EQUITY (6)	176,446			141,686
Total Liabilities and Shareholders’ Equity	$2,725,995			$2,230,295
NET INTEREST INCOME		$47,671			$35,315
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.78%			3.44%
NET INTEREST SPREAD			3.35%			2.80%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,489 and $1,195 for the six months ended June 30, 2009 and 2008, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,490 and $855 for the six months ended June 30, 2009 and 2008, respectively.
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
(6)  Includes average equity of noncontrolling interest of $772 and $576 for the six months ended June 30, 2009 and 2008, respectively.

Note: As of June 30, 2009 and 2008, loans totaling $13,491 and $5,807, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2009			June 30, 2008
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,019,367	$18,600	7.32%	$978,109	$18,333	7.54%
Loans Held For Sale	5,605	48	3.43%	3,262	39	4.81%
Securities:
Investment Securities (Taxable)(4)	46,310	289	2.50%	42,475	390	3.69%
Investment Securities (Tax-Exempt)(3)(4)	129,863	2,197	6.79%	96,548	1,543	6.43%
Mortgage-backed and Related Securities (4)	1,319,194	16,075	4.89%	927,506	12,020	5.21%
Total Securities	1,495,367	18,561	4.98%	1,066,529	13,953	5.26%
FHLB stock and other investments, at cost	41,522	48	0.46%	28,478	214	3.02%
Interest Earning Deposits	24,521	53	0.87%	725	5	2.77%
Federal Funds Sold	176	1	2.28%	3,838	19	1.99%
Total Interest Earning Assets	2,586,558	37,311	5.79%	2,080,941	32,563	6.29%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,171			43,634
Bank Premises and Equipment	44,835			39,938
Other Assets	117,500			85,635
Less: Allowance for Loan Loss	(17,774)			(10,358)
Total Assets	$2,773,290			$2,239,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$66,100	116	0.70%	$57,996	185	1.28%
Time Deposits	677,871	4,093	2.42%	518,324	5,219	4.05%
Interest Bearing Demand Deposits	553,824	1,477	1.07%	488,099	2,464	2.03%
Total Interest Bearing Deposits	1,297,795	5,686	1.76%	1,064,419	7,868	2.97%
Short-term Interest Bearing Liabilities	195,027	1,170	2.41%	258,078	1,839	2.87%
Long-term Interest Bearing Liabilities – FHLB Dallas	615,087	5,548	3.62%	321,995	3,011	3.76%
Long-term Debt (5)	60,311	868	5.77%	60,311	962	6.42%
Total Interest Bearing Liabilities	2,168,220	13,272	2.46%	1,704,803	13,680	3.23%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	384,551			368,564
Other Liabilities	38,435			21,908
Total Liabilities	2,591,206			2,095,275

SHAREHOLDERS’ EQUITY (6)	182,084			144,515
Total Liabilities and Shareholders’ Equity	$2,773,290			$2,239,790
NET INTEREST INCOME		$24,039			$18,883
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.73%			3.65%
NET INTEREST SPREAD			3.33%			3.06%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $766 and $605 for the three months ended June 30, 2009 and 2008, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $818 and $383 for the three months ended June 30, 2009 and 2008, respectively.
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
(6)  Includes average equity of noncontrolling interest of $605 and $472 for the three months ended June 30, 2009 and 2008, respectively.

Note: As of June 30, 2009 and 2008, loans totaling $13,491 and $5,807, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $31.3 million for the six months ended June 30, 2009 compared to $20.0 million for the same period in 2008, an increase of $11.3 million, or 56.6%.  For the three months ended June 30, 2009, noninterest income was $12.4 million, compared to $11.3 million for the same period in 2008, an increase of $1.1 million, or 9.8%.  During the six months ended June 30, 2009, we had gains on sale of AFS securities, net of impairment charges of $18.3 million compared to gains of $5.8 million for the same period in 2008.  Gains on AFS securities, net of impairment charges for the three months ended June 30, 2009 were $5.4 million compared to $3.7 million for the same period in 2008.  The market value of the AFS securities portfolio at June 30, 2009 was $1.3 billion with a net unrealized gain on that date of $22.1 million.  The net unrealized gain is comprised of $29.2 million in unrealized gains and $7.1 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2009 was $246.6 million with a net unrealized gain on that date of $4.4 million.  The net unrealized gain is comprised of $4.5 million in unrealized gains and $45,000 in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio.  During the three months ended March 31, 2009, we sold specific lower coupon mortgage-backed securities where the risk reward profile had changed and replaced them with higher coupon mortgage-backed securities that potentially could perform better as the housing market deteriorates.  In addition, municipal securities purchased during a period of tremendous volatility in 2008 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  This led to abnormally high security gains that are unlikely to be repeated in future quarters.  A lesser amount of specific higher coupon mortgage-backed securities were sold due to prepayment concerns due to the collateral characteristics and the risk reward profile based on price.  In addition, during the three months ended June 30, 2009, as mortgage spreads tightened in the face of increasing U.S. Treasury interest rates, we repositioned a portion of the mortgage-backed securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk.  The level of security gains during the first six months ended June 30, 2009, are unlikely to be repeated in future quarters.

Deposit services income decreased $250,000, or 5.4%, and $632,000, or 7.0%, for the three and six months ended June 30, 2009, respectively, when compared to the same period in 2008, primarily as a result of decreases in overdraft and NSF fee income.

Gain on sale of loans decreased $300,000, or 35.4%, and $430,000, or 32.8%, for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008.  This is a result of a decrease in the amount of loans sold during the six months ended June 30, 2009 when compared to the same period in 2008 which included the sale of selected loans from a pool of automobile loans purchased by SFG at a gain of $100,000 during the first quarter of 2008.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $18.3 million and $34.8 million for the three and six months ended June 30, 2009, respectively, compared to $14.3 million and $28.6 million for the same periods in 2008, respectively, representing increases of $4.0 million, or 27.6%, and $6.2 million, or 21.5%, respectively.

Salaries and employee benefits expense increased $1.7 million, or 18.8%, and $3.4 million, or 19.6%, during the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008.  Direct salary expense and payroll taxes increased $1.1 million, or 14.1%, and $2.5 million, or 16.5%, during the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008.  The increase for the three and six months ended June 30, 2009, was primarily the result of increases in personnel associated with our overall growth and expansion, including SFG, an increase in retirement expense and normal salary increases for existing personnel.

Retirement expense, included in salary and benefits, increased $176,000, or 31.2%, and $526,000, or 52.0%, for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008.  The increases were related to increases to the defined benefit plan related primarily to the changes in the actuarial assumptions used to determine net periodic pension costs for 2009 when compared to 2008.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate was decreased to 6.10%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $416,000, or 59.4%, and $425,000, or 28.6%, for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008 due to increased health plan administrative cost for the comparative period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2009.

Equipment expense increased $85,000, or 25.8%, and $148,000, or 23.1%, for the three and six months ended June 30, 2009, respectively, when compared to the same periods in 2008 as a result of increases on equipment service contracts and bank growth.

ATM and debit card expense increased $57,000, or 18.8%, and $68,000, or 11.5%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to overall growth in Southside’s customer usage.

Director fees increased $19,000, or 12.9%, and $21,000, or 7.2%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to additional meetings and additional number of directors attending committee meetings during the comparable periods.

Professional fees increased $102,000, or 28.9%, and $298,000, or 37.9%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of increases in legal fees.

Telephone and communications increased $106,000, or 41.2%, and $129,000, or 25.0%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to bank growth.

FDIC insurance increased $1.7 million, or 729.7%, and $2.0 million, or 425.9% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The increases were due to the FDIC finalizing a rule in December 2008 that raised the then-current assessment rates uniformly by 7 basis points for the 2009 assessment as well as a special second quarter assessment of approximately $1.3 million.  The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  The increases were also partly related to the additional 10 basis point assessment paid during 2009 on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2009 was $13.1 million and $34.2 million, respectively, compared to $11.9 million and $19.4 million, respectively, for the same periods in 2008.

Income tax expense was $3.3 million and $9.4 million, respectively, for the three and six months ended June 30, 2009, compared to $3.2 million and $5.2 million, respectively, for the three and six months ended June 30, 2008.  The effective tax rate as a percentage of pre-tax income was 24.8%, and 27.5% for the three and six months ended June 30, 2009, compared to 27.1%, and 26.5%, for the three and six months ended June 30, 2008.  The increase in the effective tax rate and income tax expense for the six months ended June 30, 2009 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2008.

Capital Resources

Our total shareholders' equity at June 30, 2009, was $182.3 million, representing an increase of $21.7 million from December 31, 2008, and represented 6.6% of total assets at June 30, 2009 compared to 5.9% of total assets at December 31, 2008.

Increases to our shareholders’ equity consisted of net income of $23.5 million, the issuance of $1.4 million in common stock (191,440 shares) through our incentive stock option and dividend reinvestment plans, with an increase in accumulated other comprehensive income of $704,000, which was partially offset by $3.9 million in dividends paid.

On April 9, 2009, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 28, 2009, and payable on May 14, 2009.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of June 30, 2009, we met all capital adequacy requirements to which we were subject.

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

It is management's intention to maintain our capital at a level acceptable to all regulatory authorities and future dividend payments will be determined accordingly.  Regulatory authorities require that any dividend payments made by either us or the Bank, not exceed earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends is at the discretion of our board of directors and will depend upon future earnings, our financial condition, and other related factors.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:	(dollars in thousands)
Total Capital (to Risk Weighted Assets)
Consolidated	$234,026	18.76%	$99,812	8.00%	N/A	N/A
Bank Only	$223,798	17.94%	$99,810	8.00%	$124,763	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$218,312	17.50%	$49,906	4.00%	N/A	N/A
Bank Only	$208,084	16.68%	$49,905	4.00%	$74,858	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$218,312	8.01%	$109,011	4.00%	N/A	N/A
Bank Only	$208,084	7.64%	$108,934	4.00%	$136,168	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2009, these investments were 17.0% of total assets, as compared with 17.4% for June 30, 2008.  During 2008, we sold lower coupon mortgage-backed securities and purchased higher coupon mortgage-backed securities where the assumed prepayments are greater.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2009.  At June 30, 2009, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $238.1 million, net of FHLB stock purchases required.

Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.  The ALCO closely monitors various liquidity ratios, interest rate spreads and margins.  The ALCO performs interest rate simulation tests that apply various interest rate scenarios including immediate shocks and market value of portfolio equity (“MVPE”) with interest rates immediately shocked plus and minus 200 basis points to assist in determining our overall interest rate risk and adequacy of the liquidity position.  In addition, the ALCO utilizes a simulation model to determine the impact on net interest income of several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2009, the SFG loans totaled approximately $82.2 million.  We look forward to the possibility that our loan growth will continue to accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of June 30, 2009 increased $38.7 million, or 4.0%, and the average loan balance was up $43.4 million, or 4.4%, when compared to the same period in 2008.

Our market areas have not, to date, experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced.  However, we have strengthened our underwriting standards, especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	June 30,	December 31,	June 30,
	2009	2008	2008
	(in thousands)
Real Estate Loans:
Construction	$100,012	$120,153	$104,260
1-4 Family Residential	235,365	238,693	240,238
Other	193,167	184,629	195,843
Commercial Loans	164,965	165,558	167,963
Municipal Loans	139,483	134,986	120,194
Loans to Individuals	183,975	178,530	149,771
Total Loans	$1,016,967	$1,022,549	$978,269

Municipal loans increased $4.5 million, or 3.3%, to $139.5 million for the six month period ended June 30, 2009 from $135.0 million at December 31, 2008, and $19.3 million, or 16.0%, from $120.2 million at June 30, 2008.  Loans to individuals, which includes SFG loans, increased $5.4 million, or 3.0%, to $184.0 million for the six month period ended June 30, 2009 from $178.5 million at December 31, 2008, and $34.2 million, or 22.8%, from $149.8 million at June 30, 2008, primarily as a result of pools of automobile loans purchased by SFG.

Our 1-4 family residential mortgage loans decreased $3.3 million, or 1.4%, to $235.4 million for the six month period ended June 30, 2009 from $238.7 million at December 31, 2008, and $4.9 million, or 2.0%, from $240.2 million at June 30, 2008 due to the current economy.  Commercial loans decreased $593,000, or 0.4%, to $165.0 million for the six month period ended June 30, 2009 from $165.6 million at December 31, 2008, and $3.0 million, or 1.8%, from $168.0 million at June 30, 2008.  Construction loans decreased $20.1 million, or 16.8%, to $100.0 million for the six month period ended June 30, 2009 from $120.2 million at December 31, 2008, and $4.2 million, or 4.1%, from $104.3 million at June 30, 2008, primarily as a result of construction loans transferred to permanent loans and loans transferred into the other real estate category.  Real estate loans – Other, which are comprised primarily of commercial real estate loans increased $8.5 million, or 4.6% to $193.2 million for the six month period ended June 30, 2009 from $184.6 million at December 31, 2008, and decreased $2.7 million, or 1.4%, from $195.8 million at June 30, 2008.  The increase for the six month period is primarily due to construction loans transferred into permanent loans.

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

As of June 30, 2009, our review of the loan portfolio indicated that a loan loss allowance of $18.8 million was adequate to cover probable losses in the portfolio.

For the three and six months ended June 30, 2009, loan charge-offs were $2.5 million and $5.2 million and recoveries were $420,000 and $854,000, resulting in net charge-offs of $2.0 million and $4.3 million, respectively.  For the three and six months ended June 30, 2008, loan charge-offs were $2.5 million and $4.4 million, and recoveries were $511,000 and $988,000, resulting in net charge-offs of $2.0 million and $3.4 million, respectively.  The increase in net charge-offs was primarily related to the SFG automobile loans purchased.  The necessary provision expense was estimated at $3.4 million and $7.0 million, for the three and six months ended June 30, 2009, compared to $2.9 million and $5.2 million for the comparable periods in 2008, respectively. The increase in provision expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily a result of the increase in nonperforming loans and the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.  This has resulted in increased charge-offs and increased provision expense.  These factors are considered prior to SFG purchases of pools of automobile loans when determining the appropriate purchase price.  These pools are typically purchased at a discount.

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

The following table sets forth nonperforming assets for the periods presented:

	At June 30, 2009	At December 31, 2008	At June 30, 2008
		(in thousands)

Nonaccrual loans	$13,491	$14,289	$5,807
Loans 90 days past due	843	593	907
Restructured loans	1,939	148	170
Other real estate owned	3,262	318	465
Repossessed assets	572	433	297
Total Nonperforming Assets	$20,107	$15,781	$7,646

Total nonperforming assets at June 30, 2009 were $20.1 million, an increase of $4.3 million, or 27.4%, from $15.8 million at December 31, 2008 and an increase of $12.5 million, or 163.0%, from $7.6 million at June 30, 2008.  From December 31, 2008 to June 30, 2009, nonaccrual loans decreased $798,000, or 5.6%, to $13.5 million and from June 30, 2008, increased $7.7 million, or 132.3%.  Of the total nonaccrual loans at June 30, 2009, 6.5% are residential real estate loans, 11.2% are commercial real estate loans, 5.7% are commercial loans, 44.1% are loans to individuals, primarily SFG automobile loans, and 32.5% are construction loans.  OREO increased $2.9 million, or 925.8%, to $3.3 million at June 30, 2009 from $318,000 at December 31, 2008 and increased $2.8 million, or 601.5%, from $465,000 at June 30, 2008.  Most of the OREO at June 30, 2009, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Loans 90 days or more past due increased $250,000, or 42.2%, to $843,000 at June 30, 2009 from $593,000 at December 31, 2008 and decreased $64,000, or 7.1%, from $907,000 at June 30, 2008.  Repossessed assets increased $139,000, or 32.1%, to $572,000 at June 30, 2009 from $433,000 at December 31, 2008 and $275,000, or 92.6%, from $297,000 at June 30, 2008.  The increase in repossessed assets at June 30, 2009 was attributable to SFG automobile loan pools.  Restructured loans increased $1.8 million, or 1,210.1%, to $1.9 million at June 30, 2009 from $148,000 at December 31, 2008 and $1.8 million, or 1,040.6%, from $170,000 at June 30, 2008.  The increase in restructured loans was attributable to SFG automobile loan pools.

Expansion

During July 2009, we opened a full service branch in Gresham, Texas, just south of Tyler, replacing a loan production office we have operated for several years in close proximity.  We are in the process of building a full service branch on the west side of Tyler on Highway 64, which we anticipate will open during the first half of 2010.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the first half of 2010.

Accounting Pronouncements

See “Note 11 - Accounting Pronouncements” in our financial statements included in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the types of market risks we face since December 31, 2008.

In the banking industry, a major risk exposure is changing interest rates.  The primary objective of monitoring our interest rate sensitivity, or risk, is to provide management with the tools necessary to manage the balance sheet to minimize adverse changes in net interest income as a result of changes in the direction and level of interest rates.  Federal Reserve Board monetary control efforts, the effects of deregulation, the current economic downturn and legislative changes have been significant factors affecting the task of managing interest rate sensitivity positions in recent years.

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 0.33% and 1.16%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.33% and 12.57%, respectively, relative to the base case over the next 12 months.  As of June 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.69% and 2.54%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 3.10% and 0.78%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, and the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

  We are party to legal proceedings arising in the normal conduct of business.  Management believes that at June 30, 2009 such litigation is not material to our financial position or results of operations.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Not Applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of shareholders was held on April 16, 2009.

(b)	The election of four directors (terms expiring at the 2012 Annual Meeting) were as follows:

	FOR	WITHHELD
Herbert C. Buie	11,450,404	925,266
Robbie N. Edmonson	11,910,633	465,037
Joe Norton	11,925,673	449,997
John R. (Bob) Garrett	11,987,933	387,737

The other directors, whose terms of office continued after the annual meeting, are: Alton Cade, B.G. Hartley, Paul W. Powell, Sam Dawson, Melvin B. Lovelady, and William Sheehy.

(c)	To ratify the selection of PricewaterhouseCoopers LLP to act as independent auditors of the Company for the fiscal year that began January 1, 2009.

FOR	AGAINST	ABSTAIN
12,070,521	289,628	15,521

             To amend the articles of incorporation to increase the number of authorized shares of common stock.

FOR	AGAINST	ABSTAIN
11,441,372	916,138	18,160

To approve the Southside Bancshares, Inc. 2009 Incentive Plan.

FOR	AGAINST	ABSTAIN	NON VOTES
7,530,101	2,405,640	109,797	2,330,132

             To approve a shareholder proposal, which the Board of Directors and management opposed, to recommend the annual election of all directors rather than their election for staggered three-year terms..

FOR	AGAINST	ABSTAIN	NON VOTES
4,614,222	5,373,327	57,989	2,330,132

ITEM 5.                   OTHER INFORMATION

Not Applicable.

ITEM 6.                   EXHIBITS

Exhibit No.

3 (a)	–	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed dated April 20, 2009, and incorporated herein by reference).

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

10.1	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2009

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: August 7, 2009

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