Form 10-Q
period 2009-09-30
SOUTHSIDE BANCSHARES INC
filed 2009-11-06
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 23, 2009 was 14,935,039 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
ASSETS	2009	2008
Cash and due from banks	$39,389	$64,067
Interest earning deposits	4,464	557
Federal funds sold	-	2,150
Total cash and cash equivalents	43,853	66,774
Investment securities:
Available for sale, at estimated fair value	264,712	278,378
Held to maturity, at cost	1,493	478
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,209,571	1,026,513
Held to maturity, at cost	236,072	157,287
Federal Home Loan Bank stock, at cost	36,838	39,411
Other investments, at cost	2,065	2,065
Loans held for sale	4,317	511
Loans:
Loans	1,015,724	1,022,549
Less: allowance for loan loss	(18,445)	(16,112)
Net Loans	997,279	1,006,437
Premises and equipment, net	46,481	42,722
Goodwill	22,034	22,034
Other intangible assets, net	1,186	1,479
Interest receivable	15,545	16,352
Deferred tax asset	-	2,852
Other assets	60,117	36,945
TOTAL ASSETS	$2,941,563	$2,700,238
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$375,509	$390,823
Interest bearing	1,411,739	1,165,308
Total Deposits	1,787,248	1,556,131
Short-term obligations:
Federal funds purchased and repurchase agreements	46,983	10,629
FHLB advances	219,597	229,385
Other obligations	2,433	1,857
Total Short-term obligations	269,013	241,871
Long-term obligations:
FHLB advances	595,207	655,489
Long-term debt	60,311	60,311
Total Long-term obligations	655,518	715,800
Deferred tax liability	2,611	-
Other liabilities	23,804	25,347
TOTAL LIABILITIES	2,738,194	2,539,149

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 16,697,300 shares	20,872	19,695
issued in 2009 and 15,756,096 shares issued in 2008
Paid-in capital	145,726	131,112
Retained earnings	48,517	34,021
Treasury stock (1,762,261 and 1,731,570 shares at cost)	(23,545)	(23,115)
Accumulated other comprehensive income (loss)	11,095	(1,096)
TOTAL SHAREHOLDERS' EQUITY	202,665	160,617
Noncontrolling interest	704	472
TOTAL EQUITY	203,369	161,089
TOTAL LIABILITIES AND EQUITY	$2,941,563	$2,700,238

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$17,121	$18,029	$53,316	$54,092
Investment securities – taxable	402	307	1,010	1,377
Investment securities – tax-exempt	2,266	851	5,139	2,829
Mortgage-backed and related securities	15,509	14,883	47,988	38,876
Federal Home Loan Bank stock and other investments	43	180	195	656
Other interest earning assets	58	10	138	101
Total interest income	35,399	34,260	107,786	97,931
Interest expense
Deposits	5,474	7,257	17,532	25,880
Short-term obligations	1,020	1,986	3,355	7,125
Long-term obligations	6,242	5,209	19,544	11,853
Total interest expense	12,736	14,452	40,431	44,858
Net interest income	22,663	19,808	67,355	53,073
Provision for loan losses	2,973	3,150	9,980	8,336
Net interest income after provision for loan losses	19,690	16,658	57,375	44,737
Noninterest income
Deposit services	4,543	4,739	12,995	13,823
Gain on sale of securities available for sale	6,706	822	26,413	6,574

Total other-than-temporary impairment losses	-	-	(5,627)	-
Portion of gain (loss) recognized in other comprehensive income (before taxes)	(993)	-	3,197	-
Net impairment losses recognized in earnings	(993)	-	(2,430)	-

Gain on sale of loans	392	239	1,274	1,551
Trust income	693	678	1,830	1,890
Bank owned life insurance income	325	314	1,362	1,382
Other	847	827	2,376	2,388
Total noninterest income	12,513	7,619	43,820	27,608
Noninterest expense
Salaries and employee benefits	10,219	10,002	31,163	27,521
Occupancy expense	1,701	1,449	4,684	4,264
Equipment expense	453	327	1,242	968
Advertising, travel & entertainment	546	447	1,549	1,407
ATM and debit card expense	328	313	988	905
Director fees	168	134	480	425
Supplies	254	201	672	584
Professional fees	572	452	1,657	1,239
Postage	247	199	627	565
Telephone and communications	409	270	1,053	785
FDIC Insurance	719	220	3,180	688
Other	2,135	1,698	5,261	4,997
Total noninterest expense	17,751	15,712	52,556	44,348

Income before income tax expense	14,452	8,565	48,639	27,997
Provision for income tax expense	3,620	2,240	13,021	7,399
Net income	10,832	6,325	35,618	20,598
Less: Net income attributable to the noncontrolling interest	(335)	(75)	(1,599)	(271)
Net income attributable to Southside Bancshares, Inc.	$10,497	$6,250	$34,019	$20,327
Earnings per common share – basic	$0.70	$0.43	$2.29	$1.40
Earnings per common share – diluted	$0.70	$0.42	$2.27	$1.36
Dividends paid per common share	$0.14	$0.16	$0.41	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Nine Months Ended September 30,
	2009	2008
Common Stock
Balance, beginning of period	$19,695	$18,581
Issuance of common stock (232,226 shares in 2009 and 177,933 shares in 2008)	291	223
Stock dividend	886	824
Balance, end of period	20,872	19,628
Paid-in capital
Balance, beginning of period	131,112	115,250
Issuance of common stock (232,226 shares in 2009 and 177,933 shares in 2008)	1,426	1,344
Stock compensation expense	–	7
Tax benefit of incentive stock options	547	410
Stock dividend	12,641	13,422
Balance, end of period	145,726	130,433
Retained earnings
Balance, beginning of period	34,021	26,187
Net income attributable to Southside Bancshares, Inc.	34,019	20,327
Cumulative effect of adoption of a new accounting principle on January 1, 2008	–	(351)
Dividends paid on common stock	(5,996)	(5,608)
Stock dividend	(13,527)	(14,246)
Balance, end of period	48,517	26,309
Treasury Stock
Balance, beginning of period	(23,115)	(22,983)
Purchase of common stock (30,691 shares in 2009 and 6,713 shares in 2008)	(430)	(132)
Balance, end of period	(23,545)	(23,115)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,096)	(4,707)
Net unrealized gains (losses) on available-for sale securities, net of tax	29,192	(2,218)
Reclassification adjustment for gains on sales of available-for-sale securities included in net income, net of tax	(17,168)	(4,273)
Non-credit portion of other-than-temporary impairment losses on available-for-sale
securities, net of tax	(2,078)	–
Other-than-temporary impairment charges on available-for-sale securities included in
net income, net of tax	1,579	–
Adjustment to net periodic benefit cost, net of tax	666	370
Net change in accumulated other comprehensive income (loss)	12,191	(6,121)
Balance, end of period	11,095	(10,828)
Total shareholders’ equity	202,665	142,427
Noncontrolling interest
Balance, beginning of period	472	498
Net income attributable to noncontrolling interest shareholders	1,599	271
Capital distribution to noncontrolling interest shareholders	(1,367)	(584)
Balance, end of period	704	185
Total equity	$203,369	$142,612

Comprehensive income
Net income	$35,618	$20,598
Net change in accumulated other comprehensive income (loss)	12,191	(6,121)
Total comprehensive income	$47,809	$14,477

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$35,618	$20,598
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,101	1,820
Amortization of premium	10,491	5,424
Accretion of discount and loan fees	(2,933)	(2,579)
Provision for loan losses	9,980	8,336
Stock compensation expense	–	7
Decrease (increase) in interest receivable	807	(1,241)
Increase in other assets	(799)	(2,751)
Net change in deferred taxes	(1,116)	(867)
Decrease in interest payable	(1,669)	(362)
(Decrease) increase in other liabilities	(431)	1,384
(Increase) decrease in loans held for sale	(3,806)	1,347
Gain on sale of securities available for sale	(26,413)	(6,574)
Net other-than-temporary impairment losses	2,430	–
Loss on sale of assets	–	81
Loss on disposal of assets	43	–
Impairment on other real estate owned	530	–
Gain on sale of other real estate owned	(18)	–
Net cash provided by operating activities	24,815	24,623

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	204,813	80,139
Proceeds from sales of mortgage-backed securities available for sale	512,458	251,236
Proceeds from maturities of investment securities available for sale	55,913	65,055
Proceeds from maturities of mortgage-backed securities available for sale	205,156	93,864
Proceeds from maturities of mortgage-backed securities held to maturity	40,338	25,770
Proceeds from redemption of FHLB stock	3,141	897
Purchases of investment securities available for sale	(231,078)	(151,318)
Purchases of investment securities held to maturity	(1,014)	–
Purchases of mortgage-backed securities available for sale	(887,176)	(668,188)
Purchases of mortgage-backed securities held to maturity	(119,611)	(1,664)
Purchases of FHLB stock and other investments	(568)	(15,362)
Net increase in loans	(5,070)	(33,870)
Purchases of premises and equipment	(5,903)	(2,851)
Proceeds from sales of premises and equipment	–	367
Proceeds on bank owned life insurance	1,086	713
Proceeds from sales of other real estate owned	864	305
Proceeds from sales of repossessed assets	2,003	2,870
Net cash used in investing activities	(224,648)	(352,037)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2009	2008
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	53,373	70,022
Net increase (decrease) in certificates of deposit	162,784	(122,249)
Net increase in federal funds purchased and repurchase agreements	36,354	3,921
Proceeds from FHLB advances	5,249,074	13,874,696
Repayment of FHLB advances	(5,319,144)	(13,513,344)
Net capital distributions from non-controlling interest in consolidated entities	(1,367)	(584)
Tax benefit of incentive stock options	547	410
Purchase of common stock	(430)	(132)
Proceeds from the issuance of common stock	1,717	1,567
Dividends paid	(5,996)	(5,608)
Net cash provided by financing activities	176,912	308,699

Net decrease in cash and cash equivalents	(22,921)	(18,715)
Cash and cash equivalents at beginning of period	66,774	76,004
Cash and cash equivalents at end of period	$43,853	$57,289

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$42,100	$45,220
Income taxes paid	12,500	8,125

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$7,214	$4,867
5% stock dividend	13,527	14,246
Adjustment to pension liability	(1,024)	(393)
Unsettled trades to purchase securities	(2,158)	(8,441)
Unsettled trades to sell securities	6,168	29,612
Unsettled issuances of brokered CDs	14,875	–

The accompanying notes are an integral part of these consolidated financial statements

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside of which FWNB was a wholly-owned subsidiary.  “SFG” refers to Southside Financial Group, LLC, of which Southside owns a 50% interest and consolidates for financial reporting.

The consolidated balance sheet as of September 30, 2009, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2009 and 2008 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.  We have evaluated subsequent events for potential recognition and or disclosure through November 6, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2009	2008	2009	2008
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$10,497	$6,250	$34,019	$20,327

Basic weighted-average shares outstanding	14,911	14,623	14,843	14,552
Add: Stock options	107	299	152	345
Diluted weighted-average shares outstanding	15,018	14,922	14,995	14,897

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.43	$2.29	$1.40

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.42	$2.27	$1.36

For the three and nine month periods ended September 30, 2009 and 2008, there were no antidilutive options.

    3.     Comprehensive Income(Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$44,911	$(15,719)	$29,192
Non credit portion of other-than-temporary impairment losses on the AFS securities	(3,197)	1,119	(2,078)
Less: reclassification adjustment for gains
included in net income	26,413	(9,245)	17,168
Less: other-than-temporary impairment charges on AFS securities included in net income	(2,430)	851	(1,579)
Net unrealized gains on securities	17,731	(6,206)	11,525
Change in pension plans	1,024	(358)	666
Other comprehensive income	$18,755	$(6,564)	$12,191

	Three Months Ended September 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$23,044	$(8,066)	$14,978
Less: reclassification adjustment for gains
included in net income	6,706	(2,348)	4,358
Less: other-than-temporary impairment charges on AFS securities included in net income	(993)	348	(645)
Net unrealized gains on securities	17,331	(6,066)	11,265
Change in pension plans	342	(120)	222
Other comprehensive income	$17,673	$(6,186)	$11,487

	Nine Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(3,346)	$1,128	$(2,218)
Less: reclassification adjustment for gains
included in net income	6,574	(2,301)	4,273
Net unrealized losses on securities	(9,920)	3,429	(6,491)
Change in pension plans	393	(23)	370
Other comprehensive loss	$(9,527)	$3,406	$(6,121)

	Three Months Ended September 30, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(4,683)	$1,639	$(3,044)
Less: reclassification adjustment for gains
included in net income	822	(288)	534
Net unrealized losses on securities	(5,505)	1,927	(3,578)
Change in pension plans	131	(46)	85
Other comprehensive loss	$(5,374)	$1,881	$(3,493)

4.     Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2009 and December 31, 2008, are reflected in the tables below (in thousands):

	September 30, 2009
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,896	$–	$–	$–	$4,896
Government-Sponsored Enterprise Debentures	40,446	–	–	1,074	39,372
State and Political Subdivisions	208,547	11,315	–	195	219,667
Other Stocks and Bonds	4,103	3	3,197	132	777
Mortgage-backed Securities:
U.S. Government Agencies	104,025	4,585	–	74	108,536
Government-Sponsored Enterprises	1,072,894	29,813	–	1,672	1,101,035
Total	$1,434,911	$45,716	$3,197	$3,147	$1,474,283

	September 30, 2009
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$104	$–	$–	$1,117
Other Stocks and Bonds	480	15	–	–	495
Mortgage-backed Securities:
U.S. Government Agencies	18,267	578	–	41	18,804
Government-Sponsored Enterprises	217,805	6,872	–	7	224,670
Total	$237,565	$7,569	$–	$48	$245,086

	December 31, 2008
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$5,008	$23	$–	$5,031
Government-Sponsored Enterprise Debentures	60,325	227	1	60,551
State and Political Subdivisions	203,052	10,154	1,612	211,594
Other Stocks and Bonds	6,711	–	5,509	1,202
Mortgage-backed Securities:
U.S. Government Agencies	166,123	2,405	229	168,299
Government-Sponsored Enterprises	841,737	17,984	1,507	858,214
Total	$1,282,956	$30,793	$8,858	$1,304,891

	December 31, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$478	$9	$–	$487
Mortgage-backed Securities:
U.S. Government Agencies	22,778	300	–	23,078
Government-Sponsored Enterprises	134,509	1,890	26	136,373
Total	$157,765	$2,199	$26	$159,938

The following table represents the unrealized loss on securities for the nine months ended September 30, 2009 and year ended December 31, 2008 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2009:

Available for Sale
Government-Sponsored Enterprise Debentures	$39,372	$1,074	$–	$–	$39,372	$1,074
State and Political Subdivisions	1,606	62	3,722	133	5,328	195
Other Stocks and Bonds	–	–	583	3,329	583	3,329
Mortgage-Backed Securities	236,662	1,721	2,652	25	239,314	1,746
Total	$277,640	$2,857	$6,957	$3,487	$284,597	$6,344

Held to Maturity
Mortgage-Backed Securities	$2,042	$48	$–	$–	$2,042	$48
Total	$2,042	$48	$–	$–	$2,042	$48

As of December 31, 2008:

Available for Sale
Government-Sponsored Enterprise Debentures	$29,999	$1	$–	$–	$29,999	$1
State and Political Subdivisions	45,686	1,496	1,193	116	46,879	1,612
Other Stocks and Bonds	253	89	949	5,420	1,202	5,509
Mortgage-Backed Securities	116,616	1,517	17,174	219	133,790	1,736
Total	$192,554	$3,103	$19,316	$5,755	$211,870	$8,858

Held to Maturity
Mortgage-Backed Securities	$1,212	$1	$4,540	$25	$5,752	$26
Total	$1,212	$1	$4,540	$25	$5,752	$26

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2009 we have, in Available for Sale (“AFS”) Other Stocks and Bonds, $3.6 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2009 for the TRUPs is approximately $286,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2009 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $2.4 million at September 30, 2009 and the non credit charge to other comprehensive income was estimated at $3.2 million.  Therefore, the carrying amount of the TRUPs was written down with $2.4 million recognized in earnings as of September 30, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$770	$1,230	$214	C1	Ca
2	2,000	390	1,610	36	B1	Ca
3	2,000	1,270	730	36	B2	Ca
	$6,000	$2,430	$3,570	$286

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income.

	Nine Months Ended September 30, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$–	$–	$–
Charges on securities for which other-than-temporary impairment charges were not previously recognized	2,430	3,197	5,627
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$2,430	$3,197	$5,627

	Three Months Ended September 30,2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$1,437	$4,190	$5,627
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	993	(993)	–
Balance, end of the period	$2,430	$3,197	$5,627

There were no securities transferred from AFS to Held to Maturity (“HTM”) during the nine months ended September 30, 2009 and 2008.  There were no sales from the HTM portfolio during the nine months ended September 30, 2009 or 2008.  There were $237.6 million of securities classified as HTM for the nine months ended September 30, 2009 compared to $157.8 million of securities classified as HTM for the year ended December 31, 2008.

Of the $26.4 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2009, there were $26.5 million in realized gains and $100,000 in realized losses.  Of the $6.6 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2008, there were $6.7 million in realized gains and $153,000 in realized losses.

The amortized cost and fair value of securities at September 30, 2009 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2009
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$8,975	$9,035
Due after one year through five years	8,356	8,651
Due after five years through ten years	25,395	26,805
Due after ten years	215,266	220,221
	257,992	264,712
Mortgage-backed securities	1,176,919	1,209,571
Total	$1,434,911	$1,474,283

	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	480	495
Due after ten years	1,013	1,117
	1,493	1,612
Mortgage-backed securities	236,072	243,474
Total	$237,565	$245,086

Investment and mortgage-backed securities with book values of $990.1 million at September 30, 2009 and $952.6 million at December 31, 2008 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

    5.     Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	September 30,	December 31,
	2009	2008
Real Estate Loans:
Construction	$87,976	$120,153
1-4 Family Residential	233,172	238,693
Other	208,187	184,629
Commercial Loans	162,378	165,558
Municipal Loans	144,450	134,986
Loans to Individuals	179,561	178,530
Total Loans	$1,015,724	$1,022,549

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2009	2008	2009	2008
Allowance for Loan Losses:

Balance at beginning of period	$18,804	$11,527	$16,112	$9,753
Provision for loan losses	2,973	3,150	9,980	8,336
Loans charged off	(3,860)	(2,258)	(9,029)	(6,658)
Recoveries of loans charged off	528	509	1,382	1,497
Balance at end of period	$18,445	$12,928	$18,445	$12,928

Reserve for Unfunded Loan Commitments:

Balance at beginning of period	$9	$6	$7	$50
Provision for losses on unfunded loan commitments	(4)	–	(2)	(44)
Balance at end of period	$5	$6	$5	$6

    6.     Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at both September 30, 2009 and December 31, 2008.

We measured our goodwill for impairment at December 31, 2008.  As a result of merging FWNB into Southside Bank in the third quarter of 2008, we have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2008, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of September 30, 2009, there were no trigger events to warrant an updated impairment analysis.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to ten years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

September 30, 2009
Core deposits	$2,047	$(861)	$1,186
	$2,047	$(861)	$1,186

December 31, 2008
Core deposits	$2,047	$(568)	$1,479
	$2,047	$(568)	$1,479

For the three and nine months ended September 30, 2009, amortization expense related to intangible assets totaled $94,000 and $293,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2009 is as follows (in thousands):

Remainder of 2009	$90
2010	319
2011	255
2012	198
2013	146
Thereafter	178
$1,186

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$595,207	$655,489

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$655,518	$715,800

(1)           At September 30, 2009, the weighted average cost of these advances was 3.60%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.2225% through December 30, 2009 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.20688% through November 22, 2009 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

    8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Service cost	$958	$930	$81	$64
Interest cost	1,927	1,818	203	171
Expected return on assets	(2,159)	(2,243)	–	–
Net loss recognition	900	313	157	114
Prior service credit amortization	(31)	(31)	(2)	(1)
Net periodic benefit cost	$1,595	$787	$439	$348

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Service cost	$320	$310	$27	$21
Interest cost	642	606	67	57
Expected return on assets	(720)	(748)	–	–
Net loss recognition	300	105	53	38
Prior service credit amortization	(10)	(10)	(1)	–
Net periodic benefit cost	$532	$263	$146	$116

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2008, that we expected to contribute $6.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2009.  As of September 30, 2009, we had contributed $6.0 million to our defined benefit plan and $60,000 to our post retirement benefit plan.

    9.     Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of September 30, 2009 and 2008, there were no nonvested shares.  For the nine months ended September 30, 2009, there was no stock-based compensation expense. For the nine months ended September 30, 2008, we recorded approximately $7,000 of stock-based compensation expense.  As of September 30, 2009 and 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our outstanding stock options as of September 30, 2009 and the changes during the nine months ended September 30, 2009 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	333,473	$5.16	–	–
Exercised	(208,500)	$5.06	–	–
Cancelled	–	$–	–	–
Outstanding at September 30, 2009	124,973	$5.31	1.13	$2,166
Exercisable at September 30, 2009	124,973	$5.31	1.13	$2,166

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2009 and 2008 were $2.6 million and $2.3 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $626,000 and $706,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $547,000 and $410,000 for the nine months ended September 30, 2009 and 2008, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), a stock-based incentive compensation plan.  A total of 1,000,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of September 30, 2009, no awards had been granted under this plan.

    10.   Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Valuation techniques including the market approach, the income approach and/or the cost approach are utilized to determine fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  An entity must consider all aspects of nonperforming risk, including the entity’s own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  A fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At September 30, 2009, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2009, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets (such as real estate owned) that are measured at fair value in the event of an impairment. The framework became applicable to these fair value measurements beginning January 1, 2009.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,896	$–	$–	$4,896
Government-Sponsored Enterprise Debentures	–	39,372	–	39,372
State and Political Subdivisions	–	219,667	–	219,667
Other Stocks and Bonds	491	–	286	777
Mortgage-backed Securities:
U.S. Government Agencies	–	108,536	–	108,536
Government-Sponsored Enterprise	–	1,101,035	–	1,101,035
Total	$5,387	$1,468,610	$286	$1,474,283

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$5,031	$–	$–	$5,031
Government-Sponsored Enterprise Debentures	–	60,551	–	60,551
State and Political Subdivisions	–	211,594	–	211,594
Other Stocks and Bonds	556	–	646	1,202
Mortgage-backed Securities:
U.S. Government Agencies	–	168,299	–	168,299
Government-Sponsored Enterprise	–	858,214	–	858,214
Total	$5,587	$1,298,658	$646	$1,304,891

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Nine Months Ended September 30,
	2009	2008
Other Stocks and Bonds

Balance at Beginning of Period	$646	$5,541

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(2,430)	–
Included in other comprehensive income (loss)	2,070	(3,504)
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$286	$2,037

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(2,430)	$–

	Three Months Ended September 30,
	2009	2008
Other Stocks and Bonds

Balance at Beginning of Period	$669	$5,333

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(993)	–
Included in other comprehensive income (loss)	610	(3,296)
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$286	$2,037

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(993)	$–

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet is required, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other estimation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Such techniques and assumptions, as they apply to individual categories of our financial instruments, are as follows:

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

Long-term debt -  The carrying amount for the long-term debt is estimated by discounting future cash flows using rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At September 30, 2009		At December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$43,853	$43,853	$66,774	$66,774
Investment securities:
Available for sale, at estimated fair value	264,712	264,712	278,378	278,378
Held to maturity, at cost	1,493	1,612	478	487
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,209,571	1,209,571	1,026,513	1,026,513
Held to maturity, at cost	236,072	243,474	157,287	159,451
FHLB stock and other investments, at cost	38,903	38,903	41,476	41,476
Loans, net of allowance for loan losses	997,279	1,011,061	1,006,437	1,023,794
Loans held for sale	4,317	4,317	511	511

Financial liabilities:
Retail deposits	$1,787,248	$1,795,059	$1,556,131	$1,564,369
Federal funds purchased and repurchase agreements	46,983	46,983	10,629	10,629
FHLB advances	814,804	835,624	884,874	916,344
Long-term debt	60,311	40,506	60,311	36,118

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at September 30, 2009 or December 31, 2008.

    11.   Accounting Pronouncements

As discussed in Note 1 - Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. The adoption of guidance under ASC Topic 320 was applied and considered during management’s other-than-temporary impairment analysis and conclusion.

FASB ASC Topic 325, “Investments - Other.”  ASC Topic 325 changed the guidance for the determination of whether an impairment of certain non-investment grade, beneficial interests in securitized financial assets is considered other-than-temporary. The adoption of ASC Topic 325, effective December 31, 2008, was applied and considered during management's other-than-temporary impairment analysis and conclusion.

 FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in our financial statements beginning with the financial statements for the year ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a material impact on our consolidated financial statements.

    Further new authoritative accounting guidance amends prior guidance under ASC Topic 810 to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance will be effective January 1, 2010 and is not expected to have a material impact on our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, "Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a material impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, "Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in “Note 10 - Fair Value Measurement.”

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a material impact on our consolidated financial statements.

    New authoritative accounting guidance amends prior accounting guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance will be effective January 1, 2010 and is not expected to have a material impact on our consolidated financial statements.

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

We had outstanding unused commitments to extend credit of $122.6 million and $130.0 million at September 30, 2009 and 2008, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2009 and 2008 were $10.3 million and $8.8 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.2 million and $4.5 million at September 30, 2009 and 2008, respectively.

The scheduled maturities of unused commitments as of September 30, 2009 and 2008 were as follows (in thousands):

	September 30,
	2009	2008
Unused commitments:
Due in one year or less	$69,631	$73,890
Due after one year	52,961	56,155
Total	$122,592	$130,045

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

Securities. In the normal course of business we buy and sell securities.  There were $2.2 million of unsettled trades to purchase and $6.2 million of unsettled trades to sell securities at September 30, 2009.  At December 31, 2008, there were no unsettled trades to purchase and no unsettled trades to sell securities.

Deposits. There were $14.9 million of unsettled issuances of brokered CDs at September 30, 2009.  At December 31, 2008, there were no unsettled issuances of brokered CDs.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on our financial position, results of operations or liquidity.

    13.   Variable Interest Entities

Companies are required to consolidate “variable interest entities” (“VIEs”) if those companies are the primary beneficiaries of those VIEs.

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, SFG was formed and is considered a VIE.  Venue has 50% ownership rights and 51% voting rights in SFG based on its investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank.

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of September 30, 2009, the total of SFG’s automobile loan portfolios was approximately $74.2 million.  Southside Bank is the sole provider of financing for SFG.  As of September 30, 2009, Southside Bank had extended credit of $70.0 million to finance SFG’s activities.

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

We reported an increase in net income for the three and nine months ended September 30, 2009 compared to the same periods in 2008.  Net income for the three and nine months ended September 30, 2009 was $10.5 million and $34.0 million, respectively, compared to $6.3 million and $20.3 million, respectively, for the same periods in 2008.

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

Critical Accounting Estimates

Our accounting and reporting estimates conform with U.S. generally accepted accounting principles (“GAAP”) and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  We consider our critical accounting policies to include the following:

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

As of September 30, 2009, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was adequate to cover probable losses in the portfolio.

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

Estimation of Fair Value. On January 1, 2008, we adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as presented in “Note 10 – Fair Value Measurement” in the accompanying Notes to Financial Statements included in this report.  The estimation of fair value is significant to a number of our assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or our estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

At September 30, 2008 and continuing at September 30, 2009, the valuation inputs for our available for sale (“AFS”) TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at September 30, 2009 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value will no longer be clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2009 we have, in AFS Other Stocks and Bonds, $3.6 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2009 for the TRUPs is approximately $286,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2009 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2009.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $2.4 million at September 30, 2009 and the non credit charge to other comprehensive income was estimated at $3.2 million.  Therefore, the carrying amount of the TRUPs was written down with $2.4 million recognized in earnings as of September 30, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Goodwill.  Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are tested for impairment annually or if an event occurred or circumstances changed that more likely than not reduced the fair value of the reporting unit below carrying value.

The annual impairment analysis of goodwill included identification of reporting units, the determination of the carrying value of each reporting unit and the estimation of the fair value of each reporting unit.  We tested for impairment of goodwill as of December 31, 2008. Step one of the impairment test involves comparing the fair value of the reporting unit to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required.  If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test to measure the extent of the impairment.  At December 31, 2008, the fair value of the reporting unit exceeded the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2008.  As of September 30, 2009, there were no trigger events to warrant an updated impairment analysis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2009, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.10%; a long-term rate of return on plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2009 and 2008, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, and as of September 30, 2009, assets had grown from $1.8 billion at June 30, 2007 to $2.9 billion.  Asset growth during this period included $152.3 million due to the acquisition of FWBS in October of 2007, $141.4 million in loan growth (including Southside Financial Group “SFG”) and an $809.8 million increase in the securities portfolio.  Funding for these earning assets was accomplished through an increase in deposits (net of brokered CDs) of $477.5 million, $100.9 million of which were due to the acquisition of FWBS, an increase in wholesale funding of $459.0 million and an increase in capital of $125.7 million (including through the issuance of trust preferred securities).

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  During the quarter ended September 30, 2009, as mortgage spreads tightened in the face of decreasing U.S. Treasury interest rates, we repositioned a portion of the mortgage-backed securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk.  The net result of the repositioning of a portion of the mortgage-backed securities portfolio was an increase in the average coupon at September 30, 2009 of approximately 0.15%, or 15 basis points, when compared to June 30, 2009.  The resulting gains on the sale of securities may not be repeated in future quarters.    During the quarter ended September 30, 2009, we purchased premium mortgage-backed securities which more than offset the amount sold or maturing.  The net result was an increase of $200.5 million in our investment and U.S. Agency mortgage-backed securities to $1.71 billion at September 30, 2009, from $1.51 billion at June 30, 2009.  At September 30, 2009, securities as a percentage of assets increased to 59.5%, when compared to 56.6% at June 30, 2009.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at September 30, 2009 increased 18.0%, or $124.5 million, to $814.8 million from $690.4 million at June 30, 2009 primarily as a result of an increase in securities.  As of September 30, 2009 we had $96.8 million in brokered CDs of which approximately $76.9 million are long-term. All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the nine months of 2009, a decrease in FHLB borrowings, coupled with the overall growth in deposits, net of brokered CDs, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 53.9% at September 30, 2009, from 61.0% at December 31, 2008.

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

Net interest income for the nine months ended September 30, 2009 was $67.4 million, an increase of $14.3 million, or 26.9%, compared to the same period in 2008.  The overall increase in net interest income was primarily the result of increases in interest income from tax exempt investment securities and mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by an increase in interest expense on long-term obligations.

During the nine months ended September 30, 2009, total interest income increased $9.9 million, or 10.1%, to $107.8 million compared to $97.9 million for the same period in 2008.  The increase in total interest income was the result of an increase in average interest earning assets of $450.6 million, or 21.1%, from $2.1 billion to $2.6 billion, which more than offset the decrease in the average yield on average interest earning assets from 6.33% for the nine months ended September 30, 2008 to 5.85% for the nine months ended September 30, 2009.  Total interest expense decreased $4.4 million, or 9.9%, to $40.4 million during the nine months ended September 30, 2009 as compared to $44.9 million during the same period in 2008.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2009, to 2.50% from 3.41% for the same period in 2008, which was partially offset by an increase in average interest bearing liabilities of $406.1 million, or 23.1%, from $1.8 billion to $2.2 billion.

Net interest income increased during the three months ended September 30, 2009 when compared to the same period in 2008 as a result of increases in our average interest earning assets and net interest margin on average earning assets.  Our average interest earning assets increased $396.5 million, or 17.6%.  The decrease in the average yield on interest earning assets and interest bearing liabilities is a result of an overall decrease in interest rates compared to the same period in 2008.  For the three months ended September 30, 2009, our net interest spread increased to 3.35% from 3.13%, and our net interest margin increased to 3.73% from 3.68% when compared to the same period in 2008.

During the nine months ended September 30, 2009, average loans increased $40.7 million, or 4.2%, from $980.1 million to $1.0 billion, compared to the same period in 2008.  Municipal loans originated represent the largest part of this increase.  The average yield on loans decreased from 7.61% for the nine months ended September 30, 2008 to 7.27% for the nine months ended September 30, 2009 due to the decrease in interest rates.  The decrease in interest income on loans of $776,000, or 1.4%, to $53.3 million for the nine months ended September 30, 2009, when compared to $54.1 million for the same period in 2008 was a result of the decrease in the average yield on loans which more than offset the increase in the average balance. The decrease in the average yield on loans was due to the decrease in interest rates.  For the three months ended September 30, 2009, average loans increased $35.3 million, or 3.6%, to $1.0 billion, compared to $986.0 million for the same period in 2008.  The average yield on loans decreased from 7.52% for the three months ended September 30, 2008 to 6.95% for the three months ended September 30, 2009.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $372.2 million, or 33.4%, from $1.1 billion to $1.5 billion, for the nine months ended September 30, 2009 when compared to the same period in 2008.  This increase was the result of securities purchased due to buying opportunities available throughout the year ended 2008 and during the nine months ended September 30, 2009.  The overall yield on average investment and mortgage-backed securities decreased to 5.13% during the nine months ended September 30, 2009, from 5.32% during the same period in 2008 due to the overall decrease in interest rates and tightening spreads.  Interest income on investment and mortgage-backed securities increased $11.1 million during the nine months ended September 30, 2009, or 25.7%, compared to the same period in 2008 due to the increase in the average balance which more than offset the decrease in average yield.  For the three months ended September 30, 2009, average investment and mortgage-backed securities increased $328.5 million, or 26.6%, to $1.6 billion, when compared to $1.2 billion for the same period in 2008.  The overall yield on average investment and mortgage-backed securities decreased to 4.99% during the three months ended September 30, 2009, from 5.31% during the same period in 2008.  Interest income from investment and mortgage-backed securities increased $2.1 million, or 13.3%, to $18.2 million for the three months ended September 30, 2009, compared to $16.0 million for the same period in 2008.  The decrease in the average yield primarily reflects increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  A return to lower long-term interest rate levels combined with lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments increased $11.7 million, or 40.3%, to $40.8 million, for the nine months ended September 30, 2009, when compared to $29.1 million for the same period in 2008.  Interest income from our FHLB stock and other investments decreased $461,000, or 70.3%, during the nine months ended September 30, 2009, when compared to the same period in 2008, due to the decrease in average yield from 3.01% for the nine months ended September 30, 2008 compared to 0.64% for the same period in 2009, which more than offset the increase in the average balance.  For the three months ended September 30, 2009, average FHLB stock and other investments increased $5.7 million, or 17.0%, to $39.5 million, when compared to $33.8 million for the same period in 2008.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended  September 30, 2009, interest income from FHLB stock and other investments decreased $137,000, or 76.1%, to $43,000, when compared to $180,000 for the same period in 2008 as a result of the decrease in the average yield from 2.12% in 2008 to 0.43% in 2009, which more than offset the increase in the average balance.

Average federal funds sold and other interest earning assets increased $24.6 million, or 487.0%, to $29.6 million, for the nine months ended September 30, 2009, when compared to $5.0 million for 2008.  Interest income from federal funds sold and other interest earning assets increased $37,000, or 36.6%, for the nine months ended September 30, 2009, when compared to the same period in 2008, as a result of the increase in the average balance while partially offset by a decrease in the average yield from 2.67% in 2008 to 0.62% in 2009.  Average federal funds sold and other interest earning assets increased $24.5 million, or 1174.0%, to $26.6 million, for the three months ended September 30, 2009, when compared to $2.1 million for the same period in 2008.  Interest income from federal funds sold and other interest earning assets increased $48,000, or 480.0%, for the three months ended September 30, 2009, when compared to the same period in 2008, as a result of the increase in the average balance while partially offset by a decrease in the average yield from 1.90% in 2008 to 0.86% in 2009.

During the nine months ended September 30, 2009, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 57.6% during the nine months ended September 30, 2009 compared to 52.3% during the same period in 2008, a direct result of securities purchases.  Average loans were 39.5% of average total interest earning assets and other interest earning asset categories averaged 2.9% for the nine months ended September 30, 2009.  During 2008, the comparable mix was 46.0% in loans and 1.7% in the other interest earning asset categories.

Total interest expense decreased $4.4 million, or 9.9%, to $40.4 million during the nine months ended September 30, 2009 as compared to $44.9 million during the same period in 2008.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 3.41% for 2008 to 2.50% for the nine months ended September 30, 2009, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $406.1 million, or 23.1% primarily included an increase in deposits and FHLB advances.  For the three months ended September 30, 2009, total interest expense decreased $1.7 million, or 11.9%, to $12.7 million, compared to $14.5 million for the same period in 2008 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $361.4 million, or 19.5%, while the average yield decreased from 3.10% for the three months ended September 30, 2008 as compared to 2.28% for the three months ended September 30, 2009.

Average interest bearing deposits increased $205.6 million, or 18.9%, from $1.1 billion to $1.3 billion, while the average rate paid decreased from 3.18% for the nine months ended September 30, 2008 to 1.81% for the nine months ended September 30, 2009.  For the three months ended September 30, 2009, average interest bearing deposits increased $290.9 million, or 27.2%, to $1.4 billion, when compared to $1.1 billion for the same period in 2008 while the average rate paid decreased from 2.70% for the three month period ended September 30, 2008 to 1.60% for the three month period ended September 30, 2009.  Average time deposits increased $131.2 million, or 24.4%, from $537.8 million to $669.1 million while the average rate paid decreased to 2.52% for the nine months ended September 30, 2009 as compared to 4.27% for the same period in 2008.  Average interest bearing demand deposits increased $66.1 million, or 13.4%, while the average rate paid decreased to 1.10% for the nine months ended September 30, 2009 as compared to 2.21% for the same period in 2008.  Average savings deposits increased $8.2 million, or 14.5%, while the average rate paid decreased to 0.72% for the nine months ended September 30, 2009 as compared to 1.28% for the same period in 2008.  Interest expense for interest bearing deposits for the nine months ended September 30, 2009, decreased $8.3 million, or 32.3%, when compared to the same period in 2008 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $10.6 million, or 2.9%, during the nine months ended September 30, 2009.  The latter three categories of deposits, which are considered the lowest cost deposits, comprised 60.0% of total average deposits during the nine months ended September 30, 2009 compared to 63.0% during the same period in 2008.  The increase in our average total deposits is the result of overall bank growth, increases in public fund deposits, increases in callable brokered CDs and branch expansion.

During the nine months ended September 30, 2009, we issued $20.0 million of what are now short-term brokered CDs and $77.5 million of long-term brokered CDs.  At September 30, 2009 and December 31, 2008, all of our brokered CDs had maturities of less than 125 months.  At September 30, 2009, we had $96.8 million in brokered CDs that represented 5.4% of deposits compared to $40.0 million, or 2.6% of deposits, at December 31, 2008.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $182.3 million, a decrease of $116.8 million, or 39.1%, for the nine months ended September 30, 2009 when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $3.8 million, or 52.9%, and the average rate paid decreased to 2.46% for the nine months ended September 30, 2009, when compared to 3.18% for the same period in 2008.  For the three months ended September 30, 2009, average short-term interest bearing liabilities decreased $85.3 million, or 30.5%, when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $966,000, or 48.6%, and the average rate paid decreased to 2.08% for the three month period ended September 30, 2009 when compared to 2.83% for the same period in 2008.  The decrease in the interest expense was due to a decrease in the average rate paid and the average balance of short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances increased $317.2 million, or 102.8%, during the nine months ended September 30, 2009 to $626.0 million as compared to $308.7 million for the nine months ended September 30, 2008.  The increase in the average long-term FHLB advances occurred primarily as a result of lower long-term rates during 2008 and the nine months ended September 30, 2009, our decision to call outstanding long-term brokered CDs and replace them with long-term FHLB borrowings during 2008 and increased purchases of securities.  Interest expense associated with long-term FHLB advances increased $8.1 million, or 92.1%, while the average rate paid decreased to 3.62% for the nine months ended September 30, 2009 when compared to 3.82% for the same period in 2008.  For the three months ended September 30, 2009, long-term interest bearing liabilities increased $155.9 million, or 35.0%, when compared to the same period in 2008.  Interest expense associated with long-term FHLB advances increased $1.2 million, or 27.7%, while the average rate paid decreased to 3.56% for the three months ended September 30, 2009 when compared to 3.78% for the same period in 2008.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the nine months ended September 30, 2009 and 2008.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $138,000, or 14.1%, to $840,000 and $439,000, or 14.5% to $2.6 million for the three and nine months ended September 30, 2009, respectively, when compared to $978,000 and $3.0 million for the same periods in 2008, respectively, as a result of the decrease in the average yield during the three and nine months ended September 30, 2009 when compared to the same periods in 2008.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Nine Months Ended
	September 30, 2009			September 30, 2008
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,020,782	$55,505	7.27%	$980,076	$55,818	7.61%
Loans Held For Sale	4,202	116	3.69%	2,734	99	4.84%
Securities:
Investment Securities (Taxable)(4)	52,308	1,010	2.58%	47,105	1,377	3.90%
Investment Securities (Tax-Exempt)(3)(4)	156,416	8,091	6.92%	83,357	4,124	6.61%
Mortgage-backed and Related Securities (4)	1,277,781	47,988	5.02%	983,882	38,876	5.28%
Total Securities	1,486,505	57,089	5.13%	1,114,344	44,377	5.32%
FHLB stock and other investments, at cost	40,841	195	0.64%	29,108	656	3.01%
Interest Earning Deposits	24,371	121	0.66%	928	22	3.17%
Federal Funds Sold	5,248	17	0.43%	4,118	79	2.56%
Total Interest Earning Assets	2,581,949	113,043	5.85%	2,131,308	101,051	6.33%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,031			45,590
Bank Premises and Equipment	44,792			40,135
Other Assets	110,506			86,988
Less: Allowance for Loan Loss	(17,423)			(10,667)
Total Assets	$2,763,855			$2,293,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$65,110	352	0.72%	$56,863	545	1.28%
Time Deposits	669,069	12,597	2.52%	537,829	17,203	4.27%
Interest Bearing Demand Deposits	558,196	4,583	1.10%	492,051	8,132	2.21%
Total Interest Bearing Deposits	1,292,375	17,532	1.81%	1,086,743	25,880	3.18%
Short-term Interest Bearing Liabilities	182,310	3,355	2.46%	299,125	7,125	3.18%
Long-term Interest Bearing Liabilities – FHLB Dallas	625,964	16,958	3.62%	308,725	8,828	3.82%
Long-term Debt (5)	60,311	2,586	5.73%	60,311	3,025	6.70%
Total Interest Bearing Liabilities	2,160,960	40,431	2.50%	1,754,904	44,858	3.41%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	378,368			367,786
Other Liabilities	42,906			28,623
Total Liabilities	2,582,234			2,151,313

SHAREHOLDERS’ EQUITY (6)	181,621			142,041
Total Liabilities and Shareholders’ Equity	$2,763,855			$2,293,354
NET INTEREST INCOME		$72,612			$56,193
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.76%			3.52%
NET INTEREST SPREAD			3.35%			2.92%
(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $2,305 and $1,825 for the nine months ended September 30, 2009 and 2008, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $2,952 and $1,295 for the nine months ended September 30, 2009 and 2008, respectively.
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
(6)  Includes average equity of noncontrolling interest of $793 and $525 for the nine months ended September 30, 2009 and 2008, respectively.

Note: As of September 30, 2009 and 2008, loans totaling $16,690 and $6,192, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	September 30, 2009			September 30, 2008
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,021,251	$17,887	6.95%	$985,953	$18,630	7.52%
Loans Held For Sale	4,473	50	4.43%	2,099	29	5.50%
Securities:
Investment Securities (Taxable)(4)	46,463	402	3.43%	37,826	307	3.23%
Investment Securities (Tax-Exempt)(3)(4)	211,915	3,728	6.98%	76,646	1,291	6.70%
Mortgage-backed and Related Securities (4)	1,303,851	15,509	4.72%	1,119,217	14,883	5.29%
Total Securities	1,562,229	19,639	4.99%	1,233,689	16,481	5.31%
FHLB stock and other investments, at cost	39,544	43	0.43%	33,810	180	2.12%
Interest Earning Deposits	26,614	58	0.86%	530	2	1.50%
Federal Funds Sold	–	–	–	1,559	8	2.04%
Total Interest Earning Assets	2,654,111	37,677	5.63%	2,257,640	35,330	6.23%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,076			45,061
Bank Premises and Equipment	46,341			40,473
Other Assets	114,102			86,542
Less: Allowance for Loan Loss	(18,291)			(11,614)
Total Assets	$2,838,339			$2,418,102
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$66,903	99	0.59%	$58,646	188	1.28%
Time Deposits	711,740	3,999	2.23%	497,663	4,502	3.60%
Interest Bearing Demand Deposits	580,202	1,376	0.94%	511,599	2,567	2.00%
Total Interest Bearing Deposits	1,358,845	5,474	1.60%	1,067,908	7,257	2.70%
Short-term Interest Bearing Liabilities	194,157	1,020	2.08%	279,502	1,986	2.83%
Long-term Interest Bearing Liabilities – FHLB Dallas	601,446	5,402	3.56%	445,590	4,231	3.78%
Long-term Debt (5)	60,311	840	5.53%	60,311	978	6.45%
Total Interest Bearing Liabilities	2,214,759	12,736	2.28%	1,853,311	14,452	3.10%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	376,307			382,940
Other Liabilities	55,472			39,105
Total Liabilities	2,646,538			2,275,356

SHAREHOLDERS’ EQUITY (6)	191,801			142,746
Total Liabilities and Shareholders’ Equity	$2,838,339			$2,418,102
NET INTEREST INCOME		$24,941			$20,878
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.73%			3.68%
NET INTEREST SPREAD			3.35%			3.13%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $816 and $630 for the three months ended September 30, 2009 and 2008, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,462 and $440 for the three months ended September 30, 2009 and 2008, respectively.
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
(6)  Includes average equity of noncontrolling interest of $833 and $425 for the three months ended September 30, 2009 and 2008, respectively.

Note: As of September 30, 2009 and 2008, loans totaling $16,690 and $6,192, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income consists of revenue generated from a broad range of financial services and activities including deposit related fees such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs that we either provide or in which we participate.

Noninterest income was $43.8 million for the nine months ended September 30, 2009 compared to $27.6 million for the same period in 2008, an increase of $16.2 million, or 58.7%.  For the three months ended September 30, 2009, noninterest income was $12.5 million, compared to $7.6 million for the same period in 2008, an increase of $4.9 million, or 64.2%.  During the nine months ended September 30, 2009, we had gains on sale of AFS securities, net of impairment charges of $24.0 million compared to gains of $6.6 million for the same period in 2008.  Gains on AFS securities, net of impairment charges for the three months ended September 30, 2009 were $5.7 million compared to $822,000 for the same period in 2008.  The market value of the AFS securities portfolio at September 30, 2009 was $1.5 billion with a net unrealized gain on that date of $39.4 million.  The net unrealized gain is comprised of $45.7 million in unrealized gains and $6.3 million in unrealized losses.  The market value of the HTM securities portfolio at September 30, 2009 was $245.1 million with a net unrealized gain on that date of $7.5 million.  The net unrealized gain is comprised of $7.6 million in unrealized gains and $48,000 in unrealized losses.  We sold securities out of our AFS portfolio to accomplish ALCO and investment portfolio objectives aimed at repositioning a portion of the securities portfolio in an attempt to maximize the total return of the securities portfolio.  During the nine months of 2009, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities provided opportunities to restructure portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During the nine months ended September 30, 2009, we repositioned a portion of the mortgage-backed securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk and in doing so, increased the average coupon of this portfolio.  We believe the higher coupon has less funding risk should interest rates increase.  In addition, municipal securities purchased during a period of tremendous volatility in 2008 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  The level of security gains during the nine months ended September 30, 2009, are unlikely to be repeated in future quarters.

Deposit services income decreased $196,000, or 4.1%, and $828,000, or 6.0%, for the three and nine months ended September 30, 2009, respectively, when compared to the same period in 2008, primarily as a result of decreases in overdraft and NSF fee income.

Gain on sale of loans increased $153,000, or 64.0%, for the three months ended September 30, 2009, and decreased $277,000, or 17.9%, for the nine months ended September 30, 2009, when compared to the same periods in 2008.  This is a result of a decrease in the amount of loans sold during the nine months ended September 30, 2009 when compared to the same period in 2008 which included the sale of selected loans from automobile loans purchased by SFG at gains of $334,000 during 2008 and $6.2 million of student loans sold during the second quarter of 2008.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $17.8 million and $52.6 million for the three and nine months ended September 30, 2009, respectively, compared to $15.7 million and $44.3 million for the same periods in 2008, respectively, representing increases of $2.0 million, or 13.0%, and $8.2 million, or 18.5%, respectively.

Salaries and employee benefits expense increased $217,000, or 2.2%, and $3.6 million, or 13.2%, during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.  The increase for the three and nine months ended September 30, 2009, was primarily the result of increases in personnel associated with our overall growth and expansion, including SFG, an increase in health insurance expense and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $758,000, or 9.7%, and $3.2 million, or 14.2%, during the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.

Retirement expense, included in salary and benefits, decreased $885,000, or 53.5%, and $359,000, or 13.5%, for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008.  The decreases were related to a $1.2 million retirement agreement for the Chairman and Chief Executive Officer made during the three and nine months ended September 30, 2008 which was partially offset by an increase in the defined benefit plan during 2009 related primarily to the changes in the actuarial assumptions used to determine net periodic pension costs for 2009 when compared to 2008.  Specifically, the assumed long-term rate of return was 7.50% and the assumed discount rate decreased to 6.10%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased further, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $345,000, or 61.8%, and $770,000, or 37.6%, for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 due to increased health claims expense and plan administrative cost for the comparative period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2009.

Occupancy expense increased $252,000, or 17.4%, and $420,000, or 9.8%, for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 as a result of the opening of one branch during the third quarter of 2008 and another branch early third quarter 2009.

Equipment expense increased $126,000, or 38.5%, and $274,000, or 28.3%, for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 as a result of increases on equipment service contracts and bank growth.

Advertising, travel and entertainment increased $99,000, or 22.1%, and $142,000, or 10.1%, for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008 as a result of bank growth.

Director fees increased $34,000, or 25.4%, and $55,000, or 12.9%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to additional meetings and additional number of directors attending committee meetings during the comparable periods.

Supplies increased $53,000, or 26.4%, and $88,000, or 15.1%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to bank growth.

Professional fees increased $120,000, or 26.5%, and $418,000, or 33.7%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily as a result of increases in legal fees.

Postage increased $48,000, or 24.1%, and $62,000, or 11.0%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to bank growth.

Telephone and communications increased $139,000, or 51.5%, and $268,000, or 34.1%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to bank growth.

FDIC insurance increased $499,000, or 226.8%, and $2.5 million, or 362.2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  The increases were due to the FDIC finalizing a rule in December 2008 that raised the then-current assessment rates uniformly by 7 basis points for the 2009 assessment as well as a special second quarter assessment of approximately $1.3 million.  The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  The increases were also partly related to the additional 10 basis point assessment paid during 2009 on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

Other expenses increased $437,000, or 25.7%, and $264,000, or 5.3%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to an increase in losses on other real estate owned.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2009 was $14.5 million and $48.6 million, respectively, compared to $8.6 million and $28.0 million, respectively, for the same periods in 2008.

Income tax expense was $3.6 million and $13.0 million, respectively, for the three and nine months ended September 30, 2009, compared to $2.2 million and $7.4 million, respectively, for the three and nine months ended September 30, 2008.  The effective tax rate as a percentage of pre-tax income was 25.0%, and 26.8%, respectively, for the three and nine months ended September 30, 2009, compared to 26.2%, and 26.4%, respectively, for the three and nine months ended September 30, 2008.  The increase in the effective tax rate and income tax expense for the nine months ended September 30, 2009 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2008.

Net deferred tax liabilities totaled $2.6 million at September 30, 2009.  Net deferred tax assets totaled $2.9 million at December 31, 2008.  The net change in deferred taxes were primarily related to the increase in fair value of our securities portfolio.

Capital Resources

Our total shareholders' equity at September 30, 2009, was $202.7 million, representing an increase of $42.0 million from December 31, 2008, which represented 6.9% of total assets at September 30, 2009 compared to 5.9% of total assets at December 31, 2008.

Increases to our shareholders’ equity consisted of net income of $34.0 million, the issuance of $1.7 million in common stock (232,226 shares) through our incentive stock option and dividend reinvestment plans, with an increase in accumulated other comprehensive income of $12.2 million, which was partially offset by $6.0 million in dividends paid.

On April 9, 2009, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 28, 2009, and payable on May 14, 2009.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of September 30, 2009, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$243,545	19.01%	$102,473	8.00%	N/A	N/A
Bank Only	$235,730	18.40%	$102,471	8.00%	$128,089	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$227,440	17.76%	$51,237	4.00%	N/A	N/A
Bank Only	$219,625	17.15%	$51,236	4.00%	$76,854	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$227,440	8.15%	$111,586	4.00%	N/A	N/A
Bank Only	$219,625	7.88%	$111,510	4.00%	$139,387	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2009, these investments were 19.49% of total assets as compared to 19.52% at September 30, 2008.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There was $30.0 million of federal funds purchased at September 30, 2009.  At September 30, 2009, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $271.4 million, net of FHLB stock purchases required.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2009, the SFG loans totaled approximately $74.2 million.  We look forward to the possibility that our loan growth will accelerate in the future as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of September 30, 2009 increased $28.3 million, or 2.9%, and the average loan balance was up $40.7 million, or 4.2%, when compared to the same period in 2008.

Our market areas have not, to date, experienced the level of downturn in the economy and real estate prices that other areas of the country have experienced.  However, we have noticed some weakening conditions and have strengthened our underwriting standards, especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	September 30,	December 31,	September 30,
	2009	2008	2008
	(in thousands)
Real Estate Loans:
Construction	$87,976	$120,153	$99,235
1-4 Family Residential	233,172	238,693	244,988
Other	208,187	184,629	185,248
Commercial Loans	162,378	165,558	165,929
Municipal Loans	144,450	134,986	118,568
Loans to Individuals	179,561	178,530	173,407
Total Loans	$1,015,724	$1,022,549	$987,375

Real estate loans – Other, which are comprised primarily of commercial real estate loans increased $23.6 million, or 12.8% to $208.2 million for the nine month period ended September 30, 2009 from $184.6 million at December 31, 2008, and $22.9 million, or 12.4%, from $185.2 million at September 30, 2008.  The increase for the nine month period is primarily due to construction loans transferred into permanent loans.

Municipal loans increased $9.5 million, or 7.0%, to $144.5 million for the nine month period ended September 30, 2009 from $135.0 million at December 31, 2008, and $25.9 million, or 21.8%, from $118.6 million at September 30, 2008.  Loans to individuals, which includes SFG loans, increased $1.0 million, or 0.6%, to $179.6 million for the nine month period ended September 30, 2009 from $178.5 million at December 31, 2008, and $6.2 million, or 3.5%, from $173.4 million at September 30, 2008.

Construction loans decreased $32.2 million, or 26.8%, to $88.0 million for the nine month period ended September 30, 2009 from $120.2 million at December 31, 2008, and $11.3 million, or 11.3%, from $99.2 million at September 30, 2008, primarily as a result of construction loans transferred to permanent loans and loans transferred into the other real estate category.  Our 1-4 family residential mortgage loans decreased $5.5 million, or 2.3%, to $233.2 million for the nine month period ended September 30, 2009 from $238.7 million at December 31, 2008, and $11.8 million, or 4.8%, from $245.0 million at September 30, 2008 due to the economic conditions surrounding residential real estate during this period.  Commercial loans decreased $3.2 million, or 1.9%, to $162.4 million for the nine month period ended September 30, 2009 from $165.6 million at December 31, 2008, and $3.6 million, or 2.1%, from $165.9 million at September 30, 2008.

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

As of September 30, 2009, our review of the loan portfolio indicated that a loan loss allowance of $18.4 million was adequate to cover probable losses in the portfolio.

For the three and nine months ended September 30, 2009, loan charge-offs were $3.9 million and $9.0 million and recoveries were $528,000 and $1.4 million, resulting in net charge-offs of $3.3 million and $7.6 million, respectively.  For the three and nine months ended September 30, 2008, loan charge-offs were $2.3 million and $6.7 million, and recoveries were $509,000 and $1.5 million, resulting in net charge-offs of $1.7 million and $5.2 million, respectively.  The increase in net charge-offs was related to the weakening economic conditions.  The necessary provision expense was estimated at $3.0 million and $10.0 million, for the three and nine months ended September 30, 2009, compared to $3.2 million and $8.3 million for the comparable periods in 2008, respectively. The increase in provision expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily a result of the increase in nonperforming loans and the loan portfolio, including the investment in the automobile loan portfolios of SFG.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.

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

The following table sets forth nonperforming assets for the periods presented:

	At September 30, 2009	At December 31, 2008	At September 30, 2008

		(in thousands)
		(unaudited)

Nonaccrual loans	$16,690	$14,289	$6,192
Loans 90 days past due	1,065	593	1,320
Restructured loans	2,273	148	158
Other real estate owned	2,331	318	549
Repossessed assets	848	433	342
Total Nonperforming Assets	$23,207	$15,781	$8,561

	At September 30, 2009	At December 31, 2008	At September 30, 2008

		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.64%	1.40%	0.63%
Allowance for loan losses to nonaccruing loans	110.52	112.76	208.79
Allowance for loan losses to nonperforming assets	79.48	102.10	151.01
Allowance for loan losses to total loans	1.82	1.58	1.31
Nonperforming assets to total assets	0.79	0.58	0.34
Net charge-offs to average loans	1.00	0.74	0.70

Total nonperforming assets at September 30, 2009 were $23.2 million, an increase of $7.4 million, or 47.1%, from $15.8 million at December 31, 2008 and an increase of $14.6 million, or 171.1%, from $8.6 million at September 30, 2008.  In general, the increasing trend in nonperforming assets is reflective of current weak economic conditions.

From December 31, 2008 to September 30, 2009, nonaccrual loans increased $2.4 million, or 16.8%, to $16.7 million and from September 30, 2008, increased $10.5 million, or 169.5%.  Of the total nonaccrual loans at September 30, 2009, 5.2% are residential real estate loans, 8.4% are commercial real estate loans, 12.3% are commercial loans, 41.2% are loans to individuals, primarily SFG automobile loans, and 32.9% are construction loans.  Loans 90 days or more past due increased $472,000, or 79.6%, to $1.1 million at September 30, 2009 from $593,000 at December 31, 2008 and decreased $255,000, or 19.3%, from $1.3 million at September 30, 2008.  Restructured loans increased $2.1 million, or 1435.8%, to $2.3 million at September 30, 2009 from $148,000 at December 31, 2008 and $2.1 million, or 1338.6%, from $158,000 at September 30, 2008.  The increase in restructured loans was attributable to SFG automobile loan pools.  OREO increased $2.0 million, or 633.0%, to $2.3 million at September 30, 2009 from $318,000 at December 31, 2008 and increased $1.8 million, or 324.6%, from $549,000 at September 30, 2008.

Most of the OREO at September 30, 2009, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets increased $415,000, or 95.8%, to $848,000 at September 30, 2009 from $433,000 at December 31, 2008 and $506,000, or 148.0%, from $342,000 at September 30, 2008.  The increase in repossessed assets at September 30, 2009 was attributable to SFG automobile loan pools.

Expansion

During July 2009, we opened a full service branch in Gresham, Texas, just south of Tyler, replacing a loan production office we have operated for several years in close proximity.  We are in the process of building a full service branch on the west side of Tyler on Highway 64, which we anticipate will open during the first half of 2010.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the first half of 2010.  We continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 1.64% and 3.90%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.66% and 14.29%, respectively, relative to the base case over the next 12 months.  As of September 30, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.13% and 0.42%, respectively, relative to the base case over 12 months, while a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.45% and a decrease of 200 basis points would result in a negative variance in net income of 4.37% relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position for us.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor our gap position along with other liquidity ratios.  In addition, as described above, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to minimize the change in net interest income under these various interest rate scenarios.

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

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at September 30, 2009 such litigation is not material to our financial position or results of operations.

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

Not Applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.                   OTHER INFORMATION

Not Applicable.

ITEM 6.                   EXHIBITS

Exhibit No.

3 (a)	–	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed dated April 20, 2009, and incorporated herein by reference).

3 (b)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

3(b)(i)	–
Amendment No. 1 to the Amended and Restated Bylaws of Southside Bancshares, Inc effective August 27, 2009 (filed as Exhibit 3.1 to the Registrant’s Form 8-K/A, filed September 10, 2009, and incorporated herein by reference).

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

DATE: November 6, 2009

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Executive Vice President
and Chief Financial Officer (Principal Financial
and Accounting Officer)

DATE: November 6, 2009

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