Form 10-K
period 2009-12-31
SOUTHSIDE BANCSHARES INC
filed 2010-03-05
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                                                                                     Accelerated filer  [✓]
Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                      Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $292,579,158.

As of February 12, 2010, 14,988,726 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 15, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
INDEX TO EXHIBITS
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside of which FWNB was a wholly-owned subsidiary.  “SFG” refers to Southside Financial Group, LLC of which Southside owns a 50% interest and consolidates for financial reporting.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Information” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

    Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  The Tyler metropolitan area has a population of approximately 198,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.

    At December 31, 2009, our total assets were $3.02 billion, total loans were $1.03 billion, deposits were $1.87 billion, and total equity was $202.2 million.  For the years ended December 31, 2009 and 2008, our net income was $44.4 million and $30.7 million, respectively, and diluted earnings per common share were $2.96 and $2.06, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).

    We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and non-profit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

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

    We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment, management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2009, our trust department managed approximately $657 million of trust assets.

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

RECENT DEVELOPMENTS

    During July 2009, we opened a full service branch in Gresham, Texas, just south of Tyler, replacing a loan production office we have operated for several years in close proximity.  We are in the process of building a full service branch on the west side of Tyler on Highway 64, which we anticipate will open during the second half of 2010.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the second half of 2010.  We are also in the process of opening a full service bank in a leased space in a grocery store in Tyler, Texas.  It is anticipated to open during the second quarter of 2010.  We continue to explore opportunities to expand into either additional grocery store or traditional branch locations.  During the fourth quarter of 2009, we completed a core banking computer system conversion.  This new system should provide for our core computer system needs for many years.

MARKET AREA

    We consider our primary market area to be all of Smith, Gregg, Tarrant, Travis, Cherokee, Anderson, Kaufman, Henderson and Wood Counties in Texas, and to a lesser extent, portions of adjoining counties.  Our expectation is that our presence in all of the market areas we serve should continue to grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully.

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

    We serve our markets through 45 banking centers, 18 of which are located in grocery stores.  The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.

    We also maintain 12 motor bank facilities.  Our customers may also access various banking services through our 48 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

    The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last twenty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Beginning in the fourth quarter of 2008, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009, our market areas experienced the effects of the housing-led slowdown that impacted the other regions of the United States.  Some economists believe the national recession ended in the latter part of 2009.  However, we are well aware that any economic recovery could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

    The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2009, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas.  Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.

EMPLOYEES

    At February 12, 2010, we employed approximately 560 full time equivalent persons.  None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2009 and as of February 12, 2010 were as follows:

B. G. Hartley (Age 80), Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. since 1983.  He also serves as Chairman of the Board and Chief Executive Officer of Southside Bank, having served in these capacities since Southside Bank's inception in 1960.

Sam Dawson (Age 62), President, Secretary and Director of Southside Bancshares, Inc. since 1998.  He also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 78), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 58), Senior Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 53), Senior Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and of Southside Bank in 1984.

Michael Coogan (Age 50), Executive Vice President and Treasurer of Southside Bank.  He became an officer of Southside Bank in 2009.

    All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

    Banking is a complex, highly regulated industry.  As bank holding companies under federal law, Southside Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Southside Delaware Financial Corporation, (collectively, the “Holding Companies”) are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the Texas Department of Banking (“TDB”), as its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund (“DIF”) and the public rather than our shareholders and creditors.

    The earnings of Southside Bank and, therefore, the earnings of the Holding Companies, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Proposals to change the laws and regulations applicable to us are frequently introduced at both the federal and state levels.  Current proposals include an extensive restructuring of the regulatory framework within which we operate.  The likelihood, timing, and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.

Holding Company Regulation

    As bank holding companies regulated under the Bank Holding Company Act of 1956 (“BHCA”), as amended, the Holding Companies are registered with and subject to regulation, supervision and examination by the Federal Reserve.  The Holding Companies are required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Holding Companies.

   Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

o	factoring accounts receivable;

o	making, acquiring, brokering or servicing loans and usual related activities;

o	leasing personal or real property;

o	operating a nonbank depository institution, such as a savings association;

o	performing trust company functions;

o	conducting financial and investment advisory activities;

o	conducting discount securities brokerage activities;

o	underwriting and dealing in government obligations and money market instruments;

o	providing specified management consulting and counseling activities;

o	performing selected data processing services and support services;

o	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

o	performing selected insurance underwriting activities.

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

    Under the BHCA, a bank holding company meeting certain eligibility requirements may elect to become a “financial holding company.”  A financial holding company and companies under its control may engage in activities that are “financial in nature,” as defined by the Gramm-Leach-Bliley Act (“GLBA”) and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries.  Financial activities specifically include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.  Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the Treasury Department, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities.  The Holding Companies have not sought financial holding company status.  However, there can be no assurance that they will not make such an election in the future.  If the Holding Companies were to elect financial holding company status, Southside Bank and any other insured depository institution controlled by the Holding Companies would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.

The agencies’ risk-based guidelines define a three-tier capital framework.  Tier 1 capital principally consists of shareholder’s equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, non-financial equity investments and other items that are required to be deducted by the Federal Reserve.  Perpetual, non-cumulative preferred stock, certain trust-preferred securities, and certain minority interests in consolidated subsidiaries also may be included in Tier 1 capital.  Tier 2 capital principally consists of perpetual and trust preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of term-subordinated debt, intermediate-term preferred stock, and, subject to limitations, general allowances for loan and lease losses, and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.

Risk-based capital ratios are calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk.  Under these risk-based capital requirements, the Holding Companies and Southside Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engage in trading activities, we are required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.  Any capital required to be maintained under these provisions may consist of Tier 3 capital.

Each of the federal bank regulatory agencies, including the Federal Reserve and the FDIC, also have established minimum leverage capital requirements for the banking organizations they supervise.  These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%.  Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio equal to 100 to 200 basis points above this stated minimum.  Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  The Federal Reserve also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

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

Increases in regulatory capital requirements appear to be likely, but the federal regulators have not identified specific increases.  In September 2009, the Treasury Department released a set of principles for financial regulatory reform, including a general recommendation for increased capital for banks and bank holding companies across the board (with even higher requirements for systemically risky banking organizations).  In December 2009, the Basel Committee on Board Supervision issued proposals for regulatory capital changes, including greater emphasis on common equity as a component of Tier 1 capital.  Both sets of proposals also recommend enhanced leverage and liquidity requirements.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of the Company and Southside Bank as of December 31, 2009, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Southside Bancshares, Inc.	Southside Bank

Risk-based capital ratios:

Tier 1 Capital (1)	4.0%	6.0%	17.87%	17.69%

Total risk-based capital (2)	8.0	10.0	19.12	18.94

Tier 1 leverage ratio (3)	4.0	5.0	8.03	7.95

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

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  See also Bank Regulation - Prompt Corrective Action.

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

Change in Control.  Subject to certain exceptions, under the BHCA and the Change in Bank Control Act (“CBCA”), and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution, must give 60 days prior notice to the appropriate federal banking agency.  With respect to the Holding Companies, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.

On September 22, 2008, the Federal Reserve issued a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including that the acquiring investor does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

Acquisitions.  The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company or (iii) in order to merge or consolidate with another bank holding company.

Regulatory Examination.  Federal and state banking agencies require the Holding Companies and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Holding Companies and any nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.

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

Brokered Deposits.  Southside Bank also may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification.  Only “well capitalized” banks are permitted to accept, renew or roll over brokered deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  Undercapitalized banks generally may not accept, renew or roll over brokered deposits.

Loans to One Borrower.  Under Texas law, without the approval of the TDB and subject to certain limited exceptions, the maximum aggregate amount of loans that Southside Bank is permitted to make to any one borrower is 25% of Tier 1 capital.

Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Holding Companies, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc., and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors.

Deposit Insurance.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  In February 2009, the FDIC adopted a long-term DIF restoration plan, as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from 0.40% to 1.15% within seven years. Banks in the best risk category, paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009, partially up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC adopted a final rule imposing a special emergency assessment to all financial institutions of 5 basis points of insured deposits as of June 30, 2009. Our special emergency assessment totaled $1.3 million and was collected on September 30, 2009.  Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In December 2009, we paid $9.9 million in prepaid risk-based assessments, which included $625,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010 and is included in deposit insurance expense for 2009.  The remaining $9.3 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments are set quarterly, and in 2009 ranged from 114 basis points in the first quarter to 102 basis points in the fourth quarter.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC will fully guarantee funds deposited in noninterest bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate.  In conjunction with the increased deposit insurance coverage, insurance assessments also increase.  Southside Bank has not opted out of the Temporary Liquidity Guarantee Program.  In May 2009, the FDIC deposit insurance limits provision which was set to expire on December 31, 2009 was extended until December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

Capital Adequacy.  See Holding Company Regulation – Capital Adequacy.

   Prompt Corrective Action.  The Federal Deposit Insurance Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).  FDICIA requires the federal banking agencies, including the FDIC, to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  Under such systems, federal banking regulators are required to rate insured depository institutions on the basis of the five capital categories described.  The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, as the classification of a bank or thrift deteriorates.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee the bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  The Bank currently meets the criteria for “well-capitalized.”

    Within the “prompt corrective action” regulations, the federal banking agencies also have established procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

   Dividends.  All dividends paid by Southside Bank are paid to the Company, as the sole indirect shareholder of Southside Bank, through Southside Delaware Financial Corporation.  The ability of Southside Bank, as a Texas state bank, to pay dividends is restricted under federal and state law and regulations.  As an initial matter, the FDICIA and the regulations of the FDIC generally prohibit an insured depository institution from making a capital distribution (including payment of dividend) if, thereafter, the institution would not be at least adequately capitalized.  Under Texas law, Southside Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses.

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

Section 23B, among other things, prohibits a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.  Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates.

Anti-Tying Regulations.  Under the BHCA and Federal Reserve’s regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these products or services on the condition that either: (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer not obtain credit, property, or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products.  Also, certain foreign transactions are exempt from the general rule.

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

    The FDIC has adopted regulations under the Reigle-Neal Act to prohibit an out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.  These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

Consumer Protection Regulation.  The activities of Southside Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve, governing disclosure of deposit account terms to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

In October 2009, the federal banking agencies issued additional guidance on real estate lending that emphasizes these considerations.

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

The USA Patriot Act and the related FinCEN regulations impose certain requirements with respect to financial institutions, including the following:

•	establishment of anti-money laundering programs, including adoption of written procedures and an ongoing employee training program, designation of a compliance officer and auditing of the program;

•
establishment of a program specifying procedures for obtaining information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•
establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering, and for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	prohibitions on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks;

•	filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and

•	requirements that bank regulators consider bank holding company or bank compliance in connection with merger or acquisition transactions.

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

    In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having non-public customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Regulatory Examination.  See Holding Company Regulation.

Enforcement Authority.  Southside Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years.  Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance.  When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency.  The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

Governmental Monetary Policies.  The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve.  Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve.  These monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  Recently, in response to the financial crisis, the Federal Reserve has established several innovative programs to stabilize certain financial institutions and to ensure the availability of credit.  The nature of future monetary policies and the effect of such policies on Southside Bank’s future business and earnings, therefore, cannot be predicted accurately.

Capital Purchase Program.  Under Title I of the Emergency Economic Stabilization Act (“EESA”) enacted in October 2008, as amended by the America Recovery and Reinvestment Act (“ARRA”) in February 2009, the U.S. Treasury Department (“Treasury”) established the Troubled Asset Relief Program (“TARP”), which includes the Capital Purchase Program (“CPP”).  Under the CPP, the Treasury, upon application by a bank holding company and approval by the Federal Reserve Board and the primary federal regulator of the subsidiary bank or banks, purchased senior preferred stock from the company.  Because of our sound financial condition and the conditions that are or may be imposed on use of the CPP funds or on the institutions that received CPP funds, we chose not to apply for such funds.

   Evolving Legislation and Regulatory Action.  Proposals for new statutes and regulations are frequently circulated, and may include wide-ranging changes to the structures, regulations and competitive relationships of financial institutions.  In December 2009, the House of Representatives approved legislation that would make wide-ranging changes to the framework and substance of federal bank regulation, and the U.S. Senate is now considering comparable regulation.  If approved, the proposed legislation could substantially change the financial institution regulatory system and expand or contract the powers of banking institutions and bank holding companies.  Such legislation may change existing bank statutes and regulations, as well as our current operating environment significantly.  Specifically, the Federal Reserve’s regulation of bank holding companies may increase and a new consumer protection agency may be created that would oversee the retail business of banks.  We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

RISKS RELATED TO OUR BUSINESS

We are subject to an economic environment that continues to pose significant challenges for us and could adversely affect our financial condition and results of operations.

    We continue to operate in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the effects of the national economic recession and any residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increase in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power;

•
decrease in the credit quality of our non U.S. Government and non U.S. Agency investment securities, especially our trust preferred, corporate and municipal securities, could adversely affect our financial condition and results of operations;

•	an adverse or unfavorable resolution of the Fannie Mae or Freddie Mac receivership could adversely affect our financial condition and results of operation; and

•
decrease in the real estate values subject to ad-valorem taxes by municipalities that impact the municipalities ability to repay its debt, could adversely affect our municipal loans or debt securities and adversely affect our financial condition and results of operations.

We continue to face market volatility, which could adversely impact our results of operations and access to capital.

    The capital and credit markets have been experiencing volatility and disruption for more than two years.    While volatility in, and disruption of, these markets no longer remain at unprecedented levels, in some cases, the markets have produced downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

Since 2008, various legislative and regulatory actions have been implemented in response to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs are beginning to expire.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, Treasury announced that it will extend TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  Treasury has stated that any new TARP commitments in 2010 will be limited to the purposes of foreclosure mitigation, stabilizing the housing market, and providing capital to small and community banks as a source of credit for businesses.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.  The Federal Reserve will begin to sell off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market.

We cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

We are subject to interest rate risk.

    Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, changes in interest rates, changes in the yield curve, changes in market risk spreads, or a prolonged inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our ability to originate loans and obtain deposits;

•	our ability to retain deposits in a rising rate environment;

•	net interest rate spreads and net interest rate margins;

•	our ability to enter into instruments to hedge against interest rate risk;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our loan and mortgage-backed securities portfolio.

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

Our interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the successful implementation of our balance sheet and leverage strategy.

    We implemented a balance sheet and leverage strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet and leverage strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse market value changes to the investment and Agency mortgage-backed and related securities, adverse changes in the market liquidity of our Agency mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the leverage program.  If our balance sheet and leverage strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet and Leverage Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a further decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

    A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2009, approximately 51.8% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008 and 2009, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has continued to result in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

We have a high concentration of loans directly related to the medical community in our market area, primarily in Smith and Gregg counties.  A negative change adversely impacting the medical community, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

    A significant portion of our loan portfolio is dependent on the medical community.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.  However, changes in the amount the government pays the medical community through the various government health insurance programs could adversely impact the medical community, which in turn could result in higher default rates by borrowers in the medical industry.  Healthcare reform or increased regulation of the medical community could also negatively impact profitability and cash flow in the medical community.  It is likely that, should there be any significant adverse impact to the medical community, our profitability and financial condition would also be adversely impacted.

Our allowance for probable loan losses may be insufficient.

    We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.  See the section captioned “Loan Loss Experience and Allowance for Loan Losses” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for probable loan losses.

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

We are subject or may become subject to extensive government regulation and supervision.

    Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  Additionally, proposed legislation affecting the regulation of banking institutions may be enacted in 2010, but the specific terms of such legislation are difficult to foresee.  While we cannot predict the regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 15 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may become subject to increased regulatory capital changes.

    In September 2009, the Treasury recommended, among other things, that regulatory capital requirements for all banks be increased.  The federal bank regulators and Congress have discussed changes in the capital rules as well.  Although it is uncertain whether any changes will be made, any such changes likely would result in higher capital requirements which would affect our asset portfolios and financial performance.

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

    Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 15 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may not be able to access capital on favorable terms, including cost of funds.

    The availability and cost of funds may increase as a result of general economic conditions, increased interest rates and competitive pressures and we may be unable to obtain funds on terms that are favorable to us.  We chose not to participate in the CPP, which was effectively closed in December 2009, and in the future if we need to obtain additional funds, we may not be able to obtain them on terms as favorable to us as they may have been had we participated in the CPP.  If we are unable to obtain funds, we could be restricted in our ability to extend credit, and may not be able to obtain sufficient funds to support growth through branching or acquisition initiatives.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

    On September 4, 2003, we issued $20.6 million of floating rate junior subordinated debentures in connection with a $20.0 million trust preferred securities issuance by our subsidiary, Southside Statutory Trust III.  These junior subordinated debentures mature in September 2033.  On August 8 and 10, 2007, we issued $23.2 million and $12.9 million, respectively, of five-year fixed rate converting to floating rate thereafter, junior subordinated debentures in connection with $22.5 million and $12.5 million, respectively, trust preferred securities issuances by our subsidiaries Southside Statutory Trust IV and V, respectively.  Trust IV matures October 2037 and Trust V matures September 2037.  As part of the acquisition of FWBS on October 10, 2007, we assumed $3.6 million of floating rate junior subordinated debentures issued to Magnolia Trust Company I in connection with $3.5 million of trust preferred securities issued in 2005 that matures in 2035.

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

Dramatic declines in the housing market during the past few years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management and our investment committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our investment committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales or securitizations of loans, our ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Southside Bank also can borrow from the Federal Reserve’s discount window.

We have historically had access to a number of alternative sources of liquidity, but given the volatility in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; there may not be a market for the issuance of additional trust preferred securities; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas;

•	48 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 18 grocery stores, two lending centers and two full service branches in leased office space in the following locations:

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

    We are in the process of building a full service branch at 3815 State Highway 64 West, Tyler, Texas, which we anticipate will open during the second half of 2010.  In addition, we are building a new facility adjacent to our headquarters at 1305 South Beckham, Tyler, Texas, which will house our Trust department.  It is anticipated to be completed during the second half of 2010.  We are also in the process of opening a full service bank in a leased space in a grocery store in Tyler, Texas.  It is anticipated to open during the second quarter of 2010.  We will continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

    Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  The high/low prices shown below represent the daily weighted average prices on the NASDAQ Global Select Market for the period from January 1, 2008 to December 31, 2009.  During the second quarter of 2009 and the first quarter of 2008, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2009	$21.98 – 13.26	$25.22 – 18.38	$25.31 – 20.52	$22.45 – 19.81
December 31, 2008	$21.88 – 17.21	$23.22 – 17.55	$24.28 – 14.81	$23.36 – 18.13

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 12, 2010.

DIVIDENDS

    Cash dividends declared and paid were $0.75 and $0.60 per share for the years ended December 31, 2009 and 2008, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2009, 2008 and 2007.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2009	$0.13	$0.14	$0.14	$0.34
December 31, 2008	$0.12	$0.13	$0.16	$0.19

STOCK-BASED COMPENSATION PLANS

    Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2009, is presented in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.  Additional information regarding stock-based compensation plans is presented in “Note 13  – Employee Benefits" to our consolidated financial statements included in this report.

UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER SECURITY REPURCHASES

During 2009, we did not approve any additional funding for our stock repurchase plan.  No common stock was purchased during the fourth quarter ended December 31, 2009.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Southside Bancshares, Inc.	100.00	94.90	129.60	110.83	137.41	124.92
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Southside Bancshares Peer Group 2009*	100.00	105.93	117.16	101.94	101.63	105.43

*Southside Bancshares Peer Group 2009 contains the following Texas banks: Cullen/Frost Bankers, Inc., First Financial Bankshares, Inc., International Bancshares Corporation, MetroCorp Bancshares, Inc., Prosperity Bancshares, Inc., Sterling Bancshares, Inc., Texas Capital Bancshares, Inc. and Encore Bancshares, Inc.

Source : SNL Financial LC, Charlottesville, VA © 2010

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2009.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report. Please refer to “Item 1. Business” for a discussion of our acquisition of FWBS in 2007.

	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$266,553	$278,856	$110,403	$100,303	$121,240

Mortgage-backed and Related Securities	$1,480,847	$1,183,800	$917,518	$869,326	$821,756

Loans, Net of Allowance for Loan Losses	$1,013,680	$1,006,437	$951,477	$751,954	$673,274

Total Assets	$3,024,288	$2,700,238	$2,196,322	$1,890,976	$1,783,462

Deposits	$1,870,421	$1,556,131	$1,530,491	$1,282,475	$1,110,813

Long-term Obligations	$592,830	$715,800	$146,558	$149,998	$229,032

Income Statement Data:

Interest & Deposit Service Income	$162,822	$154,571	$123,021	$112,434	$94,275

Net Income attributable to Southside Bancshares, Inc.	$44,396	$30,696	$16,684	$15,002	$14,592

Per Share Data:

Earnings Per Common Share:

Basic	$2.98	$2.10	$1.16	$1.06	$1.05

Diluted	$2.96	$2.06	$1.12	$1.02	$1.00

Cash Dividends Paid Per Common Share	$0.75	$0.60	$0.50	$0.47	$0.46

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2009, 2008, and 2007 and financial condition as of December 31, 2009 and 2008.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," "appear," "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," "plans," "potential," and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  See “Item 1. Business” and this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•
general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential, real estate, construction and development, credit and liquidity markets, which could cause an adverse change in the Company’s net interest margin, or a decline in the value of the Company’s assets, which could result in realized losses;

•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the Federal Reserve’s actions with respect to interest rates and other regulatory responses to current economic conditions;

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;

•	adverse changes in the credit portfolio of other U. S. financial institutions relative to the performance of certain of our investment securities;

•	impact of future legislation including but not limited to the financial reform legislation being considered and additional increases in depositors insurance premiums due to FDIC regulation changes;

•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;

•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	increases in the Company’s nonperforming assets;

•	the Company’s ability to maintain adequate liquidity to fund its operations and growth;

•	failure of assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

    Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

    Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the conditions of the various markets in which collateral may be sold all may affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of December 31, 2009, our review of the loan portfolio indicated that a loan loss allowance of $19.9 million was adequate to cover probable losses in the portfolio.

    Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or our estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

At September 30, 2008 and continuing at December 31, 2009, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to primarily rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at December 31, 2009 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and  will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

    Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in  “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or held to maturity (“HTM”) are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the non credit portion to other comprehensive income.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At December 31, 2009 we have, in AFS Other Stocks and Bonds, $3.0 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2009 for the TRUPs is approximately $270,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no other securities in our investment and mortgage-backed securities portfolio at December 31, 2009 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2009.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.0 million at December 31, 2009 and the non credit charge to other comprehensive income was estimated at $2.7 million.  Therefore, the carrying amount of the TRUPs was written down with $3.0 million recognized in earnings as of December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

    Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2009.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2009, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.1%; a long-term rate of return on Plan assets of 7.5%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

OVERVIEW

OPERATING RESULTS

    During the year ended December 31, 2009, our net income increased $13.7 million, or 44.6%, to $44.4 million, from $30.7 million for the same period in 2008.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense.  The increase in noninterest income driven primarily by gain on sale of AFS securities that are non-recurring was offset by an increase in noninterest expense due primarily to increases in salaries and employee benefits due to our overall growth and expansion.  Earnings per diluted share increased $0.90, or 43.7% to $2.96, for the year ended December 31, 2009, from $2.06 for the same period in 2008.

During the year ended December 31, 2008, our net income increased $14.0 million, or 84.0%, to $30.7 million, from $16.7 million for the same period in 2007.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense.  The increase in noninterest income driven primarily by gain on sale of AFS securities that are non-recurring was offset by an increase in noninterest expense due primarily to increases in salaries and employee benefits due to the acquisition of FWBS during the fourth quarter of 2007 and an interest in SFG in the third quarter of 2007 as well as normal salary increases and new employees. Earnings per diluted share were $2.06 and $1.12, respectively, for the years ended December 31, 2008 and 2007.

FINANCIAL CONDITION

    Our total assets increased $324.1 million, or 12.0%, to $3.02 billion at December 31, 2009 from $2.70 billion at December 31, 2008.  The increase was attributable to growth in our investment and mortgage-backed securities as well as loan growth.  At December 31, 2009, loans were $1.03 billion compared to $1.02 billion at December 31, 2008.  Our securities portfolio increased by $284.7 million, or 19.5%, to $1.75 billion as compared to $1.46 billion at December 31, 2008.  The increase in our securities was comprised entirely of U.S. Agency mortgage-backed and related securities and municipal securities.  Our increase in loans and securities was funded by increases in deposits.

    Our nonperforming assets at December 31, 2009 increased to $23.5 million, and represented 0.78% of total assets, compared to $15.8 million, or 0.58%, of total assets at December 31, 2008.  Nonaccruing loans increased to $18.6 million and the ratio of nonaccruing loans to total loans increased to 1.80% at December 31, 2009 as compared to $14.3 million and 1.40% at December 31, 2008.  Other Real Estate Owned (“OREO”) increased to $1.9 million at December 31, 2009 from $318,000 at December 31, 2008.  Loans 90 days past due at December 31, 2009 decreased to $323,000 compared to $593,000 at December 31, 2008.  Repossessed assets increased to $654,000 at December 31, 2009 from $433,000 at December 31, 2008.  Restructured performing loans at December 31, 2009 increased to $2.0 million compared to $148,000 at December 31, 2008.

    Our deposits increased $314.3 million to $1.87 billion at December 31, 2009 from $1.56 billion at December 31, 2008.  The increase was primarily due to branch expansion, increased market penetration, an increase in public funds deposits and an increase in brokered CDs issued.  During 2009, our public funds deposits increased $164.1 million.  During 2009 brokered deposits increased $91.2 million.  Our deposits, net of brokered deposits, increased $223.0 million.  Due to the increase in securities and loans and increase in brokered deposits during 2009, FHLB advances decreased $30.0 million to $854.9 million at December 31, 2009, from $884.9 million at December 31, 2008.  Short-term FHLB advances increased $93.0 million to $322.4 million at December 31, 2009 from $229.4 million at December 31, 2008.  Long-term FHLB advances decreased $123.0 million to $532.5 million at December 31, 2009 from $655.5 million at December 31, 2008.  During 2009, we issued long-term brokered CDs for our long-term funding needs as the overall costs were less than similar FHLB advances at that time.  Other borrowings at December 31, 2009 and 2008 totaled $76.4 million and $72.8 million, respectively, and at December 31, 2009 consisted of $16.1 million of short-term borrowings and $60.3 million of long-term debt.

Assets under management in our trust department increased during 2009 and were approximately $657 million at December 31, 2009 compared to $628 million at December 31, 2008.

    Shareholders’ equity at December 31, 2009 totaled $201.8 million compared to $160.6 million at December 31, 2008.  The increase primarily reflects the net income of $44.4 million recorded for the year ended December 31, 2009, and the common stock issued of $2.3 million as a result of our incentive stock option and dividend reinvestment plans, an increase in the accumulated other comprehensive income of $5.3 million, all of which were partially offset by the payment of cash dividends to our shareholders of $11.1 million.  The increase in accumulated other comprehensive income is comprised of an increase of $2.7 million, net of tax, in unrealized gain on securities, net of reclassification adjustment and an increase of $2.7 million, net of tax, related to the change in the funded status of our defined benefit plan.  See “Note 3 – Comprehensive Income” to our consolidated financial statements included in this report.

During the fourth quarter of 2008 as oil prices declined significantly and consumers all across the United States were impacted more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009 the economy in our market areas reflected the effects of the housing led economic slowdown impacting other regions of the United States.  Some economists believe the national recession ended in the latter part of 2009, however we are well aware any economic recovery could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk.

BALANCE SHEET AND LEVERAGE STRATEGY

    We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered certificates of deposit (“CDs”). These funds are invested primarily in U. S. Agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U. S. Agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U. S. Agency mortgage-backed securities and to a lesser extent municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

    Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage due to the flat to inverted yield curve and tight volatility spreads during that time period.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, due to the extraordinary volatility in the capital markets.

    The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.  During 2009, as credit and volatility spreads tightened in the face of a steepening interest rate yield curve, we repositioned a portion of the mortgage-backed and municipal securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk.  The net result of the repositioning of these securities portfolio was an increase in the average coupon of our mortgage-backed securities at December 31, 2009 of approximately 0.20%, or 20 basis points, when compared to December 31, 2008.  The resulting gains on the sale of securities may not be repeated in future quarters.  During 2009, we purchased premium mortgage-backed and municipal securities which more than offset the amount sold or maturing.  The net result was an increase of $284.7 million in our investment and U.S. Agency mortgage-backed securities to $1.75 billion at December 31, 2009, from $1.46 billion at December 31, 2008.  At December 31, 2009, securities as a percentage of assets increased to 57.8%, when compared to 54.2% at December 31, 2008.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at December 31, 2009 decreased 3.4%, or $30.0 million, to $854.9 million from $884.9 million at December 31, 2008 primarily as a result of an increase in deposits, including brokered CDs.  As of December 31, 2009 we had $131.2 million in brokered CDs of which approximately $121.3 million are long-term. All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $150 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.    During 2009, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 56.7% at December 31, 2009, from 61.0% at December 31, 2008.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

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

    Net interest income for the year ended December 31, 2009 was $92.5 million, an increase of $16.7 million, or 22.0%, compared to the same period in 2008.  The overall increase in net interest income was primarily the result of increases in interest income from tax exempt investment securities and mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by a decrease in interest income on loans and an increase in interest expense on long-term obligations.

    During the year ended December 31, 2009, total interest income increased $9.0 million, or 6.6%, from $136.2 million to $145.2 million.  The increase in total interest income was the result of an increase in average interest earning assets of $421.9 million, or 19.1%, from $2.21 billion to $2.63 billion, while partially offset by a decrease in average yield on average interest earning assets from 6.38% for the year ended December 31, 2008 to 5.82% for the year ended December 31, 2009.  Total interest expense decreased $7.7 million, or 12.7%, to $52.7 million during the year ended December 31, 2009 as compared to $60.4 million during the same period in 2008.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2009, to 2.39% from 3.30% for the same period in 2008 while partially offset by an increase in average interest bearing liabilities of $373.1 million, or 20.4%, from $1.83 billion to $2.20 billion.

    Net interest income increased during 2009 as a result of increases in our average interest earning assets and net interest margin on average earning assets during 2009 when compared to 2008.  This is a result of an increase in the average balance of our interest earning assets combined with a decrease in the average yield on the average interest bearing liabilities.  The decrease in the yield on interest earning assets is reflective of a 46 basis point decrease in the yield on loans and, a 31 basis point decrease in the yield on our securities portfolio, which is the result of overall lower interest rates and higher credit and volatility spreads.  The decrease in the average yield on interest bearing liabilities of 91 basis points is a result of an overall decrease in interest rates.  For the year ended December 31, 2009, our net interest spread increased to 3.43% from 3.08%, and our net interest margin increased to 3.81% from 3.64% when compared to the same period in 2008.

During the year ended December 31, 2009, average loans increased $38.4 million, or 3.9% from $983.3 million to $1.02 billion, compared to the same period in 2008.  Automobile loans purchased through SFG and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.67% for the year ended December 31, 2008 to 7.21% for the year ended December 31, 2009.  The decrease in interest income on loans of $2.4 million, or 3.3%, to $70.7 million for the year ended December 31, 2009, when compared to $73.1 million for the same period in 2008 was the result of a decrease in the average yield which more than offset the increase in the average balance.  The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities increased $352.8 million, or 29.8%, from $1.18 billion to $1.54 billion, for the year ended December 31, 2009 when compared to the same period in 2008.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout most of 2009.  At December 31, 2009, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 5.12% during the year ended December 31, 2009 from 5.43% during the same period in 2008.  The decrease in the average yield primarily reflects increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities increased $12.0 million in 2009, or 19.4%, compared to 2008 due to the increase in the average balance which was partially offset by the decrease in average yield.  A return to lower long-term interest rate levels combined with lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

    Average FHLB stock and other investments increased $8.9 million, or 28.0%, to $40.8 million, for the year ended December 31, 2009, when compared to $31.9 million for 2008.  Interest income from our FHLB stock and other investments decreased $606,000, or 72.1%, during 2009, when compared to 2008, due to the decrease in average yield from 2.64% for the year ended December 31, 2008 compared to 0.58% for the same period in 2009 which more than offset the increase in the average balance.  The FHLB stock is a variable instrument with the rate typically tied to the Federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

    Average federal funds sold and other interest earning assets increased $20.1 million, or 398.9%, to $25.2 million, for the year ended December 31, 2009, when compared to $5.0 million for 2008.  Interest income from federal funds sold and other interest earning assets increased $42,000, or 37.5%, for the year ended December 31, 2009, when compared to 2008, as a result of the increase in the average balance while partially offset by a decrease in the average yield from 2.22% in 2008 to 0.61% in 2009.

    During the year ended December 31, 2009, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior year as securities averaged 60.0% during 2009 compared to 55.1% during 2008, a direct result of securities purchases.  Average loans were 39.0% of average total interest earning assets and other interest earning asset categories averaged 1.0% for December 31, 2009.  During 2008, the comparable mix was 44.7% in loans and 0.2% in the other interest earning asset categories.

    Total interest expense decreased $7.7 million, or 12.7%, to $52.7 million during the year ended December 31, 2009 as compared to $60.4 million during the same period in 2008.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 3.30% for 2008 to 2.39% for the year ended December 31, 2009, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities included an increase in deposits and FHLB advances of $373.1 million, or 20.4%.

The following table sets forth our deposit averages by category for the years ended December 31, 2009, 2008 and 2007:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2009		2008		2007
	(dollars in thousands)
	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD

Noninterest Bearing Demand Deposits	$379,991	N/A	$372,160	N/A	$328,711	N/A
Interest Bearing Demand Deposits	573,937	1.02%	500,955	2.08%	414,293	3.17%
Savings Deposits	65,896	0.67%	57,587	1.28%	52,106	1.30%
Time Deposits	688,854	2.37%	535,921	4.05%	564,613	4.90%

Total Deposits	$1,708,678	1.33%	$1,466,623	2.24%	$1,359,723	3.05%

    Average interest bearing deposits increased $234.2 million, or 21.4%, from $1.09 billion to $1.33 billion, while the average rate paid decreased from 3.01% for the year ended December 31, 2008 to 1.71% for the year ended December 31, 2009.  Average time deposits increased $152.9 million, or 28.5%, from $535.9 million to $688.9 million while the average rate paid decreased 168 basis points.  Average interest bearing demand deposits increased $73.0 million, or 14.6%, while the average rate paid decreased 106 basis points.  Average savings deposits increased $8.3 million, or 14.4%, while the average rate paid decreased 61 basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2009, decreased $10.2 million, or 31.0%, when compared to the same period in 2008 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $7.8 million, or 2.1%, during 2009.  The latter three categories, which are considered the lowest cost deposits, comprised 59.7% of total average deposits during the year ended December 31, 2009 compared to 63.5% during 2008.  The increase in our average total deposits during 2009 is the result of overall bank growth, branch expansion, an increase in public funds deposits and an increase in brokered CDs issued.

During the year ended December 31, 2009, we issued $9.9 million of what are now short-term brokered CDs, and $121.5 million of long-term brokered CDs.  At December 31, 2009, all of our brokered CDs had maturities of less than 10 years.  At December 31, 2009, the long-term brokered CDs of $121.3 million had calls that we controlled, all of which were twelve months or less.  At December 31, 2009, we had $131.2 million in brokered CDs that represented 7.0% of deposits compared to $40.0 million, or 2.6% of deposits, at December 31, 2008.  At December 31, 2008, the $40.0 million of brokered CDs had maturities of less than one year.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $209.0 million, a decrease of $81.8 million, or 28.1%, for the year ended December 31, 2009 when compared to the same period in 2008.  Interest expense associated with short-term interest bearing liabilities decreased $4.3 million, or 47.6%, and the average rate paid decreased 83 basis points to 2.25% for the year ended December 31, 2009, when compared to 3.08% for the same period in 2008.  The decrease in the interest expense was due to a decrease in the average rate paid and in the average balance of short-term interest bearing liabilities.

    Average long-term interest bearing liabilities consisting of FHLB advances increased $220.7 million, or 57.5%, during the year ended December 31, 2009 to $604.4 million as compared to $383.7 million at December 31, 2008.  The increase in the average long-term FHLB advances occurred primarily as a result of lower long-term rates during 2009, the increase in our securities portfolio and the need to mitigate the risk associated with any potential increase in future interest rates.  Interest expense associated with long-term FHLB advances increased $7.4 million, or 51.4%, while the average rate paid decreased 15 basis points to 3.62% for the year ended December 31, 2009 when compared to 3.77% for the same period in 2008.  The increase in interest expense was due to the increase in the average balance of long-term interest bearing liabilities which more than offset the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

    Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for both of the years ended December 31, 2009 and 2008.  Interest expense decreased $640,000, or 15.8%, to $3.4 million for the year ended December 31, 2009 when compared to $4.0 million for the same period in 2008 as a result of the decrease in the average yield of 106 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

    The following table presents average balance sheet amounts and average yields for the years ended December 31, 2009, 2008 and 2007.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$1,021,770	$73,654	7.21%	$983,336	$75,445	7.67%	$809,906	$58,002	7.16%
Loans Held For Sale	4,098	161	3.93%	2,487	121	4.87%	3,657	191	5.22%
Securities:
Inv. Sec. (Taxable)(4)	42,598	1,055	2.48%	46,537	1,723	3.70%	52,171	2,580	4.95%
Inv. Sec. (Tax Exempt)(3)(4)	174,003	12,203	7.01%	103,608	7,074	6.83%	43,486	3,065	7.05%
Mortgage-backed and related Sec.(4)	1,320,766	65,463	4.96%	1,034,406	55,470	5.36%	852,880	43,767	5.13%
Total Securities	1,537,367	78,721	5.12%	1,184,551	64,267	5.43%	948,537	49,412	5.21%
FHLB stock and other
investments, at cost	40,786	235	0.58%	31,875	841	2.64%	20,179	1,193	5.91%
Interest Earning Deposits	21,243	137	0.64%	1,006	22	2.19%	769	41	5.33%
Federal Funds Sold	3,925	17	0.43%	4,039	90	2.23%	2,933	144	4.91%
Total Interest Earning Assets	2,629,189	152,925	5.82%	2,207,294	140,786	6.38%	1,785,981	108,983	6.10%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,504			45,761			42,724
Bank Premises and Equipment	45,231			40,449			35,746
Other Assets	112,702			89,473			51,968
Less: Allowance for Loan Loss	(17,622)			(11,318)			(7,697)
Total Assets	$2,813,004			$2,371,659			$1,908,722

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $3,136, $2,446 and $2,289 for the years ended December 31, 2009, 2008 and 2007, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $4,596, $2,164 and $953 for the years ended December 31, 2009, 2008 and 2007, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2009, 2008 and 2007, loans totaling $18,629, $14,289 and $2,913, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$65,896	$442	0.67%	$57,587	$736	1.28%	$52,106	$676	1.30%
Time Deposits	688,854	16,360	2.37%	535,921	21,727	4.05%	564,613	27,666	4.90%
Interest Bearing
Demand Deposits	573,937	5,880	1.02%	500,955	10,428	2.08%	414,293	13,116	3.17%
Total Interest Bearing Deposits	1,328,687	22,682	1.71%	1,094,463	32,891	3.01%	1,031,012	41,458	4.02%
Short-term Interest
Bearing Liabilities	209,048	4,696	2.25%	290,895	8,969	3.08%	278,002	13,263	4.77%
Long-term Interest Bearing
Liabilities-FHLB Dallas	604,425	21,885	3.62%	383,677	14,454	3.77%	95,268	4,357	4.57%
Long-term Debt (5)	60,311	3,409	5.65%	60,311	4,049	6.71%	35,802	2,785	7.78%
Total Interest Bearing Liabilities	2,202,471	52,672	2.39%	1,829,346	60,363	3.30%	1,440,084	61,863	4.30%

NONINTEREST BEARINGLIABILITIES:
Demand Deposits	379,991			372,160			328,711
Other Liabilities	42,318			26,497			20,997
Total Liabilities	2,624,780			2,228,003			1,789,792

SHAREHOLDERS’ EQUITY (6)	188,224			143,656			118,930
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,813,004			$2,371,659			$1,908,722

NET INTEREST INCOME		$100,253			$80,423			$47,120
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.81%			3.64%			2.64%

NET INTEREST SPREAD			3.43%			3.08%			1.80%

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

(6)	Includes average equity of noncontrolling interest of $815, $487 and $151 for the years ended December 31, 2009, 2008 and 2007, respectively.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2009 Compared to 2008

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$2,879	$(4,670)	$(1,791)
Loans Held For Sale	67	(27)	40
Investment Securities (Taxable)	(136)	(532)	(668)
Investment Securities (Tax Exempt) (1)	4,932	197	5,129
Mortgage-backed Securities	14,443	(4,450)	9,993
FHLB stock and other investments	187	(793)	(606)
Interest Earning Deposits	141	(26)	115
Federal Funds Sold	(3)	(70)	(73)
Total Interest Income	22,510	(10,371)	12,139

INTEREST EXPENSE:
Savings Deposits	94	(388)	(294)
Time Deposits	5,152	(10,519)	(5,367)
Interest Bearing Demand Deposits	1,347	(5,895)	(4,548)
Short-term Interest Bearing Liabilities	(2,175)	(2,098)	(4,273)
Long-term FHLB Advances	8,013	(582)	7,431
Long-term Debt	–	(640)	(640)
Total Interest Expense	12,431	(20,122)	(7,691)
Net Interest Income	$10,079	$9,751	$19,830
	Years Ended December 31,
	2008 Compared to 2007

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$13,085	$4,358	$17,443
Loans Held For Sale	(58)	(12)	(70)
Investment Securities (Taxable)	(258)	(599)	(857)
Investment Securities (Tax Exempt) (1)	4,108	(99)	4,009
Mortgage-backed Securities	9,661	2,042	11,703
FHLB stock and other investments	496	(848)	(352)
Interest Earning Deposits	10	(29)	(19)
Federal Funds Sold	42	(96)	(54)
Total Interest Income	27,086	4,717	31,803

INTEREST EXPENSE:
Savings Deposits	70	(10)	60
Time Deposits	(1,351)	(4,588)	(5,939)
Interest Bearing Demand Deposits	2,387	(5,075)	(2,688)
Short-term Interest Bearing Liabilities	590	(4,884)	(4,294)
Long-term FHLB Advances	10,993	(896)	10,097
Long-term Debt	1,689	(425)	1,264
Total Interest Expense	14,378	(15,878)	(1,500)
Net Interest Income	$12,708	$20,595	$33,303

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the year ended December 31, 2009 was $15.1 million compared to $13.7 million for the year ended December 31, 2008.  For the year ended December 31, 2009, net charge-offs of loans increased $4.0 million, to $11.3 million when compared to $7.3 million for the same period in 2008.

    The increase in net charge-offs for 2009 was due to a combination of an increase in total charge-offs of $4.0 million and a decrease in total recoveries of $43,000.  Net charge-offs for commercial loans increased $1.5 million from 2008 primarily as a result of an overall increase in charge-offs.  Net charge-offs for loans to individuals increased $1.1 million, to $7.9 million for the year ended December 31, 2009 which included $6.6 million in net charge-offs from the SFG automobile loan portfolio.  Net charge-offs for construction real estate loans increased $819,000, to $930,000 for the year ended December 31, 2009.

As of December 31, 2009, our review of the loan portfolio indicated that a loan loss allowance of $19.9 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

    Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2009 and the comparable year ended December 31, 2008 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2009	2008	Change
	(dollars in thousands)

Deposit services	$17,629	$18,395	(4.2%)
Gain on sale of securities available for sale	33,446	12,334	171.2%

Total other-than-temporary impairment losses	(5,730)	–	100.0%
Portion of loss recognized in other
comprehensive income (before taxes)	2,730	–	100.0%
Net impairment losses recognized in earnings	(3,000)	–	100.0%

Gain on sale of loans	1,240	1,757	(29.4%)
Trust income	2,456	2,465	(0.4%)
Bank owned life insurance income	1,724	2,246	(23.2%)
Other	3,179	3,105	2.4%

Total noninterest income	$56,674	$40,302	40.6%

    Total noninterest income for the year ended December 31, 2009 increased 40.6%, or $16.4 million, compared to 2008.  During the year ended December 31, 2009, we had gains on sale of AFS securities, net of impairment charges of $30.4 million compared to gains of $12.3 million for the same period in 2008.  The market value of the AFS securities portfolio at December 31, 2009 was $1.50 billion with a net unrealized gain on that date of $25.6 million.  The net unrealized gain is comprised of $33.9 million in unrealized gains and $8.3 million in unrealized losses.  The market value of HTM securities portfolio at December 31, 2009 was $249.3 million with a net unrealized gain on that date of $5.1 million.  The net unrealized gain is comprised of $5.9 million in unrealized gains and $802,000 in unrealized losses.  During 2009, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities and municipal securities provided opportunities to reposition portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During 2009, as credit and volatility spreads tightened in the face of a steepening interest rate yield curve, we repositioned a portion of the mortgage-backed and municipal securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk and to accomplish overall ALCO investment portfolio objectives.  As part of these sales, on average, lower coupon mortgage-backed securities were sold and on average replaced with higher coupon mortgage-backed securities.  We believe the higher coupon has less funding risk should interest rates increase.

    Municipal securities purchased during a period of tremendous volatility in 2008 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  The level of security gains during the year ended December 31, 2009, are unlikely to be repeated in future quarters.

    Deposit services income decreased $766,000, or 4.2%, for the year ended December 31, 2009, when compared to the same period in 2008, primarily as a result of decreases in overdraft and NSF fee income.

    Gain on sale of loans decreased $517,000, or 29.4%, for the year ended December 31, 2009, when compared to the same period in 2008.  This is primarily a result of the sale of selected loans from automobile loans purchased by SFG at a loss of $389,000 during 2009 combined with the sale of selected loans from automobile loans purchased by SFG at gains of $333,000 during 2008 and a decrease in gains on the sale of student loans of $272,000, all of which more than offset the gains on sales of mortgage loans.

    Bank owned life insurance (“BOLI”) income decreased $522,000, or 23.2%, for the year ended December 31, 2009, when compared to the same period in 2008 primarily as a result of a decrease in death proceeds received related to two death benefits received in 2008.

NONINTEREST EXPENSE

    The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2009 and 2008 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2009	2008	Change
	(dollars in thousands)

Salaries and employee benefits	$42,505	$37,228	14.2%
Occupancy expense	6,372	5,704	11.7%
Equipment expense	1,718	1,305	31.6%
Advertising, travel and entertainment	2,344	2,097	11.8%
ATM and debit card expense	1,296	1,211	7.0%
Director fees	785	674	16.5%
Supplies	863	812	6.3%
Professional fees	2,218	1,864	19.0%
Postage	872	755	15.5%
Telephone and communications	1,424	1,050	35.6%
FDIC insurance	3,943	966	308.2%
Other	7,290	6,686	9.0%

Total noninterest expense	$71,630	$60,352	18.7%

Noninterest expense for the year ended December 31, 2009 increased $11.3 million, or 18.7%, when compared to the year ended December 31, 2008.  Salaries and employee benefits expense increased $5.3 million, or 14.2%, during the year ended December 31, 2009, when compared to the same period in 2008.  Direct salary expense and payroll taxes increased $4.0 million, or 12.8%, for the year ended December 31, 2009, when compared to the same period in 2008.  These increases were the result of the increases in personnel associated with our overall growth and expansion including SFG, normal salary increases for existing personnel and an increase in incentive pay during 2009.

Retirement expense, included in salary and benefits, increased $328.2 million, or 9.6%, for the year ended December 31, 2009, when compared to the same period in 2008.  The increase was related to the increase in the defined benefit and restoration plan which more than offset the decrease to the retirement agreement for the Chairman and Chief Executive Officer executed during the third quarter of 2008. The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2009 when compared to 2008.  Specifically, the assumed long-term rate of return was 7.5% and the assumed discount rate was decreased to 6.1%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $968,000, or 35.6%, for the year ended December 31, 2009, when compared to the same period in 2008 due to increased health claims expense and plan administrative cost during 2009.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during 2010.

Occupancy expense increased $668,000, or 11.7%, for the year ended December 31, 2009, when compared to the same period in 2008 primarily as a result of the opening of one branch during the third quarter of 2008 and another branch early third quarter 2009.

Equipment expense increased $413,000, or 31.6%, for the year ended December 31, 2009, when compared to the same period in 2008 as a result of increases in equipment service contracts and bank growth.

Advertising, travel and entertainment increased $247,000, or 11.8%, for the year ended December 31, 2009, when compared to the same period in 2008 as a result of bank growth and increased advertising expenses.

Director fees increased $111,000, or 16.5%, for the year ended December 31, 2009, compared to the same period in 2008 due to an increase in the number of directors, additional meetings and additional number of directors attending committee meetings as well as year-end bonuses paid to our directors.

Professional fees increased $354,000, or 19.0%, for the year ended December 31, 2009, compared to the same period in 2008 primarily as a result of increases in legal fees.

Postage increased $117,000, or 15.5%, for the year ended December 31, 2009, when compared to the same period in 2008 due to bank growth and an increase in postage rates.

Telephone and communications increased $374,000, or 35.6%, for the year ended December 31, 2009, when compared to the same period in 2008 due to bank growth, additional locations and upgraded systems.

FDIC insurance increased $3.0 million, or 308.2%, for the year ended December 31, 2009, compared to the same period in 2008.  The increases were due to the FDIC finalizing a rule in December 2008 that raised the then-current assessment rates uniformly by 7 basis points for the 2009 assessment as well as a special second quarter assessment of approximately $1.3 million.   The new rule resulted in

annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points.  The increases were also related to the additional 10 basis point assessment paid during 2009 on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

INCOME TAXES

Pre-tax income for the year ended December 31, 2009 was $62.5 million compared to $42.1 million for the year ended December 31, 2008.

    Income tax expense was $16.6 million for the year ended December 31, 2009 and represented an increase of $5.4 million, or 47.6%, when compared to the year ended December 31, 2008.  The effective tax rate as a percentage of pre-tax income was 26.6% in 2009 and 26.7% in 2008.  The increase in the income tax expense for 2009 was due to an increase in taxable income as compared to the same period in 2008.  The effective tax rate decreased as a direct result of the net income attributable to the noncontrolling interest included in pre-tax income.  Net deferred assets totaled $1.6 million at December 31, 2009 as compared to $2.9 million in 2008.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

NET INTEREST INCOME

    Net interest income for the year ended December 31, 2008 was $75.8 million, an increase of $31.9 million, or 72.8%, compared to the same period in 2007.  The overall increase in net interest income was primarily the result of increases in interest income from loans and tax exempt investment securities, mortgage-backed and related securities and a decrease in interest expense on deposits and short-term obligations that was partially offset by an increase in interest expense on long-term obligations.  During the year ended December 31, 2008, total interest income increased $30.4 million, or 28.8%, from $105.7 million to $136.2 million.  The increase in total interest income was the result of an increase in average interest earning assets of $421.3 million, or 23.6%, from $1.79 billion to $2.21 billion, and the increase in average yield on average interest earning assets from 6.10% for the year ended December 31, 2007 to 6.38% for the year ended December 31, 2008.  Total interest expense decreased $1.5 million, or 2.4%, to $60.4 million during the year ended December 31, 2008 as compared to $61.9 million during the same period in 2007.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2008, to 3.30% from 4.30% for the same period in 2007 while offset by an increase in average interest bearing liabilities of $389.3 million, or 27.0%, from $1.44 billion to $1.83 billion.

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

    Total interest expense decreased $1.5 million, or 2.4%, to $60.4 million during the year ended December 31, 2008 as compared to $61.9 million during the same period in 2007.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 4.30% for 2007 to 3.30% for the year ended December 31, 2008, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities included an increase in deposits, FHLB advances and long-term debt of $389.3 million, or 27.0%.  FHLB advance increases during 2008 were used to purchase additional securities and to refund brokered CDs called.

Average interest bearing deposits increased $63.5 million, or 6.2%, from $1.03 billion to $1.09 billion, while the average rate paid decreased from 4.02% for the year ended December 31, 2007 to 3.01% for the year ended December 31, 2008.  Average time deposits decreased $28.7 million, or 5.1%, from $564.6 million to $535.9 million due to our calling $125.4 million of callable brokered CDs, and the average rate paid decreasing 85 basis points.  Average interest bearing demand deposits increased $86.7 million, or 20.9%, while the average rate paid decreased 109 basis points.  Average savings deposits increased $5.5 million, or 10.5%, while the average rate paid decreased two basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2008, decreased $8.6 million, or 20.7%, when compared to the same period in 2007 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $43.4 million, or 13.2%, during 2008.  The latter three categories, which are considered the lowest cost deposits, comprised 63.5% of total average deposits during the year ended December 31, 2008 compared to 58.5% during 2007.  The increase in our average total deposits is the result of overall bank growth, branch expansion and the acquisition of FWBS which more than offset the brokered CDs called during 2008.

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

BOLI income increased $1.1 million, or 96.7%, for the year ended December 31, 2008, when compared to the same period in 2007 primarily as a result of two death benefits received, one for a retired covered officer and one for a covered officer.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2008 and 2007 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2008	2007	Change
	(dollars in thousands)

Salaries and employee benefits	$37,228	$29,361	26.8%
Occupancy expense	5,704	4,881	16.9%
Equipment expense	1,305	1,017	28.3%
Advertising, travel and entertainment	2,097	1,812	15.7%
ATM and debit card expense	1,211	1,006	20.4%
Director fees	674	605	11.4%
Supplies	812	692	17.3%
Professional fees	1,864	1,268	47.0%
Postage	755	662	14.0%
Telephone and communications	1,050	800	31.3%
FDIC insurance	966	285	238.9%
Other	6,686	4,898	36.5%

Total noninterest expense	$60,352	$47,287	27.6%

Noninterest expense for the year ended December 31, 2008 increased $13.1 million, or 27.6%, when compared to the year ended December 31, 2007.  Salaries and employee benefits expense increased $7.9 million, or 26.8%, during the year ended December 31, 2008, when compared to the same period in 2007.  Direct salary expense and payroll taxes increased $6.7 million, or 27.5%, for the year ended December 31, 2008, when compared to the same period in 2007.  These increases were the result of the addition of FWNB and SFG combined with normal salary increases and new employees of Southside Bank.

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

    Other expense increased $1.8 million, or 36.5%, for the year ended December 31, 2008, compared to the same period in 2007.  The increase occurred primarily due to amortization expense of the core deposit intangible, increases in OREO and repossession asset expense, bank analysis fees, collection fees, computer fees, bank exam fees, credit card rebate program, losses on OREO and the acquisition of FWBS and investment in SFG.

INCOME TAXES

Pre-tax income for the year ended December 31, 2008 was $42.1 million compared to $20.7 million for the year ended December 31, 2007.

    Income tax expense was $11.3 million for the year ended December 31, 2008 and represented an increase of $7.3 million, or 182.9%, when compared to the year ended December 31, 2007.  The effective tax rate as a percentage of pre-tax income was 26.7% in 2008 and 19.2% in 2007.  The increase in the effective tax rate and income tax expense for 2008 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2007 and the one-time state tax credit resulting from a change in Texas tax law related to the new margin tax during the quarter ended June 30, 2007.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2009, the SFG loans totaled approximately $82.8 million. We look forward to the possibility that our loan growth will  accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.

Total loans as of December 31, 2009 increased $11.0 million, or 1.1%, and the average loan balance was up $38.4 million, or 3.9%, when compared to 2008.

    Our market areas have not, to date, experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced. However, we have noticed weakening conditions associated with the real estate led downturn and have strengthened our underwriting standards, especially related to all aspects of real estate lending. Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

    Other real estate loans increased $28.1 million, or 15.2%, from December 31, 2008 to December 31, 2009.  Loans to individuals increased $9.7 million, or 5.5%, from December 31, 2008.  Municipal loans as of December 31, 2009 increased $15.1 million, or 11.2%, from December 31, 2008.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities during 2009.  Construction loans decreased $31.6 million, or 26.3%, from December 31, 2008.  1-4 Family residential loans decreased $4.3 million, or 1.8%, from December 31, 2008.    Commercial loans decreased $6.0 million, or 3.6%, from December 31, 2008.  Some of the decrease in construction loans is a result of construction projects that were completed and moved into permanent financing in the category other real estate loans,  which is part of the reason for the increase in other real estate loans.

    The decrease in our commercial loans is reflective of decreased loan demand for this type of loan in our market area.  The increase in loans to individuals reflects automobile loan portfolios purchased by SFG and success in penetrating this competitive market in our market areas.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

    The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2009, was approximately $57.7 million.  Our largest loan relationship at December 31, 2009 was approximately $24.3 million.

    The average yield on loans for the year ended December 31, 2009, decreased to 7.21% from 7.67% for the year ended December 31, 2008.  This decrease was reflective of the overall lower interest environment during 2009.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals by category for the years presented:

	December 31,

	2009	2008	2007	2006	2005
	(in thousands)

Real Estate Loans:
Construction	$88,566	$120,153	$107,397	$39,588	$35,765
1-4 Family Residential	234,379	238,693	237,979	227,354	199,812
Other	212,731	184,629	200,148	181,047	162,147
Commercial Loans	159,529	165,558	154,171	118,962	91,456
Municipal Loans	150,111	134,986	112,523	106,155	109,003
Loans to Individuals	188,260	178,530	149,012	86,041	82,181

Total Loans	$1,033,576	$1,022,549	$961,230	$759,147	$680,364

For purposes of this discussion, our loans are divided into four categories:  Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

    Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2009, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $535.7 million in real estate loans, $234.4 million, or 43.8%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  Initially our markets appeared to have been relatively resilient, not experiencing the significant effects associated with these market trends; however, beginning in the fourth quarter of 2008 as consumers all across the United States were impacted by the economic slowdown, our market areas began to experience more of a slowdown in economic activity.  During 2009, our markets did experience a slowdown as a result of the real estate led downturn across the county. A continued decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

    We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

    Real estate loans are divided into three categories: 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other category consists of $205.4 million of commercial real estate loans, $5.6 million of loans secured by multi-family properties and $1.7 million of loans secured by farm land.  The Commercial Real Estate portion of Other will be discussed in more detail below.

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

    We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2009, these loans totaled $65.5 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.

Construction Loans

    Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2009 this loan category experienced additional stress due to the general downturn in market conditions associated with this type of lending.

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

MUNICIPAL LOANS

    We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts has tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2009 increased $15.1 million when compared to 2008.  At December 31, 2009, we had total loans to municipalities and school districts of $150.1 million.

LOANS TO INDIVIDUALS

    Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of consumer loans outstanding are collateralized by titled equipment and primarily vehicles, which accounted for approximately $142.0 million, or 75.4%, of total loans to individuals at December 31, 2009.  Home equity loans, which are included in 1-4 family residential loans, have replaced some of the traditional loans to individuals.

    In addition, we make loans for a full range of other consumer purposes, which may be secured or unsecured depending on the credit quality and purpose of the loan.  Automobile loans purchased by SFG are also included in this category.  The total of SFG automobile loans included in loans to individuals at December 31, 2009 was $82.8 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

    The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2009, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One	After One but
	Year or	within Five	After Five
	Less*	Years	Years
	(in thousands)

Real Estate Loans – Construction	$35,643	$17,578	$35,345
Commercial Loans	86,351	63,100	10,078
Municipal Loans	15,373	46,053	88,685
Total	$137,367	$126,731	$134,108

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$183,396
	Interest Rates are Floating or Adjustable	$77,443

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $8.5 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

    In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2009 and 2008, these loans totaled $4.5 million and $3.7 million, or 2.2% and 2.3% of shareholders' equity, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

    Our allowance for loan losses was $19.9 million at December 31, 2009, or 1.92% of loans.  The increase in the allowance for loan losses is due to an increase in nonperforming loans which resulted from a downturn in the economy in the market areas we serve and an increase in overall economic uncertainty.

    The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilized historical data to establish general reserve amounts for each category of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis for a specified penetration of the loans.  The Loan Review department also reviews all new loans of size at the six month anniversary of their booking.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

    Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.

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

    After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan categories detailed in the table below.  At December 31, 2009, the unallocated portion of the allowance for loan loss increased to $1.3 million or 0.12% of loans.  The increase in the unallocated portion of the allowance for loan loss when compared to December 31, 2008 is the result of continued uncertainty surrounding the national, state and local economies we serve, combined with potential significant changes in the medical industry, lack of improvement in unemployment and lack of stabilization in commercial real estate.

As of December 31, 2009, our review of the loan portfolio indicated that a loan loss allowance of $19.9 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Average Net Loans Outstanding	$1,021,770	$983,336	$809,906	$722,252	$657,938

Balance of Allowance for Loan Losses at Beginning of Period	$16,112	$9,753	$7,193	$7,090	$6,942

Loan Charge-Offs:
Real Estate-Construction	(932)	(111)	–	–	–
Real Estate-1-4 Family Residential	(267)	(11)	(33)	(59)	(36)
Real Estate-Other	(322)	–	(7)	(18)	(53)
Commercial Loans	(2,037)	(505)	(95)	(245)	(438)
Loans to Individuals	(9,589)	(8,570)	(2,612)	(2,650)	(2,469)

Total Loan Charge-Offs	(13,147)	(9,197)	(2,747)	(2,972)	(2,996)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	2	–	–	–	–
Real Estate-1-4 Family Residential	5	1	30	7	20
Real Estate-Other	–	6	10	–	–
Commercial Loans	104	32	98	87	54
Loans to Individuals	1,727	1,842	1,909	1,901	1,607

Total Recovery of Loans Previously Charged-Off	1,838	1,881	2,047	1,995	1,681

Net Loan Charge-Offs	(11,309)	(7,316)	(700)	(977)	(1,315)

Allowance for Loan Losses Acquired	–	–	909	–	–

Provision for Loan Losses	15,093	13,675	2,351	1,080	1,463

Balance of Allowance for Loan Losses at End of Period	$19,896	$16,112	$9,753	$7,193	$7,090

Reserve for Unfunded Loan Commitments at Beginning of Period	$7	$50	$–	$–	$–
Provision for Losses on Unfunded Loan Commitments	(2)	(43)	50	–	–
Reserve for Unfunded Loan Commitments at End of Period	$5	$7	$50	$–	$–

Net Charge-Offs to Average Net Loans Outstanding	1.11%	0.74%	0.09%	0.14%	0.20%
Allowance for Loan Losses to Nonaccruing Loans	106.80	112.76	334.81	539.61	409.59
Allowance for Loan Losses to Nonperforming Assets	84.83	102.10	247.16	340.90	231.93
Allowance for Loan Losses to Total Loans	1.92	1.58	1.01	0.95	1.04

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real Estate
Construction	$3,080	8.6%	$2,757	11.7%	$1,031	11.2%	$366	5.2%	$329	5.3%
1-4 Family Residential	1,460	22.7%	1,567	23.3%	1,313	24.8%	1,221	30.0%	1,101	29.4%
Other	3,175	20.6%	2,701	18.1%	2,594	20.8%	2,327	23.8%	2,397	23.8%
Commercial Loans	3,184	15.4%	2,496	16.2%	2,126	16.0%	1,536	15.7%	1,482	13.4%
Municipal Loans	400	14.5%	341	13.2%	277	11.7%	262	14.0%	269	16.0%
Loans to Individuals	7,321	18.2%	6,206	17.5%	2,391	15.5%	1,394	11.3%	1,498	12.1%
Unallocated	1,276	0.00%	44	0.0%	21	0.0%	87	0.0%	14	0.0%
Ending Balance	$19,896	100.0%	$16,112	100.0%	$9,753	100.0%	$7,193	100.0%	$7,090	100.0%

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

Total nonperforming assets at December 31, 2009 were $23.5 million, representing an increase of $7.7 million, or 48.6%, from $15.8 million at December 31, 2008.  OREO increased $1.6 million, or 489.6%, to $1.9 million from December 31, 2008 to December 31, 2009.  We are actively marketing all properties and none are being held for investment purposes.  From December 31, 2008 to December 31, 2009, nonaccrual loans increased $4.3 million, or 30.4%, to $18.6 million.  Of this total, 5.1% are residential real estate loans, 9.0% are commercial real estate loans, 12.0% are commercial loans, 40.0% are loans to individuals and 33.9% are construction loans.  Not including the $3.5 million increase in nonperforming assets attributable to the SFG automobile loans, nonperforming assets for Southside would have increased by $4.2 million.  Restructured performing loans increased $1.8 million, or 1,232.4%, to $2.0 million.  Restructured loans attributable to SFG were $1.8 million.  Restructured loans for Southside would have increased $16,000.  Loans 90 days past due or more decreased $270,000, or 45.5%, to $323,000.  Repossessed assets increased $221,000, or 51.0%, to $654,000.

The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS
	Years Ended December 31,

	2009	2008	2007	2006	2005
	(dollars in thousands)

Loans 90 Days Past Due:
Real Estate	$289	$404	$286	$64	$912
Loans to Individuals	34	53	114	64	33
Commercial	–	136	–	–	–
	323	593	400	128	945
Loans on Nonaccrual:
Real Estate	8,930	7,469	636	975	970
Loans to Individuals	7,461	5,976	2,119	262	381
Commercial	2,238	844	158	96	380
	18,629	14,289	2,913	1,333	1,731
Restructured Loans:
Real Estate	87	91	94	97	99
Loans to Individuals	1,831	39	120	105	127
Commercial	54	18	11	18	–
	1,972	148	225	220	226

Total Nonperforming Loans	20,924	15,030	3,538	1,681	2,902

Other Real Estate Owned	1,875	318	153	351	145
Repossessed Assets	654	433	255	78	10
Total Nonperforming Assets	$23,453	$15,781	$3,946	$2,110	$3,057

Nonperforming Assets to Total Assets	0.78%	0.58%	0.18%	0.11%	0.17%
Nonperforming Assets to Total Loans	2.27	1.54	0.41	0.28	0.45
Nonaccrual Loans to Total Loans	1.80	1.40	0.30	0.18	0.25
Loans 90 Days Past Due to Total Loans	0.03	0.06	0.04	0.02	0.14

    Nonperforming assets at December 31, 2009, as a percentage of total assets increased to 0.78% from the previous year and as a percentage of loans increased to 2.27%.  Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2009 in the opinion of management, we had $28,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$8,930	$1,857	$7,073
Loans to Individuals	9,291	2,712	6,579
Commercial Loans	2,292	458	1,834

Balance at December 31, 2009	$20,513	$5,027	$15,486

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$7,469	$1,082	$6,387
Loans to Individuals	6,003	2,259	3,744
Commercial Loans	862	171	691

Balance at December 31, 2008	$14,334	$3,512	$10,822

The balances of impaired loans included above with no valuation allowances were approximately $287,000 and $6,000 at December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was approximately $16.1 million and $6.5 million, respectively.

    The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.2 million, $1.1 million and $102,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.7 million, $1.8 million and $231,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

    Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2009, the securities portfolio as a percentage of total assets was 59.1% and was larger than loans, which were 34.2% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet and Leverage Strategy.”

The following table sets forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2009, 2008 and 2007:

	December 31,
Available for Sale:	2009	2008	2007
	(in thousands)

Investment Securities:
U.S. Treasury	$4,899	$5,031	$4,886
Government Sponsored Enterprise Debentures	–	60,551	31,759
State and Political Subdivisions	259,526	211,594	66,244
Other Stocks and Bonds	635	1,202	7,039
Mortgage-backed Securities:
U.S. Government Agencies	129,582	168,299	89,720
Government Sponsored Enterprises	1,108,600	858,214	633,060
Other Private Issues	–	–	4,773
Total	$1,503,242	$1,304,891	$837,481

	December 31,
Held to Maturity:	2009	2008	2007
	(in thousands)

Investment Securities:
State and Political Subdivisions	$1,013	$–	$–
Other Stocks and Bonds	480	478	475
Mortgage-backed Securities:
U.S. Government Agencies	16,677	22,778	25,965
Government Sponsored Enterprises	225,988	134,509	164,000
Total	$244,158	$157,765	$190,440

    We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and CMOs and real estate mortgage investment conduits (“REMICs”).  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and repackage the participation interests in the form of securities, to investors such as us.  U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Federal National Mortgage Association (“FNMA”) guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the United States government.  Freddie Mac, FNMA and FHLB are the primary GSEs with which we purchase securities.  At December 31, 2009 all of our mortgage-backed securities were collateralized by U.S. Government agencies or GSE’s.

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

    Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk.  However, unlike most fixed-income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with non-callable fixed income securities.  Most of our mortgage-backed securities were purchased at a premium.  As these mortgage-backed securities prepay at a faster rate our yield on these securities will decrease. Conversely, as prepayments slow the yield on these mortgage-backed securities will increase.  Furthermore, mortgage-backed derivative securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile.

    The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio increased to $1.79 billion at December 31, 2009, compared to $1.50 billion at December 31, 2008, an increase of $284.0 million, or 18.9%.  This is a result of an increase in mortgage-backed securities of $297.0 million, or 25.1%, during 2009 when compared to 2008.  Another change in our securities portfolio during 2009 included a $48.9 million, or 23.1%, increase in our ownership of securities issued by state and political subdivisions.  FHLB stock decreased $782,000, or 2.0%, due to stock redemptions and a decrease of stock purchases as our long-term FHLB advances decreased.  The changes in U. S. Treasury and U. S. Government agency securities were related to collateral needs for public fund deposits.  Other stocks and bonds are comprised primarily of TRUPs.  The reason for the decrease in other stocks and bonds at December 31, 2009 when compared to December 31, 2008 is the decrease in market value of the TRUP investments due to illiquidity and the credit impairment losses recognized in earnings.

    During 2009, the interest rate yield curve steepened while at the same time credit and volatility spreads tightened.  We used this environment to increase the securities portfolio and to also reposition a portion of the securities portfolio.  Through this process, we are able to increase the overall average coupon of our mortgage-backed securities and increase our municipal portfolio.

    The combined market value of the AFS and HTM securities portfolio at December 31, 2009 was $1.75 billion, which represented a net unrealized gain as of that date of $30.8 million.  The net unrealized gain was comprised of $39.9 million in unrealized gains and $9.1 million of unrealized losses.  The market value of the AFS securities portfolio at December 31, 2009 was $1.50 billion, which represented a net unrealized gain as of that date of $25.6 million.  The net unrealized gain was comprised of $33.9 million of unrealized gains and $8.3 million of unrealized losses.  The $8.3 million of unrealized losses is primarily resulting from mortgage-backed securities and our investment in three tranches of TRUPs.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

There were no securities transferred from AFS to HTM during 2009, 2008 and 2007.  There were no sales from the HTM portfolio during the years ended December 31, 2009, 2008 or 2007.  There were $244.2 million and $157.8 million of securities classified as HTM for the years ended December 31, 2009 and 2008, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2009 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$4,899	0.19%	$–	–	$–	–	$–	–
State and Political Subdivisions	3,682	7.40%	9,340	6.64%	28,377	6.28%	218,127	6.72%
Other Stocks and Bonds	–	–	–	–	–	–	635	4.22%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	365	5.13%	1,731	4.79%	127,486	5.20%
Government Sponsored Enterprises	1	4.64%	5,695	4.73%	35,150	4.64%	1,067,754	4.71%

Total	$8,582	3.28%	$15,400	5.90%	$65,258	5.36%	$1,414,002	5.07%

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$–	–	$–	–	$–	–	$1,013	7.98%
Other Stocks and Bonds	–	–	–	–	480	6.78%	–	–
Mortgage-backed Securities:
U.S. Government Agencies	–	–	896	4.73%	4,610	5.01%	11,171	5.03%
Government Sponsored Enterprises	–	–	49,579	4.58%	28,800	4.83%	147,609	5.59%

Total	$–	–	$50,475	4.58%	$33,890	4.88%	$159,793	5.57%

At December 31, 2009, there were no holders of any one issuer, other than the U. S. government, its agencies and its government sponsored enterprises, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

    Deposits provide us with our primary source of funds.  The increase of $314.3 million, or 20.2%, in total deposits during 2009 provided us with funds for the growth in both securities and loans.  Deposits increased during 2009 primarily due to branch expansion, increased market penetration, an increase in public fund deposits and an increase in brokered CDs issued.  At December 31, 2009, brokered CDs reflected an increase of approximately $91.2 million when compared to December 31, 2008. Deposits net of brokered deposits, at December 31, 2009, increased $223.0 million, or 14.7% when compared to December 31, 2008.  Time deposits, including brokered CDs issued increased a total of $219.5 million, or 39.8%, during 2009 when compared to 2008.  Noninterest bearing demand deposits increased $3.2 million, or 0.8%, during 2009.  Interest bearing demand deposits increased $82.3 million, or 14.9%, and saving deposits increased $9.3 million, or 15.4%, during 2009.  The latter three categories, which are considered the lowest cost deposits, comprised 58.8% of total deposits at December 31, 2009 compared to 64.5% at December 31, 2008.

The following table sets forth deposits by category at December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Noninterest Bearing Demand Deposits	$394,001	$390,823	$357,083
Interest Bearing Demand Deposits	634,806	552,532	498,221
Savings Deposits	70,198	60,852	52,975
Time Deposits	771,416	551,924	622,212

Total Deposits	$1,870,421	$1,556,131	$1,530,491

During the year ended December 31, 2009, total time deposits of $100,000 or more increased $140.7 million, or 48.9%, to $428.8 million, from $288.0 million at December 31, 2008.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Time Certificates of Deposit	Other Time Deposits	Total	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)

Three months or less	$178,488	$28,000	$206,488	$90,813	$27,900	$118,713
Over three to six months	78,948	21,000	99,948	58,120	18,000	76,120
Over six to twelve months	66,546	7,000	73,546	47,139	7,000	54,139
Over twelve months	48,804	–	48,804	39,075	–	39,075

Total	$372,786	$56,000	$428,786	$235,147	$52,900	$288,047

    At December 31, 2009, we had a total of $131.2 million in brokered CDs that represented 7.0% of our deposits.  During the year ended December 31, 2009, we issued $9.9 million of what are now short-term brokered CDs and $121.5 million of long-term brokered CDs.  Our brokered CDs at December 31, 2009 have maturities of less than 10 years and are reflected in the CDs under $100,000 category.  At December 31, 2008, we had $40.0 million in brokered CDs and at December 31, 2007, we had $132.9 million in brokered CDs.  Our current policy allows for a maximum of $150 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, increased $96.6 million, or 39.9%, during 2009 when compared to 2008.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$13,325	$10,629	$7,023
Average amount outstanding during the period (1)	19,270	11,789	4,519
Maximum amount outstanding during the period (3)	46,983	16,432	10,250
Weighted average interest rate during the period (2)	2.7%	3.7%	5.3%
Interest rate at end of period	2.7%	3.8%	4.7%

FHLB advances
Balance at end of period	$322,351	$229,385	$353,792
Average amount outstanding during the period (1)	187,467	278,164	272,711
Maximum amount outstanding during the period (3)	322,351	367,823	383,059
Weighted average interest rate during the period (2)	2.2%	3.1%	4.8%
Interest rate at end of period	1.5%	2.6%	4.1%

Other obligations
Balance at end of period	$2,760	$1,857	$2,500
Average amount outstanding during the period (1)	2,311	942	772
Maximum amount outstanding during the period (3)	3,962	2,500	2,500
Weighted average interest rate during the period (2)	–	1.6%	5.0%
Interest rate at end of period	–	–	3.6%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Long-term obligations are summarized as follows:

	December 31,	December 31,
	2009	2008
	(in thousands)
Federal Home Loan Bank Advances (1)
Varying maturities to 2028	$532,519	$655,489

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$592,830	$715,800

(1)           At December 31, 2009, the weighted average cost of these fixed rate advances was 3.7%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.19063% through March 30, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.06656% through February 22, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances decreased $123.0 million, or 18.8%, during 2009 to $532.5 million when compared to $655.5 million in 2008.  The decrease was the result of a decrease in long-term FHLB advances purchased during 2009 combined with advances classified as long-term at December 31, 2008 rolling into the short-term FHLB advance category.  During 2009, we issued long-term brokered CDs with call options we retained to fund part of the increase in the securities portfolio.

    Long-term debt was $60.3 million for the years ended December 31, 2009 and 2008. Long-term debt consists of our junior subordinated debentures issued in 2003 and August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by FWBS to Magnolia Trust Company I.  In August 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.

CAPITAL RESOURCES

    Our total shareholders' equity at December 31, 2009 of $201.8 million increased 25.6%, or $41.2 million, from December 31, 2008 and represented 6.7% of total assets at December 31, 2009 compared to 5.9% at December 31, 2008.

    Net income for 2009 of $44.4 million was the major contributor to the increase in shareholders' equity at December 31, 2009 along with the issuance of $2.3 million in common stock (277,761 shares) through our incentive stock option and dividend reinvestment plans, and an increase of $5.3 million in accumulated other comprehensive income which more than offset $11.1 million in cash dividends paid.  The increase in accumulated other comprehensive income is composed of an increase of $2.7 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 3 – Comprehensive Income”) and an increase of $2.7 million, net of tax, related to the change in the funded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

    Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2009, that we meet all capital adequacy requirements to which we are subject.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

(1)         Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Return on Average Assets	1.58%	1.29%	0.87%
Return on Average Shareholders' Equity	23.69%	21.44%	14.05%
Dividend Payout Ratio - Basic	25.17%	28.57%	43.10%
Dividend Payout Ratio - Diluted	25.34%	29.13%	44.64%
Average Shareholders' Equity to Average Total Assets	6.66%	6.04%	6.22%

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

MANAGEMENT OF LIQUIDITY

    Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2009, these investments were 18.9% of total assets, as compared with 27.5% for December 31, 2008, and 19.0% for December 31, 2007.  The decrease to 18.9% at December 31, 2009 is reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2009.  At December 31, 2009, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $276.0 million, net of FHLB stock purchases required.  Southside Bank obtained $44.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

    We had outstanding unused commitments to extend credit of $118.7 million and $137.0 million at December 31, 2009 and 2008, respectively.  Each commitment has a maturity date or an annual cancellation date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2009 and 2008 were $10.7 million and $9.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.2 million and $4.7 million at December 31, 2009 and 2008, respectively.

The scheduled maturities of unused commitments as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Unused commitments:
Due in one year or less	$67,773	$77,789
Due after one year	50,898	59,214
Total	$118,671	$137,003

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

    The following summarizes our contractual cash obligations and commercial commitments at December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments for borrowings do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:	(in thousands)

Long-term debt, including current maturities (1)	$–	$–	$–	$60,311	$60,311
FHLB advances (2)	324,516	337,924	170,398	22,032	854,870
Operating leases (3)	1,190	1,573	508	9	3,280
Deferred compensation agreements (4)	891	924	1,056	5,504	8,375
Time deposits (5)	557,924	75,753	97,257	40,482	771,416
Securities purchased not paid for	2,573	–	–	–	2,573
Capital lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Total contractual obligations	$887,094	$416,174	$269,219	$128,338	$1,700,825

(1)  The total balance of long-term debt was $60.3 million at December 31, 2009.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2010 associated with this debt is 3.19063%.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.06656% through February 22, 2010.

•
Debt of $23.2 million with a scheduled maturity of 2037, which carries a fixed rate of 6.518% through October 30, 2012 and thereafter adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.

•
Debt of $12.9 million with a scheduled maturity of 2037, which carries a fixed rate of 7.48% through December 15, 2012 and thereafter adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2010 through 2028, with interest rates ranging from 0.03% to 7.6% with a total balance of $854.9 million at December 31, 2009.  Callable FHLB advances with a total balance of $5.0 million are presented based on contractual maturity.

(3)  We had various operating leases for our office machines that total $312,000 and expire on or before the end of 2013.  In addition, we have operating leases totaling $3.0 million on our retail branch locations and loan production offices which have future commitments of up to five years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $8.4 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2009, $140,000 in payments had been made from such agreements.  Of the 18 officers included in the agreements, two were eligible for retirement at December 31, 2009 and one retired officer is currently receiving benefits.  One officer becomes eligible in 2012 and one in 2014.  The remaining 13 officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2009 and the retirement of the eligible officers in 2012 and 2014.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had one $9.9 million short-term non-callable brokered CD and $121.3 million of callable brokered CDs at December 31, 2009 with maturity dates ranging from 2010 through 2019.

    We expect to contribute $3.0 million to our defined benefit plan during 2010.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

    In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of December 31, 2009, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 4.28% and 8.33%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.74% and 13.60%, respectively, relative to the base case over the next 12 months.  As of December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 1.82% and 1.67%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 1.66% and 3.69%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2009 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

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

    Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

    The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2010 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.

3 (a)	–
Amended and Restated Articles of Incorporation of Southside Bancshares, Inc. effective April 17, 2009 (filed as Exhibit 3(a) to the Registrant’s Form 8-K, filed April 20, 2009, and incorporated herein by reference).

3 (b)(i)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. effective February 28, 2008 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

3 (b)(ii)	–
Amendment No.1  to the Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 27, 2009 (filed as Exhibit 3.1 to the Registrant’s Form 8-K/A, filed September 10, 2009, and incorporated herein by reference).

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

** 10 (m)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form 8-K filed April 20, 2009, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 23	–	Consent of Independent Registered Public Accounting Firm.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chief Executive Officer,	March 4, 2010
Chairman of the Board
and Director

/s/	ROBBIE N. EDMONSON
	(Robbie N. Edmonson)	Vice Chairman of the Board	March 4, 2010
and Director

/s/	SAM DAWSON
	(Sam Dawson)	President, Secretary	March 4, 2010
and Director

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 4, 2010

/s/	ALTON CADE
	(Alton Cade)	Director	March 4, 2010

/s/	BOB GARRETT
	(Bob Garrett)	Director	March 4, 2010

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 4, 2010

/s/	JOE NORTON
	(Joe Norton)	Director	March 4, 2010

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 4, 2010

/s/	WILLIAM SHEEHY
	(William Sheehy)	Director	March 4, 2010

/s/	PRESTON SMITH
	(Preston Smith)	Director	March 4, 2010

/s/	DON THEDFORD
	(Don Thedford)	Director	March 4, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairment in 2009.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 5, 2010

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$50,350	$64,067
Interest earning deposits	1,816	557
Federal funds sold	–	2,150
Total cash and cash equivalents	52,166	66,774
Investment securities:
Available for sale, at estimated fair value	265,060	278,378
Held to maturity, at cost	1,493	478
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,238,182	1,026,513
Held to maturity, at cost	242,665	157,287
Federal Home Loan Bank stock, at cost	38,629	39,411
Other investments, at cost	2,065	2,065
Loans held for sale	2,857	511
Loans:
Loans	1,033,576	1,022,549
Less: allowance for loan losses	(19,896)	(16,112)
Net Loans	1,013,680	1,006,437
Premises and equipment, net	46,477	42,722
Goodwill	22,034	22,034
Other intangible assets, net	1,096	1,479
Interest receivable	18,482	16,352
Deferred tax asset	1,611	2,852
Other assets	77,791	36,945
TOTAL ASSETS	$3,024,288	$2,700,238

LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$394,001	$390,823
Interest bearing	1,476,420	1,165,308
Total Deposits	1,870,421	1,556,131
Short-term obligations:
Federal funds purchased and repurchase agreements	13,325	10,629
FHLB advances	322,351	229,385
Other obligations	2,760	1,857
Total Short-term obligations	338,436	241,871
Long-term obligations:
FHLB advances	532,519	655,489
Long-term debt	60,311	60,311
Total Long-term obligations	592,830	715,800
Other liabilities	20,352	25,347
TOTAL LIABILITIES	2,822,039	2,539,149

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 18)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 16,742,835 and 15,756,096 shares issued)	20,928	19,695
Paid-in capital	146,357	131,112
Retained earnings	53,812	34,021
Treasury stock (1,762,261 and 1,731,570 shares at cost)	(23,545)	(23,115)
Accumulated other comprehensive income (loss)	4,229	(1,096)
TOTAL SHAREHOLDERS' EQUITY	201,781	160,617
Noncontrolling interest	468	472
TOTAL EQUITY	202,249	161,089
TOTAL LIABILITIES AND EQUITY	$3,024,288	$2,700,238

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2009	2008	2007
Interest income
Loans	$70,679	$73,120	$55,904
Investment securities - taxable	1,055	1,723	2,580
Investment securities - tax exempt	7,607	4,910	2,112
Mortgage-backed and related securities	65,463	55,470	43,767
Federal Home Loan Bank stock and other investments	235	841	1,193
Other interest earning assets	154	112	185
Total interest income	145,193	136,176	105,741
Interest expense
Deposits	22,682	32,891	41,458
Short-term obligations	4,696	8,969	13,263
Long-term obligations	25,294	18,503	7,142
Total interest expense	52,672	60,363	61,863
Net interest income	92,521	75,813	43,878
Provision for loan losses	15,093	13,675	2,351
Net interest income after provision for loan losses	77,428	62,138	41,527
Noninterest income
Deposit services	17,629	18,395	17,280
Gain on sale of securities available for sale	33,446	12,334	897

Total other-than-temporary impairment losses	(5,730)	–	–
Portion of loss recognized in other comprehensive income (before taxes)	2,730	–	–
Net impairment losses recognized in earnings	(3,000)	–	–

Gain on sale of loans	1,240	1,757	1,922
Trust income	2,456	2,465	2,106
Bank owned life insurance income	1,724	2,246	1,142
Other	3,179	3,105	3,071
Total noninterest income	56,674	40,302	26,418
Noninterest expense
Salaries and employee benefits	42,505	37,228	29,361
Occupancy expense	6,372	5,704	4,881
Equipment expense	1,718	1,305	1,017
Advertising, travel and entertainment	2,344	2,097	1,812
ATM and debit card expense	1,296	1,211	1,006
Director fees	785	674	605
Supplies	863	812	692
Professional fees	2,218	1,864	1,268
Postage	872	755	662
Telephone and communications	1,424	1,050	800
FDIC Insurance	3,943	966	285
Other	7,290	6,686	4,898
Total noninterest expense	71,630	60,352	47,287
Income before income tax expense	62,472	42,088	20,658
Provision (benefit) for income tax expense
Current	16,816	15,601	4,068
Deferred	(207)	(4,351)	(92)
Total income taxes	16,609	11,250	3,976
Net income	45,863	30,838	16,682
Less: Net (income) loss attributable to the noncontrolling interest	(1,467)	(142)	2
Net Income attributable to Southside Bancshares, Inc	$44,396	$30,696	$16,684

Earnings per common share – basic	$2.98	$2.10	$1.16
Earnings per common share – diluted	$2.96	$2.06	$1.12
Dividends declared per common share	$0.75	$0.60	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except share amounts)
	Years Ended December 31,
	2009	2008	2007
Common Stock
Balance, beginning of period	$19,695	$18,581	$17,594
Issuance of common stock (277,761 shares in 2009, 231,749 shares in 2008 and 168,543 shares in 2007)	347	290	211
Stock dividend	886	824	776
Balance, end of period	20,928	19,695	18,581
Paid-in capital
Balance, beginning of period	131,112	115,250	100,736
Issuance of common stock (277,761 shares in 2009, 231,749 shares in 2008 and 168,543 shares in 2007)	1,953	1,794	1,430
Stock compensation expense	–	7	27
Tax benefit of incentive stock options	651	639	154
Stock dividend	12,641	13,422	12,903
Balance, end of period	146,357	131,112	115,250
Retained earnings
Balance, beginning of period	34,021	26,187	29,648
Net income attributable to Southside Bancshares, Inc.	44,396	30,696	16,684
Cumulative effect of adoption of a new accounting principle on January 1, 2008	–	(351)	–
Dividends paid on common stock ($0.75 per share in 2009, $0.60 per share in 2008 and $0.50 per share in 2007)	(11,078)	(8,265)	(6,466)
Stock dividend	(13,527)	(14,246)	(13,679)
Balance, end of period	53,812	34,021	26,187
Treasury Stock
Balance, beginning of period	(23,115)	(22,983)	(22,850)
Purchase of common stock (30,691 shares in 2009, 6,713 shares in 2008 and 6,120 shares in 2007)	(430)	(132)	(133)
Balance, end of period	(23,545)	(23,115)	(22,983)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,096)	(4,707)	(14,524)
Net unrealized gains on available for sale securities, net of tax	24,225	18,680	9,283
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(21,740)	(8,017)	(592)
Non-credit portion of other-than-temporary impairment losses on available for sale
securities, net of tax	(1,775)	–	–
Other-than-temporary impairment charges on available for sale securities included in
net income, net of tax	1,950	–	–
Adjustment to net periodic benefit cost, net of tax	2,665	(7,052)	1,126
Net change in accumulated other comprehensive income	5,325	3,611	9,817
Balance, end of period	4,229	(1,096)	(4,707)
Total shareholders’ equity	201,781	160,617	132,328
Noncontrolling interest
Balance, beginning of period	472	498	–
Net income (loss) attributable to noncontrolling interest shareholders	1,467	142	(2)
Capital (distribution) contribution to noncontrolling interest shareholders	(1,471)	(168)	500
Balance, end of period	468	472	498
Total equity	$202,249	$161,089	$132,826
Comprehensive income
Net income	$45,863	$30,838	$16,682
Net change in accumulated other comprehensive income	5,325	3,611	9,817
Comprehensive income	51,188	34,449	26,499
Comprehensive income attributable to the noncontrolling interest	(1,467)	(142)	2
Comprehensive income attributable to Southside Bancshares, Inc.	$49,721	$34,307	$26,501

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$45,863	$30,838	$16,682
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,888	2,458	2,255
Amortization of premium	15,393	7,148	4,952
Accretion of discount and loan fees	(3,913)	(4,483)	(2,667)
Provision for loan losses	15,093	13,675	2,351
Stock compensation expense	–	7	27
Increase in interest receivable	(2,130)	(4,561)	(1,113)
(Increase) decrease in other assets	(12,239)	(1,596)	2,405
Net change in deferred taxes	(1,642)	(378)	(532)
(Decrease) increase in interest payable	(1,621)	468	259
Decrease in other liabilities	(944)	(5,324)	(1,644)
(Increase) decrease in loans held for sale	(2,346)	2,850	548
Gain on sale of securities available for sale	(33,446)	(12,334)	(897)
Net other-than-temporary impairment losses	3,000	–	–
Loss (gain) on sale of assets	–	77	(41)
Loss on disposal of assets	171	–	–
Impairment on other real estate owned	729	–	13
Loss on sale of other real estate owned	52	–	–
Net cash provided by operating activities	24,908	28,845	22,598

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	260,090	137,826	25,202
Proceeds from sales of mortgage-backed securities available for sale	718,520	449,537	90,323
Proceeds from maturities of investment securities available for sale	56,523	86,790	95,890
Proceeds from maturities of mortgage-backed securities available for sale	268,035	127,008	102,584
Proceeds from maturities of mortgage-backed securities held to maturity	51,167	33,613	37,481
Proceeds from maturities of investment securities held to maturity	–	–	900
Proceeds from redemption of FHLB stock	3,698	897	11,206
Proceeds from sale of other investments	–	–	44
Purchases of investment securities available for sale	(284,222)	(381,801)	(130,113)
Purchases of investment securities held to maturity	(1,014)	–	–
Purchases of mortgage-backed securities available for sale	(1,199,783)	(867,793)	(254,613)
Purchases of mortgage-backed securities held to maturity	(138,214)	(1,664)	(2,180)
Purchases of FHLB stock and other investments	(2,916)	(20,454)	(5,686)
Net increase in loans	(26,657)	(69,149)	(96,898)
Net cash paid in acquisition	–	–	(32,030)
Purchases of premises and equipment	(6,814)	(5,315)	(4,581)
Proceeds from sales of premises and equipment	–	384	–
Proceeds on bank owned life insurance	1,086	713	–
Proceeds from sales of other real estate owned	1,102	515	334
Proceeds from sales of repossessed assets	2,900	3,465	439
Net cash used in investing activities	(296,499)	(505,428)	(161,698)
 (continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)	Years Ended December 31,
	2009	2008	2007
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	94,798	95,928	114,612
Net increase (decrease) in certificates of deposit	199,521	(71,174)	32,183
Net increase (decrease) in federal funds purchased and repurchase agreements	2,696	3,606	(4,901)
Proceeds from FHLB advances	7,961,046	15,498,447	7,908,163
Repayment of FHLB advances	(7,991,050)	(15,053,612)	(7,921,744)
Proceeds from issuance of long-term debt	–	–	36,083
Net capital contributions from non-controlling interest in consolidated entities	–	–	500
Net capital distributions to non-controlling interest in consolidated entities	(1,471)	(168)	–
Tax benefit of incentive stock options	651	639	154
Purchase of common stock	(430)	(132)	(133)
Proceeds from the issuance of common stock	2,300	2,084	1,641
Dividends paid	(11,078)	(8,265)	(6,466)
Net cash provided by financing activities	256,983	467,353	160,092

Net (decrease) increase in cash and cash equivalents	(14,608)	(9,230)	20,992
Cash and cash equivalents at beginning of year	66,774	76,004	55,012
Cash and cash equivalents at end of year	$52,166	$66,774	$76,004

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$54,293	$59,895	$61,603
Income taxes paid	$17,500	$11,525	$4,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$8,560	$6,078	$741
Adjustment to pension liability	$(4,099)	$11,025	$(1,707)
5% stock dividend	$13,527	$14,246	$13,679
Unsettled trades to purchase securities	$(2,573)	$–	$(6,141)
Unsettled trades to sell securities	$8,084	$–	$–
Unsettled issuances of brokered CDs	$19,842	$–	$–
We purchased all of the common stock of FWBS for $37.0 million during 2007.  In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$–	$–	$152,344
Cash paid for the common stock	–	–	(36,956)
Liabilities assumed	$–	$–	$115,388

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and the nonbank subsidiary, are summarized below.

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

Basic and Diluted Earnings per Common Share.  Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in “Note 2 – Earnings Per Share.”

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the non credit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 – Comprehensive Income.”

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

Other Real Estate Owned.  Other Real Estate Owned (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  OREO is initially carried at the fair market value of the collateral net of estimated selling costs.  Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair market value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses.  Any subsequent reduction in fair market value net of estimated selling costs is charged to noninterest expense. Costs of maintaining and operating foreclosed properties are expensed as incurred.  Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assumptions used in the defined benefit plan and the fair values of financial instruments.  The status of contingencies are particularly subject to change and significant assumptions used in periodic evaluation of securities for other-than-temporary impairment.

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

Stock Options.  Stock-based compensation transactions are recognized as compensation cost in the income statement based on their fair values on the date of the grant.

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

Accounting Pronouncements:

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income unless there is no ability or intent to hold to recovery. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. The adoption of guidance under ASC Topic 320 was applied and considered during management’s other-than-temporary impairment analysis and conclusion.  The impact of this adoption as compared to the previous basis had a significant effect on our consolidated financial statements since the amount of the non-credit portion related to other-than-temporary impaired securities of approximately $4.7 million would have been recognized in our income statement as opposed to our statement of equity.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are included in our financial statements beginning with the financial statements for the year ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to our accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”  The new authoritative accounting guidance under ASC Topic 805 became effective for us on January 1, 2009 and did not have a material impact on our consolidated financial statements.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820 ”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The accounting guidance under ASC Topic 820 did not have a material impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, ”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in “Note 14 - Fair Value Measurement.”

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

2.  EARNINGS PER SHARE

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis as required by FASB ASC Topic 260, "Earnings Per Share," has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Basic and Diluted Earnings:
Net Income – Southside Bancshares, Inc	$44,396	$30,696	$16,684

Basic weighted-average shares outstanding:	14,869	14,588	14,398
Add: Stock options	135	325	425
Diluted weighted-average shares outstanding	15,004	14,913	14,823

Basic Earnings Per Share:
Net Income – Southside Bancshares, Inc	$2.98	$2.10	$1.16

Diluted Earnings Per Share:
Net Income – Southside Bancshares, Inc	$2.96	$2.06	$1.12

For the years ended December 31, 2009, 2008 and 2007, there were no antidilutive options.

3.      COMPREHENSIVE INCOME

The components of other comprehensive income as required by FASB ASC Topic 220 “Comprehensive Income,” are as follows (in thousands):

	Year Ended December 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$37,269	$(13,044)	$24,225
Non credit portion of other-than-temporary impairment losses on the AFS securities	(2,730)	955	(1,775)
Less: reclassification adjustment for gains
included in net income	33,446	(11,706)	21,740
Less: other-than-temporary impairment charges on AFS securities included in net income	(3,000)	1,050	(1,950)
Net unrealized gains on securities	4,093	(1,433)	2,660
Change in pension plans	4,099	(1,434)	2,665
Other comprehensive income	$8,192	$(2,867)	$5,325

	Year Ended December 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$28,805	$(10,125)	$18,680
Less: reclassification adjustment for gains realized in net income	12,334	(4,317)	8,017
Net unrealized gains on securities	16,471	(5,808)	10,663
Change in pension plans	(11,025)	3,973	(7,052)

Other comprehensive income	$5,446	$(1,835)	$3,611

	Year Ended December 31, 2007
	Before- Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$14,064	$(4,781)	$9,283
Less: reclassification adjustment for gains realized in net income	897	(305)	592
Net unrealized gains on securities	13,167	(4,476)	8,691
Change in pension plans	1,707	(581)	1,126

Other comprehensive income	$14,874	$(5,057)	$9,817

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2009 and 2008, are reflected in the table below (in thousands):

	Years Ended December 31,
	2009	2008

Unrealized gains on AFS securities	$16,159	$13,499
Net unfunded liability for defined benefit plans	(11,930)	(14,595)

Total	$4,229	$(1,096)

4.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2009 and 2008.

5.	SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2009 and 2008, are reflected in the tables below (in thousands):

	December 31, 2009

	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,898	$1	$–	$–	$4,899
State and Political Subdivisions	250,391	9,431	–	296	259,526
Other Stocks and Bonds	3,383	3	2,730	21	635
Mortgage-backed Securities:
U.S. Government Agencies	126,264	3,725	–	407	129,582
Government-Sponsored Enterprises	1,092,659	20,787	–	4,846	1,108,600
Total	$1,477,595	$33,947	$2,730	$5,570	$1,503,242

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$103	$–	$–	$1,116
Other Stocks and Bonds	480	22	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	16,677	534	–	36	17,175
Government-Sponsored Enterprises	225,988	5,248	–	766	230,470
Total	$244,158	$5,907	$–	$802	$249,263

	December 31, 2008
AVAILABLE FOR SALE:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
U.S. Treasury	$5,008	$23	$–	$5,031
Government-Sponsored Enterprise Debentures	60,325	227	1	60,551
State and Political Subdivisions	203,052	10,154	1,612	211,594
Other Stocks and Bonds	6,711	–	5,509	1,202
Mortgage-backed Securities:
U.S. Government Agencies	166,123	2,405	229	168,299
Government-Sponsored Enterprises	841,737	17,984	1,507	858,214
Total	$1,282,956	$30,793	$8,858	$1,304,891

	December 31, 2008
HELD TO MATURITY:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investment Securities:
Other Stocks and Bonds	$478	$9	$–	$487
Mortgage-backed Securities:
U.S. Government Agencies	22,778	300	–	23,078
Government-Sponsored Enterprises	134,509	1,890	26	136,373
Total	$157,765	$2,199	$26	$159,938

The following table represents the unrealized loss on securities for the years ended December 31, 2009 and 2008 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2009:

Available for Sale
State and Political Subdivisions	$14,520	$160	$2,953	$136	$17,473	$296
Other Stocks and Bonds	–	–	441	2,751	441	2,751
Mortgage-Backed Securities	391,889	5,250	1,065	3	392,954	5,253
Total	$406,409	$5,410	$4,459	$2,890	$410,868	$8,300

Held to Maturity
Mortgage-Backed Securities	$19,705	$802	$–	$–	$19,705	$802
Total	$19,705	$802	$–	$–	$19,705	$802

As of December 31, 2008:

Available for Sale
Government Sponsored Enterprise Debentures	$29,999	$1	$–	$–	$29,999	$1
State and Political Subdivisions	45,686	1,496	1,193	116	46,879	1,612
Other Stocks and Bonds	253	89	949	5,420	1,202	5,509
Mortgage-Backed Securities	116,616	1,517	17,174	219	133,790	1,736
Total	$192,554	$3,103	$19,316	$5,755	$211,870	$8,858

Held to Maturity
Mortgage-Backed Securities	$1,212	$1	$4,540	$25	$5,752	$26
Total	$1,212	$1	$4,540	$25	$5,752	$26

Declines in the fair value of HTM and AFS securities below their cost that are deemed to be other-than-temporary are reflected in earnings as losses. In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At December 31, 2009, we have in AFS Other Stocks and Bonds, $3.0 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2009 for the TRUPs is approximately $270,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2009 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2009. Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.0 million at December 31, 2009 and the non credit charge to other comprehensive income was estimated at $2.7 million.  Therefore, the carrying amount of the TRUPs was written down with $3.0 million recognized in earnings as of December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2009.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,000	$1,000	$207	C1	Ca
2	2,000	550	1,450	36	B1	Ca
3	2,000	1,450	550	27	B2	Ca
	$6,000	$3,000	$3,000	$270

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income.

	December 31, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$–	$–	$–
Charges on securities for which other-than-temporary impairment charges were not previously recognized	3,000	2,730	5,730
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,000	$2,730	$5,730

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of December 31, 2009, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the years presented:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

U.S. Treasury	$40	$115	$715
U.S. Government Agencies	678	690	671
State and Political Subdivisions	7,797	5,414	2,692
Other Stocks and Bonds	147	414	614
Mortgage-backed Securities	65,463	55,470	43,767

Total interest income on securities	$74,125	$62,103	$48,459

There were no securities transferred from AFS to HTM during 2008 and 2009.  There were no sales from the HTM portfolio during the years ended December 31, 2009, 2008 or 2007.  There were $244.2 million and $157.8 million of securities classified as HTM for the years ended December 31, 2009 and 2008, respectively.

Of the $33.4 million in net securities gains from the AFS portfolio in 2009, there were $33.5 million in realized gains and $0.1 million in realized losses.  Of the $12.3 million in net securities gains from the AFS portfolio in 2008, there were $12.5 million in realized gains and $0.2 million in realized losses.  Of the $0.9 million in net securities gains from the AFS portfolio in 2007, there were $1.0 million in realized gains and $0.1 million in realized losses.

The amortized cost and fair value of securities at December 31, 2009, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$8,544	$8,581
Due after one year through five years	9,044	9,340
Due after five years through ten years	27,287	28,377
Due after ten years	213,797	218,762
	258,672	265,060
Mortgage-backed securities	1,218,923	1,238,182
Total	$1,477,595	$1,503,242

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	480	502
Due after ten years	1,013	1,116
	1,493	1,618
Mortgage-backed securities	242,665	247,645
Total	$244,158	$249,263

Investment and mortgage-backed securities with book values of $1.06 billion and $952.6 million were pledged as of December 31, 2009 and 2008, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2009	2008
	(in thousands)
Real Estate Loans:
Construction	$88,566	$120,153
1-4 family residential	234,379	238,693
Other	212,731	184,629
Commercial loans	159,529	165,558
Municipal loans	150,111	134,986
Loans to individuals	188,260	178,530
Total loans	1,033,576	1,022,549
Less: Allowance for loan losses	19,896	16,112
Net loans	$1,013,680	$1,006,437

The following is a summary of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Allowance For Loan Losses
Balance at beginning of year	$16,112	$9,753	$7,193
Provision for loan losses	15,093	13,675	2,351
Allowance for loan losses acquired	–	–	909
Loans charged off	(13,147)	(9,197)	(2,747)
Recoveries of loans charged off	1,838	1,881	2,047
Balance at end of year	$19,896	$16,112	$9,753

Reserve For Unfunded Loan Commitments
Balance at beginning of year	$7	$50	$–
Provision for losses on unfunded loan commitments	(2)	(43)	50
Balance at end of year	$5	$7	$50

Nonaccrual loans at December 31, 2009 and 2008 were $18.6 million and $14.3 million, respectively.  Included in the nonaccrual loans at December 31, 2009 are SFG loans that total $7.0 million that were restructured and placed in nonaccrual status.  Loans with terms modified in troubled debt restructuring at December 31, 2009 and 2008 were $2.0 million and $148,000, respectively.

For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was approximately $16.1 million and $6.5 million, respectively.

The amount of interest recognized on nonaccrual or restructured loans was $1.2 million, $1.1 million and $102,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.7 million, $1.8 million and $231,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	Total	Valuation Allowance	Carrying Value

Real Estate Loans	$8,930	$1,857	$7,073
Loans to Individuals	9,291	2,712	6,579
Commercial Loans	2,292	458	1,834

Balance at December 31, 2009	$20,513	$5,027	$15,486

	Total	Valuation Allowance	Carrying Value

Real Estate Loans	$7,469	$1,082	$6,387
Loans to Individuals	6,003	2,259	3,744
Commercial Loans	862	171	691

Balance at December 31, 2008	$14,334	$3,512	$10,822

The balances of impaired loans included above with no valuation allowances were approximately $287,000 and $6,000 at December 31, 2009 and 2008, respectively.

7.  PREMISES AND EQUIPMENT

	December 31,	December 31,
	2009	2008
	(in thousands)

Premises	$54,010	$50,551
Furniture and equipment	22,053	21,213
	76,063	71,764
Less: accumulated depreciation	29,586	29,042
Total	$46,477	$42,722

Depreciation expense was $2.9 million, $2.5 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill.  Goodwill totaled $22.0 million at both December 31, 2009 and 2008.  We recorded goodwill totaling $395,000 and $21.6 million in connection with the acquisition of FWBS as of December 31, 2008 and 2007, respectively.

We measured our goodwill for impairment at December 31, 2009.  As a result of merging FWNB into Southside Bank in the third quarter of 2008, we have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2009, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2009.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to 10 years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2009
Core deposits	$2,047	$(951)	$1,096
	$2,047	$(951)	$1,096

December 31, 2008
Core deposits	$2,047	$(568)	$1,479
	$2,047	$(568)	$1,479

For the years ended December 31, 2009 and 2008, amortization expense related to intangible assets totaled $383,000 and $446,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2009 is as follows (in thousands):

2010	$319
2011	255
2012	198
2013	146
2014	99
Thereafter	79
$1,096

9.  OTHER REAL ESTATE OWNED

For the years ended December 31, 2009, 2008 and 2007, we did not have an allowance for losses on OREO.

For the years ended December 31, 2009 and 2008, the total of OREO was $1.9 million and $318,000, respectively.  OREO is reflected in other assets in our consolidated balance sheet.

For the years ended December 31, 2009, 2008 and 2007, losses on impairment or sale of OREO were $781,000, $174,000 and $16,000, respectively.

For the years ended December 31, 2009, 2008 and 2007, OREO operating expense exceeded income by $141,000, $83,000 and $12,000, respectively.

10.  INTEREST BEARING DEPOSITS

	December 31, 2009	December 31, 2008
	(in thousands)

Savings deposits	$70,192	$60,844
Money market demand deposits	114,447	108,623
Platinum money market deposits	209,194	163,055
NOW demand deposits	163,465	155,701
Certificates and other time deposits of $100,000 or more	227,838	230,316
Certificates and other time deposits under $100,000	342,412	263,750
Public fund deposits	348,872	183,019

Total	$1,476,420	$1,165,308

At December 31, 2009 and 2008, interest-bearing public funds deposits included $147.7 million and $125.2 million in savings and interest bearing checking accounts, $201.0 million and $57.7 million in time deposits of $100,000 or more and $218,000 and $128,000 in time deposits under $100,000, respectively.

For the years ended December 31, 2009, 2008 and 2007, interest expense on time deposits of $100,000 or more was $8.3 million, $10.0 million and $10.7 million, respectively.

At December 31, 2009, the scheduled maturities of certificates and other time deposits, including public funds, are as follows (in thousands):

2010	$557,924
2011	56,803
2012	18,950
2013	11,190
2014 and thereafter	126,549
$771,416

At December 31, 2009, we had a total of $9.9 million of short-term and $121.3 million in long-term brokered CDs that represented 7.0% of our deposits.  These brokered CDs mature within 10 years and are reflected in the CDs under $100,000 category.  At December 31, 2008, we had $40.0 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $150 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.1 million and $1.6 million for December 31, 2009 and 2008, respectively.

11.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2009	2008
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$13,325	$10,629
Average amount outstanding during the period (1)	19,270	11,789
Maximum amount outstanding during the period (3)	46,983	16,432
Weighted average interest rate during the period (2)	2.7%	3.7%
Interest rate at end of period	2.7%	3.8%

FHLB advances
Balance at end of period	$322,351	$229,385
Average amount outstanding during the period (1)	187,467	278,164
Maximum amount outstanding during the period (3)	322,351	367,823
Weighted average interest rate during the period (2)	2.2%	3.1%
Interest rate at end of period	1.5%	2.6%

Other obligations
Balance at end of period	$2,760	$1,857
Average amount outstanding during the period (1)	2,311	942
Maximum amount outstanding during the period (3)	3,962	2,500
Weighted average interest rate during the period (2)	–	1.6%
Interest rate at end of period	–	–

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(3)	The maximum amount outstanding at any month-end during the period.

Southside Bank has four lines of credit for the purchase of federal funds.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB – The Independent Bankers Bank, respectively.  At December 31, 2009, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $276 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2009 or 2008.  Southside Bank obtained $44.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

Securities sold under agreements to repurchase are secured by short-term borrowings that typically mature within one year.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $13.3 million at December 31, 2009.  There were $10.6 million sold under agreements to repurchase at December 31, 2008.

12. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
FHLB advances
Balance at end of period	$532,519	$655,489
Weighted average interest rate during the period (1)	3.6%	3.8%
Interest rate at end of period	3.7%	3.6%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	5.7%	6.7%
Interest rate at end of period	5.3%	5.8%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2009 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total

FHLB advances	$2,165	$508,322	$19,024	$3,008	$532,519
Long-term debt	–	–	–	60,311	60,311
Total long-term obligations	$2,165	$508,322	$19,024	$63,319	$592,830

FHLB advances represent borrowings with fixed interest rates ranging from 2.2% to 7.6% and with maturities of one to nineteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2009	2008
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.19063% through March 30, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.06656% through February 22, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

The long-term debt was $60.3 million for the years ended December 31, 2009 and 2008.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS.  In addition, as a result of the acquisition, we assumed $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

13.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with 18 of its executive officers, which generally provides for payment of an aggregate amount of $8.4 million over a maximum period of 15 years after retirement or death.  Deferred compensation expense was $257,000, $1.2 million and $8,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009 and 2008, the deferred compensation plan liability totaled $3.7 million and $3.5 million, respectively.

We provide accident and health insurance for substantially all employees through a self funded insurance program.  Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006.  Effective July 31, 2007, the healthcare plan no longer provides health insurance coverage for any current retirees.  The cost of health care benefits was $3.6 million, $2.6 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  There were no retirees participating in the health insurance plan as of December 31, 2009 and 2008.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2009 and 2008. There were no contributions to the ESOP for the year ended December 31, 2007.  At December 31, 2009 and 2008, 275,326 and 282,268 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

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

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2009, the expected death benefits total $5.5 million.  The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $70,000 for the year ended December 31, 2009.  There was no expense associated with the postretirement liability for the year ended December 31, 2008.

FASC ASC Topic 715, “Compensation-Retirement Benefits,” requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits.  We adopted FASB ASC Topic 715 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment was $351,000.  For the year ended December 31, 2009, the split-dollar liability totaled $1.2 million.

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

Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2009.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2009, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 6.10%; a long-term rate of return on Plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 166,861 shares of our stock at December 31, 2009 and 2008.  Our stock included in Plan assets was purchased at fair market value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2009, our funded status increased $8.3 million to a funded status of $2.4 million at December 31, 2009 from an underfunded status of $5.9 million at December 31, 2008.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2009		2008
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$42,781	$3,989	$40,246	$2,899
Service cost	1,277	108	1,240	85
Interest cost	2,570	271	2,424	228
Actuarial loss	150	501	230	857
Benefits paid	(1,386)	(80)	(1,255)	(80)
Expenses paid	(102)	–	(104)	–
Benefit obligation at end of year	45,290	4,789	42,781	3,989

Change in Plan Assets:

Fair value of plan assets at end of prior year	36,894	–	39,726	–
Actual return	6,263	–	(7,473)	–
Employer contributions	6,000	80	6,000	80
Benefits paid	(1,386)	(80)	(1,255)	(80)
Expenses paid	(102)	–	(104)	–
Fair value of plan assets at end of year	47,669	–	36,894	–
Funded status at end of year	2,379	(4,789)	(5,887)	(3,989)
Accrued benefit (liability) recognized	$2,379	$(4,789)	$(5,887)	$(3,989)

Accumulated benefit obligation at end of year	$35,954	$3,202	$33,555	$2,689

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows:

	2009
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Recognition of net loss	$1,200	$209
Recognition of prior service credit	(42)	(2)
Net gain (loss) occurring during the year	3,235	(501)
Recognition of transition obligation	–	–
	4,393	(294)
Deferred tax (expense) benefit	(1,537)	103
Other comprehensive income (loss), net of tax	$2,856	$(191)

Net amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2009 were as follows:

	2009
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$1,200	$209
Prior service credit	(42)	(2)
	1,158	207
Deferred tax benefit	(405)	(72)
Accumulated other comprehensive loss, net of tax	$753	$135

Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2009 were as follows:

	2009
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$(16,893)	$(1,974)
Prior service credit	506	7
	(16,387)	(1,967)
Deferred tax benefit	5,736	688
Accumulated other comprehensive loss, net of tax	$(10,651)	$(1,279)

At December 31, 2009 and 2008, the assumptions used to determine the benefit obligation were as follows:

	2009		2008
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	6.10%	6.10%	6.10%	6.10%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2009, 2008 and 2007 included the following components:

	2009	2008	2007
Defined Benefit Pension Plan	(in thousands)

Service cost	$1,277	$1,240	$1,330
Interest cost	2,570	2,424	2,313
Expected return on assets	(2,878)	(2,990)	(2,529)
Net loss amortization	1,200	417	483
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$2,127	$1,049	$1,555

Restoration Plan

Service cost	$108	$85	$61
Interest cost	271	228	168
Transition obligation recognition	–	–	3
Net loss amortization	209	152	85
Prior service credit amortization	(2)	(2)	(2)
Net periodic benefit cost	$586	$463	$315
For the years ended December 31, 2009, 2008, and 2007, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2009	2008	2007
Defined Benefit Pension Plan
Discount rate	6.10%	6.25%	6.05%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	6.10%	6.25%	6.05%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows (in thousands):

	Defined Benefit	Restoration
	Pension Plan	Plan

Net Loss	$851	$180
Prior service credit	(42)	(2)
	809	178
Deferred tax benefit	(283)	(62)
Other comprehensive loss, net of tax	$526	$116

	Fair Value Measurements at
	December 31, 2009
	(in thousands)
Asset Category:	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Cash and cash equivalents:	$7,174	$–	$–	$7,174

Equity Securities:
U.S. large cap (1)	22,340	–	–	22,340
U.S. mid cap (1)	3,055	–	–	3,055
U.S. small cap (2)	3,956	–	–	3,956
International developed (3)	401	–	–	401
International emerging (4)	335	–	–	335

Fixed income securities:
Corporate bonds (5)	–	1,302	–	1,302
Mortgage-backed securities (6)	–	9,106	–	9,106
Total	$37,261	$10,408	$–	$47,669

(1)	This category is comprised of individual securities that are actively managed.
(2)	This category is also comprised of individual securities that are actively managed. Also included in this category is Southside Bancshares stock that is owned in the Plan.
(3)	This category is comprised of a broadly ‘passive’ mutual fund.
(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.
(5)	This category is comprised of individual investment grade securities that are generally held to maturity.
(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2009.

Our overall investment strategy is to realize long term growth of the plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 65% equities, 33% fixed income and 2% cash equivalents.  Equity securities are diversified among US and International (both developed and emerging), large, mid and small caps, and value and growth securities.  Fixed income securities include U.S. Treasuries, agencies, certificates of deposit, corporate bonds, and mortgage backed securities. Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.

On September 28, 2009, we made a contribution of $3.0 million in cash into the plan assets.  Additionally, there were a number of maturities of fixed income securities during the latter part of the year, which also contributed to higher levels of cash.  These two factors, in combination with the ongoing discipline of being selective in our purchase of equity and fixed income securities, were the primary causes of the asset category percentages falling outside the target asset allocations we attempt to stay within.

As of December 31, 2009, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2010	$1,596	$109
2011	1,666	121
2012	1,901	252
2013	2,067	258
2014	2,340	269
2015 through 2019	15,059	1,928
	$24,629	$2,937

We expect to contribute $3.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2010.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2009, 2008 and 2007, expense attributable to the 401(k) Plan amounted to $100,000, $117,000 and $77,000, respectively.

Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the “ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of December 31, 2009, there were no nonvested shares.  For the year ended December 31, 2009, there was no stock-based compensation expense.  For the year ended December 31 2008, we recorded approximately $7,000 of stock-based compensation expense.

As of December 31, 2009 and 2008, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our stock options as of December 31, 2009, and the changes during the year ended is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	333,473	$5.16
Exercised	(230,514)	$5.05
Cancelled	–	$–
Outstanding at December 31, 2009	102,959	$5.40	0.91	$1,485
Exercisable at December 31, 2009	102,959	$5.40	0.91	$1,485

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the years ended December 31, 2009, 2008 and 2007 were $3.0 million, $2.9 million and $2.0 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $734,000, $908,000 and $587,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $651,000, $639,000 and $154,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), a stock-based incentive compensation plan.  A total of 1,050,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of December 31, 2009, no awards had been granted under this plan.

14.  FAIR VALUE MEASUREMENT

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

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At December 31, 2009, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2009, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,899	$–	$–	$4,899
State and Political Subdivisions	–	259,526	–	259,526
Other Stocks and Bonds	365	–	270	635
Mortgage-backed Securities:
U.S. Government Agencies	–	129,582	–	129,582
Government-Sponsored Enterprise	–	1,108,600	–	1,108,600
Total	$5,264	$1,497,708	$270	$1,503,242

	As of December 31, 2008
Securities Available For Sale	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$5,031	$–	$–	$5,031
Government-Sponsored Enterprise Debentures	–	60,551	–	60,551
State and Political Subdivisions	–	211,594	–	211,594
Other Stocks and Bonds	556	–	646	1,202
Mortgage-backed Securities:
U.S. Government Agencies	–	168,299	–	168,299
Government-Sponsored Enterprise	–	858,214	–	858,214
Total	$5,587	$1,298,658	$646	$1,304,891

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Years Ended December 31,
	2009	2008
Other Stocks and Bonds

Balance at Beginning of Period	$646	$–

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3,000)	–
Included in other comprehensive income (loss)	2,624	(5,354)
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	6,000
Balance at End of Period	$270	$646

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(3,000)	$–

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2009		At December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$52,166	$52,166	$66,774	$66,774
Investment securities:
Available for sale, at estimated fair value	265,060	265,060	278,378	278,378
Held to maturity, at cost	1,493	1,618	478	487
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,238,182	1,238,182	1,026,513	1,026,513
Held to maturity, at cost	242,665	247,645	157,287	159,451
FHLB stock and other investments, at cost	40,694	40,694	41,476	41,476
Loans, net of allowance for loan losses	1,013,680	1,028,332	1,006,437	1,023,794
Loans held for sale	2,857	2,857	511	511

Financial liabilities:
Retail deposits	$1,870,421	$1,877,145	$1,556,131	$1,564,369
Federal funds purchased and repurchase agreements	13,325	13,325	10,629	10,629
FHLB advances	854,870	873,917	884,874	916,344
Long-term debt	60,311	35,192	60,311	36,118

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2009 or 2008.

15.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.75, $0.60 and $0.50 per share for the years ended December 31, 2009, 2008 and 2007, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2009, we exceeded all regulatory minimum capital requirements.

As of December 31, 2009, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$212,082	17.66%	$96,097	8.00%	N/A	N/A
Bank Only	$208,394	17.35%	$96,067	8.00%	$120,084	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$192,615	16.04%	$48,049	4.00%	N/A	N/A
Bank Only	$193,370	16.10%	$48,033	4.00%	$72,050	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$192,615	7.48%	$103,036	4.00%	N/A	N/A
Bank Only	$193,370	7.51%	$102,960	4.00%	$128,700	5.00%

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

16.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2009, 53,873 shares were sold under this plan at an average price of $21.09 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2008, 49,273 shares were sold under this plan at an average price of $21.19 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2009, 30,691 shares of common stock were purchased under this plan at a cost of $430,000.  During 2008, 6,713 shares of common stock were purchased under this plan at a cost of $132,000.

17.  INCOME TAXES

The provisions for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current tax provision	$16,816	$15,601	$4,068
Deferred tax benefit	(207)	(4,351)	(92)
Provision for tax expense charged to operations	$16,609	$11,250	$3,976

The components of the net deferred tax asset as of December 31, 2009 and 2008 are summarized below (in thousands):
	Assets		Liabilities
Writedowns on OREO	$306	$
Allowance for loan losses	5,977
Retirement and other benefit plans				(4,069)
Unrealized gains on securities available for sale				(8,701)
Premises and equipment				(286)
FHLB stock dividends				(5)
Other-than-temporary impairment losses	1,050
Unfunded status of defined benefit plan	6,424
State Business Tax Credit	726
Other	189
Gross deferred tax assets (liabilities)	14,672			(13,061)

Net deferred tax asset at December 31, 2009	$1,611

Writedowns on OREO	$108		$
Allowance for loan losses	4,817
Retirement and other benefit plans				(3,003)
Unrealized gains on securities available for sale				(7,253)
Premises and equipment				(312)
FHLB stock dividends				(324)
Unfunded status of defined benefit plan	7,859
State Business Tax Credit	744
Other	216
Gross deferred tax assets (liabilities)	13,744			(10,892)

Net deferred tax asset at December 31, 2008	$2,852

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$21,865	35.0%	$14,731	35.0%	$7,024	34.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(4,990)	(8.0%)	(3,589)	(8.5%)	(2,470)	(12.0%)
Increase in statutory rate	–	–	(33)	(0.1%)	–	–
State Business Tax Credit	–	–	–	–	(779)	(3.8%)
State Business Tax	86	0.1%	10	0.0%	106	0.5%
Other Net	(352)	(0.5%)	131	0.3%	95	0.5%
Provision for Tax Expense Charged to Operations	$16,609	26.6%	$11,250	26.7%	$3,976	19.2%

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

We had outstanding unused commitments to extend credit of $118.7 million and $137.0 million at December 31, 2009 and 2008, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2009 and 2008 were $10.7 million and $9.0 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.2 million and $4.7 million at December 31, 2009 and 2008, respectively.

The scheduled maturities of unused commitments as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Unused commitments:
Due in one year or less	$67,773	$77,789
Due after one year	50,898	59,214
Total	$118,671	$137,003

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

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.1 million, $1.0 million and $773,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Rent expense for leased equipment was $222,000, $198,000 and $181,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2009 were as follows (in thousands):

2010	$1,190
2011	950
2012	623
2013	394
2014	114
Thereafter	9
$3,280

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $8.1 million unsettled trades to sell securities at December 31, 2009.  There were no unsettled trades to sell securities at December 31, 2008.  There were $2.6 million unsettled trades to purchase securities at December 31, 2009.  There were no unsettled trades to purchase securities at December 31, 2008.

Deposits. There were $19.8 million of unsettled issuances of brokered CDs at December 31, 2009.  At December 31, 2008, there were no unsettled issuances of brokered CDs.

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

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  On August 21, 2007, SFG was formed and is considered a VIE.  Venue has 50% ownership rights and 51% voting rights in SFG based on their investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue are obligated to absorb the majority of SFG’s expected losses and receive a majority of SFG’s expected residual returns, and therefore, Southside Bank is considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank.

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of December 31, 2009, the total of SFG’s automobile loan portfolio, as reported in our Loans to Individuals, was approximately $82.8 million.  Southside Bank is the sole provider of financing for SFG.  As of December 31, 2009, Southside Bank had extended credit of $78.6 million to finance SFG’s activities.

Southside Bank has no other explicit arrangements or implicit variable interests with SFG.  This extension of credit has been eliminated for fully consolidated purposes.

20.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 43.8% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

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

The mortgage-backed securities we hold consist exclusively of U.S. Agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The GNMA mortgage-backed securities are backed by the full faith and credit of the United States Government and the FNMA and Freddie Mac U.S. Agency GSE guaranteed mortgage-backed securities are not backed by the full faith and credit of the United States government.

21.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows
(in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$873	$1,479
Investment in bank subsidiaries at equity in underlying net assets	255,607	213,190
Investment in nonbank subsidiaries at equity in underlying net assets	1,826	1,567
Other assets	4,399	1,422

TOTAL ASSETS	$262,705	$217,658

LIABILITIES

Long-term debt	$60,311	$56,702
Other liabilities	613	339

TOTAL LIABILITIES	60,924	57,041

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 40,000,000 shares authorized: 16,742,835 and 15,756,096 shares issued)	20,928	19,695
Paid-in capital	146,357	131,112
Retained earnings	53,812	34,021
Treasury stock (1,762,261 and 1,731,570 shares, at cost)	(23,545)	(23,115)
Accumulated other comprehensive income (loss)	4,229	(1,096)

TOTAL SHAREHOLDERS' EQUITY	201,781	160,617

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$262,705	$217,658

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
INCOME	(in thousands)

Dividends from subsidiary	$11,000	$6,000	$9,800
Interest income	102	116	82
TOTAL INCOME	11,102	6,116	9,882

EXPENSE

Interest expense	3,409	3,869	2,726
Other	1,378	1,556	923
TOTAL EXPENSE	4,787	5,425	3,649

Income before income tax expense	6,315	691	6,233
Income tax benefit	1,640	1,864	1,213
Income before equity in undistributed earnings of subsidiaries	7,955	2,555	7,446
Equity in undistributed earnings of subsidiaries	36,441	28,141	9,238
NET INCOME	$44,396	$30,696	$16,684

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

OPERATING ACTIVITIES:
Net Income	$44,396	$30,696	$16,684
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(36,441)	(28,141)	(9,238)
(Increase) decrease in other assets	(844)	(401)	361
Increase (decrease) in other liabilities	265	(56)	368
Net cash provided by operating activities	7,376	2,098	8,175

INVESTING ACTIVITIES:
Cash paid in acquisition	–	–	(36,956)
Investment in subsidiaries	1,226	–	(1,083)
Net cash provided by (used in) investing activities	1,226	–	(38,039)

FINANCING ACTIVITIES:
Purchase of common stock	(430)	(132)	(133)
Proceeds from issuance of long-term debt	–	–	36,083
Proceeds from issuance of common stock	2,300	2,084	1,641
Dividends paid	(11,078)	(8,265)	(6,466)
Net cash (used in) provided by financing activities	(9,208)	(6,313)	31,125

Net (decrease) increase in cash and cash equivalents	(606)	(4,215)	1,261
Cash and cash equivalents at beginning of year	1,479	5,694	4,433

Cash and cash equivalents at end of year	$873	$1,479	$5,694

22.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share data)

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$37,407	$35,399	$35,727	$36,660
Interest expense	12,241	12,736	13,272	14,423
Net interest income	25,166	22,663	22,455	22,237
Provision for loan losses	5,113	2,973	3,417	3,590
Noninterest income	12,854	12,513	12,393	18,914
Noninterest expense	19,074	17,751	18,288	16,517
Income before income tax expense	13,833	14,452	13,143	21,044
Provision for income tax expense	3,588	3,620	3,255	6,146
Net income	10,245	10,832	9,888	14,898
Less: Net (income) loss attributable to the noncontrolling interest	132	(335)	(511)	(753)
Net income attributable to Southside Bancshares, Inc.	10,377	10,497	9,377	14,145

Earnings per common share
Basic:	$0.69	$0.70	$0.63	$0.96
Diluted:	$0.69	$0.70	$0.62	$0.95

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$38,245	$34,260	$31,575	$32,096
Interest expense	15,505	14,452	13,680	16,726
Net interest income	22,740	19,808	17,895	15,370
Provision for loan losses	5,339	3,150	2,947	2,239
Noninterest income	12,694	7,619	11,287	8,702
Noninterest expense	16,004	15,712	14,333	14,303
Income before income tax expense	14,091	8,565	11,902	7,530
Provision for income tax expense	3,851	2,240	3,223	1,936
Net income	10,240	6,325	8,679	5,594
Less: Net (income) loss attributable to the noncontrolling interest	129	(75)	(148)	(48)
Net income attributable to Southside Bancshares, Inc.	10,369	6,250	8,531	5,546

Earnings per common share
Basic:	$0.70	$0.43	$0.59	$0.38
Diluted:	$0.70	$0.42	$0.57	$0.37