Form 10-Q
period 2010-03-31
SOUTHSIDE BANCSHARES INC
filed 2010-05-06
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 23, 2010 was 15,793,726 shares.

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
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit Index
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
ASSETS	2010	2009
Cash and due from banks	$35,805	$50,350
Interest earning deposits	2,357	1,816
Total cash and cash equivalents	38,162	52,166
Investment securities:
Available for sale, at estimated fair value	282,199	265,060
Held to maturity, at amortized cost	1,494	1,493
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,090,224	1,238,182
Held to maturity, at amortized cost	439,121	242,665
FHLB stock, at cost	36,305	38,629
Other investments, at cost	2,065	2,065
Loans held for sale	2,036	2,857
Loans:
Loans	1,017,444	1,033,576
Less: allowance for loan loss	(19,468)	(19,896)
Net Loans	997,976	1,013,680
Premises and equipment, net	47,466	46,477
Goodwill	22,034	22,034
Other intangible assets, net	1,010	1,096
Interest receivable	15,348	18,482
Deferred tax asset	4,159	1,611
Other assets	70,142	77,791
TOTAL ASSETS	$3,049,741	$3,024,288
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$403,575	$394,001
Interest bearing	1,524,851	1,476,420
Total Deposits	1,928,426	1,870,421
Short-term obligations:
Federal funds purchased and repurchase agreements	7,170	13,325
FHLB advances	321,202	322,351
Other obligations	2,776	2,760
Total Short-term obligations	331,148	338,436
Long-term obligations:
FHLB advances	463,058	532,519
Long-term debt	60,311	60,311
Total Long-term obligations	523,369	592,830
Other liabilities	59,127	20,352
TOTAL LIABILITIES	2,842,070	2,822,039

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 17,557,088 shares	21,946	20,928
issued in 2010 (including 753,710 shares declared on March 18, 2010 as a stock dividend) and 16,592,417 shares issued in 2009
Paid-in capital	161,460	146,357
Retained earnings	47,401	53,812
Treasury stock (1,763,362 and 1,762,261 shares at cost)	(23,569)	(23,545)
Accumulated other comprehensive (loss) income	(409)	4,229
TOTAL SHAREHOLDERS' EQUITY	206,829	201,781
Noncontrolling interest	842	468
TOTAL EQUITY	207,671	202,249
TOTAL LIABILITIES AND EQUITY	$3,049,741	$3,024,288

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months
	Ended March 31,
	2010	2009
Interest income
Loans	$17,765	$18,313
Investment securities – taxable	26	319
Investment securities – tax-exempt	2,826	1,494
Mortgage-backed and related securities	14,277	16,404
FHLB stock and other investments	82	104
Other interest earning assets	11	26
Total interest income	34,987	36,660
Interest expense
Deposits	5,005	6,372
Short-term obligations	1,680	1,165
Long-term obligations	5,226	6,886
Total interest expense	11,911	14,423
Net interest income	23,076	22,237
Provision for loan losses	3,867	3,590
Net interest income after provision for loan losses	19,209	18,647
Noninterest income
Deposit services	4,064	4,035
Gain on sale of securities available for sale	8,355	13,796

Total other-than-temporary impairment losses	(39)	(5,627)
Portion of loss recognized in other comprehensive income (before taxes)	(36)	4,727
Net impairment losses recognized in earnings	(75)	(900)

Gain on sale of loans	281	335
Trust income	530	563
Bank owned life insurance income	285	301
Other	933	784
Total noninterest income	14,373	18,914
Noninterest expense
Salaries and employee benefits	10,942	10,484
Occupancy expense	1,643	1,418
Equipment expense	437	375
Advertising, travel & entertainment	537	509
ATM and debit card expense	167	299
Director fees	177	146
Supplies	270	212
Professional fees	406	630
Postage	186	188
Telephone and communications	373	281
FDIC Insurance	679	536
Other	1,635	1,439
Total noninterest expense	17,452	16,517

Income before income tax expense	16,130	21,044
Provision for income tax expense	3,955	6,146
Net income	12,175	14,898
Less: Net income attributable to the noncontrolling interest	(530)	(753)
Net income attributable to Southside Bancshares, Inc.	$11,645	$14,145
Earnings per common share – basic	$0.74	$0.91
Earnings per common share – diluted	$0.74	$0.90
Dividends paid per common share	$0.17	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2010	2009
Common Stock
Balance, beginning of period	$20,928	$19,695
Issuance of common stock (60,543 shares in 2010 and 128,513 shares in 2009)	76	160
Stock dividend declared	942	885
Balance, end of period	21,946	20,740
Paid-in capital
Balance, beginning of period	146,357	131,112
Issuance of common stock (60,543 shares in 2010 and 128,513 shares in 2009)	396	668
Tax benefit of incentive stock options	145	164
Stock dividend declared	14,562	12,620
Balance, end of period	161,460	144,564
Retained earnings
Balance, beginning of period	53,812	34,021
Net income attributable to Southside Bancshares, Inc.	11,645	14,145
Dividends paid on common stock ($0.17 per share in 2010 and $0.13 per share in 2009)	(2,552)	(1,825)
Stock dividend declared	(15,504)	(13,505)
Balance, end of period	47,401	32,836
Treasury Stock
Balance, beginning of period	(23,545)	(23,115)
Purchase of common stock (1,101 shares in 2010 and 30,691 shares in 2009)	(24)	(430)
Balance, end of period	(23,569)	(23,545)
Accumulated other comprehensive (loss) income
Balance, beginning of period	4,229	(1,096)
Net unrealized gains on available for sale securities, net of tax	560	10,496
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(5,431)	(8,967)
Non-credit portion of other-than-temporary impairment losses on available for sale
securities, net of tax	23	408
Other-than-temporary impairment charges on available for sale securities included in
net income, net of tax	49	585
Adjustment to net periodic benefit cost, net of tax	161	209
Net change in accumulated other comprehensive (loss) income	(4,638)	2,731
Balance, end of period	(409)	1,635
Total shareholders’ equity	206,829	176,230
Noncontrolling interest
Balance, beginning of period	468	472
Net income attributable to noncontrolling interest shareholders	530	753
Capital distribution to noncontrolling interest shareholders	(156)	(992)
Balance, end of period	842	233
Total equity	$207,671	$176,463

Comprehensive income
Net income	$12,175	$14,898
Net change in accumulated other comprehensive (loss) income	(4,638)	2,731
Comprehensive income	7,537	17,629
Comprehensive income attributable to the noncontrolling interest	(530)	(753)
Comprehensive income attributable to Southside Bancshares, Inc.	$7,007	$16,876

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$12,175	$14,898
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	775	601
Amortization of premium	7,120	2,193
Accretion of discount and loan fees	(1,271)	(995)
Provision for loan losses	3,867	3,590
Decrease in interest receivable	3,134	2,666
Decrease in other assets	1,052	670
Net change in deferred taxes	(50)	(455)
Decrease in interest payable	(430)	(498)
Increase in other liabilities	4,380	8,708
Decrease (increase) in loans held for sale	821	(3,371)
Gain on sale of securities available for sale	(8,355)	(13,796)
Net other-than-temporary impairment losses	75	900
Gain on sale of assets	(7)	–
Impairment on other real estate owned	20	–
(Gain) loss on sale of other real estate owned	(15)	1
Net cash provided by operating activities	23,291	15,112

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	12,265	124,567
Proceeds from sales of mortgage-backed securities available for sale	388,909	53,170
Proceeds from maturities of investment securities available for sale	2,784	40,800
Proceeds from maturities of mortgage-backed securities available for sale	96,982	48,759
Proceeds from maturities of mortgage-backed securities held to maturity	18,129	9,653
Proceeds from redemption of FHLB stock	2,360	–
Purchases of investment securities available for sale	(15,248)	(30,720)
Purchases of mortgage-backed securities available for sale	(317,794)	(184,673)
Purchases of mortgage-backed securities held to maturity	(215,686)	(41,461)
Purchases of FHLB stock and other investments	(36)	(46)
Net decrease in loans	11,328	4,715
Purchases of premises and equipment	(1,795)	(1,804)
Proceeds from sales of premises and equipment	38	–
Proceeds on bank owned life insurance	–	511
Proceeds from sales of other real estate owned	419	217
Proceeds from sales of repossessed assets	1,199	594
Net cash (used in) provided by investing activities	(16,146)	24,282

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Three Months Ended
	March 31,
	2010	2009
FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings accounts	125,151	(19,520)
Net (decrease) increase in certificates of deposit	(67,420)	143,301
Net (decrease) increase in federal funds purchased and repurchase agreements	(6,155)	224
Proceeds from FHLB advances	1,203,170	1,195,000
Repayment of FHLB advances	(1,273,780)	(1,336,973)
Net capital distributions to non-controlling interest in consolidated entities	(156)	(992)
Tax benefit of incentive stock options	145	164
Purchase of common stock	(24)	(430)
Proceeds from the issuance of common stock	472	828
Dividends paid	(2,552)	(1,825)
Net cash used in financing activities	(21,149)	(20,223)

Net (decrease) increase in cash and cash equivalents	(14,004)	19,171
Cash and cash equivalents at beginning of period	52,166	66,774
Cash and cash equivalents at end of period	$38,162	$85,945

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$12,341	$14,921
Income taxes paid	–	500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$1,930	$4,238
Declaration of 5% stock dividend	15,504	13,505
Adjustment to pension liability	(247)	(321)
Unsettled trades to purchase securities	(37,458)	(58,307)
Unsettled trades to sell securities	1,453	–
Unsettled issuances of brokered CDs	19,830	–

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

The consolidated balance sheet as of March 31, 2010, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three month period ended March 31, 2010 and 2009 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2010	2009
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$11,645	$14,145

Basic weighted-average shares outstanding	15,751	15,490
Add: Stock options	64	221
Diluted weighted-average shares outstanding	15,815	15,711

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.74	$0.91

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.74	$0.90

For the three month period ended March 31, 2010 and 2009, there were no antidilutive options.

3.  Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$861	$(301)	$560
Non credit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains
included in net income	8,355	(2,924)	5,431
Less: other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(7,383)	2,584	(4,799)
Change in pension plans	247	(86)	161
Other comprehensive loss	$(7,136)	$2,498	$(4,638)

	Three Months Ended March 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$16,149	$(5,653)	$10,496
Non credit portion of other-than-temporary impairment losses on the AFS securities	627	(219)	408
Less: reclassification adjustment for gains
included in net income	13,796	(4,829)	8,967
Less: other-than-temporary impairment charges on AFS securities included in net income	(900)	315	(585)
Net unrealized gains on securities	3,880	(1,358)	2,522
Change in pension plans	321	(112)	209
Other comprehensive income	$4,201	$(1,470)	$2,731

    4. Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2010 and December 31, 2009, are reflected in the tables below (in thousands):

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,900	$–	$–	$–	$4,900
State and Political Subdivisions	265,933	11,001	–	240	276,694
Other Stocks and Bonds	3,308	4	2,694	13	605
Mortgage-backed Securities:
U.S. Government Agencies	168,331	3,367	–	1,659	170,039
Government-Sponsored Enterprises	911,763	14,369	–	5,947	920,185
Total	$1,354,235	$28,741	$2,694	$7,859	$1,372,423

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$111	$–	$–	$1,124
Other Stocks and Bonds	481	18	–	–	499
Mortgage-backed Securities:
U.S. Government Agencies	27,614	521	–	430	27,705
Government-Sponsored Enterprises	411,507	4,558	–	3,238	412,827
Total	$440,615	$5,208	$–	$3,668	$442,155

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,898	$1	$–	$–	$4,899
State and Political Subdivisions	250,391	9,431	–	296	259,526
Other Stocks and Bonds	3,383	3	2,730	21	635
Mortgage-backed Securities:
U.S. Government Agencies	126,264	3,725	–	407	129,582
Government-Sponsored Enterprises	1,092,659	20,787	–	4,846	1,108,600
Total	$1,477,595	$33,947	$2,730	$5,570	$1,503,242

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$103	$–	$–	$1,116
Other Stocks and Bonds	480	22	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	16,677	534	–	36	17,175
Government-Sponsored Enterprises	225,988	5,248	–	766	230,470
Total	$244,158	$5,907	$–	$802	$249,263

The following table represents the unrealized loss on securities for the three months ended March 31, 2010 and year ended December 31, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2010:

Available for Sale
U.S. Treasury	$4,900	$–	$–	$–	$4,900	$–
State and Political Subdivisions	7,321	61	4,019	179	11,340	240
Other Stocks and Bonds	–	–	409	2,707	409	2,707
Mortgage-Backed Securities	491,022	7,606	63	–	491,085	7,606
Total	$503,243	$7,667	$4,491	$2,886	$507,734	$10,553

Held to Maturity
Mortgage-Backed Securities	$229,370	$3,667	$196	$1	$229,566	$3,668
Total	$229,370	$3,667	$196	$1	$229,566	$3,668

As of December 31, 2009:

Available for Sale
State and Political Subdivisions	$14,520	$160	$2,953	$136	$17,473	$296
Other Stocks and Bonds	–	–	441	2,751	441	2,751
Mortgage-Backed Securities	391,889	5,250	1,065	3	392,954	5,253
Total	$406,409	$5,410	$4,459	$2,890	$410,868	$8,300

Held to Maturity
Mortgage-Backed Securities	$19,705	$802	$–	$–	$19,705	$802
Total	$19,705	$802	$–	$–	$19,705	$802

When it is determined that a decline in fair value of HTM and AFS securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the non credit portion to other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of its amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At March 31, 2010, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2010 for the TRUPs is approximately $231,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2010 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2010.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at March 31, 2010 and December 31, 2009, respectively. The non credit charge to other comprehensive income was estimated at $2.7 million at March 31, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the three months ended March 31, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$168	C1	Ca
2	2,000	550	1,450	36	B1	Ca
3	2,000	1,450	550	27	B2	C
	$6,000	$3,075	$2,925	$231

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income.

	Three Months Ended March 31,2010
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,000	$2,730	$5,730
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	75	(36)	39
Balance, end of the period	$3,075	$2,694	$5,769

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of March 31, 2010, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the period presented:

	Three Months Ended
	March 31, 2010	March 31, 2009
U.S. Treasury	$2	$13
U.S. Government Agencies	–	140
State and Political Subdivisions	2,836	1,593
Other Stocks and Bonds	14	67
Mortgage-backed Securities	14,277	16,404

Total interest income on securities	$17,129	$18,217

There were no securities transferred from AFS to HTM during the three months ended March 31, 2010 and 2009.  There were no sales from the HTM portfolio during the three months ended March 31, 2010 or 2009.  There were $440.6 million of securities classified as HTM for the three months ended March 31, 2010 compared to $244.2 million of securities classified as HTM for the year ended December 31, 2009.

Of the $8.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2010, there were $9.3 million in realized gains and $0.9 in realized losses.  Of the $13.8 million in net securities gains from the AFS portfolio for the three months ended March 31, 2009, there were $13.9 million in realized gains and $0.1 million in realized losses.

The amortized cost and fair value of securities at March 31, 2010, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2010
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$7,864	$7,921
Due after one year through five years	8,713	9,001
Due after five years through ten years	31,360	32,483
Due after ten years	226,204	232,794
	274,141	282,199
Mortgage-backed securities	1,080,094	1,090,224
Total	$1,354,235	$1,372,423

	March 31, 2010
	Amortized Cost	Fair Value

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	481	499
Due after ten years	1,013	1,124
	1,494	1,623
Mortgage-backed securities	439,121	440,532
Total	$440,615	$442,155

Investment and mortgage-backed securities with book values of $1.02 billion at March 31, 2010 and $1.06 billion at December 31, 2009 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	March 31,	December 31,
	2010	2009
Real Estate Loans:
Construction	$86,372	$88,566
1-4 Family Residential	233,879	234,379
Other	209,412	212,731
Commercial Loans	153,670	159,529
Municipal Loans	155,304	150,111
Loans to Individuals	178,807	188,260
Total Loans	$1,017,444	$1,033,576

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months
	Ended March 31,
	2010	2009
Allowance for Loan Losses:

Balance at beginning of period	$19,896	$16,112
Provision for loan losses	3,867	3,590
Loans charged off	(4,926)	(2,704)
Recoveries of loans charged off	631	434
Balance at end of period	$19,468	$17,432

Reserve for Unfunded Loan Commitments:

Balance at beginning of period	$5	$7
Provision for losses on unfunded loan commitments	15	–
Balance at end of period	$20	$7

6.  Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at both March 31, 2010 and December 31, 2009.

We measured our goodwill for impairment at December 31, 2009.  We have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2009, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2009.  As of March 31, 2010, there were no trigger events to warrant an updated impairment analysis.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to ten years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

March 31, 2010
Core deposits	$2,047	$(1,037)	$1,010
	$2,047	$(1,037)	$1,010

December 31, 2009
Core deposits	$2,047	$(951)	$1,096
	$2,047	$(951)	$1,096

For the three months ended March 31, 2010 and 2009, amortization expense related to intangible assets totaled $86,000 and $102,000, respectively.  The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$233
2011	255
2012	198
2013	146
2014	99
Thereafter	79
$1,010

7. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
FHLB Advances (1)
Varying maturities to 2028	$463,058	$532,519

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$523,369	$592,830

(1)	At March 31, 2010, the weighted average cost of these advances was 3.66%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.23013% through June 29, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.05194% through May 23, 2010 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Service cost	$339	$339	$29	$23
Interest cost	678	641	72	60
Expected return on assets	(879)	(678)	–	–
Net loss recognition	213	293	45	39
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$341	$585	$145	$121

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2010.  As of March 31, 2010, no contributions had been made to our defined benefit plan, and contributions of $20,000 had been made to our post retirement benefit plan.

9.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of March 31, 2010 and 2009, there were no nonvested shares.  For the three months ended March 31, 2010 and 2009, there was no stock-based compensation expense.

As of March 31, 2010 and 2009, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our outstanding stock options as of March 31, 2010 and the changes during the three months ended March 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	108,115	$5.14	–	–
Exercised	(51,933)	$4.53	–	–
Cancelled	–	$–	–	–
Outstanding at March 31, 2010	56,182	$5.70	0.89	$834
Exercisable at March 31, 2010	56,182	$5.70	0.89	$834

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the three months ended March 31, 2010 and 2009 were $775,000 and $1.2 million, respectively.

Cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $212,000 and $178,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $145,000 and $164,000 for the three months ended March 31, 2010 and 2009, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,050,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of March 31, 2010, no awards had been granted under this plan.

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At March 31, 2010, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  During the three months ended March 31, 2010, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $20.4 million were reduced by specific valuation allowance allocations totaling $4.3 million to a total reported fair value of $16.1 million based on collateral valuations utilizing Level 3 valuation inputs. During the three months ended March 31, 2009, certain impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $12.1 million were reduced by specific valuation allowance allocations totaling $3.5 million to a total reported fair value of $8.6 million based on collateral valuations utilizing Level 3 valuation inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,900	$–	$–	$4,900
State and Political Subdivisions	–	276,694	–	276,694
Other Stocks and Bonds	374	–	231	605
Mortgage-backed Securities:
U.S. Government Agencies	–	170,039	–	170,039
Government-Sponsored Enterprise	–	920,185	–	920,185
Total	$5,274	$1,366,918	$231	$1,372,423

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,899	$–	$–	$4,899
State and Political Subdivisions	–	259,526	–	259,526
Other Stocks and Bonds	365	–	270	635
Mortgage-backed Securities:
U.S. Government Agencies	–	129,582	–	129,582
Government-Sponsored Enterprise	–	1,108,600	–	1,108,600
Total	$5,264	$1,497,708	$270	$1,503,242

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$270	$646

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(75)	(900)
Included in other comprehensive income (loss)	36	627
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$231	$373

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(75)	$(900)

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At March 31, 2010		At December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$38,162	$38,162	$52,166	$52,166
Investment securities:
Available for sale, at estimated fair value	282,199	282,199	265,060	265,060
Held to maturity, at amortized cost	1,494	1,623	1,493	1,618
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,090,224	1,090,224	1,238,182	1,238,182
Held to maturity, at amortized cost	439,121	440,532	242,665	247,645
FHLB stock and other investments, at cost	38,370	38,370	40,694	40,694
Loans, net of allowance for loan losses	997,976	1,009,200	1,013,680	1,028,332
Loans held for sale	2,036	2,036	2,857	2,857

Financial liabilities:
Retail deposits	$1,928,426	$1,925,521	$1,870,421	$1,877,145
Federal funds purchased and repurchase agreements	7,170	7,170	13,325	13,325
FHLB advances	784,260	801,672	854,870	873,917
Long-term debt	60,311	39,338	60,311	35,192

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at March 31, 2010 or December 31, 2009.

11.  Accounting Pronouncements

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 10 – Fair Value Measurements.

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

We had outstanding unused commitments to extend credit of $134.1 million and $118.7 million at March 31, 2010 and December 31, 2009, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2010 and December 31, 2009 were $10.9 million and $10.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.0 million and $5.2 million at March 31, 2010 and December 31, 2009, respectively.

The scheduled maturities of unused commitments as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Unused commitments:
Due in one year or less	$68,931	$67,773
Due after one year	65,120	50,898
Total	$134,051	$118,671

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, property, plant and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $37.5 million of unsettled trades to purchase and $1.5 million of unsettled trades to sell securities at March 31, 2010.  At December 31, 2009, there were $2.6 million unsettled trades to purchase and $8.1 million unsettled trades to sell securities.

Deposits. There were $19.8 million of unsettled issuances of brokered CDs at March 31, 2010 and December 31, 2009.

Litigation. We are involved in various litigation matters in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

13.  Variable Interest Entities

When evaluating transfers and other transactions with “variable interest entities” (“VIEs”) for consolidation under the newly adopted VIE consolidation guidance, companies must first determine if it has a “variable interest” (“VI”) in the VIE.  If the Company has a VI in the entity, it then evaluates whether or not it has both (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If the Company determines that it does not have power over the significant activities of the VIE, an analysis of the economics of the VIE is not necessary. If it is determined that the Company does have power over the significant activities of the VIE, the Company must determine if it also has an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to the VIE.

Southside Bank, our wholly-owned subsidiary, is the sole owner of Southside Venue I, LLC (“Venue”).  Based on the accounting evaluation, Southside Bank determined that Venue is a VIE and that it does have a VI.  Venue has 50% ownership rights and 51% voting rights in SFG based on its investment of $500,000 in the entity.  The remaining 50% ownership rights are held by an unrelated third party.  Southside Bank currently has extended credit to finance SFG’s activities.  Based on the credit facility and investment, Southside Bank and Venue meets the new accounting criteria described above, and therefore, Southside Bank is still considered the primary beneficiary of SFG.  SFG is accordingly consolidated by Southside Bank.

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of March 31, 2010, the total of SFG’s automobile loan portfolio was approximately $75.8 million.  Southside Bank is the sole provider of financing for SFG.  As of March 31, 2010, Southside Bank had extended credit of $70.6 million to finance SFG’s activities.

Southside Bank has no other explicit arrangements or implicit variable interests with SFG.  This extension of credit has been eliminated for fully consolidated purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this presentation and in our Annual Report on Form 10-K for the year ended December 31, 2009.

We reported a decrease in net income for the three months ended March 31, 2010 compared to the same period in 2009.  Net income for the three months ended March 31, 2010 was $11.6 million, compared to $14.1 million for the same period in 2009.

On March 18, 2010, we declared a 5% stock dividend payable to shareholders of record as of April 8, 2010, and payable on April 29, 2010.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

Forward Looking Statements

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," “appear,” "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," “plans,” “potential,” and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•
general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, credit and liquidity markets, which could cause an adverse change in the Company’s net interest margin, or a decline in the value of the Company’s assets, which could result in realized losses;

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
•
impact of future legislation including but not limited to the financial reform legislation being considered and additional increases in depositors insurance premiums due to Federal Deposit Insurance Corporation (“FDIC”) regulation changes;

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

As of March 31, 2010, our review of the loan portfolio indicated that a loan loss allowance of $19.5 million was adequate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 1 – Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at March 31, 2010, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at March 31, 2010 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2010 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2010 for the TRUPs is approximately $231,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2010 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2010.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at March 31, 2010 and December 31, 2009, respectively.  The non credit charge to other comprehensive income was estimated at $2.7 million at March 31, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the three months ended March 31, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2009.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2010, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.1%; a long-term rate of return on plan assets of 7.5%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2010 and December 31, 2009, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, and the unpredictable nature of mortgage-backed securities prepayments.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.  The quarter ended March 31, 2010 was marked by proactive management of the investment portfolio which included restructuring a portion of our investment portfolio.  In February 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes 120 days delinquent on their obligation.  They will now repurchase those delinquent loans from the mortgage-backed security pools as they reach that specified delinquent status.  The result is an increase in the cash flows of these agency mortgage-backed securities.  Freddie Mac announced their catch-up repurchase of loans delinquent 120 days or more, which were previously allowed to remain in the mortgage-backed security pools, would occur in March 2010.  Fannie Mae announced their catch-up repurchase of loans delinquent 120 days or more would occur over several months starting in April 2010.  Consequently, we embarked on a strategy to identify mortgage-backed securities whose cash flows might become significantly more volatile as a result of this announcement, attempt to liquidate those securities, and replace them with securities whose income and cash flow characteristics were more stable going forward.  The result was a decrease in both the average coupon of the portfolio and in the average final maturity of the portfolio.  The average coupon of the mortgage-backed securities portfolio decreased from 6.42% at December 31, 2009 to 6.11% at March 31, 2010.  The increase in cash flow due to Freddie Mac’s repurchases of delinquent loans from mortgage-backed security pools caused amortization expense to increase.  This increase in amortization expense is expected to increase in the second quarter as we own significantly more mortgage-backed securities from Fannie Mae than Freddie Mac and the Fannie Mae repurchases will not begin until April 2010.  In addition, there will be some amortization from the Freddie Mac repurchases that occurs during the second quarter and both agencies will now likely buy 120 day delinquent loans on a monthly basis once they reach that delinquent status.  During the quarter ended March 31, 2010, we purchased mortgage-backed and municipal securities which more than offset the amount sold or maturing.  The net result was an increase of $65.6 million in our investment and U. S. agency mortgage-backed securities to $1.81 billion at March 31, 2010, from $1.75 billion at December 31, 2009.  At March 31, 2010, securities as a percentage of assets increased to 59.4%, when compared to 57.8% at December 31, 2009.  Our balance sheet management strategy is dynamic and requires ongoing management and will be reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at March 31, 2010 decreased 8.3%, or $70.6 million, to $784.3 million from $854.9 million at December 31, 2009 primarily as a result of an increase in deposits, including brokered CDs.  As of March 31, 2010 we had $151.0 million in brokered CDs of which approximately $141.1 million are long-term.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the first three months of 2010, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 52.6% at March 31, 2010, from 56.7% at December 31, 2009.

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

Net interest income for the three months ended March 31, 2010 was $23.1 million, an increase of $839,000, or 3.8%, compared to the same period in 2009.  The overall increase in net interest income was primarily the result of increases in interest income from tax exempt investment securities and a decrease in interest expense on deposits and long-term obligations that was partially offset by a decrease in interest income on loans, and mortgage-backed and related securities and an increase in interest expense on short-term obligations.

During the three months ended March 31, 2010, total interest income decreased $1.7 million, or 4.6%, to $35.0 million compared to $36.7 million for the same period in 2009.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 6.16% for the three months ended March 31, 2009 to 5.51% for the three months ended March 31, 2010 which more than offset the increase in average interest earning assets of $235.8 million, or 9.4%, from $2.5 billion to $2.7 billion.  Total interest expense decreased $2.5 million, or 17.4%, to $11.9 million during the three months ended March 31, 2010 as compared to $14.4 million during the same period in 2009.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2010, to 2.09% from 2.79% for the same period in 2009, which was partially offset by an increase in average interest bearing liabilities of $213.4 million, or 10.2%, from $2.1 billion to $2.3 billion.

Net interest income increased during the three months ended March 31, 2010 when compared to the same period in 2009 as a result of increases in our average interest earning assets and a decrease in the average yield on interest bearing liabilities.  Our average interest earning assets increased $235.8 million, or 9.4%.  The decrease in the yield on interest earning assets is reflective of a 21 basis point decrease in the yield on loans and a 92 basis point decrease in the yield on our securities portfolio, which is the result of overall lower interest rates and higher credit and volatility spreads.  The decrease in the average yield on interest bearing liabilities of 70 basis points is a result of an overall decrease in interest rates compared to the same period in 2009.  For the three months ended March 31, 2010, our net interest spread increased to 3.42% from 3.37%, while our net interest margin decreased to 3.74% from 3.83% when compared to the same period in 2009.

During the three months ended March 31, 2010, average loans increased $4.1 million, or 0.4%, compared to the same period in 2009.  Commercial Real Estate loans and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.55% for the three months ended March 31, 2009 to 7.34% for the three months ended March 31, 2010.  The decrease in interest income on loans of $548,000, or 3.0%, to $17.8 million for the three months ended March 31, 2010, when compared to $18.3 million for the same period in 2009 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities increased $249.8 million, or 17.8%, from $1.4 billion to $1.6 billion, for the three months ended March 31, 2010 when compared to the same period in 2009.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout all of the year ended 2009 and during the first quarter of 2010.  At March 31, 2010, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 4.55% during the three months ended March 31, 2010, from 5.47% during the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pools (see additional discussion in “Balance Sheet and Leverage Strategy”), lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities decreased $1.1 million during the three months ended March 31, 2010, or 6.0%, compared to the same period in 2009 due to the decrease in average yield which was partially offset by the increase in the average balance.  A return to lower long-term interest rate levels combined with lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $2.4 million, or 5.8%, to $39.1 million, for the three months ended March 31, 2010, when compared to $41.5 million for the same period in 2009.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  Interest income from our FHLB stock and other investments decreased $22,000, or 21.2%, during the three months ended March 31, 2010, when compared to the same period in 2009, due to the decrease in average yield from 1.02% for the three months ended March 31, 2009 compared to 0.85% for the same period in 2010, and the decrease in the average balance.

We had no federal funds sold for the three months ended March 31, 2010, therefore, average federal funds sold decreased $15.7 million, or 100%, when compared to 2009.  Interest income from federal funds sold decreased $16,000, or 100%, for the three months ended March 31, 2010 when compared to the same period in 2009.  Average interest earning deposits decreased $566,000, or 2.6%, to $21.4 million, for the three months ended March 31, 2010, when compared to $21.9 million for 2009.  Interest income from interest earning deposits increased $1,000, or 10.0%, for the three months ended March 31, 2010, when compared to the same period in 2009, as a result of the increase in the average yield from 0.18% in 2009 to 0.21% in 2010.

During the three months ended March 31, 2010, our average securities increased more than our average loans compared to the same period in 2009.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 60.2% during the three months ended March 31, 2010 compared to 55.9% during the same period in 2009, a direct result of securities purchases.  Average loans were 37.6% of average total interest earning assets and other interest earning asset categories averaged 2.2% for the three months ended March 31, 2010.  During 2009, the comparable mix was 40.9% in loans and 3.2% in the other interest earning asset categories.

Total interest expense decreased $2.5 million, or 17.4%, to $11.9 million during the three months ended March 31, 2010 as compared to $14.4 million during the same period in 2009.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.79% for 2009 to 2.09% for the three months ended March 31, 2010, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $213.4 million, or 10.2% primarily included an increase in deposits.

Average interest bearing deposits increased $271.2 million, or 22.1%, from $1.2 billion to $1.5 billion, while the average rate paid decreased from 2.11% for the three months ended March 31, 2009 to 1.35% for the three months ended March 31, 2010.  Average time deposits increased $114.0 million, or 18.4%, from $620.3 million to $734.3 million while the average rate paid decreased to 2.02% for the three months ended March 31, 2010 as compared to 2.95% for the same period in 2009.  Average interest bearing demand deposits increased $148.0 million, or 27.2%, while the average rate paid decreased to 0.74% for the three months ended March 31, 2010 as compared to 1.29% for the same period in 2009.  Average savings deposits increased $9.2 million, or 14.7%, while the average rate paid decreased to 0.47% for the three months ended March 31, 2010 as compared to 0.89% for the same period in 2009.  Interest expense for interest bearing deposits for the three months ended March 31, 2010, decreased $1.4 million, or 21.5%, when compared to the same period in 2009 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $13.9 million, or 3.7%, during the three months ended March 31, 2010.  The latter three categories, which are considered the lowest cost deposits, comprised 61.1% of total average deposits during the three months ended March 31, 2010 compared to 61.3% during the same period in 2009.  The increase in our average total deposits is the result of overall bank growth, increases in public fund deposits, increases in callable brokered CDs and branch expansion.

During the three months ended March 31, 2010, we issued $29.8 million of long-term brokered CDs.  At March 31, 2010 and December 31, 2009, all of our brokered CDs had maturities of less than ten years.  At March 31, 2010, we had $151.0 million in brokered CDs that represented 7.8% of deposits compared to $131.2 million, or 7.0% of deposits, at December 31, 2009.  Our current policy allows for a maximum of $165 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $260.3 million, an increase of $114.6 million, or 78.6%, for the three months ended March 31, 2010 when compared to the same period in 2009.  Interest expense associated with short-term interest bearing liabilities increased $515,000, or 44.2%, while the average rate paid decreased to 2.62% for the three months ended March 31, 2010, when compared to 3.24% for the same period in 2009.  The increase in the interest expense was due to the increase in the average balance while partially offset by a decrease in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $172.4 million, or 26.0%, during the three months ended March 31, 2010 to $489.7 million as compared to $662.0 million for the three months ended March 31, 2009.  Interest expense associated with long-term FHLB advances decreased $1.6 million, or 26.4%, and the average rate paid decreased to 3.66% for the three months ended March 31, 2010 when compared to 3.68% for the same period in 2009.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities and the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three months ended March 31, 2010 and 2009.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $76,000, or 8.7%, to $802,000 for the three months ended March 31, 2010 when compared to $878,000 for the same period in 2009 as a result of the decrease in the average yield during the three months ended March 31, 2010 when compared to the same periods in 2009.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2010			March 31, 2009
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,025,834	$18,558	7.34%	$1,021,735	$19,018	7.55%
Loans Held For Sale	3,144	31	4.00%	2,508	18	2.91%
Securities:
Investment Securities (Taxable)(4)	9,355	26	1.13%	64,347	319	2.01%
Investment Securities (Tax-Exempt)(3)(4)	247,646	4,208	6.89%	126,534	2,166	6.94%
Mortgage-backed and Related Securities (4)	1,392,925	14,277	4.16%	1,209,257	16,404	5.50%
Total Securities	1,649,926	18,511	4.55%	1,400,138	18,889	5.47%
FHLB stock and other investments, at cost	39,068	82	0.85%	41,476	104	1.02%
Interest Earning Deposits	21,358	11	0.21%	21,924	10	0.18%
Federal Funds Sold	–	–	–	15,741	16	0.41%
Total Interest Earning Assets	2,739,330	37,193	5.51%	2,503,522	38,055	6.16%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	47,162			47,910
Bank Premises and Equipment	47,191			43,165
Other Assets	122,258			99,758
Less: Allowance for Loan Loss	(19,811)			(16,180)
Total Assets	$2,936,130			$2,678,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$71,455	83	0.47%	$62,275	137	0.89%
Time Deposits	734,287	3,660	2.02%	620,279	4,505	2.95%
Interest Bearing Demand Deposits	692,601	1,262	0.74%	544,554	1,730	1.29%
Total Interest Bearing Deposits	1,498,343	5,005	1.35%	1,227,108	6,372	2.11%
Short-term Interest Bearing Liabilities	260,281	1,680	2.62%	145,704	1,165	3.24%
Long-term Interest Bearing Liabilities – FHLB Dallas	489,658	4,424	3.66%	662,026	6,008	3.68%
Long-term Debt (5)	60,311	802	5.39%	60,311	878	5.90%
Total Interest Bearing Liabilities	2,308,593	11,911	2.09%	2,095,149	14,423	2.79%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	391,603			377,700
Other Liabilities	26,037			34,581
Total Liabilities	2,726,233			2,507,430

SHAREHOLDERS’ EQUITY (6)	209,897			170,745
Total Liabilities and Shareholders’ Equity	$2,936,130			$2,678,175
NET INTEREST INCOME		$25,282			$23,632
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.74%			3.83%
NET INTEREST SPREAD			3.42%			3.37%
(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $824 and $723 for the three months ended March 31, 2010 and 2009, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,382 and $672 for the three months ended March 31, 2010 and 2009, respectively.
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
(6)  Includes average equity of noncontrolling interest of $847 and $941 for the three months ended March 31, 2010 and 2009, respectively.

Note: As of March 31, 2010 and 2009, loans totaling $18,334 and $11,297, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

Noninterest Income

Noninterest income consists of revenue generated from a broad range of financial services and activities including deposit related fee based services such as ATM, overdraft, and check processing fees.  In addition, we earn income from the sale of loans and securities, trust services, bank owned life insurance (“BOLI”), brokerage services, and other fee generating programs that we either provide or in which we participate.

Noninterest income was $14.4 million for the three months ended March 31, 2010 compared to $18.9 million for the same period in 2009, a decrease of $4.5 million, or 24.0%.  During the three months ended March 31, 2010, we had gains on sale of AFS securities, net of impairment charges of $8.3 million compared to gains of $12.9 million for the same period in 2009.  The market value of the AFS securities portfolio at March 31, 2010 was $1.4 billion with a net unrealized gain on that date of $18.2 million.  The net unrealized gain is comprised of $28.7 million in unrealized gains and $10.5 million in unrealized losses.  The market value of the HTM securities portfolio at March 31, 2010 was $442.2 million with a net unrealized gain on that date of $1.5 million.  The net unrealized gain is comprised of $5.2 million in unrealized gains and $3.7 in unrealized losses.  During the three months ended March 31, 2010, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities and municipal securities provided opportunities to reposition portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During the three months ended March 31, 2010, as credit and volatility spreads tightened in the face of a steepening interest rate yield curve, we repositioned a portion of the mortgage-backed and municipal securities portfolio by selling selected securities whose market value did not compensate the bank for the potential funding risk and to accomplish overall ALCO investment portfolio objectives.  As part of these sales, on average, lower coupon mortgage-backed securities were sold and on average replaced with higher coupon mortgage-backed securities.  We believe the higher coupon has less funding risk should interest rates increase.

Municipal securities purchased during a period of tremendous volatility in 2009 at what management believed were attractive prices, were sold, as market prices and spreads returned to levels which appeared consistent with a more liquid market.  The level of security gains during the three months ended March 31, 2010, are unlikely to be repeated in future quarters.

Gain on sale of loans decreased $54,000, or 16.1%, for the three months ended March 31, 2010 when compared to the same period in 2009.  This is primarily a result of the sale of selected loans from the automobile loans purchased by SFG at a loss of $104,000 offset by increases in gains on sales of mortgage loans during the three months ended March 31, 2010.

Other income increased $149,000 or 19.0%, for the three months ended March 31, 2010 when compared to the same period in 2009.  The increases were due primarily to increases in fair value of written loan commitments, credit life income and brokerage service income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $17.5 million for the three months ended March 31, 2010, compared to $16.5 million for the same period in 2009, representing an increase of $935,000, or 5.7%.

Salaries and employee benefits expense increased $458,000, or 4.4%, during the three months ended March 31, 2010, when compared to the same period in 2009.  The increase for the three months ended March 31, 2010, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in health insurance expense and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $403,000, or 4.5%, during the three months ended March 31, 2010, when compared to the same period in 2009.

Retirement expense, included in salary and benefits, decreased $107,000, or 13.4%, for the three months ended March 31, 2010, when compared to the same period in 2009.  The decrease was related to the decrease in the expense of the defined benefit plan for 2010 when compared to 2009.

Health and life insurance expense, included in salary and benefits, increased $163,000, or 20.5%, for the three months ended March 31, 2010, when compared to the same period in 2009 due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2010.

Occupancy expense increased $225,000, or 15.9%, for the three months ended March 31, 2010, when compared to the same period in 2009 primarily due to additional depreciation of a new core banking system implemented during the fourth quarter of 2009 and overall bank growth.

Equipment expense increased $62,000, or 16.5%, for the three months ended March 31, 2010, when compared to the same period in 2009 as a result of increases on equipment service contracts and bank growth.

ATM and debit card expense decreased $132,000, or 44.1%, for the three months ended March 31, 2010, compared to the same period in 2009 due to cost savings in relation to our new core banking system which allowed us to bring our ATM and debit card processing in house.

Director fees increased $31,000, or 21.2%, for the three months ended March 31, 2010, compared to the same period in 2009 due to additional meetings and additional number of directors attending committee meetings during the comparable periods.

Supplies increased $58,000, or 27.4%, for the three months ended March 31, 2010, compared to the same period in 2009 due to bank growth.

Professional fees decreased $224,000, or 35.6%, for the three months ended March 31, 2010, compared to the same period in 2009 primarily as a result of decreases in legal fees.

Telephone and communications increased $92,000, or 32.7%, for the three months ended March 31, 2010, compared to the same period in 2009 due to bank growth.

FDIC insurance increased $143,000, or 26.7%, for the three months ended March 31, 2010, compared to the same period in 2009 due to an increase in deposits and FDIC insurance premium rates.

Other expenses increased $196,000, or 13.6%, for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to increases in repossessed asset expense.

Income Taxes

Pre-tax income for the three months ended March 31, 2010 was $16.1 million compared to $21.0 million for the same period in 2009.  Income tax expense was $4.0 million for the three months ended March 31, 2010, compared to $6.1 million for the three months ended March 31, 2009.  The effective tax rate as a percentage of pre-tax income was 24.5% for the three months ended March 31, 2010, compared to 29.2% for the three months ended March 31, 2009.  The decrease in the effective tax rate and income tax expense for the three months ended March 31, 2010 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2009.

Capital Resources

Our total shareholders' equity at March 31, 2010, was $206.8 million, representing an increase of 2.5%, or $5.0 million from December 31, 2009 and represented 6.8% of total assets at March 31, 2010 compared to 6.7% of total assets at December 31, 2009.

Increases to our shareholders’ equity consisted of net income of $11.6 million, the issuance of $472,000 in common stock (60,543 shares) through our incentive stock option and dividend reinvestment plans, which was partially offset with a decrease in accumulated other comprehensive income of $4.6 million and $2.6 million in dividends paid.

On March 18, 2010, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 8, 2010, and payable on April 29, 2010.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board.  Due to uncertainty in the credit markets with respect to issuing trust preferred securities, it is uncertain if the Company could currently issue additional trust preferred securities and, if so, at what price.  The Company cannot predict if or when general market conditions might change.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of March 31, 2010, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$259,561	20.22%	$102,679	8.00%	N/A	N/A
Bank Only	$250,003	19.48%	$102,676	8.00%	$128,345	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$243,425	18.97%	$51,340	4.00%	N/A	N/A
Bank Only	$233,867	18.22%	$51,338	4.00%	$77,007	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$243,425	8.43%	$115,560	4.00%	N/A	N/A
Bank Only	$233,867	8.10%	$115,484	4.00%	$144,355	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2010, these investments were 14.8% of total assets as compared to 18.9% at December 31, 2009 and 26.9% at March 31, 2009.  The decrease to 14.8% at March 31, 2010 is reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2010.  At March 31, 2010, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $316.3 million, net of FHLB stock purchases required.  Southside Bank obtained $34.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2010, the SFG loans totaled approximately $75.8 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans as of March 31, 2010 increased $5.0 million, or 0.5%, and the average loan balance was up $4.1 million, or 0.4%, when compared to the same period in 2009.

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

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	March 31,	December 31,	March 31,
	2010	2009	2009
	(in thousands)
Real Estate Loans:
Construction	$86,372	$88,566	$109,842
1-4 Family Residential	233,879	234,379	238,403
Other	209,412	212,731	182,838
Commercial Loans	153,670	159,529	164,331
Municipal Loans	155,304	150,111	136,533
Loans to Individuals	178,807	188,260	180,513
Total Loans	$1,017,444	$1,033,576	$1,012,460

Municipal loans increased $5.2 million, or 3.5%, to $155.3 million for the three month period ended March 31, 2010 from $150.1 million at December 31, 2009, and $18.8 million, or 13.7%, from $136.5 million at March 31, 2009.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans decreased $2.2 million, or 2.5%, to $86.4 million for the three month period ended March 31, 2010 from $88.6 million at December 31, 2009, and $23.5 million, or 21.4%, from $109.8 million at March 31, 2009, primarily as a result of construction loans transferred to permanent loans and loans transferred into the other real estate category.  Our 1-4 family residential mortgage loans decreased $500,000, or 0.2%, to $233.9 million for the three month period ended March 31, 2010 from $234.4 million at December 31, 2009, and $4.5 million, or 1.9%, from $238.4 million at March 31, 2009 due to the economic conditions surrounding residential real estate during this period.

Real estate loans – Other, which are comprised primarily of commercial real estate loans decreased $3.3 million, or 1.6% to $209.4 million for the three month period ended March 31, 2010 from $212.7 million at December 31, 2009, and increased $26.6 million, or 14.5%, from $182.8 million at March 31, 2009.

Commercial loans decreased $5.9 million, or 3.7%, to $153.7 million for the three month period ended March 31, 2010 from $159.5 million at December 31, 2009, and $10.7 million, or 6.5%, from $164.3 million at March 31, 2009.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $9.5 million, or 5.0%, to $178.8 million for the three month period ended March 31, 2010 from $188.3 million at December 31, 2009, and $1.7 million, or 0.9%, from $180.5 million at March 31, 2009.

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

As of March 31, 2010, our review of the loan portfolio indicated that a loan loss allowance of $19.5 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three months ended March 31, 2010, loan charge-offs were $4.9 million and recoveries were $631,000, resulting in net charge-offs of $4.3 million.  For the three months ended March 31, 2009, loan charge-offs were $2.7 million and recoveries were $434,000, resulting in net charge-offs of $2.3 million.  The increase in net charge-offs was primarily related to the increase in nonperforming loans and economic conditions.  The necessary provision expense was estimated at $3.9 million for the three months ended March 31, 2010, compared to $3.6 million for the comparable period in 2009. The increase in provision expense for the three months ended March 31, 2010 compared to the same period in 2009 was primarily a result of the increase in nonperforming loans and economic conditions.  Please see “Note 13 – Variable Interest Entities” in our financial statements included in this report.  The SFG loans are high yield loans which have a higher than average risk profile.  This has resulted in increased charge-offs and increased provision expense.  These factors are considered prior to SFG purchases of pools of automobile loans when determining the appropriate purchase price.  These pools are typically purchased at a discount.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, other real estate owned (“OREO”), repossessed assets, restructured loans and delinquent loans 90 days or more past due, not otherwise classified as nonperforming loans.  Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Restructured loans represent loans that have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrowers.  Categorization of a loan as nonperforming is not in itself a reliable indicator of potential loan loss.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.  OREO represents real estate taken in full or partial satisfaction of debts previously contracted.  The dollar amount of OREO is based on a current evaluation of the OREO at the time it is recorded on our books, net of estimated selling costs.  Updated valuations are obtained as needed and any additional impairments are recognized.

The following table sets forth nonperforming assets for the periods presented:

	At March 31, 2010	At December 31, 2009	At March 31, 2009

		(in thousands)
		(unaudited)

Nonaccrual loans	$18,334	$18,629	$11,297
Loans 90 days past due	–	323	1,527
Restructured loans	2,199	1,972	894
Other real estate owned	1,769	1,875	3,194
Repossessed assets	603	654	500
Total Nonperforming Assets	$22,905	$23,453	$17,412

	At March 31, 2010	At December 31, 2009	At March 31, 2009

		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.80%	1.80%	1.12%
Allowance for loan losses to nonaccruing loans	106.19%	106.80%	154.31%
Allowance for loan losses to nonperforming assets	84.99%	84.83%	100.11%
Allowance for loan losses to total loans	1.91%	1.92%	1.72%
Nonperforming assets to total assets	0.75%	0.78%	0.63%
Net charge-offs to average loans	1.70%	1.11%	0.90%

Total nonperforming assets at March 31, 2010 were $22.9 million, a decrease of $548,000, or 2.3%, from $23.5 million at December 31, 2009 and an increase of $5.5 million, or 31.5%, from $17.4 million at March 31, 2009.  In general, the increasing trend in nonperforming assets is reflective of current weak economic conditions.

From December 31, 2009 to March 31, 2010, nonaccrual loans decreased $295,000, or 1.6%, to $18.3 million and from March 31, 2009, increased $7.0 million, or 62.3%.  Of the total nonaccrual loans at March 31, 2010, 6.6% are residential real estate loans, 7.2% are commercial real estate loans, 13.5% are commercial loans, 36.4% are loans to individuals, primarily SFG automobile loans, and 36.3% are construction loans.  Loans 90 days or more past due decreased $323,000, or 100.0%, to zero at March 31, 2010 from $323,000 at December 31, 2009 and decreased $1.5 million, or 100.0%, from $1.5 million at March 31, 2009.  Restructured loans increased $227,000, or 11.5%, to $2.2 million at March 31, 2010 from $2.0 million at December 31, 2009 and $1.3 million, or 146.0%, from $894,000 at March 31, 2009.  The increase in restructured loans was attributable to SFG automobile loan pools.  OREO decreased $106,000, or 5.7%, to $1.8 million at March 31, 2010 from $1.9 million at December 31, 2009 and  $1.4 million, or 44.6%, from $3.2 million at March 31, 2009.

Most of the OREO at March 31, 2010, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $51,000, or 7.8%, to $603,000 at March 31, 2010 from $654,000 at December 31, 2009 and increased $103,000, or 20.6%, from $500,000 at March 31, 2009.

Expansion

On April 1, 2010, we opened a full service bank in a leased space in a grocery store in Tyler, Texas.  We are in the process of building a full service branch on the west side of Tyler on Highway 64, which we anticipate will open during the second half of 2010.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the second half of 2010.  We continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

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

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in the types of market risks we face since December 31, 2009.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2010, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances in net interest income of 1.81% and 3.28%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 0.39% and an immediate decrease in interest rates of 200 basis points would result in a negative variance in net interest income of 3.15%, relative to the base case over the next 12 months.  As of March 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.07% and 1.81%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 5.37% and 12.73%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the last fiscal quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at March 31, 2010 such litigation is not material to our financial position or results of operations.

ITEM 1A.          RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended March 31, 2010.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2010 to January 31, 2010	–		$–	–	–
February 1, 2010 to February 28, 2010	–		$–	–	–
March 1, 2010 to March 31, 2010	1,101	(1)	$21.60	–	–
Total	1,101		$21.60	–	–

(1) Repurchase of shares made in connection with the exercise of certain employee stock options

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.             (REMOVED AND RESERVED)

ITEM 5.             OTHER INFORMATION

Not Applicable.

ITEM 6.     EXHIBITS

Exhibit No.

3 (a)	–
Amended and Restated Articles of Incorporation of Southside Bancshares, Inc. effective April 17, 2009 (filed as Exhibit 3(a) to the Registrant's Form 8-K, filed April 20, 2009, and incorporated herein by reference).

3 (b)(i)	–	Amended and Restated Bylaws of Southside Bancshares, Inc. effective February 28, 2008 (filed as Exhibit 3(b) to the Registrant’s Form 8-K, filed March 5, 2008, and incorporated herein by reference).

3(b)(ii)	–
Amendment No. 1 to the Amended and Restated Bylaws of Southside Bancshares, Inc. effective August 27, 2009 (filed as Exhibit 3.1 to the Registrant’s Form 8-K/A, filed September 10, 2009, and incorporated herein by reference).

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

DATE: May 6, 2010

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 6, 2010

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