Form 10-Q
period 2010-06-30
SOUTHSIDE BANCSHARES INC
filed 2010-08-05
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 23, 2010 was 15,842,573 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
ASSETS	2010	2009
Cash and due from banks	$42,307	$50,350
Interest earning deposits	3,978	1,816
Total cash and cash equivalents	46,285	52,166
Investment securities:
Available for sale, at estimated fair value	251,504	265,060
Held to maturity, at amortized cost	1,494	1,493
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,002,478	1,238,182
Held to maturity, at amortized cost	459,677	242,665
FHLB stock, at cost	36,096	38,629
Other investments, at cost	2,065	2,065
Loans held for sale	3,538	2,857
Loans:
Loans	1,017,452	1,033,576
Less: allowance for loan loss	(19,283)	(19,896)
Net Loans	998,169	1,013,680
Premises and equipment, net	48,478	46,477
Goodwill	22,034	22,034
Other intangible assets, net	929	1,096
Interest receivable	17,384	18,482
Deferred tax asset	1,587	1,611
Other assets	75,033	77,791
TOTAL ASSETS	$2,966,751	$3,024,288
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$410,959	$394,001
Interest bearing	1,517,745	1,476,420
Total Deposits	1,928,704	1,870,421
Short-term obligations:
Federal funds purchased and repurchase agreements	3,773	13,325
FHLB advances	285,390	322,351
Other obligations	2,641	2,760
Total Short-term obligations	291,804	338,436
Long-term obligations:
FHLB advances	444,082	532,519
Long-term debt	60,311	60,311
Total Long-term obligations	504,393	592,830
Other liabilities	22,286	20,352
TOTAL LIABILITIES	2,747,187	2,822,039

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 17,603,935 shares	22,005	20,928
issued in 2010 and 16,742,835 shares issued in 2009
Paid-in capital	162,010	146,357
Retained earnings	53,955	53,812
Treasury stock (1,763,362 and 1,762,261 shares at cost)	(23,569)	(23,545)
Accumulated other comprehensive income	3,956	4,229
TOTAL SHAREHOLDERS' EQUITY	218,357	201,781
Noncontrolling interest	1,207	468
TOTAL EQUITY	219,564	202,249
TOTAL LIABILITIES AND EQUITY	$2,966,751	$3,024,288

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$17,437	$17,882	$35,202	$36,195
Investment securities – taxable	26	289	52	608
Investment securities – tax-exempt	3,017	1,379	5,843	2,873
Mortgage-backed and related securities	10,282	16,075	24,559	32,479
FHLB stock and other investments	59	48	141	152
Other interest earning assets	4	54	15	80
Total interest income	30,825	35,727	65,812	72,387
Interest expense
Deposits	4,733	5,686	9,738	12,058
Short-term obligations	1,867	1,170	3,547	2,335
Long-term obligations	4,855	6,416	10,081	13,302
Total interest expense	11,455	13,272	23,366	27,695
Net interest income	19,370	22,455	42,446	44,692
Provision for loan losses	2,260	3,417	6,127	7,007
Net interest income after provision for loan losses	17,110	19,038	36,319	37,685
Noninterest income
Deposit services	4,400	4,417	8,464	8,452
Gain on sale of securities available for sale	6,661	5,911	15,016	19,707

Total other-than-temporary impairment losses	–	–	(39)	(5,627)
Portion of loss recognized in other comprehensive income (before taxes)	–	(537)	(36)	4,190
Net impairment losses recognized in earnings	–	(537)	(75)	(1,437)

Gain on sale of loans	399	547	680	882
Trust income	561	574	1,091	1,137
Bank owned life insurance income	285	736	570	1,037
Other	864	745	1,797	1,529
Total noninterest income	13,170	12,393	27,543	31,307
Noninterest expense
Salaries and employee benefits	11,215	10,460	22,157	20,944
Occupancy expense	1,662	1,565	3,305	2,983
Equipment expense	472	414	909	789
Advertising, travel & entertainment	544	494	1,081	1,003
ATM and debit card expense	212	361	379	660
Director fees	216	166	393	312
Supplies	206	206	476	418
Professional fees	539	455	945	1,085
Postage	231	192	417	380
Telephone and communications	346	363	719	644
FDIC Insurance	689	1,925	1,368	2,461
Other	1,647	1,687	3,282	3,126
Total noninterest expense	17,979	18,288	35,431	34,805

Income before income tax expense	12,301	13,143	28,431	34,187
Provision for income tax expense	2,530	3,255	6,485	9,401
Net income	9,771	9,888	21,946	24,786
Less: Net income attributable to the noncontrolling interest	(519)	(511)	(1,049)	(1,264)
Net income attributable to Southside Bancshares, Inc.	$9,252	$9,377	$20,897	$23,522
Earnings per common share – basic	$0.58	$0.60	$1.32	$1.51
Earnings per common share – diluted	$0.58	$0.60	$1.32	$1.50
Dividends paid per common share	$0.17	$0.14	$0.34	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Six Months Ended June 30,
	2010	2009
Common Stock
Balance, beginning of period	$20,928	$19,695
Issuance of common stock (106,936 shares in 2010 and 191,440 shares in 2009)	134	240
Stock dividend declared	943	886
Balance, end of period	22,005	20,821
Paid-in capital
Balance, beginning of period	146,357	131,112
Issuance of common stock (106,936 shares in 2010 and 191,440 shares in 2009)	767	1,129
Tax benefit of incentive stock options	316	419
Stock dividend declared	14,570	12,641
Balance, end of period	162,010	145,301
Retained earnings
Balance, beginning of period	53,812	34,021
Net income attributable to Southside Bancshares, Inc.	20,897	23,522
Dividends paid on common stock ($0.34 per share in 2010 and $0.27 per share in 2009)	(5,241)	(3,907)
Stock dividend declared	(15,513)	(13,527)
Balance, end of period	53,955	40,109
Treasury Stock
Balance, beginning of period	(23,545)	(23,115)
Purchase of common stock (1,101 shares in 2010 and 30,691 shares in 2009)	(24)	(430)
Balance, end of period	(23,569)	(23,545)
Accumulated other comprehensive (loss) income
Balance, beginning of period	4,229	(1,096)
Net unrealized gains on available for sale securities, net of tax	9,008	14,859
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(9,760)	(12,810)
Non-credit portion of other-than-temporary impairment losses on available for sale
securities, net of tax	23	(2,723)
Other-than-temporary impairment charges on available for sale securities included in
net income, net of tax	49	934
Adjustment to net periodic benefit cost, net of tax	407	444
Net change in accumulated other comprehensive (loss) income	(273)	704
Balance, end of period	3,956	(392)
Total shareholders’ equity	218,357	182,294
Noncontrolling interest
Balance, beginning of period	468	472
Net income attributable to noncontrolling interest shareholders	1,049	1,264
Capital distribution to noncontrolling interest shareholders	(310)	(1,180)
Balance, end of period	1,207	556
Total equity	$219,564	$182,850

Comprehensive income
Net income	$21,946	$24,786
Net change in accumulated other comprehensive (loss) income	(273)	704
Comprehensive income	21,673	25,490
Comprehensive income attributable to the noncontrolling interest	(1,049)	(1,264)
Comprehensive income attributable to Southside Bancshares, Inc.	$20,624	$24,226

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$21,946	$24,786
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,568	1,316
Amortization of premium	18,038	6,299
Accretion of discount and loan fees	(2,545)	(1,969)
Provision for loan losses	6,127	7,007
Decrease in interest receivable	1,098	1,782
Increase in other assets	(1,513)	(1,097)
Net change in deferred taxes	171	(750)
Decrease in interest payable	(548)	(1,170)
Increase in other liabilities	2,799	5,575
Increase in loans held for sale	(681)	(5,558)
Gain on sale of securities available for sale	(15,016)	(19,707)
Net other-than-temporary impairment losses	75	1,437
Gain on sale of assets	(7)	–
Loss on disposal of assets	–	37
Impairment on other real estate owned	20	–
(Gain) loss on sale of other real estate owned	(12)	1
Net cash provided by operating activities	31,520	17,989

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	40,746	158,151
Proceeds from sales of mortgage-backed securities available for sale	758,901	258,456
Proceeds from maturities of investment securities available for sale	9,804	50,275
Proceeds from maturities of mortgage-backed securities available for sale	199,778	135,738
Proceeds from maturities of mortgage-backed securities held to maturity	38,012	26,082
Proceeds from redemption of FHLB stock	2,638	–
Purchases of investment securities available for sale	(54,317)	(89,880)
Purchases of investment securities held to maturity	–	(1,014)
Purchases of mortgage-backed securities available for sale	(721,114)	(401,173)
Purchases of mortgage-backed securities held to maturity	(258,935)	(110,035)
Purchases of FHLB stock and other investments	(105)	(64)
Net decrease (increase) in loans	8,995	(2,036)
Purchases of premises and equipment	(3,600)	(4,693)
Proceeds from sales of premises and equipment	38	–
Proceeds on bank owned life insurance	–	1,086
Proceeds from sales of other real estate owned	722	217
Proceeds from sales of repossessed assets	2,740	1,195
Net cash provided by investing activities	24,303	22,305

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Six Months Ended
	June 30,
	2010	2009
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	135,317	1,371
Net (decrease) increase in certificates of deposit	(57,713)	129,081
Net (decrease) increase in federal funds purchased and repurchase agreements	(9,552)	9,762
Proceeds from FHLB advances	4,261,610	3,051,206
Repayment of FHLB advances	(4,387,008)	(3,245,730)
Net capital distributions to non-controlling interest in consolidated entities	(310)	(1,180)
Tax benefit of incentive stock options	316	419
Purchase of common stock	(24)	(430)
Proceeds from the issuance of common stock	901	1,369
Dividends paid	(5,241)	(3,907)
Net cash used in financing activities	(61,704)	(58,039)

Net decrease in cash and cash equivalents	(5,881)	(17,745)
Cash and cash equivalents at beginning of period	52,166	66,774
Cash and cash equivalents at end of period	$46,285	$49,029

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$23,914	$28,865
Income taxes paid	4,650	7,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$3,747	$5,428
5% stock dividend	15,513	13,527
Adjustment to pension liability	(626)	(682)
Unsettled trades to purchase securities	(2,280)	(61,913)
Unsettled trades to sell securities	24,396	–
Unsettled issuances of brokered CDs	–	9,900

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

The consolidated balance sheet as of June 30, 2010, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2010 and 2009 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$9,252	$9,377	$20,897	$23,522

Basic weighted-average shares outstanding	15,812	15,611	15,781	15,551
Add: Stock options	28	139	47	182
Diluted weighted-average shares outstanding	15,840	15,750	15,828	15,733

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.58	$0.60	$1.32	$1.51

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.58	$0.60	$1.32	$1.50

For the three and six month periods ended June 30, 2010 and 2009, there were no antidilutive options.

3.     Comprehensive (Loss) Income

    The components of other comprehensive (loss) income are as follows (in thousands):

	Six Months Ended June 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$13,859	$(4,851)	$9,008
Non credit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains
included in net income	15,016	(5,256)	9,760
Less: other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,046)	366	(680)
Change in pension plans	626	(219)	407
Other comprehensive loss	$(420)	$147	$(273)

	Three Months Ended June 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$12,998	$(4,550)	$8,448
Non credit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains
included in net income	6,661	(2,332)	4,329
Less: other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized gains on securities	6,337	(2,218)	4,119
Change in pension plans	379	(133)	246
Other comprehensive income	$6,716	$(2,351)	$4,365

	Six Months Ended June 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$22,860	$(8,001)	$14,859
Non credit portion of other-than-temporary
impairment losses on the AFS securities	(4,190)	1,467	(2,723)
Less: reclassification adjustment for gains
included in net income	19,707	(6,897)	12,810
Less: other-than-temporary impairment charges
on AFS securities included in net income	(1,437)	503	(934)
Net unrealized gains on securities	400	(140)	260
Change in pension plans	682	(238)	444
Other comprehensive income	$1,082	$(378)	$704

	Three Months Ended June 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$1,894	$(662)	$1,232
Less: reclassification adjustment for gains
included in net income	5,911	(2,068)	3,843
Less: other-than-temporary impairment charges
on AFS securities included in net income	(537)	188	(349)
Net unrealized losses on securities	(3,480)	1,218	(2,262)
Change in pension plans	361	(126)	235
Other comprehensive loss	$(3,119)	$1,092	$(2,027)

4.     Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2010 and December 31, 2009, are reflected in the tables below (in thousands):

	June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,699	$–	$–	$–	$4,699
State and Political Subdivisions	234,063	12,344	–	154	246,253
Other Stocks and Bonds	3,308	1	2,694	63	552
Mortgage-backed Securities:
U.S. Government Agencies	160,323	4,215	–	989	163,549
Government-Sponsored Enterprises	827,137	15,836	–	4,044	838,929
Total	$1,229,530	$32,396	$2,694	$5,250	$1,253,982

	June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,012	$128	$–	$–	$1,140
Other Stocks and Bonds	482	20	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	25,857	668	–	29	26,496
Government-Sponsored Enterprises	433,820	6,560	–	1,623	438,757
Total	$461,171	$7,376	$–	$1,652	$466,895

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,898	$1	$–	$–	$4,899
State and Political Subdivisions	250,391	9,431	–	296	259,526
Other Stocks and Bonds	3,383	3	2,730	21	635
Mortgage-backed Securities:
U.S. Government Agencies	126,264	3,725	–	407	129,582
Government-Sponsored Enterprises	1,092,659	20,787	–	4,846	1,108,600
Total	$1,477,595	$33,947	$2,730	$5,570	$1,503,242

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$103	$–	$–	$1,116
Other Stocks and Bonds	480	22	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	16,677	534	–	36	17,175
Government-Sponsored Enterprises	225,988	5,248	–	766	230,470
Total	$244,158	$5,907	$–	$802	$249,263

The following table represents the unrealized loss on securities for the six months ended June 30, 2010 and year ended December 31, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2010:

Available for Sale
State and Political Subdivisions	$5,269	$37	$3,197	$117	$8,466	$154
Other Stocks and Bonds	–	–	359	2,757	359	2,757
Mortgage-Backed Securities	404,819	5,033	34	–	404,853	5,033
Total	$410,088	$5,070	$3,590	$2,874	$413,678	$7,944

Held to Maturity
Mortgage-Backed Securities	$126,888	$1,652	$92	$–	$126,980	$1,652
Total	$126,888	$1,652	$92	$–	$126,980	$1,652

As of December 31, 2009:

Available for Sale
State and Political Subdivisions	$14,520	$160	$2,953	$136	$17,473	$296
Other Stocks and Bonds	–	–	441	2,751	441	2,751
Mortgage-Backed Securities	391,889	5,250	1,065	3	392,954	5,253
Total	$406,409	$5,410	$4,459	$2,890	$410,868	$8,300

Held to Maturity
Mortgage-Backed Securities	$19,705	$802	$–	$–	$19,705	$802
Total	$19,705	$802	$–	$–	$19,705	$802

When it is determined that a decline in fair value of Held to Maturity (“HTM”) and Available for Sale (“AFS”) securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the non credit portion to other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the securities before the anticipated recovery of its amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At June 30, 2010, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2010 for the TRUPs is approximately $187,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2010 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2010.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively. The non credit charge to other comprehensive income was estimated at $2.7 million at June 30, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the six months ended June 30, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$124	C1	Ca
2	2,000	550	1,450	36	B1	Ca
3	2,000	1,450	550	27	B2	C
	$6,000	$3,075	$2,925	$187

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Six Months Ended June 30,2010
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,000	$2,730	$5,730
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	75	(36)	39
Balance, end of the period	$3,075	$2,694	$5,769

	Three Months Ended June 30,2010
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of June 30, 2010, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the period presented (in thousands):

	Six Months Ended
	June 30, 2010	June 30, 2009
U.S. Treasury	$4	$25
U.S. Government Agencies	–	307
State and Political Subdivisions	5,864	3,034
Other Stocks and Bonds	27	115
Mortgage-backed Securities	24,559	32,479

Total interest income on securities	$30,454	$35,960

	Three Months Ended
	June 30, 2010	June 30, 2009
U.S. Treasury	$2	$12
U.S. Government Agencies	–	167
State and Political Subdivisions	3,028	1,441
Other Stocks and Bonds	13	48
Mortgage-backed Securities	10,282	16,075

Total interest income on securities	$13,325	$17,743

There were no securities transferred from AFS to HTM during the six months ended June 30, 2010 and 2009.  There were no sales from the HTM portfolio during the six months ended June 30, 2010 or 2009.  There were $461.2 million of securities classified as HTM for the six months ended June 30, 2010 compared to $244.2 million of securities classified as HTM for the year ended December 31, 2009.

Of the $15.0 million in net securities gains from the AFS portfolio for the six months ended June 30, 2010, there were $17.2 million in realized gains and $2.2 million in realized losses.  Of the $19.7 million in net securities gains from the AFS portfolio for the six months ended June 30, 2009, there were $19.8 million in realized gains and $99,000 in realized losses.

The amortized cost and fair value of securities at June 30, 2010, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2010
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$9,028	$9,085
Due after one year through five years	7,729	7,973
Due after five years through ten years	21,534	22,441
Due after ten years	203,779	212,005
	242,070	251,504
Mortgage-backed securities	987,460	1,002,478
Total	$1,229,530	$1,253,982

	June 30, 2010
	Amortized Cost	Fair Value

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	482	502
Due after ten years	1,012	1,140
	1,494	1,642
Mortgage-backed securities	459,677	465,253
Total	$461,171	$466,895

Investment and mortgage-backed securities with book values of $989.1 million at June 30, 2010 and $1.06 billion at December 31, 2009 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.     Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	June 30,	December 31,
	2010	2009
Real Estate Loans:
Construction	$86,686	$88,566
1-4 Family Residential	235,311	234,379
Other	204,837	212,731
Commercial Loans	156,032	159,529
Municipal Loans	155,283	150,111
Loans to Individuals	179,303	188,260
Total Loans	$1,017,452	$1,033,576

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2010	2009	2010	2009
Allowance for Loan Losses:

Balance at beginning of period	$19,468	$17,432	$19,896	$16,112
Provision for loan losses	2,260	3,417	6,127	7,007
Loans charged off	(3,549)	(2,465)	(8,475)	(5,169)
Recoveries of loans charged off	1,104	420	1,735	854
Balance at end of period	$19,283	$18,804	$19,283	$18,804

Reserve for Unfunded Loan Commitments:

Balance at beginning of period	$20	$7	$5	$7
Provision for losses on unfunded loan commitments	20	2	35	2
Balance at end of period	$40	$9	$40	$9

6.     Goodwill and Core Deposit Intangible Assets

Goodwill.  Goodwill totaled $22.0 million at both June 30, 2010 and December 31, 2009.

We measured our goodwill for impairment at December 31, 2009.  We have identified Southside Bank as the sole operating segment and reporting unit for our impairment assessment.

Step one of the impairment test involves comparing the fair value of the reporting unit which, in our case, is the entire entity, to the carrying value of the reporting unit.  If the fair value of the reporting unit is greater than the carrying value of the reporting unit, no additional testing is required. If the fair value of the reporting unit is less than the carrying value of the reporting unit, step two of the impairment test must be performed.  At December 31, 2009, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2009.  As of June 30, 2010, there were no trigger events to warrant an updated impairment analysis.

During the fourth quarter of 2007, we recorded core deposit intangibles totaling $2.0 million in connection with the acquisition of FWBS.  Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which range from four to ten years.

Core Deposit Intangibles.  Core deposit intangible assets were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

June 30, 2010
Core deposits	$2,047	$(1,118)	$929
	$2,047	$(1,118)	$929

December 31, 2009
Core deposits	$2,047	$(951)	$1,096
	$2,047	$(951)	$1,096

For the three and six months ended June 30, 2010, amortization expense related to intangible assets totaled $81,000 and $167,000, respectively, compared to $97,000 and $199,000 for the comparable periods in 2009.  The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$152
2011	255
2012	198
2013	146
2014	99
Thereafter	79
$929

7.     Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
FHLB Advances (1)
Varying maturities to 2028	$444,082	$532,519

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$504,393	$592,830

(1)           At June 30, 2010, the weighted average cost of these advances was 3.63%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.47344% through September 29, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.28406% through August 22, 2010 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

8.     Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Service cost	$681	$638	$77	$54
Interest cost	1,416	1,285	192	136
Expected return on assets	(1,826)	(1,439)	–	–
Net loss recognition	503	600	145	104
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$753	$1,063	$413	$293

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Service cost	$342	$299	$48	$31
Interest cost	738	644	120	76
Expected return on assets	(947)	(761)	–	–
Net loss recognition	290	307	100	65
Prior service credit amortization	(11)	(11)	–	–
Net periodic benefit cost	$412	$478	$268	$172

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our post retirement benefit plan in 2010.  As of June 30, 2010, we had contributed $3.0 million to our defined benefit plan and $40,000 to our post retirement benefit plan.

9.     Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of June 30, 2010 and 2009, there were no nonvested shares.  For the six months ended June 30, 2010 and 2009, there was no stock-based compensation expense.

As of June 30, 2010 and 2009, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our outstanding stock options as of June 30, 2010 and the changes during the six months ended June 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	108,115	$5.14	–	–
Exercised	(83,728)	$4.53	–	–
Cancelled	–	$–	–	–
Outstanding at June 30, 2010	24,387	$7.22	1.26	$303,000
Exercisable at June 30, 2010	24,387	$7.22	1.26	$303,000

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the six months ended June 30, 2010 and 2009 were $1.3 million and $2.0 million, respectively.

Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $356,000 and $473,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $316,000 and $419,000 for the six months ended June 30, 2010 and 2009, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,050,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of June 30, 2010, no awards had been granted under this plan.

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2010.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At June 30, 2010, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At	At	At
	June 30,	December 31,	June 30,
	2010	2009	2009
Carrying Value	$18,354	$20,513	$15,331

Valuation Allowance	3,675	5,027	4,335

Total Reported Fair Value	$14,679	$15,486	$10,996

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,699	$–	$–	$4,699
State and Political Subdivisions	–	246,253	–	246,253
Other Stocks and Bonds	365	–	187	552
Mortgage-backed Securities:
U.S. Government Agencies	–	163,549	–	163,549
Government-Sponsored Enterprise	–	838,929	–	838,929
Total	$5,064	$1,248,731	$187	$1,253,982

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,899	$–	$–	$4,899
State and Political Subdivisions	–	259,526	–	259,526
Other Stocks and Bonds	365	–	270	635
Mortgage-backed Securities:
U.S. Government Agencies	–	129,582	–	129,582
Government-Sponsored Enterprise	–	1,108,600	–	1,108,600
Total	$5,264	$1,497,708	$270	$1,503,242

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Six Months Ended June 30,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$270	$646

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(75)	(1,437)
Included in other comprehensive income (loss)	(8)	1,460
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$187	$669

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(75)	$(1,437)

	Three Months Ended June 30,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$231	$373

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(537)
Included in other comprehensive income (loss)	(44)	833
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$187	$669

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(537)

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At June 30, 2010		At December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$46,285	$46,285	$52,166	$52,166
Investment securities:
Available for sale, at estimated fair value	251,504	251,504	265,060	265,060
Held to maturity, at amortized cost	1,494	1,642	1,493	1,618
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,002,478	1,002,478	1,238,182	1,238,182
Held to maturity, at amortized cost	459,677	465,253	242,665	247,645
FHLB stock and other investments, at cost	38,161	38,161	40,694	40,694
Loans, net of allowance for loan losses	998,169	1,006,857	1,013,680	1,028,332
Loans held for sale	3,538	3,538	2,857	2,857

Financial liabilities:
Retail deposits	$1,928,704	$1,939,221	$1,870,421	$1,877,145
Federal funds purchased and repurchase agreements	3,773	3,773	13,325	13,325
FHLB advances	729,472	749,520	854,870	873,917
Long-term debt	60,311	39,331	60,311	35,192

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at June 30, 2010 or December 31, 2009.

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

ASU No. 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  We do not expect this ASU to have a significant impact on our consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

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

We had outstanding unused commitments to extend credit of $130.6 million and $118.7 million at June 30, 2010 and December 31, 2009, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2010 and December 31, 2009 were $10.9 million and $10.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.7 million and $5.2 million at June 30, 2010 and December 31, 2009, respectively.

The scheduled maturities of unused commitments as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Unused commitments:
Due in one year or less	$72,175	$67,773
Due after one year	58,381	50,898
Total	$130,556	$118,671

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were $2.3 million of unsettled trades to purchase and $24.4 million of unsettled trades to sell securities at June 30, 2010.  At December 31, 2009, there were $2.6 million unsettled trades to purchase and $8.1 million unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2010.  There were $19.8 million of unsettled issuances of brokered CDs at December 31, 2009.

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

SFG is a limited liability company that buys consumer loans secured by automobiles, primarily through the purchase of existing automobile loan portfolios from lenders throughout the United States.  As of June 30, 2010, the total of SFG’s automobile loan portfolio was approximately $73.0 million.  Southside Bank is the sole provider of financing for SFG.  As of June 30, 2010, Southside Bank had extended credit of $67.2 million to finance SFG’s activities.

Southside Bank has no other explicit arrangements or implicit variable interests with SFG.  This extension of credit has been eliminated for fully consolidated purposes.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

We reported a decrease in net income for the three and six months ended June 30, 2010 compared to the same periods in 2009.  Net income for the three and six months ended June 30, 2010 was $9.3 million and $20.9 million, respectively, compared to $9.4 million and $23.5 million, respectively, for the same periods in 2009.

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

•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Federal Reserve’s actions with respect to interest rates and other regulatory responses to current economic conditions;

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

Impact of Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although some of its provisions apply to companies that are significantly larger than us. The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on us and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Act include:

•
A permanent increase in deposit insurance coverage to $250,000 per account, unlimited deposit insurance on noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.

•	New disclosure and other requirements relating to executive compensation and corporate governance.
•
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
•	The development of regulations to limit debit card interchange fees.
•	The future elimination of newly issued trust preferred securities as a permitted element of Tier 1 capital.
•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.
•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.
•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.
•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
•	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

We are currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition and results of operations and expect that some provisions may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

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

As of June 30, 2010, our review of the loan portfolio indicated that a loan loss allowance of $19.3 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at June 30, 2010, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at June 30, 2010 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2010 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2010 for the TRUPs is approximately $187,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2010 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2010.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively.  The non credit charge to other comprehensive income was estimated at $2.7 million at both June 30, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the six months ended June 30, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2009.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2010, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.1%; a long-term rate of return on plan assets of 7.5%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2010 and December 31, 2009, are included in “Note 12 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

Balance Sheet Strategy

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.  The quarter ended June 30, 2010 was marked by proactive management of the investment portfolio which included restructuring a portion of our investment portfolio.  In February 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes 120 days delinquent on their obligation.  They will now repurchase those delinquent loans from the mortgage-backed security pools as they reach that specified delinquent status.  The result is an increase in the cash flows of these agency mortgage-backed securities.  Freddie Mac announced their catch-up repurchase of loans delinquent 120 days or more, which were previously allowed to remain in the mortgage-backed security pools, would occur in March 2010.  Fannie Mae announced their catch-up repurchase of loans delinquent 120 days or more would occur over several months starting in April 2010.  The catch-up repurchases resulted in a par repayment for a portion of our mortgage-backed securities portfolio, most of which we own at a premium.  Consequently, we embarked on a strategy to identify mortgage-backed securities whose cash flows might become significantly more volatile as a result of this announcement, attempt to liquidate those securities, and replace them with securities whose income and cash flow characteristics were more stable going forward.  The result was a decrease in both the average coupon of the portfolio and in the average final maturity of the portfolio.  The average coupon of the mortgage-backed securities portfolio decreased from 6.42% at December 31, 2009 to 6.00% at June 30, 2010.  The increase in cash flow due to the Fannie Mae and Freddie Mac repurchases of delinquent loans from mortgage-backed security pools caused amortization expense to increase approximately $3.8 million during the second quarter of 2010 when compared to the first quarter of 2010.  During the quarter ended June 30, 2010, we reduced the size of the mortgage-backed and municipal securities portfolio as long-term U.S. Treasury yields declined significantly, reducing the risk/reward proposition associated with increasing the overall size of the securities portfolio.  The net result was a decrease of $97.9 million in our investment and U.S. agency mortgage-backed securities from $1.81 billion at March 31, 2010, to $1.72 billion at June 30, 2010.  At June 30, 2010, securities as a percentage of assets was 57.8%, when compared to 59.4% at March 31, 2010 and 57.8% at December 31, 2009.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at June 30, 2010 decreased 7.0%, or $54.8 million, to $729.5 million from $784.3 million at March 31, 2010, primarily as a result of a decrease in the securities portfolio.  As of June 30, 2010 we had $164.5 million in brokered CDs of which approximately $154.6 million are long-term.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the three months ended June 30, 2010, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 50.7% at June 30, 2010, from 52.6% at March 31, 2010 and 56.7% at December 31, 2009.

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

Net interest income for the six months ended June 30, 2010 was $42.4 million, a decrease of $2.2 million, or 5.0%, compared to the same period in 2009.  The overall decrease in net interest income was primarily the result of decreases in interest income from loans, taxable investment securities and mortgage-backed and related securities which was due to the increased amortization expense that resulted primarily from the Fannie Mae and Freddie Mac repurchases of delinquent loans during the first and second quarters of 2010 that was partially offset by decreases in interest expense on deposits and long-term obligations and increases in interest income from tax-exempt investment securities.

During the six months ended June 30, 2010, total interest income decreased $6.6 million, or 9.1%, to $65.8 million compared to $72.4 million for the same period in 2009.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.97% for the six months ended June 30, 2009 to 5.10% for the six months ended June 30, 2010 which more than offset the increase in average interest earning assets of $232.9 million, or 9.1%, from $2.5 billion to $2.8 billion.  Total interest expense decreased $4.3 million, or 15.6%, to $23.4 million during the six months ended June 30, 2010 as compared to $27.7 million during the same period in 2009.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2010, to 2.02% from 2.62% for the same period in 2009, which was partially offset by an increase in average interest bearing liabilities of $198.2 million, or 9.3%, from $2.1 billion for the six months ended June 30, 2009 to $2.3 billion for the same period in 2010.

Net interest income decreased during the three months ended June 30, 2010 when compared to the same period in 2009 primarily as a result of an increase in amortization expense on our mortgage-backed securities associated with the catch-up repurchases of mortgage loans delinquent 120 days or more by Fannie Mae and Freddie Mac during the first six months of 2010.  Our average interest earning assets increased $230.0 million, or 8.9%.  The decrease in the yield on interest earning assets is reflective of a 13 basis point decrease in the yield on loans and a 159 basis point decrease in the yield on our securities portfolio, which is the result of overall lower interest rates and the Fannie Mae and Freddie Mac repurchases that increased amortization expense.  The decrease in the average yield on interest bearing liabilities of 51 basis points is a result of an overall decrease in interest rates compared to the same period in 2009.  For the three months ended June 30, 2010, our net interest spread and net interest margin decreased to 2.77% and 3.09%, respectively, from 3.33% and 3.73% when compared to the same period in 2009.

During the six months ended June 30, 2010, average loans increased $364,000, or 0.04%, compared to the same period in 2009.  Commercial real estate loans and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.43% for the six months ended June 30, 2009 to 7.26% for the six months ended June 30, 2010.  The decrease in interest income on loans of $993,000, or 2.7%, to $35.2 million for the six months ended June 30, 2010, when compared to $36.2 million for the same period in 2009 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended June 30, 2010, average loans decreased $3.3 million, or 0.33%, to $1.0 billion, compared to the same period in 2009.  The average yield on loans decreased from 7.32% for the three months ended June 30, 2009 to 7.19% for the three months ended June 30, 2010.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $252.9 million, or 17.5%, from $1.4 billion to $1.7 billion, for the six months ended June 30, 2010 when compared to the same period in 2009.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout all of the year ended 2009 and during the six months ended June 30, 2010.  At June 30, 2010, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.95% during the six months ended June 30, 2010, from 5.22% during the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac and Fannie Mae repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pools (see additional discussion in “Balance Sheet Strategy”), increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities decreased $5.5 million during the six months ended June 30, 2010, or 15.3%, compared to the same period in 2009 due to the decrease in average yield which was partially offset by the increase in the average balance.  For the three months ended June 30, 2010, average investment and mortgage-backed securities increased $256.0 million, or 17.1%, to $1.8 billion, when compared to $1.5 billion for the same period in 2009.  The overall yield on average investment and mortgage-backed securities decreased to 3.39% during the three months ended June 30, 2010, from 4.98% during the same period in 2009.  Interest income from investment and mortgage-backed securities decreased $4.4 million, or 24.9%, to $13.3 million for the three months ended June 30, 2010, compared to $17.7 million for the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac and Fannie Mae repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pool, increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  A return to lower long-term interest rate levels combined with stable to increasing housing prices, lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $2.9 million, or 6.9%, to $38.6 million, for the six months ended June 30, 2010, when compared to $41.5 million for the same period in 2009.  Interest income from our FHLB stock and other investments decreased $11,000, or 7.2%, during the six months ended June 30, 2010, when compared to the same period in 2009 due to the decrease in the average balance.  For the three months ended June 30, 2010, average FHLB stock and other investments decreased $3.3 million, or 8.0%, to $38.2 million, when compared to $41.5 million for the same period in 2009.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended June 30, 2010, interest income from FHLB stock and other investments increased $11,000, or 22.9%, to $59,000, when compared to $48,000 for the same period in 2009 as a result of the increase in the average yield from 0.46% in 2009 to 0.62% in 2010, which more than offset the decrease in the average balance.

We had no federal funds sold during the six months ended June 30, 2010, therefore, average federal funds sold decreased $7.9 million, or 100%, when compared to 2009.  Interest income from federal funds sold decreased $17,000, or 100%, for the six months ended June 30, 2010 when compared to the same period in 2009.  Average interest earning deposits decreased $9.3 million, or 39.8%, to $14.0 million, for the six months ended June 30, 2010, when compared to $23.2 million for the same period in 2009.  Interest income from interest earning deposits decreased $48,000, or 76.2%, for the six months ended June 30, 2010, when compared to the same period in 2009, as a result of the decrease in the average yield from 0.55% in 2009 to 0.22% in 2010 and the decrease in average balance.  We had no federal funds sold during the three months ended June 30, 2010, therefore, average federal funds sold decreased $176,000, or 100%, when compared to the same period in 2009.  Interest income from federal funds sold decreased $1,000, or 100%, for the three months ended June 30, 2010 when compared to the same period in 2009.  Average interest earning deposits decreased $17.8 million, or 72.8%, to $6.7 million, for the three months ended June 30, 2010, when compared to $24.5 million for the same period in 2009.  Interest income from interest earning deposits decreased $49,000, or 92.5%, for the three months ended June 30, 2010, when compared to the same period in 2009, as a result of the decrease in the average balance and the average yield from 0.87% in 2009 to 0.24% in 2010.

During the six months ended June 30, 2010, our average securities increased more than our average loans compared to the same period in 2009.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 61.2% during the six months ended June 30, 2010 compared to 56.9% during the same period in 2009, a direct result of securities purchases.  Average loans were 36.9% of average total interest earning assets and other interest earning asset categories averaged 1.9% for the six months ended June 30, 2010.  During 2009, the comparable mix was 40.2% in loans and 2.9% in the other interest earning asset categories.

Total interest expense decreased $4.3 million, or 15.6%, to $23.4 million during the six months ended June 30, 2010 as compared to $27.7 million during the same period in 2009.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.62% for 2009 to 2.02% for the six months ended June 30, 2010, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $198.2 million, or 9.3% primarily included an increase in deposits.  For the three months ended June 30, 2010, total interest expense decreased $1.8 million, or 13.7%, to $11.5 million, compared to $13.3 million for the same period in 2009 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $186.5 million, or 8.6%, while the average yield decreased from 2.46% for the three months ended June 30, 2009 as compared to 1.95% for the three months ended June 30, 2010.

Average interest bearing deposits increased $245.5 million, or 19.5%, from $1.3 billion to $1.5 billion, while the average rate paid decreased from 1.93% for the six months ended June 30, 2009 to 1.31% for the six months ended June 30, 2010.  For the three months ended June 30, 2010, average interest bearing deposits increased $211.9 million, or 16.3%, to $1.5 billion, when compared to $1.3 billion for the same period in 2009 while the average rate paid decreased from 1.76% for the three month period ended June 30, 2009 to 1.26% for the three month period ended June 30, 2010.  Average time deposits increased $65.8 million, or 10.2%, from $647.4 million to $713.2 million while the average rate paid decreased to 1.97% for the six months ended June 30, 2010 as compared to 2.68% for the same period in 2009.  Average interest bearing demand deposits increased $170.6 million, or 31.2%, while the average rate paid decreased to 0.74% for the six months ended June 30, 2010 as compared to 1.18% for the same period in 2009.  Average savings deposits increased $9.1 million, or 14.1%, while the average rate paid decreased to 0.46% for the six months ended June 30, 2010 as compared to 0.79% for the same period in 2009.  Interest expense for interest bearing deposits for the six months ended June 30, 2010, decreased $2.3 million, or 19.2%, when compared to the same period in 2009 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $22.8 million, or 6.0%, during the six months ended June 30, 2010.  The latter three categories, which are considered the lowest cost deposits, comprised 62.6% of total average deposits during the six months ended June 30, 2010 compared to 60.5% during the same period in 2009.  The increase in our average total deposits is the result of overall bank growth, increases in public fund deposits, increases in callable brokered CDs and branch expansion.

During the six months ended June 30, 2010, we issued $63.0 million of long-term brokered CDs.  At June 30, 2010 and December 31, 2009, all of our brokered CDs had maturities of less than ten years.  At June 30, 2010, we had $164.5 million in brokered CDs that represented 8.5% of deposits compared to $131.2 million, or 7.0% of deposits, at December 31, 2009.  Our current policy allows for a maximum of $165 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $301.1 million, an increase of $124.8 million, or 70.8%, for the six months ended June 30, 2010 when compared to the same period in 2009.  Interest expense associated with short-term interest bearing liabilities increased $1.2 million, or 51.9%, while the average rate paid decreased to 2.38% for the six months ended June 30, 2010, when compared to 2.67% for the same period in 2009.  For the three months ended June 30, 2010, average short-term interest bearing liabilities increased $146.4 million, or 75.1%, when compared to the same period in 2009.  The increase in average short-term FHLB advances were used to fund the average increase in investment and mortgage-backed securities during the three and six months ended June 30, 2010.  Interest expense associated with short-term interest bearing liabilities increased $697,000, or 59.6%, while the average rate paid decreased to 2.19% for the three month period ended June 30, 2010 when compared to 2.41% for the same period in 2009.  The increase in the interest expense was due to the increase in the average balance while partially offset by a decrease in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $172.1 million, or 27.0%, during the six months ended June 30, 2010 to $466.4 million as compared to $638.4 million for the six months ended June 30, 2009.  Interest expense associated with long-term FHLB advances decreased $3.1 million, or 26.7%, while the average rate paid increased slightly to 3.66% for the six months ended June 30, 2010 when compared to 3.65% for the same period in 2009.  For the three months ended June 30, 2010, long-term interest bearing liabilities decreased $171.8 million, or 27.9%, when compared to the same period in 2009.  The decrease in average long-term FHLB advances is due primarily to an increase in the issuance of long-term callable brokered CDs and the use of more short-term FHLB advances during these periods.  Interest expense associated with long-term FHLB advances decreased $1.5 million, or 27.2%, while the average rate paid increased slightly to 3.66% for the three months ended June 30, 2010 when compared to 3.62% for the same period in 2009.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities while partially offset by an increase in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and six months ended June 30, 2010 and 2009.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $54,000, or 6.2%, to $814,000 and $130,000, or 7.4% to $1.6 million for the three and six months ended June 30, 2010, respectively, when compared to $868,000 and $1.7 million for the same periods in 2009, respectively, as a result of the decrease in the average yield during the three and six months ended June 30, 2010 when compared to the same periods in 2009.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2010			June 30, 2009
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,020,908	$36,779	7.26%	$1,020,544	$37,618	7.43%
Loans Held For Sale	3,735	71	3.83%	4,065	66	3.27%
Securities:
Investment Securities (Taxable)(4)	9,373	52	1.12%	55,279	608	2.22%
Investment Securities (Tax-Exempt)(3)(4)	256,041	8,702	6.85%	128,207	4,363	6.86%
Mortgage-backed and Related Securities (4)	1,435,493	24,559	3.45%	1,264,529	32,479	5.18%
Total Securities	1,700,907	33,313	3.95%	1,448,015	37,450	5.22%
FHLB stock and other investments, at cost	38,629	141	0.74%	41,499	152	0.74%
Interest Earning Deposits	13,976	15	0.22%	23,230	63	0.55%
Federal Funds Sold	–	–	–	7,916	17	0.43%
Total Interest Earning Assets	2,778,155	70,319	5.10%	2,545,269	75,366	5.97%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,006			45,025
Bank Premises and Equipment	47,708			44,005
Other Assets	120,816			108,677
Less: Allowance for Loan Loss	(19,227)			(16,981)
Total Assets	$2,972,458			$2,725,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$73,270	167	0.46%	$64,198	253	0.79%
Time Deposits	713,164	6,954	1.97%	647,380	8,598	2.68%
Interest Bearing Demand Deposits	717,638	2,617	0.74%	547,011	3,207	1.18%
Total Interest Bearing Deposits	1,504,072	9,738	1.31%	1,258,589	12,058	1.93%
Short-term Interest Bearing Liabilities	301,065	3,547	2.38%	176,288	2,335	2.67%
Long-term Interest Bearing Liabilities – FHLB Dallas	466,352	8,465	3.66%	638,426	11,556	3.65%
Long-term Debt (5)	60,311	1,616	5.40%	60,311	1,746	5.84%
Total Interest Bearing Liabilities	2,331,800	23,366	2.02%	2,133,614	27,695	2.62%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	402,228			379,416
Other Liabilities	26,717			36,519
Total Liabilities	2,760,745			2,549,549

SHAREHOLDERS’ EQUITY (6)	211,713			176,446
Total Liabilities and Shareholders’ Equity	$2,972,458			$2,725,995
NET INTEREST INCOME		$46,953			$47,671
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.41%			3.78%
NET INTEREST SPREAD			3.08%			3.35%
(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $1,648 and $1,489 for the six months ended June 30, 2010 and 2009, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $2,859 and $1,490 for the six months ended June 30, 2010 and 2009, respectively.
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
(6)   Includes average equity of noncontrolling interest of $1,042 and $772 for the six months ended June 30, 2010 and 2009, respectively.

Note: As of June 30, 2010 and 2009, loans totaling $15,728 and $13,491, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2010			June 30, 2009
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,016,037	$18,221	7.19%	$1,019,367	$18,600	7.32%
Loans Held For Sale	4,319	40	3.71%	5,605	48	3.43%
Securities:
Investment Securities (Taxable)(4)	9,392	26	1.11%	46,310	289	2.50%
Investment Securities (Tax-Exempt)(3)(4)	264,345	4,494	6.82%	129,863	2,197	6.79%
Mortgage-backed and Related Securities (4)	1,477,593	10,282	2.79%	1,319,194	16,075	4.89%
Total Securities	1,751,330	14,802	3.39%	1,495,367	18,561	4.98%
FHLB stock and other investments, at cost	38,194	59	0.62%	41,522	48	0.46%
Interest Earning Deposits	6,675	4	0.24%	24,521	53	0.87%
Federal Funds Sold	–	–	–	176	1	2.28%
Total Interest Earning Assets	2,816,555	33,126	4.72%	2,586,558	37,311	5.79%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,872			42,171
Bank Premises and Equipment	48,219			44,835
Other Assets	119,382			117,500
Less: Allowance for Loan Loss	(18,649)			(17,774)
Total Assets	$3,008,379			$2,773,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$75,065	84	0.45%	$66,100	116	0.70%
Time Deposits	692,274	3,294	1.91%	677,871	4,093	2.42%
Interest Bearing Demand Deposits	742,401	1,355	0.73%	553,824	1,477	1.07%
Total Interest Bearing Deposits	1,509,740	4,733	1.26%	1,297,795	5,686	1.76%
Short-term Interest Bearing Liabilities	341,401	1,867	2.19%	195,027	1,170	2.41%
Long-term Interest Bearing Liabilities – FHLB Dallas	443,301	4,041	3.66%	615,087	5,548	3.62%
Long-term Debt (5)	60,311	814	5.41%	60,311	868	5.77%
Total Interest Bearing Liabilities	2,354,753	11,455	1.95%	2,168,220	13,272	2.46%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	412,735			384,551
Other Liabilities	27,381			38,435
Total Liabilities	2,794,869			2,591,206

SHAREHOLDERS’ EQUITY (6)	213,510			182,084
Total Liabilities and Shareholders’ Equity	$3,008,379			$2,773,290
NET INTEREST INCOME		$21,671			$24,039
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.09%			3.73%
NET INTEREST SPREAD			2.77%			3.33%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $824 and $766 for the three months ended June 30, 2010 and 2009, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,477 and $818 for the three months ended June 30, 2010 and 2009, respectively.
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
(6)   Includes average equity of noncontrolling interest of $1,235 and $605 for the three months ended June 30, 2010 and 2009, respectively.

Note: As of June 30, 2010 and 2009, loans totaling $15,728 and $13,491, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $27.5 million for the six months ended June 30, 2010 compared to $31.3 million for the same period in 2009, a decrease of $3.8 million, or 12.0%.  For the three months ended June 30, 2010, noninterest income was $13.2 million, compared to $12.4 million for the same period in 2009, an increase of $777,000, or 6.3%.  During the six months ended June 30, 2010, we had gains on sale of AFS securities, net of impairment charges of $14.9 million compared to $18.3 million for the same period in 2009.  Gains on AFS securities, net of impairment charges for the three months ended June 30, 2010 were $6.7 million compared to $5.4 million for the same period in 2009.  The market value of the AFS securities portfolio at June 30, 2010 was $1.3 billion with a net unrealized gain on that date of $24.5 million.  The net unrealized gain is comprised of $32.4 million in unrealized gains and $7.9 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2010 was $466.9 million with a net unrealized gain on that date of $5.7 million.  The net unrealized gain is comprised of $7.4 million in unrealized gains and $1.7 million in unrealized losses.  During the three months ended March 31, 2010, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities and municipal securities provided opportunities to reposition portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During the six months ended June 30, 2010, as our U.S. agency mortgage-backed securities experienced additional prepayment volatility due to the Fannie Mae and Freddie Mac announcements regarding the repurchases of delinquent mortgages.  As a result, we restructured a portion of our securities portfolio in an attempt to more effectively manage the current economic uncertainty.  While the credit quality of municipal borrowers has traditionally been quite high, we chose to be proactive and significantly reduce our exposure to municipal borrowers outside the State of Texas during the second quarter ended June 30, 2010.  We further reduced our exposure to municipal borrowers outside the State of Texas during July 2010 reducing our exposure to less than $3 million.

There can be no assurance that the level of security gains reported during the three and six months ended June 30, 2010, will continue in future periods.

Gain on sale of loans decreased $148,000, or 27.1%, and $202,000, or 22.9%, for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  This is primarily a result of the sale of selected loans from the automobile loans purchased by SFG at a loss of $205,000 offset by increases in gains on sales of mortgage loans during the six months ended June 30, 2010.

Other income increased $119,000 or 16.0%, and $268,000, or 17.5%, for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  The increases were due primarily to increases in fair value of written loan commitments, credit life income and brokerage service income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $18.0 million and $35.4 million for the three and six months ended June 30, 2010, respectively, compared to $18.3 million and $34.8 million for the same periods in 2009, respectively, representing a decrease of $309,000, or 1.7% for the three months ended June 30, 2010, and an increase of $626,000, or 1.8% for the six months ended June 30, 2010.

Salaries and employee benefits expense increased $755,000, or 7.2%, and $1.2 million, or 5.8%, during the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  The increase for the three and six months ended June 30, 2010, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense, health insurance costs and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $670,000, or 7.8%, and $1.1 million, or 6.1%, during the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.

Retirement expense, included in salary and benefits, increased $133,000, or 17.9%, and $25,000, or 1.6%, for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009.  The increases were related to increases in the expense of the restoration plan and the employee stock option plan that were partially offset by a decrease in the defined benefit plan for 2010 when compared to 2009.

Health and life insurance expense, included in salary and benefits, decreased $47,000, or 4.2%, for the three months ended June 30, 2010, and increased $116,000, or 6.1%, for the six months ended June 30, 2010, when compared to the same periods in 2009 due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2010.

Occupancy expense increased $97,000, or 6.2%, and $322,000, or 10.8%, for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009 primarily due to additional depreciation of a new core banking system implemented during the fourth quarter of 2009 and overall bank growth.

Equipment expense increased $58,000, or 14.0%, and $120,000, or 15.2%, for the three and six months ended June 30, 2010, respectively, when compared to the same periods in 2009 as a result of increases on equipment service contracts and bank growth.

ATM and debit card expense decreased $149,000, or 41.3%, and $281,000, or 42.6%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to cost savings in relation to our new core banking system which allowed us to bring our ATM and debit card processing in house.

Director fees increased $50,000, or 30.1%, and $81,000, or 26.0%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to additional meetings and additional number of directors attending committee meetings during the comparable periods.

Supplies increased $58,000, or 13.9%, for the six months ended June 30, 2010, compared to the same period in 2009 due to bank growth.

Professional fees increased $84,000, or 18.5%, for the three months ended June 30, 2010, and decreased $140,000, or 12.9%, for the six months ended June 30, 2010, compared to the same periods in 2009.  The increase for the three months was primarily the result of increases in consultation fees.  The decrease for the six months was primarily due to a decrease in legal fees.

Telephone and communications increased $75,000, or 11.6%, for the six months ended June 30, 2010, compared to the same period in 2009 due to bank growth.

FDIC insurance decreased $1.2 million, or 64.2%, and $1.1 million, or 44.4%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 due to a special FDIC assessment of $1.3 million during the second quarter of 2009.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2010 was $12.3 million and $28.4 million, respectively, compared to $13.1 million and $34.2 million, respectively, for the same periods in 2009.  Income tax expense was $2.5 million and $6.5 million, respectively, for the three and six months ended June 30, 2010, compared to $3.3 million and $9.4 million for the three and six months ended June 30, 2009.  The effective tax rate as a percentage of pre-tax income was 20.6% and 22.8% for the three and six months ended June 30, 2010, compared to 24.8% and 27.5% for the three and six months ended June 30, 2009.  The decrease in the effective tax rate and income tax expense for the three and six months ended June 30, 2010 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2009.

Capital Resources

Our total shareholders' equity at June 30, 2010, was $218.4 million, representing an increase of 8.2%, or $16.6 million from December 31, 2009 and represented 7.4% of total assets at June 30, 2010 compared to 6.7% of total assets at December 31, 2009.

Increases to our shareholders’ equity consisted of net income of $20.9 million, the issuance of $901,000 in common stock (106,936 shares) through our incentive stock option and dividend reinvestment plans, which was partially offset with a decrease in accumulated other comprehensive income of $273,000 and $5.2 million in dividends paid.

On March 18, 2010, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 8, 2010, and payable on April 29, 2010.  On January 28, 2010, our board of directors approved $6.0 million for the repurchase of our stock.  As of June 30, 2010, we had not repurchased any of our stock.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of June 30, 2010, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$267,053	20.96%	$101,916	8.00%	N/A	N/A
Bank Only	$260,562	20.45%	$101,914	8.00%	$127,392	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$251,035	19.71%	$50,958	4.00%	N/A	N/A
Bank Only	$244,544	19.20%	$50,957	4.00%	$76,435	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$251,035	8.46%	$118,625	4.00%	N/A	N/A
Bank Only	$244,544	8.25%	$118,548	4.00%	$148,185	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2010, these investments were 16.4% of total assets as compared to 18.9% at December 31, 2009 and 17.0% at June 30, 2009.  The decrease to 16.4% at June 30, 2010 is reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2010.  At June 30, 2010, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $384.3 million, net of FHLB stock purchases required.  Southside Bank obtained $32.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, emergency service districts, water utilities, school districts and colleges primarily throughout the State of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2010, the SFG loans totaled approximately $73.0 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans decreased $16.1 million, or 1.6%, to $1.02 billion for the six month period ended June 30, 2010 from $1.03 billion at December 31, 2009, and increased $485,000, or 0.05%, from $1.02 billion at June 30, 2009.  Average loans increased $364,000, or 0.04%, when compared to the same period in 2009.

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

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	June 30,	December 31,	June 30,
	2010	2009	2009
	(in thousands)
Real Estate Loans:
Construction	$86,686	$88,566	$100,012
1-4 Family Residential	235,311	234,379	235,365
Other	204,837	212,731	193,167
Commercial Loans	156,032	159,529	164,965
Municipal Loans	155,283	150,111	139,483
Loans to Individuals	179,303	188,260	183,975
Total Loans	$1,017,452	$1,033,576	$1,016,967

Municipal loans increased $5.2 million, or 3.4%, to $155.3 million for the six month period ended June 30, 2010 from $150.1 million at December 31, 2009, and $15.8 million, or 11.3%, from $139.5 million at June 30, 2009.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans decreased $1.9 million, or 2.1%, to $86.7 million for the six month period ended June 30, 2010 from $88.6 million at December 31, 2009, and $13.3 million, or 13.3%, from $100.0 million at June 30, 2009, primarily as a result of construction loans transferred to permanent loans and loans transferred into the other real estate category.  Our 1-4 family residential mortgage loans increased $932,000, or 0.4%, to $235.3 million for the six month period ended June 30, 2010 from $234.4 million at December 31, 2009, and decreased $54,000, or 0.02%, from $235.4 million at June 30, 2009.

Real estate loans – Other, which are comprised primarily of commercial real estate loans, decreased $7.9 million, or 3.7% to $204.8 million for the six month period ended June 30, 2010 from $212.7 million at December 31, 2009, and increased $11.7 million, or 6.0%, from $193.2 million at June 30, 2009.

Commercial loans decreased $3.5 million, or 2.2%, to $156.0 million for the six month period ended June 30, 2010 from $159.5 million at December 31, 2009, and $8.9 million, or 5.4%, from $165.0 million at June 30, 2009.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $9.0 million, or 4.8%, to $179.3 million for the six month period ended June 30, 2010 from $188.3 million at December 31, 2009, and $4.7 million, or 2.5%, from $184.0 million at June 30, 2009.

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

As of June 30, 2010, our review of the loan portfolio indicated that a loan loss allowance of $19.3 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and six months ended June 30, 2010, loan charge-offs were $3.5 million and $8.5 million and recoveries were $1.1 million and $1.7 million, resulting in net charge-offs of $2.4 million and $6.7 million, respectively.  For the three and six months ended June 30, 2009, loan charge-offs were $2.5 million and $5.2 million and recoveries were $420,000 and $854,000, resulting in net charge-offs of $2.0 million and $4.3 million, respectively.  The increase in net charge-offs for the six months ended June 30, 2010 was primarily related to economic conditions requiring the write down of nonperforming loans.  The necessary provision expense was estimated at $2.3 million and $6.1 million for the three and six months ended June 30, 2010, compared to $3.4 million and $7.0 million for the comparable periods in 2009, respectively. The decrease in provision expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily a result of the decrease in nonperforming loans.

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

The following table sets forth nonperforming assets for the periods presented:

	At June 30, 2010	At December 31, 2009	At June 30, 2009

		(in thousands)

Nonaccrual loans	$15,728	$18,629	$13,491
Loans 90 days past due	19	323	843
Restructured loans	2,671	1,972	1,939
Other real estate owned	1,097	1,875	3,262
Repossessed assets	208	654	572
Total Nonperforming Assets	$19,723	$23,453	$20,107

	At June 30, 2010	At December 31, 2009	At June 30, 2009

Asset Quality Ratios:

Nonaccruing loans to total loans	1.55%	1.80%	1.33%
Allowance for loan losses to nonaccruing loans	122.60	106.80	139.38
Allowance for loan losses to nonperforming assets	97.77	84.83	93.52
Allowance for loan losses to total loans	1.90	1.92	1.85
Nonperforming assets to total assets	0.66	0.78	0.73
Net charge-offs to average loans	1.33	1.11	0.85

Total nonperforming assets at June 30, 2010 were $19.7 million, a decrease of $3.7 million, or 15.9%, from $23.5 million at December 31, 2009 and a decrease of $384,000, or 1.9%, from $20.1 million at June 30, 2009.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2009 to June 30, 2010, nonaccrual loans decreased $2.9 million, or 15.6%, to $15.7 million and from June 30, 2009, increased $2.2 million, or 16.6%.  Of the total nonaccrual loans at June 30, 2010, 14.1% are residential real estate loans, 10.4% are commercial real estate loans, 9.2% are commercial loans, 33.9% are loans to individuals, primarily SFG automobile loans, and 32.4% are construction loans.  Loans 90 days or more past due decreased $304,000, or 94.1%, to $19,000 at June 30, 2010 from $323,000 at December 31, 2009 and decreased $824,000, or 97.7%, from $843,000 at June 30, 2009.  Restructured loans increased $699,000, or 35.4%, to $2.7 million at June 30, 2010 from $2.0 million at December 31, 2009 and $732,000, or 37.8%, from $1.9 million at June 30, 2009.  The increase in restructured loans was attributable to SFG automobile loan pools.  OREO decreased $778,000, or 41.5%, to $1.1 million at June 30, 2010 from $1.9 million at December 31, 2009 and $2.2 million, or 66.4%, from $3.3 million at June 30, 2009.

Most of the OREO at June 30, 2010, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $446,000, or 68.2%, to $208,000 at June 30, 2010 from $654,000 at December 31, 2009 and $364,000, or 63.6%, from $572,000 at June 30, 2009.

Expansion

On April 1, 2010, we opened a full service bank in a leased space in a grocery store in Tyler, Texas.  We are in the process of building a full service branch on the west side of Tyler on Highway 64, which we anticipate will open during the second half of 2010.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the second half of 2010.  Plans are underway to open a full service branch in a leased space in a grocery store being constructed in South Tyler.  We anticipate opening this branch sometime during 2011.  We continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2010, the model simulations projected that a 100 basis point immediate increase in interest rates would result in a positive variance in net interest income of 0.56% and an immediate increase in interest rates of 200 basis points would result in a negative variance in net interest income of 0.19%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.88% and 3.97%, respectively, relative to the base case over the next 12 months.  As of June 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 0.33% and 1.16%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 3.33% and 12.57%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at June 30, 2010 such litigation is not material to our financial position or results of operations.

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

DATE: August 5, 2010

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 5, 2010

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