Form 10-Q
period 2010-09-30
SOUTHSIDE BANCSHARES INC
filed 2010-11-05
CIK 705432

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

     (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 22, 2010 was 15,615,780 shares.

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
Certification Pursuant to Section 906

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	September 30,	December 31,
ASSETS	2010	2009
Cash and due from banks	$43,046	$50,350
Interest earning deposits	36,126	1,816
Total cash and cash equivalents	79,172	52,166
Investment securities:
Available for sale, at estimated fair value	245,509	265,060
Held to maturity, at amortized cost	1,495	1,493
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,026,869	1,238,182
Held to maturity, at amortized cost	440,133	242,665
FHLB stock, at cost	36,130	38,629
Other investments, at cost	2,065	2,065
Loans held for sale	6,098	2,857
Loans:
Loans	1,037,208	1,033,576
Less: allowance for loan loss	(18,731)	(19,896)
Net Loans	1,018,477	1,013,680
Premises and equipment, net	49,631	46,477
Goodwill	22,034	22,034
Other intangible assets, net	851	1,096
Interest receivable	15,065	18,482
Deferred tax asset	944	1,611
Other assets	73,054	77,791
TOTAL ASSETS	$3,017,527	$3,024,288
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$438,892	$394,001
Interest bearing	1,580,081	1,476,420
Total Deposits	2,018,973	1,870,421
Short-term obligations:
Federal funds purchased and repurchase agreements	3,811	13,325
FHLB advances	280,123	322,351
Other obligations	2,250	2,760
Total Short-term obligations	286,184	338,436
Long-term obligations:
FHLB advances	389,499	532,519
Long-term debt	60,311	60,311
Total Long-term obligations	449,810	592,830
Other liabilities	39,042	20,352
TOTAL LIABILITIES	2,794,009	2,822,039

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 17,633,418 shares	22,042	20,928
issued in 2010 and 16,742,835 shares issued in 2009
Paid-in capital	162,335	146,357
Retained earnings	62,328	53,812
Treasury stock (2,017,638 and 1,762,261 shares at cost)	(28,261)	(23,545)
Accumulated other comprehensive income	3,615	4,229
TOTAL SHAREHOLDERS' EQUITY	222,059	201,781
Noncontrolling interest	1,459	468
TOTAL EQUITY	223,518	202,249
TOTAL LIABILITIES AND EQUITY	$3,017,527	$3,024,288

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$16,926	$17,121	$52,128	$53,316
Investment securities – taxable	20	402	72	1,010
Investment securities – tax-exempt	2,366	2,266	8,209	5,139
Mortgage-backed and related securities	13,378	15,509	37,937	47,988
FHLB stock and other investments	59	43	200	195
Other interest earning assets	4	58	19	138
Total interest income	32,753	35,399	98,565	107,786
Interest expense
Deposits	4,874	5,474	14,612	17,532
Short-term obligations	2,086	1,020	5,633	3,355
Long-term obligations	4,504	6,242	14,585	19,544
Total interest expense	11,464	12,736	34,830	40,431
Net interest income	21,289	22,663	63,735	67,355
Provision for loan losses	3,201	2,973	9,328	9,980
Net interest income after provision for loan losses	18,088	19,690	54,407	57,375
Noninterest income
Deposit services	4,280	4,543	12,744	12,995
Gain on sale of securities available for sale	8,008	6,706	23,024	26,413

Total other-than-temporary impairment losses	–	–	(39)	(5,627)
Portion of loss recognized in other comprehensive income (before taxes)	–	(993)	(36)	3,197
Net impairment losses recognized in earnings	–	(993)	(75)	(2,430)

Gain on sale of loans	517	392	1,197	1,274
Trust income	645	693	1,736	1,830
Bank owned life insurance income	297	325	867	1,362
Other	931	847	2,728	2,376
Total noninterest income	14,678	12,513	42,221	43,820
Noninterest expense
Salaries and employee benefits	10,891	10,219	33,048	31,163
Occupancy expense	1,720	1,701	5,025	4,684
Equipment expense	532	453	1,441	1,242
Advertising, travel & entertainment	616	546	1,697	1,549
ATM and debit card expense	223	328	602	988
Director fees	197	168	590	480
Supplies	189	254	665	672
Professional fees	418	572	1,363	1,657
Postage	195	247	612	627
Telephone and communications	349	409	1,068	1,053
FDIC Insurance	804	719	2,172	3,180
Other	1,521	2,135	4,803	5,261
Total noninterest expense	17,655	17,751	53,086	52,556

Income before income tax expense	15,111	14,452	43,542	48,639
Provision for income tax expense	3,811	3,620	10,296	13,021
Net income	11,300	10,832	33,246	35,618
Less: Net income attributable to the noncontrolling interest	(252)	(335)	(1,301)	(1,599)
Net income attributable to Southside Bancshares, Inc.	$11,048	$10,497	$31,945	$34,019
Earnings per common share – basic	$0.70	$0.67	$2.02	$2.18
Earnings per common share – diluted	$0.70	$0.66	$2.02	$2.16
Dividends paid per common share	$0.17	$0.14	$0.51	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Nine Months Ended September 30,
	2010	2009
Common Stock
Balance, beginning of period	$20,928	$19,695
Issuance of common stock (136,419 shares in 2010 and 232,226 shares in 2009)	171	291
Stock dividend	943	886
Balance, end of period	22,042	20,872
Paid-in capital
Balance, beginning of period	146,357	131,112
Issuance of common stock (136,419 shares in 2010 and 232,226 shares in 2009)	1,080	1,426
Tax benefit of incentive stock options	328	547
Stock dividend	14,570	12,641
Balance, end of period	162,335	145,726
Retained earnings
Balance, beginning of period	53,812	34,021
Net income attributable to Southside Bancshares, Inc.	31,945	34,019
Dividends paid on common stock ($0.51 per share in 2010 and $0.41 per share in 2009)	(7,916)	(5,996)
Stock dividend	(15,513)	(13,527)
Balance, end of period	62,328	48,517
Treasury Stock
Balance, beginning of period	(23,545)	(23,115)
Purchase of common stock (255,377 shares in 2010 and 30,691 shares in 2009)	(4,716)	(430)
Balance, end of period	(28,261)	(23,545)
Accumulated other comprehensive (loss) income
Balance, beginning of period	4,229	(1,096)
Net unrealized gains on available for sale securities, net of tax	13,669	29,192
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(14,966)	(17,168)
Non-credit portion of other-than-temporary impairment losses on available for sale securities, net of tax	23	(2,078)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax	49	1,579
Adjustment to net periodic benefit cost, net of tax	611	666
Net change in accumulated other comprehensive (loss) income	(614)	12,191
Balance, end of period	3,615	11,095
Total shareholders’ equity	222,059	202,665
Noncontrolling interest
Balance, beginning of period	468	472
Net income attributable to noncontrolling interest shareholders	1,301	1,599
Capital distribution to noncontrolling interest shareholders	(310)	(1,367)
Balance, end of period	1,459	704
Total equity	$223,518	$203,369

Comprehensive income
Net income	$33,246	$35,618
Net change in accumulated other comprehensive (loss) income	(614)	12,191
Comprehensive income	32,632	47,809
Comprehensive income attributable to the noncontrolling interest	(1,301)	(1,599)
Comprehensive income attributable to Southside Bancshares, Inc.	$31,331	$46,210

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$33,246	$35,618
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,397	2,101
Amortization of premium	25,982	10,491
Accretion of discount and loan fees	(3,497)	(2,933)
Provision for loan losses	9,328	9,980
Decrease in interest receivable	3,417	807
Increase in other assets	(4,726)	(799)
Net change in deferred taxes	998	(1,116)
Decrease in interest payable	(696)	(1,669)
Increase (decrease) in other liabilities	3,504	(431)
Increase in loans held for sale	(3,241)	(3,806)
Gain on sale of securities available for sale	(23,024)	(26,413)
Net other-than-temporary impairment losses	75	2,430
Gain on sale of assets	(7)	–
Loss on disposal of assets	-	43
Impairment on other real estate owned	20	530
Gain on sale of other real estate owned	(26)	(18)
Net cash provided by operating activities	43,750	24,815

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	103,953	204,813
Proceeds from sales of mortgage-backed securities available for sale	956,496	512,458
Proceeds from maturities of investment securities available for sale	17,271	55,913
Proceeds from maturities of mortgage-backed securities available for sale	263,335	205,156
Proceeds from maturities of mortgage-backed securities held to maturity	55,656	40,338
Proceeds from redemption of FHLB stock	2,638	3,141
Purchases of investment securities available for sale	(75,697)	(231,078)
Purchases of investment securities held to maturity	-	(1,014)
Purchases of mortgage-backed securities available for sale	(1,026,453)	(887,176)
Purchases of mortgage-backed securities held to maturity	(258,935)	(119,611)
Purchases of FHLB stock and other investments	(139)	(568)
Net increase in loans	(15,193)	(5,070)
Purchases of premises and equipment	(5,582)	(5,903)
Proceeds from sales of premises and equipment	38	–
Proceeds on bank owned life insurance	-	1,086
Proceeds from sales of other real estate owned	948	864
Proceeds from sales of repossessed assets	3,713	2,003
Net cash provided by (used in) investing activities	22,049	(224,648)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended
	September 30,
	2010	2009
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	117,405	53,373
Net increase in certificates of deposit	49,927	162,784
Net (decrease) increase in federal funds purchased and repurchase agreements	(9,514)	36,354
Proceeds from FHLB advances	6,119,530	5,249,074
Repayment of FHLB advances	(6,304,778)	(5,319,144)
Net capital distributions to non-controlling interest in consolidated entities	(310)	(1,367)
Tax benefit of incentive stock options	328	547
Purchase of common stock	(4,716)	(430)
Proceeds from the issuance of common stock	1,251	1,717
Dividends paid	(7,916)	(5,996)
Net cash (used in) provided by financing activities	(38,793)	176,912

Net increase (decrease) in cash and cash equivalents	27,006	(22,921)
Cash and cash equivalents at beginning of period	52,166	66,774
Cash and cash equivalents at end of period	$79,172	$43,853

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$35,525	$42,100
Income taxes paid	9,550	12,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$5,416	$7,214
5% stock dividend	15,513	13,527
Adjustment to pension liability	(939)	(1,024)
Unsettled trades to purchase securities	(18,160)	(2,158)
Unsettled trades to sell securities	18,723	6,168
Unsettled issuances of brokered CDs	–	14,875

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

The consolidated balance sheet as of September 30, 2010, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2010 and 2009 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

Accounting Standards

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for us beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 9 – Fair Value Measurements.

ASU No. 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The provisions of ASU 2010-18 did not have a significant impact on our consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$11,048	$10,497	$31,945	$34,019

Basic weighted-average shares outstanding	15,753	15,659	15,772	15,587
Add: Stock options	9	112	34	159
Diluted weighted-average shares outstanding	15,762	15,771	15,806	15,746

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.67	$2.02	$2.18

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.66	$2.02	$2.16

On March 18, 2010, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 8, 2010, and payable on April 29, 2010.

For the three and nine month periods ended September 30, 2010 and 2009, there were no antidilutive options.

3.  Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows (in thousands):

	Nine Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$21,029	$(7,360)	$13,669
Non credit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	23,024	(8,058)	14,966
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,884)	659	(1,225)
Change in pension plans	939	(328)	611
Other comprehensive loss	$(945)	$331	$(614)

	Three Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$7,170	$(2,509)	$4,661
Non credit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains included in net income	8,008	(2,802)	5,206
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized losses on securities	(838)	293	(545)
Change in pension plans	313	(109)	204
Other comprehensive loss	$(525)	$184	$(341)

	Nine Months Ended September 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$44,911	$(15,719)	$29,192
Non credit portion of other-than-temporary impairment losses on the AFS securities	(3,197)	1,119	(2,078)
Less: reclassification adjustment for gains included in net income	26,413	(9,245)	17,168
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(2,430)	851	(1,579)
Net unrealized gains on securities	17,731	(6,206)	11,525
Change in pension plans	1,024	(358)	666
Other comprehensive income	$18,755	$(6,564)	$12,191

	Three Months Ended September 30, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$23,044	$(8,066)	$14,978
Less: reclassification adjustment for gains included in net income	6,706	(2,348)	4,358
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(993)	348	(645)
Net unrealized gains on securities	17,331	(6,066)	11,265
Change in pension plans	342	(120)	222
Other comprehensive income	$17,673	$(6,186)	$11,487

4. Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2010 and December 31, 2009, are reflected in the tables below (in thousands):

	September 30, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,698	$–	$–	$–	$4,698
State and Political Subdivisions	221,191	19,251	–	13	240,429
Other Stocks and Bonds	3,116	3	2,737	–	382
Mortgage-backed Securities:
U.S. Government Agencies	176,171	3,957	–	1,517	178,611
Government-Sponsored Enterprises	843,663	11,579	–	6,984	848,258
Total	$1,248,839	$34,790	$2,737	$8,514	$1,272,378

	September 30, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,012	$167	$–	$–	$1,179
Other Stocks and Bonds	483	22	–	–	505
Mortgage-backed Securities:
U.S. Government Agencies	23,943	578	–	473	24,048
Government-Sponsored Enterprises	416,190	6,337	–	1,231	421,296
Total	$441,628	$7,104	$–	$1,704	$447,028

	December 31, 2009
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,898	$1	$–	$–	$4,899
State and Political Subdivisions	250,391	9,431	–	296	259,526
Other Stocks and Bonds	3,383	3	2,730	21	635
Mortgage-backed Securities:
U.S. Government Agencies	126,264	3,725	–	407	129,582
Government-Sponsored Enterprises	1,092,659	20,787	–	4,846	1,108,600
Total	$1,477,595	$33,947	$2,730	$5,570	$1,503,242

	December 31, 2009
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,013	$103	$–	$–	$1,116
Other Stocks and Bonds	480	22	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	16,677	534	–	36	17,175
Government-Sponsored Enterprises	225,988	5,248	–	766	230,470
Total	$244,158	$5,907	$–	$802	$249,263

The following table represents the unrealized loss on securities for the nine months ended September 30, 2010 and year ended December 31, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2010:

Available for Sale
State and Political Subdivisions	$562	$1	$297	$12	$859	$13
Other Stocks and Bonds	–	–	188	2,737	188	2,737
Mortgage-Backed Securities	574,833	8,488	1,192	13	576,025	8,501
Total	$575,395	$8,489	$1,677	$2,762	$577,072	$11,251

Held to Maturity
Mortgage-Backed Securities	$138,193	$1,704	$36	$–	$138,229	$1,704
Total	$138,193	$1,704	$36	$–	$138,229	$1,704

As of December 31, 2009:

Available for Sale
State and Political Subdivisions	$14,520	$160	$2,953	$136	$17,473	$296
Other Stocks and Bonds	–	–	441	2,751	441	2,751
Mortgage-Backed Securities	391,889	5,250	1,065	3	392,954	5,253
Total	$406,409	$5,410	$4,459	$2,890	$410,868	$8,300

Held to Maturity
Mortgage-Backed Securities	$19,705	$802	$–	$–	$19,705	$802
Total	$19,705	$802	$–	$–	$19,705	$802

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At September 30, 2010, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2010 for the TRUPs is approximately $188,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2010 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2010.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at September 30, 2010 and December 31, 2009, respectively. The non credit charge to other comprehensive income was estimated at $2.7 million at September 30, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the nine months ended September 30, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at September 30, 2010 (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$125	C1	Ca
2	2,000	550	1,450	37	B1	Ca
3	2,000	1,450	550	26	B2	C
	$6,000	$3,075	$2,925	$188

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Nine Months Ended September 30, 2010
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

	Three Months Ended September 30, 2010
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

Management has the ability and intent to hold the securities classified as HTM until they mature, at which time we will receive full value for the securities. Furthermore, as of September 30, 2010, management also had the ability and intent to hold the securities classified as AFS for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Interest income recognized on AFS and HTM securities for the period presented (in thousands):

	Nine Months Ended
	September 30, 2010	September 30, 2009
U.S. Treasury	$7	$38
U.S. Government Agencies	–	642
State and Political Subdivisions	8,239	5,316
Other Stocks and Bonds	35	153
Mortgage-backed Securities	37,937	47,988

Total interest income on securities	$46,218	$54,137

	Three Months Ended
	September 30, 2010	September 30, 2009
U.S. Treasury	$3	$13
U.S. Government Agencies	–	335
State and Political Subdivisions	2,375	2,282
Other Stocks and Bonds	8	38
Mortgage-backed Securities	13,378	15,509

Total interest income on securities	$15,764	$18,177

There were no securities transferred from AFS to HTM during the nine months ended September 30, 2010 or 2009.  There were no sales from the HTM portfolio during the nine months ended September 30, 2010 or 2009.  There were $441.6 million of securities classified as HTM for the nine months ended September 30, 2010 compared to $244.2 million of securities classified as HTM for the year ended December 31, 2009.

Of the $23.0 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2010, there were $25.5 million in realized gains and $2.5 million in realized losses.  Of the $26.4 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2009, there were $26.5 million in realized gains and $100,000 in realized losses.

The amortized cost and fair value of securities at September 30, 2010 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$8,410	$8,467
Due after one year through five years	6,007	6,216
Due after five years through ten years	18,852	20,115
Due after ten years	195,736	210,711
	229,005	245,509
Mortgage-backed securities	1,019,834	1,026,869
Total	$1,248,839	$1,272,378

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	483	505
Due after ten years	1,012	1,179
	1,495	1,684
Mortgage-backed securities	440,133	445,344
Total	$441,628	$447,028

Investment and mortgage-backed securities with book values of $897.4 million at September 30, 2010 and $1.06 billion at December 31, 2009 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals by category for the periods presented (in thousands):

	At	At
	September 30,	December 31,
	2010	2009
Real Estate Loans:
Construction	$91,170	$88,566
1-4 Family Residential	236,923	234,379
Other	202,497	212,731
Commercial Loans	156,635	159,529
Municipal Loans	173,314	150,111
Loans to Individuals	176,669	188,260
Total Loans	$1,037,208	$1,033,576

The summaries of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009
Allowance for Loan Losses:

Balance at beginning of period	$19,283	$18,804	$19,896	$16,112
Provision for loan losses	3,201	2,973	9,328	9,980
Loans charged off	(4,341)	(3,860)	(12,816)	(9,029)
Recoveries of loans charged off	588	528	2,323	1,382
Balance at end of period	$18,731	$18,445	$18,731	$18,445

Reserve for Unfunded Loan Commitments:

Balance at beginning of period	$40	$9	$5	$7
Provision for losses on unfunded loan commitments	(20)	(4)	15	(2)
Balance at end of period	$20	$5	$20	$5

6. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
FHLB Advances (1)
Varying maturities to 2028	$389,499	$532,519

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$449,810	$592,830

(1)           At September 30, 2010, the weighted average cost of these advances was 3.56%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.22938% through December 29, 2010 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.13906% through November 22, 2010 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During the third quarter ending September 30, 2010, we entered into the option to fund two years forward from the advance commitment date $50 million par in advance commitments from the FHLB at the rates on the date the option was purchased.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is likely we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Exercise Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid
$25,000	9/20/12	36 months	1.325%	$1,105
25,000	9/20/12	48 months	1.674%	1,410
$50,000				$2,515

7.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Service cost	$1,022	$958	$115	$81
Interest cost	2,124	1,927	288	203
Expected return on assets	(2,739)	(2,159)	–	–
Net loss recognition	754	900	218	157
Prior service credit amortization	(31)	(31)	(2)	(2)
Net periodic benefit cost	$1,130	$1,595	$619	$439

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Service cost	$341	$320	$38	$27
Interest cost	708	642	96	67
Expected return on assets	(913)	(720)	–	–
Net loss recognition	251	300	73	53
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$377	$532	$206	$146

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2009, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2010.  As of September 30, 2010, we had contributed $3.0 million to our defined benefit plan and $60,000 to our restoration plan.

8.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of September 30, 2010 and 2009, there were no nonvested shares.  For the nine months ended September 30, 2010 and 2009, there was no stock-based compensation expense.

As of September 30, 2010 and 2009, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our outstanding stock options as of September 30, 2010 and the changes during the nine months ended September 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2009	108,115	$5.14	–	–
Exercised	(97,807)	$4.53	–	–
Cancelled	–	$–	–	–
Outstanding at September 30, 2010	10,308	$10.90	2.50	$82,000
Exercisable at September 30, 2010	10,308	$10.90	2.50	$82,000

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the nine months ended September 30, 2010 and 2009 were $1.5 million and $2.6 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $419,000 and $626,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $328,000 and $547,000 for the nine months ended September 30, 2010 and 2009, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,050,000 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of September 30, 2010, no awards had been granted under this plan.

9.  Fair Value Measurement

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2010.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At September 30, 2010, based on our estimates of fair value, no valuation allowance was recognized.

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

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At	At	At
	September 30,	December 31,	September 30,
	2010	2009	2009
Carrying Value	$17,110	$20,513	$18,876

Valuation Allowance	3,405	5,027	4,624

Total Reported Fair Value	$13,705	$15,486	$14,252

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,698	$–	$–	$4,698
State and Political Subdivisions	–	240,429	–	240,429
Other Stocks and Bonds	194	–	188	382
Mortgage-backed Securities:
U.S. Government Agencies	–	178,611	–	178,611
Government-Sponsored Enterprise	–	848,258	–	848,258
Total	$4,892	$1,267,298	$188	$1,272,378

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,899	$–	$–	$4,899
State and Political Subdivisions	–	259,526	–	259,526
Other Stocks and Bonds	365	–	270	635
Mortgage-backed Securities:
U.S. Government Agencies	–	129,582	–	129,582
Government-Sponsored Enterprise	–	1,108,600	–	1,108,600
Total	$5,264	$1,497,708	$270	$1,503,242

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Nine Months Ended September 30,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$270	$646

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(75)	(2,430)
Included in other comprehensive income (loss)	(7)	2,070
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$188	$286

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(75)	$(2,430)

	Three Months Ended September 30,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$187	$669

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(993)
Included in other comprehensive income (loss)	1	610
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$188	$286

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(993)

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

The following table presents our assets, liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At September 30, 2010		At December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$79,172	$79,172	$52,166	$52,166
Investment securities:
Available for sale, at estimated fair value	245,509	245,509	265,060	265,060
Held to maturity, at amortized cost	1,495	1,684	1,493	1,618
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,026,869	1,026,869	1,238,182	1,238,182
Held to maturity, at amortized cost	440,133	445,344	242,665	247,645
FHLB stock and other investments, at cost	38,195	38,195	40,694	40,694
Loans, net of allowance for loan losses	1,018,477	1,030,342	1,013,680	1,028,332
Loans held for sale	6,098	6,098	2,857	2,857

Financial liabilities:
Retail deposits	$2,018,973	$2,025,168	$1,870,421	$1,877,145
Federal funds purchased and repurchase agreements	3,811	3,811	13,325	13,325
FHLB advances	669,622	690,002	854,870	873,917
Long-term debt	60,311	48,490	60,311	35,192

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at September 30, 2010 or December 31, 2009.

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

We had outstanding unused commitments to extend credit of $119.1 million and $118.7 million at September 30, 2010 and December 31, 2009, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2010 and December 31, 2009 were $11.2 million and $10.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $4.6 million and $5.2 million at September 30, 2010 and December 31, 2009, respectively.

The scheduled maturities of unused commitments as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Unused commitments:
Due in one year or less	$69,883	$67,773
Due after one year	49,207	50,898
Total	$119,090	$118,671

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

Securities. In the normal course of business we buy and sell securities.  There were $18.2 million of unsettled trades to purchase and $18.7 million of unsettled trades to sell securities at September 30, 2010.  At December 31, 2009, there were $2.6 million unsettled trades to purchase and $8.1 million unsettled trades to sell securities.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2010.  There were $19.8 million of unsettled issuances of brokered CDs at December 31, 2009.

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

We reported an increase in net income for the three months and a decrease in the nine months ended September 30, 2010 compared to the same periods in 2009.  Net income attributable to Southside Bancshares, Inc. for the three and nine months ended September 30, 2010 was $11.0 million and $31.9 million, respectively, compared to $10.5 million and $34.0 million, respectively, for the same periods in 2009.

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

As of September 30, 2010, our review of the loan portfolio indicated that a loan loss allowance of $18.7 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at September 30, 2010, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace. Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. While we feel the financial market conditions at September 30, 2010 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor. However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security. Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2010 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2010 for the TRUPs is approximately $188,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2010 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2010.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at September 30, 2010 and December 31, 2009, respectively.  The non credit charge to other comprehensive income was estimated at $2.7 million at both September 30, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the nine months ended September 30, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2010, the weighted-average actuarial assumptions of the Plan were: a discount rate of 6.1%; a long-term rate of return on plan assets of 7.5%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2010 and December 31, 2009, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage due to the flat to inverted yield curve and tight volatility spreads during that time period.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, due to the extraordinary volatility in the capital markets.  As the volatility in the capital markets has moderated, the current investment and economic landscape makes it uncertain whether we will experience asset growth over the near term.

The management of our securities portfolio as a percentage of earning assets is guided by changes in our overall loan and deposit levels, combined with changes in our wholesale funding levels.  If adequate quality loan growth is not available to achieve our goal of enhancing profitability by maximizing the use of capital, as described above, then we could purchase additional securities, if appropriate, which could cause securities as a percentage of earning assets to increase.  Should we determine that increasing the securities portfolio or replacing the current securities maturities and principal payments is not an efficient use of capital, we could decrease the level of securities through proceeds from maturities, principal payments on mortgage-backed securities or sales.  Our balance sheet strategy is designed such that our securities portfolio should help mitigate financial performance associated with slower loan growth and higher credit costs.  The quarter ended September 30, 2010 was marked by proactive management of the investment portfolio which included restructuring a portion of our investment portfolio.  In February 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes 120 days delinquent on their obligation.  They will now repurchase those delinquent loans from the mortgage-backed security pools as they reach that specified delinquent status.  The result is an increase in the cash flows of these agency mortgage-backed securities.  Freddie Mac announced their catch-up repurchase of loans delinquent 120 days or more, which were previously allowed to remain in the mortgage-backed security pools, would occur in March 2010.  Fannie Mae announced their catch-up repurchase of loans delinquent 120 days or more would occur over several months starting in April 2010.  The catch-up repurchases resulted in a par repayment for a portion of our mortgage-backed securities portfolio, most of which we own at a premium.  Consequently, we embarked on a strategy to identify mortgage-backed securities whose cash flows might become significantly more volatile as a result of this announcement, attempt to liquidate those securities, and replace them with securities whose income and cash flow characteristics were more stable going forward.  The result was a decrease in both the average coupon of the portfolio and in the average final maturity of the portfolio.  The average coupon of the mortgage-backed securities portfolio decreased from 6.42% at December 31, 2009 to 5.87% at September 30, 2010.  The decrease in cash flow due to the Fannie Mae and Freddie Mac repurchases of delinquent loans from mortgage-backed security pools during the second quarter that did not reoccur during the third quarter caused amortization expense to decrease approximately $3.3 million during the third quarter of 2010 when compared to the second quarter of 2010.  During the quarter ended September 30, 2010, we reduced both the duration and the size of the securities portfolio as long-term U.S. Treasury yields declined significantly.  The net result was a decrease of $1.1 million in our investment and U.S. agency mortgage-backed securities from $1.72 billion at June 30, 2010, to $1.71 billion at September 30, 2010.  At September 30, 2010, securities as a percentage of assets was 56.8%, when compared to 57.8% at both June 30, 2010 and December 31, 2009.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at September 30, 2010 decreased 8.2%, or $59.9 million, to $669.6 million from $729.5 million at June 30, 2010, primarily as a result of an increase in deposits.  As of September 30, 2010 we had $165.0 million in brokered CDs of which all are long-term.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the three months ended September 30, 2010, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 45.0% at September 30, 2010, from 50.7% at June 30, 2010 and 56.7% at December 31, 2009.

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

Net interest income for the nine months ended September 30, 2010 was $63.7 million, a decrease of $3.6 million, or 5.4%, compared to the same period in 2009.  The overall decrease in net interest income was primarily the result of decreases in interest income from loans, taxable investment securities and mortgage-backed and related securities which was due to the increased amortization expense that resulted primarily from the Fannie Mae and Freddie Mac repurchases of delinquent loans during the first and second quarters of 2010 and an increase in interest expense on short-term obligations that was partially offset by decreases in interest expense on deposits and long-term obligations and increases in interest income from tax-exempt investment securities.

During the nine months ended September 30, 2010, total interest income decreased $9.2 million, or 8.6%, to $98.6 million compared to $107.8 million for the same period in 2009.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.85% for the nine months ended September 30, 2009 to 5.07% for the nine months ended September 30, 2010 which more than offset the increase in average interest earning assets of $191.7 million, or 7.4%, from $2.6 billion to $2.8 billion.  Total interest expense decreased $5.6 million, or 13.9%, to $34.8 million during the nine months ended September 30, 2010 as compared to $40.4 million during the same period in 2009.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2010, to 2.01% from 2.50% for the same period in 2009, which was partially offset by an increase in average interest bearing liabilities of $159.8 million, or 7.4%, from $2.2 billion for the nine months ended September 30, 2009 to $2.3 billion for the same period in 2010.

Net interest income decreased during the three months ended September 30, 2010 when compared to the same period in 2009 primarily as a result of a decrease in interest income on loans, taxable investment securities and mortgage-backed and related securities.  Our average interest earning assets increased $110.7 million, or 4.2%.  The decrease in the yield on interest earning assets is reflective of an 8 basis point decrease in the yield on loans and a 98 basis point decrease in the yield on our securities portfolio.  The decrease in the average yield on interest bearing liabilities of 30 basis points is a result of an overall decrease in interest rates compared to the same period in 2009.  For the three months ended September 30, 2010, our net interest spread and net interest margin decreased to 3.02% and 3.35%, respectively, from 3.35% and 3.73% when compared to the same period in 2009.

During the nine months ended September 30, 2010, average loans increased $1.2 million, or 0.1%, compared to the same period in 2009.  Construction loans, 1-4 family residential mortgage loans and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.27% for the nine months ended September 30, 2009 to 7.13% for the nine months ended September 30, 2010.  The decrease in interest income on loans of $1.2 million, or 2.2%, to $52.1 million for the nine months ended September 30, 2010, when compared to $53.3 million for the same period in 2009 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended September 30, 2010, average loans increased $2.9 million, or 0.3%, to $1.0 billion, compared to the same period in 2009.  The average yield on loans decreased from 6.95% for the three months ended September 30, 2009 to 6.87% for the three months ended September 30, 2010.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loan yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $206.7 million, or 13.9%, from $1.5 billion to $1.7 billion, for the nine months ended September 30, 2010 when compared to the same period in 2009.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout all of the year ended 2009 and during the nine months ended September 30, 2010.  At September 30, 2010, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.97% during the nine months ended September 30, 2010, from 5.13% during the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac and Fannie Mae repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pools (see additional discussion in “Balance Sheet Strategy”), increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities decreased $7.9 million during the nine months ended September 30, 2010, or 14.6%, compared to the same period in 2009 due to the decrease in average yield which was partially offset by the increase in the average balance.  For the three months ended September 30, 2010, average investment and mortgage-backed securities increased $115.7 million, or 7.4%, to $1.7 billion, when compared to $1.6 billion for the same period in 2009.  The overall yield on average investment and mortgage-backed securities decreased to 4.01% during the three months ended September 30, 2010, from 4.99% during the same period in 2009.  Interest income from investment and mortgage-backed securities decreased $2.4 million, or 13.3%, to $15.8 million for the three months ended September 30, 2010, compared to $18.2 million for the same period in 2009.  The decrease in the average yield primarily reflects increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  A return to lower long-term interest rate levels combined with stable to increasing housing prices, lower volatility and credit spreads similar to those experienced in May and June of 2003 could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $2.4 million, or 5.8%, to $38.5 million, for the nine months ended September 30, 2010, when compared to $40.8 million for the same period in 2009.  Interest income from our FHLB stock and other investments increased $5,000, or 2.6%, during the nine months ended September 30, 2010, when compared to the same period in 2009 due to the increase in the average yield.  For the three months ended September 30, 2010, average FHLB stock and other investments decreased $1.4 million, or 3.5%, to $38.2 million, when compared to $39.5 million for the same period in 2009.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances change.  For the three months ended September 30, 2010, interest income from FHLB stock and other investments increased $16,000, or 37.2%, to $59,000, when compared to $43,000 for the same period in 2009 as a result of the increase in the average yield from 0.43% in 2009 to 0.61% in 2010, which more than offset the decrease in the average balance.

We had no federal funds sold during the nine months ended September 30, 2010, therefore, average federal funds sold decreased $5.2 million, or 100%, when compared to 2009.  Interest income from federal funds sold decreased $17,000, or 100%, for the nine months ended September 30, 2010 when compared to the same period in 2009.  Average interest earning deposits decreased $8.9 million, or 36.4%, to $15.5 million, for the nine months ended September 30, 2010, when compared to $24.4 million for the same period in 2009.  Interest income from interest earning deposits decreased $102,000, or 84.3%, for the nine months ended September 30, 2010, when compared to the same period in 2009, as a result of the decrease in the average yield from 0.66% in 2009 to 0.16% in 2010 and the decrease in average balance.  We had no federal funds sold during the three months ended September 30, 2010 or 2009.  Average interest earning deposits decreased $8.1 million, or 30.5%, to $18.5 million, for the three months ended September 30, 2010, when compared to $26.6 million for the same period in 2009.  Interest income from interest earning deposits decreased $54,000, or 93.1%, for the three months ended September 30, 2010, when compared to the same period in 2009, as a result of the decrease in the average balance and the average yield from 0.86% in 2009 to 0.09% in 2010.

During the nine months ended September 30, 2010, our average securities increased more than our average loans compared to the same period in 2009.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 61.0% during the nine months ended September 30, 2010 compared to 57.6% during the same period in 2009, a direct result of securities purchases.  Average loans were 37.0% of average total interest earning assets and other interest earning asset categories averaged 2.0% for the nine months ended September 30, 2010.  During 2009, the comparable mix was 39.7% in loans and 2.7% in the other interest earning asset categories.

Total interest expense decreased $5.6 million, or 13.9%, to $34.8 million during the nine months ended September 30, 2010 as compared to $40.4 million during the same period in 2009.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.50% for 2009 to 2.01% for the nine months ended September 30, 2010, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $159.8 million, or 7.4% was due to an increase in deposits.  For the three months ended September 30, 2010, total interest expense decreased $1.3 million, or 10.0%, to $11.5 million, compared to $12.7 million for the same period in 2009 as a result of a decrease in the average yield on interest bearing liabilities which more than offset the increase in average interest bearing liabilities.  Average interest bearing liabilities increased $84.4 million, or 3.8%, while the average yield decreased from 2.28% for the three months ended September 30, 2009 as compared to 1.98% for the three months ended September 30, 2010.

Average interest bearing deposits increased $215.1 million, or 16.6%, from $1.3 billion to $1.5 billion, while the average rate paid decreased from 1.81% for the nine months ended September 30, 2009 to 1.30% for the nine months ended September 30, 2010.  For the three months ended September 30, 2010, average interest bearing deposits increased $155.4 million, or 11.4%, to $1.5 billion, when compared to $1.4 billion for the same period in 2009 while the average rate paid decreased from 1.60% for the three month period ended September 30, 2009 to 1.28% for the three month period ended September 30, 2010.  Average time deposits increased $46.6 million, or 7.0%, from $669.1 million to $715.7 million while the average rate paid decreased to 1.95% for the nine months ended September 30, 2010 as compared to 2.52% for the same period in 2009.  Average interest bearing demand deposits increased $159.9 million, or 28.6%, while the average rate paid decreased to 0.73% for the nine months ended September 30, 2010 as compared to 1.10% for the same period in 2009.  Average savings deposits increased $8.6 million, or 13.2%, while the average rate paid decreased to 0.46% for the nine months ended September 30, 2010 as compared to 0.72% for the same period in 2009.  Interest expense for interest bearing deposits for the nine months ended September 30, 2010, decreased $2.9 million, or 16.7%, when compared to the same period in 2009 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $29.3 million, or 7.7%, during the nine months ended September 30, 2010.  The latter three categories, which are considered the lowest cost deposits, comprised 62.6% of total average deposits during the nine months ended September 30, 2010 compared to 60.0% during the same period in 2009.  The increase in our average total deposits is the result of overall bank growth, increases in public fund deposits, increases in callable brokered CDs and branch expansion.

During the nine months ended September 30, 2010, we issued $105.3 million of long-term brokered CDs.  At September 30, 2010 and December 31, 2009, all of our brokered CDs had maturities of less than ten years.  At September 30, 2010, we had $165.0 million in brokered CDs that represented 8.2% of deposits compared to $131.2 million, or 7.0% of deposits, at December 31, 2009.  Our current policy allows for a maximum of $165 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $304.8 million, an increase of $122.5 million, or 67.2%, for the nine months ended September 30, 2010 when compared to the same period in 2009.  Interest expense associated with short-term interest bearing liabilities increased $2.3 million, or 67.9%, and the average rate paid increased slightly to 2.47% for the nine months ended September 30, 2010, when compared to 2.46% for the same period in 2009.  The increase in the average interest rate paid is the result of higher interest rate FHLB advances being reclassified from long-term to short-term.  For the three months ended September 30, 2010, average short-term interest bearing liabilities increased $118.0 million, or 60.8%, when compared to the same period in 2009.  The increase in average short-term FHLB advances were used to fund the average increase in investment and mortgage-backed securities during the three and nine months ended September 30, 2010.  Interest expense associated with short-term interest bearing liabilities increased $1.1 million, or 104.5%, and the average rate paid increased to 2.65% for the three month period ended September 30, 2010 when compared to 2.08% for the same period in 2009.  The increase in the interest expense was due to the increase in the average balance and the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $177.8 million, or 28.4%, during the nine months ended September 30, 2010 to $448.2 million as compared to $626.0 million for the nine months ended September 30, 2009.  Interest expense associated with long-term FHLB advances decreased $4.8 million, or 28.5%, while the average rate paid remained the same at 3.62% for the nine months ended September 30, 2010 when compared to the same period in 2009.  For the three months ended September 30, 2010, long-term interest bearing liabilities decreased $189.1 million, or 31.4%, when compared to the same period in 2009.  The decrease in average long-term FHLB advances is due primarily to an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during these periods and the decision to enter into $50 million par in long-term advance commitments from the FHLB.  During the third quarter ending September 30, 2010, we entered into the option to fund two years forward from the advance commitment date $50 million par in advance commitments from the FHLB at the rates on the date the option was purchased.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is likely we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.  Interest expense associated with long-term FHLB advances decreased $1.7 million, or 32.1%, and the average rate paid decreased slightly to 3.53% for the three months ended September 30, 2010 when compared to 3.56% for the same period in 2009.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities and the average rate paid.    FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and nine months ended September 30, 2010 and 2009.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense decreased $4,000, or 0.5%, to $836,000 and $134,000, or 5.2% to $2.5 million for the three and nine months ended September 30, 2010, respectively, when compared to $840,000 and $2.6 million for the same periods in 2009, respectively, as a result of the decrease in the average yield during the three and nine months ended September 30, 2010 when compared to the same periods in 2009.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Nine Months Ended
	September 30, 2010			September 30, 2009
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,022,003	$54,521	7.13%	$1,020,782	$55,505	7.27%
Loans Held For Sale	4,509	125	3.71%	4,202	116	3.69%
Securities:
Investment Securities (Taxable)(4)	9,271	72	1.04%	52,308	1,010	2.58%
Investment Securities (Tax-Exempt)(3)(4)	240,434	12,276	6.83%	156,416	8,091	6.92%
Mortgage-backed and Related Securities (4)	1,443,459	37,937	3.51%	1,277,781	47,988	5.02%
Total Securities	1,693,164	50,285	3.97%	1,486,505	57,089	5.13%
FHLB stock and other investments, at cost	38,471	200	0.70%	40,841	195	0.64%
Interest Earning Deposits	15,502	19	0.16%	24,371	121	0.66%
Federal Funds Sold	-	-	-	5,248	17	0.43%
Total Interest Earning Assets	2,773,649	105,150	5.07%	2,581,949	113,043	5.85%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,723			44,031
Bank Premises and Equipment	48,233			44,792
Other Assets	124,201			110,506
Less: Allowance for Loan Loss	(19,079)			(17,423)
Total Assets	$2,970,727			$2,763,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$73,725	251	0.46%	$65,110	352	0.72%
Time Deposits	715,716	10,462	1.95%	669,069	12,597	2.52%
Interest Bearing Demand Deposits	718,067	3,899	0.73%	558,196	4,583	1.10%
Total Interest Bearing Deposits	1,507,508	14,612	1.30%	1,292,375	17,532	1.81%
Short-term Interest Bearing Liabilities	304,811	5,633	2.47%	182,310	3,355	2.46%
Long-term Interest Bearing Liabilities – FHLB Dallas	448,156	12,133	3.62%	625,964	16,958	3.62%
Long-term Debt (5)	60,311	2,452	5.44%	60,311	2,586	5.73%
Total Interest Bearing Liabilities	2,320,786	34,830	2.01%	2,160,960	40,431	2.50%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	407,659			378,368
Other Liabilities	25,775			42,906
Total Liabilities	2,754,220			2,582,234

SHAREHOLDERS’ EQUITY (6)	216,507			181,621
Total Liabilities and Shareholders’ Equity	$2,970,727			$2,763,855
NET INTEREST INCOME		$70,320			$72,612
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.39%			3.76%
NET INTEREST SPREAD			3.06%			3.35%
(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $2,518 and $2,305 for the nine months ended September 30, 2010 and 2009, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $4,067 and $2,952 for the nine months ended September 30, 2010 and 2009, respectively.
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
(6)  Includes average equity of noncontrolling interest of $1,195 and $793 for the nine months ended September 30, 2010 and 2009, respectively.

Note: As of September 30, 2010 and 2009, loans totaling $14,631 and $16,690, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	September 30, 2010			September 30, 2009
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,024,157	$17,742	6.87%	$1,021,251	$17,887	6.95%
Loans Held For Sale	6,032	54	3.55%	4,473	50	4.43%
Securities:
Investment Securities (Taxable)(4)	9,070	20	0.87%	46,463	402	3.43%
Investment Securities (Tax-Exempt)(3)(4)	209,727	3,574	6.76%	211,915	3,728	6.98%
Mortgage-backed and Related Securities (4)	1,459,132	13,378	3.64%	1,303,851	15,509	4.72%
Total Securities	1,677,929	16,972	4.01%	1,562,229	19,639	4.99%
FHLB stock and other investments, at cost	38,161	59	0.61%	39,544	43	0.43%
Interest Earning Deposits	18,503	4	0.09%	26,614	58	0.86%
Total Interest Earning Assets	2,764,782	34,831	5.00%	2,654,111	37,677	5.63%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,202			42,076
Bank Premises and Equipment	49,267			46,341
Other Assets	130,860			114,102
Less: Allowance for Loan Loss	(18,789)			(18,291)
Total Assets	$2,967,322			$2,838,339
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$74,620	84	0.45%	$66,903	99	0.59%
Time Deposits	720,737	3,508	1.93%	711,740	3,999	2.23%
Interest Bearing Demand Deposits	718,910	1,282	0.71%	580,202	1,376	0.94%
Total Interest Bearing Deposits	1,514,267	4,874	1.28%	1,358,845	5,474	1.60%
Short-term Interest Bearing Liabilities	312,182	2,086	2.65%	194,157	1,020	2.08%
Long-term Interest Bearing Liabilities – FHLB Dallas	412,356	3,668	3.53%	601,446	5,402	3.56%
Long-term Debt (5)	60,311	836	5.50%	60,311	840	5.53%
Total Interest Bearing Liabilities	2,299,116	11,464	1.98%	2,214,759	12,736	2.28%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	418,344			376,307
Other Liabilities	23,924			55,472
Total Liabilities	2,741,384			2,646,538

SHAREHOLDERS’ EQUITY (6)	225,938			191,801
Total Liabilities and Shareholders’ Equity	$2,967,322			$2,838,339
NET INTEREST INCOME		$23,367			$24,941
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.35%			3.73%
NET INTEREST SPREAD			3.02%			3.35%

(1)  Interest on loans includes fees on loans that are not material in amount.
(2)  Interest income includes taxable-equivalent adjustments of $870 and $816 for the three months ended September 30, 2010 and 2009, respectively.
(3)  Interest income includes taxable-equivalent adjustments of $1,208 and $1,462 for the three months ended September 30, 2010 and 2009, respectively.
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
(6)  Includes average equity of noncontrolling interest of $1,495 and $833 for the three months ended September 30, 2010 and 2009, respectively.

Note: As of September 30, 2010 and 2009, loans totaling $14,631 and $16,690, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $42.2 million for the nine months ended September 30, 2010 compared to $43.8 million for the same period in 2009, a decrease of $1.6 million, or 3.6%.  For the three months ended September 30, 2010, noninterest income was $14.7 million, compared to $12.5 million for the same period in 2009, an increase of $2.2 million, or 17.3%.  During the nine months ended September 30, 2010, we had gains on the sale of AFS securities, net of impairment charges of $22.9 million compared to $24.0 million for the same period in 2009.  Gains on the sale of AFS securities, net of impairment charges for the three months ended September 30, 2010 were $8.0 million compared to $5.7 million for the same period in 2009.  The market value of the AFS securities portfolio at September 30, 2010 was $1.3 billion with a net unrealized gain on that date of $23.5 million.  The net unrealized gain is comprised of $34.8 million in unrealized gains and $11.3 million in unrealized losses.  The market value of the HTM securities portfolio at September 30, 2010 was $447.0 million with a net unrealized gain on that date of $5.4 million.  The net unrealized gain is comprised of $7.1 million in unrealized gains and $1.7 million in unrealized losses.  During the three months ended March 31, 2010, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities and municipal securities provided opportunities to reposition portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During the nine months ended September 30, 2010, our U.S. agency mortgage-backed securities experienced additional prepayment volatility due to the Fannie Mae and Freddie Mac announcements regarding the repurchases of delinquent mortgages.  As a result, we restructured a portion of our securities portfolio in an attempt to more effectively manage the current economic uncertainty.  While the credit quality of municipal borrowers has traditionally been quite high, we chose to be proactive and significantly reduce our exposure to municipal borrowers outside the State of Texas during the second quarter ended June 30, 2010.  We further reduced our exposure to municipal borrowers outside the State of Texas during July 2010 reducing our exposure to less than $3 million.

There can be no assurance that the level of security gains reported during the three and nine months ended September 30, 2010, will continue in future periods.

Gain on sale of loans increased $125,000, or 31.9%, and decreased $77,000, or 6.0%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The decrease for the nine months is primarily a result of the sale of selected loans from the automobile loans purchased by SFG at a loss of $333,000 offset by increases in gains on sales of mortgage loans.

Other income increased $84,000, or 9.9%, and $352,000, or 14.8%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The increases were due primarily to increases in fair value of written loan commitments, credit life income and brokerage service income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $17.7 million and $53.1 million for the three and nine months ended September 30, 2010, respectively, compared to $17.8 million and $52.6 million for the same periods in 2009, respectively, representing a decrease of $96,000, or 0.5% for the three months ended September 30, 2010, and an increase of $530,000, or 1.0% for the nine months ended September 30, 2010.

Salaries and employee benefits expense increased $672,000, or 6.6%, and $1.9 million, or 6.0%, during the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The increase for the three and nine months ended September 30, 2010, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense, health insurance costs and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $474,000, or 5.5%, and $1.5 million, or 5.9%, during the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.

Retirement expense, included in salary and benefits, increased $75,000, or 9.8%, and $100,000, or 4.4%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009.  The increases were related to increases in the expense of the restoration plan and the employee stock option plan that were partially offset by a decrease in the defined benefit plan for 2010 when compared to 2009.

Health and life insurance expense, included in salary and benefits, increased $122,000, or 13.5% and $238,000, or 8.4%, for the three and nine months ended September 30, 2010, when compared to the same periods in 2009 due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during the remainder of 2010.

Equipment expense increased $79,000, or 17.4%, and $199,000, or 16.0%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009 as a result of increases on equipment service contracts and bank growth.

Advertising, travel and entertainment increased $70,000, or 12.8%, and $148,000, or 9.6%, for the three and nine months ended September 30, 2010, respectively, when compared to the same periods in 2009 due to increased advertising in our service areas.

ATM and debit card expense decreased $105,000, or 32.0%, and $386,000, or 39.1%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to cost savings in relation to our new core banking system which allowed us to bring our ATM and debit card processing in house.

Director fees increased $29,000, or 17.3%, and $110,000, or 22.9%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to additional meetings and additional number of directors attending committee meetings during the comparable periods.

Supplies decreased $65,000, or 25.6%, for the three months ended September 30, 2010, compared to the same period in 2009 due to supplies purchased during the third quarter of 2009 in relation to our new core banking system.

Professional fees decreased $154,000, or 26.9%, and $294,000, or 17.7% for the three and nine months ended September 30, 2010, compared to the same periods in 2009 due to a decrease in legal fees.

Postage decreased $52,000, or 21.1%, for the three months ended September 30, 2010 as compared to 2009 due to changes made in processing outgoing mail.

Telephone and communications decreased $60,000, or 14.7%, for the three months ended September 30, 2010, compared to the same period in 2009 due to a decrease in communications expense.

FDIC insurance increased $85,000, or 11.8%, and decreased $1.0 million, or 31.7%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 due to a special FDIC assessment of $1.3 million during the second quarter of 2009.

Other expense decreased $614,000, or 28.8%, for the three months ended September 30, 2010 as compared to 2009 due primarily to a decrease in the losses on ORE property.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2010 was $15.1 million and $43.5 million, respectively, compared to $14.5 million and $48.6 million, respectively, for the same periods in 2009.  Income tax expense was $3.8 million and $10.3 million, respectively, for the three and nine months ended September 30, 2010, compared to $3.6 million and $13.0 million for the three and nine months ended September 30, 2009.  The effective tax rate as a percentage of pre-tax income was 25.2% and 23.6% for the three and nine months ended September 30, 2010, compared to 25.0% and 26.8% for the three and nine months ended September 30, 2009.  The increase in the effective tax rate and income tax expense for the three months ended September 30, 2010 was due to an increase in taxable income as compared to the same period in 2009.  The decrease in the effective tax rate and income tax expense for the nine months ended September 30, 2010 was due to an increase in tax exempt income as a percentage of taxable income as compared to the same period in 2009.

Capital Resources

Our total shareholders' equity at September 30, 2010, was $222.1 million, representing an increase of 10.0%, or $20.3 million from December 31, 2009 and represented 7.4% of total assets at September 30, 2010 compared to 6.7% of total assets at December 31, 2009.

Increases to our shareholders’ equity consisted of net income of $31.9 million, the issuance of $1.3 million in common stock (136,419 shares) through our incentive stock option and dividend reinvestment plans, which was partially offset with the purchase of $4.7 million in common stock (255,377 shares) through our repurchase plan, and $7.9 million in dividends paid.

On March 18, 2010, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 8, 2010, and payable on April 29, 2010.

On January 28, 2010, our board of directors approved $6.0 million for the continuation of the repurchase of our stock during 2010 with re-evaluation on a quarterly basis.  During the three months ended September 30, 2010, we repurchased 254,276 shares of our stock at an average price of $18.45 for a total of $4.7 million.  Subsequent to September 30, 2010, our board of directors approved increasing the amount available for repurchase under the plan to $6.0 million, replenishing the $4.7 million used during the third quarter of 2010.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital regulations can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material adverse effect on our financial condition and results of operations.  Management believes that, as of September 30, 2010, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$271,317	21.41%	$101,382	8.00%	N/A	N/A
Bank Only	$264,645	20.91%	$101,241	8.00%	$126,551	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$255,410	20.15%	$50,691	4.00%	N/A	N/A
Bank Only	$248,738	19.66%	$50,621	4.00%	$75,931	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$255,410	8.74%	$116,829	4.00%	N/A	N/A
Bank Only	$248,738	8.52%	$116,751	4.00%	$145,939	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2010, these investments were 18.6% of total assets as compared to 18.9% at December 31, 2009 and 19.5% at September 30, 2009.  The decrease to 18.6% at September 30, 2010 is reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2010.  At September 30, 2010, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $515.5 million, net of FHLB stock purchases required.  Southside Bank obtained $32.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, emergency service districts, water utilities, school districts and colleges primarily throughout the State of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2010, the SFG loans totaled approximately $67.7 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $3.6 million, or 0.4%, to $1.04 billion for the nine month period ended September 30, 2010 from $1.03 billion at December 31, 2009, and increased $21.5 million, or 2.1%, from $1.02 billion at September 30, 2009.  Average loans increased $1.2 million, or 0.1%, when compared to the same period in 2009.

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

The following table sets forth loan totals by category for the periods presented:

	At	At	At
	September 30,	December 31,	September 30,
	2010	2009	2009
	(in thousands)
Real Estate Loans:
Construction	$91,170	$88,566	$87,976
1-4 Family Residential	236,923	234,379	233,172
Other	202,497	212,731	208,187
Commercial Loans	156,635	159,529	162,378
Municipal Loans	173,314	150,111	144,450
Loans to Individuals	176,669	188,260	179,561
Total Loans	$1,037,208	$1,033,576	$1,015,724

Municipal loans increased $23.2 million, or 15.5%, to $173.3 million for the nine month period ended September 30, 2010 from $150.1 million at December 31, 2009, and $28.9 million, or 20.0%, from $144.5 million at September 30, 2009.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans increased $2.6 million, or 2.9%, to $91.2 million for the nine month period ended September 30, 2010 from $88.6 million at December 31, 2009, and $3.2 million, or 3.6%, from $88.0 million at September 30, 2009.  Our 1-4 family residential mortgage loans increased $2.5 million, or 1.1%, to $236.9 million for the nine month period ended September 30, 2010 from $234.4 million at December 31, 2009, and $3.8 million, or 1.6%, from $233.2 million at September 30, 2009.

Real estate loans – Other, which are comprised primarily of commercial real estate loans, decreased $10.2 million, or 4.8%, to $202.5 million for the nine month period ended September 30, 2010 from $212.7 million at December 31, 2009, and $5.7 million, or 2.7%, from $208.2 million at September 30, 2009.

Commercial loans decreased $2.9 million, or 1.8%, to $156.6 million for the nine month period ended September 30, 2010 from $159.5 million at December 31, 2009, and $5.7 million, or 3.5%, from $162.4 million at September 30, 2009.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $11.6 million, or 6.2%, to $176.7 million for the nine month period ended September 30, 2010 from $188.3 million at December 31, 2009, and $2.9 million, or 1.6%, from $179.6 million at September 30, 2009.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilized historical data to establish general reserve amounts for each category of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis for a specified penetration of the loans.  The Loan Review department also reviews all loans of size for underwriting at origination.  In addition, all new loans of size are reviewed at the six month anniversary of their booking or six months after the scheduled payments begin, depending on the nature of the loan.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

As of September 30, 2010, our review of the loan portfolio indicated that a loan loss allowance of $18.7 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and nine months ended September 30, 2010, loan charge-offs were $4.3 million and $12.8 million and recoveries were $588,000 and $2.3 million, resulting in net charge-offs of $3.8 million and $10.5 million, respectively.  For the three and nine months ended September 30, 2009, loan charge-offs were $3.9 million and $9.0 million and recoveries were $528,000 and $1.4 million, resulting in net charge-offs of $3.3 million and $7.6 million, respectively.  The increase in net charge-offs for the nine months ended September 30, 2010 was primarily related to economic conditions requiring the write down of nonperforming loans.  The necessary provision expense was estimated at $3.2 million and $9.3 million for the three and nine months ended September 30, 2010, compared to $3.0 million and $10.0 million for the comparable periods in 2009, respectively. The decrease in provision expense for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily a result of the decrease in nonperforming loans.

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

The following table sets forth nonperforming assets for the periods presented:

	At September 30, 2010	At December 31, 2009	At September 30, 2009

		(in thousands)

Nonaccrual loans	$14,631	$18,629	$16,690
Accruing loans past due more than 90 days	7	323	1,065
Restructured loans	2,516	1,972	2,273
Other real estate owned	1,100	1,875	2,331
Repossessed assets	445	654	848
Total Nonperforming Assets	$18,699	$23,453	$23,207

	At September 30, 2010	At December 31, 2009	At September 30, 2009

		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.41%	1.80%	1.64%
Allowance for loan losses to nonaccruing loans	128.02	106.80	110.52
Allowance for loan losses to nonperforming assets	100.17	84.83	79.48
Allowance for loan losses to total loans	1.81	1.92	1.82
Nonperforming assets to total assets	0.62	0.78	0.79
Net charge-offs to average loans	1.37	1.11	1.00

Total nonperforming assets at September 30, 2010 were $18.7 million, a decrease of $4.8 million, or 20.3%, from $23.5 million at December 31, 2009 and a decrease of $4.5 million, or 19.4%, from $23.2 million at September 30, 2009.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2009 to September 30, 2010, nonaccrual loans decreased $4.0 million, or 21.5%, to $14.6 million and from September 30, 2009, decreased $2.1 million, or 12.3%.  Of the total nonaccrual loans at September 30, 2010, 14.8% are residential real estate loans, 8.5% are commercial real estate loans, 10.0% are commercial loans, 33.2% are loans to individuals, primarily SFG automobile loans, and 33.5% are construction loans.  Accruing loans past due more than 90 days decreased $316,000, or 97.8%, to $7,000 at September 30, 2010 from $323,000 at December 31, 2009 and decreased $1.1 million, or 99.3%, from $1.1 million at September 30, 2009.  Restructured loans increased $544,000, or 27.6%, to $2.5 million at September 30, 2010 from $2.0 million at December 31, 2009 and $243,000, or 10.7%, from $2.3 million at September 30, 2009.  The increase in restructured loans was attributable to SFG automobile loan pools.  OREO decreased $775,000, or 41.3%, to $1.1 million at September 30, 2010 from $1.9 million at December 31, 2009 and $1.2 million, or 52.8%, from $2.3 million at September 30, 2009.  Most of the OREO at September 30, 2010, consisted of construction loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $209,000, or 32.0%, to $445,000 at September 30, 2010 from $654,000 at December 31, 2009 and $403,000, or 47.5%, from $848,000 at September 30, 2009.

Expansion

On August 30, 2010, we opened a full service branch on the west side of Tyler on Highway 64.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  It is anticipated to be completed during the next six months.  During September, 2010, we purchased a 50% interest in a commercial building in Arlington, Texas.  SFG is leasing a little over 50% of this facility.  The remaining portion of the facility is under a long-term lease.  Plans are underway to open a full service branch in a leased space in a grocery store being constructed in South Tyler.  We anticipate opening this branch sometime during 2011.  We continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

Accounting Pronouncements

See “Note 1 - Basis of Presentation” in our financial statements included in this report.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2010, the model simulations projected that a 100 basis point immediate increase in interest rates would result in a positive variance in net interest income of 4.27% and an immediate increase in interest rates of 200 basis points would result in a positive variance in net interest income of 3.76%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.07% and 1.79%, respectively, relative to the base case over the next 12 months.  As of September 30, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances in net interest income of 1.64% and 3.90%, respectively, relative to the base case over the next 12 months, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.66% and 14.29%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at September 30, 2010 such litigation is not material to our financial position or results of operations.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2010 to July 31, 2010	–		$–	–	$6,000,000
August 1, 2010 to August 31, 2010	182,576		$18.41	182,576	2,639,495
September 1, 2010 to September 30, 2010	71,700		$18.56	71,700	1,308,388
Total	254,276	(1)	$18.45	254,276

(1)  During the first quarter of 2010, our board of directors approved the continuation of its stock repurchase plan, committing $6.0 million to repurchase common stock during 2010 with re-evaluation on a quarterly basis.  No common stock was purchased during the first quarter ended March 31, 2010 under the repurchase plan, however, outside of the board authorized repurchase plan, 1,101 shares were repurchased in connection with the exercise of certain employee stock options.  No common stock was purchased during the second quarter ended June 30, 2010.  During the third quarter of 2010, we purchased 254,276 shares of common stock.  Subsequent to September 30, 2010, our board of directors approved increasing the amount available for repurchase under the plan to $6.0 million, replenishing the $4.7 million used during the third quarter of 2010.

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

3(b)(iii)	–
Amendment No. 2 to the Amended and Restated Bylaws of Southside Bancshares, Inc. effective September 2, 2010 (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed September 2, 2010, and incorporated herein by reference).

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

DATE: November 5, 2010

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal
Financial and Accounting Officer)

DATE: November 5, 2010

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