Form 10-K
period 2010-12-31
SOUTHSIDE BANCSHARES INC
filed 2011-03-07
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $268,472,594.

As of February 11, 2011, 15,637,272 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 21, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. (REMOVED AND RESERVED)
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
PART IV
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

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  The Tyler metropolitan area has a population of approximately 198,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.

At December 31, 2010, our total assets were $3.0 billion, total loans were $1.08 billion, deposits were $2.13 billion, and total equity was $215.4 million.  For the years ended December 31, 2010 and 2009, our net income was $39.5 million and $44.4 million, respectively, and diluted earnings per common share were $2.51 and $2.82, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).

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

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2010, our trust department managed approximately $718 million of trust assets.

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

Our administrative offices are located at 1201 South Beckham Avenue, Tyler, Texas 75701, and our telephone number is 903-531-7111.  Our website can be found at www.southside.com.  Our public filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge at either our website, under the “Investor Relations” tab, or the SEC’s website, www.sec.gov, as soon as reasonably practicable after filing with the SEC.

RECENT DEVELOPMENTS

During April 2010, we opened a full service bank in a leased space in a grocery store in Tyler, Texas.  During August 2010, we opened a full service branch on the west side of Tyler on Highway 64. We are in the process of building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  We anticipate that this facility will be completed during the first half of 2011.  Plans are underway to open a full service branch in a leased space in a grocery store being constructed in Tyler, Texas.  We anticipate that this branch will open during 2011.  We have made application to change our Austin loan production office to a full service branch.  We anticipate this change will occur during 2011.  During September 2010, we purchased a 50% interest in a commercial building in Arlington, Texas.  SFG is leasing a little over 50% of this facility.  The remaining portion of the facility is under a long-term lease.  We continue to explore opportunities to expand into either additional grocery stores or traditional branch locations.  During the fourth quarter of 2009, we completed a core banking computer system conversion.  This new system should provide for our core computer system needs for many years.

MARKET AREA

We consider our primary market area to be all of Smith, Gregg, Tarrant, Travis, Cherokee, Anderson, Kaufman, Henderson and Wood Counties in Texas, and to a lesser extent, portions of adjoining counties.  Our expectation is that our presence in all of the market areas we serve should grow in the future.  In addition, we continue to explore new markets in which we believe we can expand successfully.

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

We serve our markets through 48 banking centers, 19 of which are located in grocery stores.  The branches are located in and around Tyler, Longview, Lindale, Gresham, Jacksonville, Bullard, Chandler, Hawkins, Seven Points, Palestine, Forney, Gun Barrel City, Athens, Whitehouse, Fort Worth, Arlington and Austin.  Our advertising is designed to target the market areas we serve.  The type and amount of advertising done in each market area is directly attributable to our market share in that market area combined with overall cost.

We also maintain 12 motor bank facilities.  Additionally, our customers may access various banking services through our 50 automated teller machines (“ATMs”) and ATMs owned by others, through debit cards, and through our automated telephone, internet and electronic banking products.  These products allow our customers to apply for loans from their computers, access account information and conduct various other transactions from their telephones and computers.

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last twenty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Beginning in the fourth quarter of 2008, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009 and continuing throughout 2010, our market areas experienced the effects of the housing-led slowdown that impacted the other regions of the United States.  Many economists predict growth for the U. S. economy during 2011, however, we are well aware that any economic growth could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2010, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas.  Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.

EMPLOYEES

At February 15, 2011, we employed approximately 578 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2010 and as of February 11, 2011 were as follows:

B. G. Hartley (Age 81), Chairman of the Board and Chief Executive Officer of Southside Bancshares, Inc. since 1983.  He also serves as Chairman of the Board and Chief Executive Officer of Southside Bank, having served in these capacities since Southside Bank's inception in 1960.

Sam Dawson (Age 63), President, Secretary and Director of Southside Bancshares, Inc. since 1998.  He also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 79), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 59), Senior Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 54), Senior Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and of Southside Bank in 1984.

Michael Coogan (Age 51), Executive Vice President and Treasurer of Southside Bank.  He became an officer of Southside Bank in 2009.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  As bank holding companies under federal law, Southside Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Southside Delaware Financial Corporation, (collectively, the “Holding Companies”) are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System.  In addition, under state law, as the parent companies of a Texas-chartered state bank, the Holding Companies are subject to supervision and examination by the TDB. As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund (“DIF”) and the public rather than our shareholders and creditors.

The earnings of Southside Bank and, therefore, the earnings of the Holding Companies, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above. Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels. The regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on July 21, 2010. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among  the bank regulatory agencies. Among the provisions that may affect the operations of the Holding Companies and Southside Bank are the following:

•	Creation of the Bureau of Consumer Financial Protection with centralized authority for consumer protection in the banking industry.
•	New limitations on federal preemption.
•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.
•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.
•	Changes to the assessment base for deposit insurance premiums.
•	Making permanent the $250,000 limit for federal deposit insurance and providing unlimited insurance coverage for noninterest-bearing demand transaction accounts.
•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule making, and the discretion of regulatory bodies. We cannot predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Holding Companies’ or Southside Bank’s businesses or their ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.

The likelihood, timing, and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Also, additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels. We cannot predict whether new legislation or regulations will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations. Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject. These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.

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

We plan to offer broker-dealer services through a newly established subsidiary, Southside Securities, Inc. Accordingly, as of February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status.  Election of financial holding company status is not automatic and whether it is granted depends upon a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (discussed below). In order to become effective, the declaration will be evaluated in accordance with the Federal Reserve’s established procedures for processing financial holding company declarations. If we succeed in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors. For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank. In addition, if Southside Bank were to receive a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking expanded financial activities (that are not permissible for a bank holding company), the financial holding company fails to continue to meet any of the prerequisites for its “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the financial holding company does not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.

The agencies’ risk-based guidelines define a three-tier capital framework.  Tier 1 capital principally consists of shareholder’s equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, non-financial equity investments and other items that are required to be deducted by the Federal Reserve.  Perpetual, non-cumulative preferred stock, certain amounts of trust-preferred securities and minority interests in consolidated subsidiaries also may be included in Tier 1 capital, but the Federal Reserve requires that common stock be the predominant form of Tier 1 capital.  Tier 2 capital principally consists of perpetual and trust preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of term-subordinated debt, intermediate-term preferred stock, and, subject to limitations, general allowances for loan and lease losses, and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.

Risk-based capital ratios are calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk.  Under the existing risk-based capital requirements, the Holding Companies and Southside Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engage in trading activities, we are required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.  Any capital required to be maintained under these provisions may consist of Tier 3 capital.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and the leverage ratios of the Company and Southside Bank as of December 31, 2010, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	Southside Bancshares, Inc.	Southside Bank

Risk-based capital ratios:

Tier 1 capital (1)	4.0%	6.0%	19.84%	19.01%

Total risk-based capital (2)	8.0	10.0	21.09	20.27

Tier 1 leverage ratio (3)	4.0	5.0	8.45	8.10

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

The capital requirements applicable to the Holding Companies and Southside Bank are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and as a result of a separate, international regulatory capital initiative known as “Basel III.” In particular, the current risk-based capital guidelines that apply to the banks and bank holding companies are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors. The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve.  In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS’ second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. In December 2010, BCBS finalized new regulatory capital standards, known as Basel III. These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. The Basel III regime does not supplant Basel II, however.  The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk. Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II.

Complying with these new capital requirements will likely affect our operations, and the extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. Furthermore, it is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” policy, which is scheduled to become effective in 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

In addition, if a bank holding company enters into bankruptcy or becomes subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Southside Bank is an FDIC-insured depository institution and thus subject to these requirements. See also Bank Regulation - Prompt Corrective Action.

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

Among other things, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of changes imposed by the Dodd-Frank Act, many of which will require implementing rules to become effective.  See also Bank Regulation - Dividends for additional information.

Change in Control.  Subject to certain exceptions, under the BHCA and the Change in Bank Control Act (“CBCA”), and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the approval of the Federal Reserve Board prior to acquiring control.  With respect to the Holding Companies, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.  In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities.

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

Regulatory Examination.  Federal and state banking agencies require the Holding Companies and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Holding Companies and any nonbank affiliates, must undergo regular on-site examinations by the appropriate banking agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.

Enforcement Authority.  The Federal Reserve has broad enforcement powers over bank holding companies and their nonbank subsidiaries, as well as “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, and has authority to prohibit activities that represent unsafe or unsound banking practices or constitute knowing or reckless violations of laws or regulations.  These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.  Civil money penalties can be as high as $1,000,000 for each day the activity continues and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

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

Deposit Insurance.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  In February 2009, the FDIC adopted a long-term DIF restoration plan, as well as an additional emergency assessment for 2009. The restoration plan increases base assessment rates for banks in all risk categories with the goal of raising the DIF reserve ratio from 0.40% to 1.15% within seven years. Banks in the best risk category paid initial base rates ranging from 12 to 16 basis points of assessable deposits beginning April 1, 2009 partially up from the initial base rate range of 12 to 14 basis points. Additionally, the FDIC adopted a final rule imposing a special emergency assessment to all financial institutions of 5 basis points of insured deposits as of June 30, 2009. Our special emergency assessment totaled $1.3 million and was collected on September 30, 2009.  Currently, initial base rate assessments for all FDIC-insured institutions range from 12 to 45 basis points, with assessment rates of 12 to 16 basis points for banks in the best risk category.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In December 2009, we paid $9.9 million in prepaid risk-based assessments, which included $625,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010 and was included in deposit insurance expense for 2009.  The remaining $9.3 million in prepaid deposit insurance was included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.  As of December 31, 2010, $6.7 million remained of the prepaid deposit insurance.

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

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC’s Temporary Liquidity Guarantee Program.  Provided an institution has not opted out of the Temporary Liquidity Guarantee Program, the FDIC will fully guarantee funds deposited in noninterest bearing transaction accounts, including (i) interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50% if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increased. In addition, the Dodd-Frank Act provides temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts. In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including IOLTAs within the definition of a noninterest-bearing transaction account. Per the FDIC’s final rules, all funds held in IOLTA accounts, together with all other noninterest-bearing transaction account deposits, are fully insured, without limit, from December 31, 2010, through December 31, 2012. Southside Bank has not opted out of the Temporary Liquidity Guarantee Program.  In May 2009, the FDIC deposit insurance limits provision which was set to expire on December 31, 2009 was extended until December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

The Dodd-Frank Act directs the FDIC to amend its regulations to re-define the method of calculation of an insured depository institution’s insurance fund assessment, changing the calculation from being based on domestic deposits to one that is based on asset size. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act. The FDIC has issued final rules outlining this new insurance assessment methodology, which will impact the amount of Southside Bank’s insurance assessment as these new standards become effective.

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

As described above under Holding Company Regulation -  Dividends, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of changes imposed by the Dodd-Frank Act, many of which will require implementing rules to become effective.

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

On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating - outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “Satisfactory.”  Southside Bank was last examined for compliance with the CRA and received a rating of “Outstanding” on April 26, 2010.

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

The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by Southside Bank is subject to these new standards. All branching in which Southside Bank may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.

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

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act and other developments, which in many cases call for revisions to implementing regulations.  In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the bank’s primary regulator to the Bureau of Consumer Financial Protection. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.  In addition, Southside Bank also may be subject to certain state laws and regulations designed to protect consumers.

Commercial Real Estate Lending. Lending operations that involve concentration of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators.  The regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations.  Real estate loans generally include land development, construction loans, land and lot loans to individuals, loans secured by multi-family property and nonfarm nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institution’s total capital, or

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

Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations.

The Federal Bureau of Investigation can send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. Southside Bank can be requested to search its records for any relationships or transactions with persons on those lists and required to report any identified relationships or transactions.

OFAC. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

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

Evolving Legislation and Regulatory Action.  Proposals for new statutes and regulations are frequently circulated at both the federal and state levels, and may include wide-ranging changes to the structures, regulations and competitive relationships of financial institutions.   We cannot predict whether new legislation or regulations will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

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

We continue to operate in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the effects of the national economic recession and any residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power;

•	decreases in the credit quality of our non U.S. Government and non U.S. agency investment securities, especially our trust preferred, corporate and municipal securities;

•	an adverse or unfavorable resolution of the Fannie Mae or Freddie Mac receivership; and

•
decreases in the real estate values subject to ad-valorem taxes by municipalities that impact such municipalities ability to repay their debt, which could adversely affect our municipal loans or debt securities.

Any of the foregoing could adversely affect our financial condition and results of operation.

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

Since 2008, various legislative and regulatory actions have been implemented in response to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs are beginning to expire.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, Treasury extended TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis was extended until December 31, 2010 and recent amendments to the Federal Deposit Insurance Act provide full deposit insurance coverage for noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts or IOLTAs beginning December 31, 2010, for a two-year period.

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

Our interest rate risk, liquidity, market value of securities and profitability are subject to risks associated with the successful management of our balance sheet strategy.

We implemented a balance sheet strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse market value changes to the investment securities and U.S. agency mortgage-backed and related securities, adverse changes in the market liquidity of our investment securities and U.S. agency mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a further decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2010, approximately 49.6% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has continued to result in restrictions in the resale markets for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

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

Southside Bancshares, Inc. is a separate and distinct legal entity from our subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Southside Bank, and certain nonbank subsidiaries may pay to Southside Bancshares, Inc.  Also, Southside Bancshares, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Southside Bank is unable to pay dividends to Southside Bancshares, Inc., Southside Bancshares, Inc. may not be able to service debt, pay obligations or pay dividends on common stock.  The inability to receive dividends from Southside Bank could have a material adverse effect on Southside Bancshares, Inc.’s business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is used to make loans and leases, to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management and our investment committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our investment committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.

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

We have historically had access to a number of alternative sources of liquidity, but given an increase in volatility in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; there may not be a market for the issuance of additional trust preferred securities; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.

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

Severe weather, natural disasters, climate change, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, climate change, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses.  For example, because of our location and the location of the market areas we serve, severe weather is more likely than in other areas of the country.  Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE BANKING INDUSTRY

We are subject or may become subject to extensive government regulation and supervision.

Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities. To date, there are a number of provisions of the Dodd-Frank Act that have not taken effect and many important provisions require implementing rules to become effective.  In addition to these developments, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact caused by the Dodd-Frank Act and forthcoming implementing rules, or the impact of any additional regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 14 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may become subject to increased regulatory capital changes.

The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and as a result of a separate, international regulatory capital initiative known as Basel III.  In particular, in December 2010, the committee of central banks and bank supervisors, BCBS, finalized new regulatory capital standards, known as Basel III. These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. These new requirements have been endorsed by the U.S. banking regulators, but have not yet been translated by the regulators into official regulation for U.S. financial institutions. It is anticipated that the regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS, and the new requirements are anticipated to be phased-in for U.S. financial institutions beginning in 2013. Furthermore, it is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with the higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation will likely affect our operations, including our asset portfolios and financial performance.  The extent to which we will be affected will be known with more certainty once additional clarity is provided on the underlying details of these new requirements.

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

Provisions of our articles of incorporation bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Our articles of incorporation and bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock.  These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and staggered board elections.

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

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside Bank main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Highway 64 West branch and motor bank facility at 3815 State Highway 64 West, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;
•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas; and

•	50 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 19 grocery stores, two lending centers and two full service branches in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	seven in Tyler, Texas;

•	Fort Worth branch and motor bank facility at 701 West Magnolia, Fort Worth, Texas;

•	Fort Worth branch at 707 West Magnolia, Fort Worth, Texas;

•	Forney loan production office at 413 North McGraw, Forney, Texas; and

•	Austin loan production office at 8200 North Mopac, Suite 130, Austin, Texas.

We purchased a 50% interest in a commercial building in Arlington, Texas.  SFG currently operates its business in this building and is leasing a little over 50% of this facility in the following location:

•	700 West Arkansas Lane, Arlington, Texas.

We are in the process of building a new facility adjacent to our headquarters at 1305 South Beckham Avenue, Tyler, Texas, which will house our Trust department.  We anticipate that this facility will be completed during the first half of 2011.  Plans are underway to open a full service branch in a leased space in a grocery store being constructed in Tyler, Texas.  We anticipate that this branch will open during 2011.  We will continue to explore opportunities to expand either into additional grocery store or traditional branch locations.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2009 to December 31, 2010.  During the first quarter of 2010 and the second quarter of 2009, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2010	$20.86 – 17.55	$22.02 – 18.96	$19.71 – 17.77	$21.64 – 18.44
December 31, 2009	$20.76 – 12.53	$23.82 – 17.36	$23.90 – 19.38	$21.20 – 18.71

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of February 11, 2011.

DIVIDENDS

Cash dividends declared and paid were $0.85 and $0.75 per share for the years ended December 31, 2010 and 2009, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2008, 2007 and 2006.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Supervision and Regulation” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2010	$0.17	$0.17	$0.17	$0.34
December 31, 2009	$0.13	$0.14	$0.14	$0.34

ISSUER SECURITY REPURCHASES

The following table provides information with respect to purchases made by or on behalf of any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2010 to October 31, 2010	-		$-	-	$6,000,000
November 1, 2010 to November 30, 2010	6,200		18.81	6,200	5,883,362
December 1, 2010 to December 31, 2010	-		-	-	5,883,362
Total	6,200	(1)	$18.81	6,200

(1)  During the first quarter of 2010, our board of directors approved the continuation of its stock repurchase plan, committing $6.0 million to repurchase common stock during 2010 with a re-evaluation of such plan by the board of directors to occur on a quarterly basis.  No common stock was purchased during the first or second quarter of 2010 under the repurchase plan, however, outside of the board authorized repurchase plan, 1,101 shares were repurchased in connection with the exercise of certain employee stock options.  During the fourth quarter of 2010, our board of directors approved increasing the amount available for repurchase under the plan to $6.0 million, replenishing the $4.7 million used during the third quarter of 2010.  During the three and twelve months ended December 31, 2010, we purchased 6,200 and 260,476 shares of common stock, respectively, at an average price of $18.81 and $18.46, respectively.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Southside Bancshares, Inc.	100.00	136.56	116.78	144.79	131.63	154.87
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SBSI Peer Group Index*	100.00	110.59	96.23	95.94	99.53	115.41

*SBSI Peer Group Index contains the following Texas banks: Cullen/Frost Bankers Inc.(CFR), First Financial Bankshares, Inc. (FFIN),
International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PRSP),
Sterling Bancshares, Inc. (SBIB), Texas Capital Bancshares, Inc. (TCBI) and Encore Bancshares, Inc.(EBTX)

Source : SNL Financial LC, Charlottesville, VA
© 2011

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2010.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report. Please refer to “Item 1. Business” for a discussion of our acquisition of FWBS in 2007.

	As of and For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Balance Sheet Data:

Investment Securities	$300,839	$266,553	$278,856	$110,403	$100,303

Mortgage-backed and Related Securities	$1,363,905	$1,480,847	$1,183,800	$917,518	$869,326

Loans, Net of Allowance for Loan Losses	$1,057,209	$1,013,680	$1,006,437	$951,477	$751,954

Total Assets	$2,999,621	$3,024,288	$2,700,238	$2,196,322	$1,890,976

Deposits	$2,134,428	$1,870,421	$1,556,131	$1,530,491	$1,282,475

Long-term Obligations	$433,790	$592,830	$715,800	$146,558	$149,998

Shareholders’ Equity	$214,323	$201,781	$160,617	$132,328	$110,604

Income Statement Data:

Interest & Deposit Service Income	$148,193	$162,822	$154,571	$123,021	$112,434

Net Income Attributable to Southside Bancshares, Inc.	$39,491	$44,396	$30,696	$16,684	$15,002

Per Share Data:

Earnings Per Common Share:

Basic	$2.51	$2.84	$2.00	$1.10	$1.01

Diluted	$2.51	$2.82	$1.96	$1.07	$0.97

Cash Dividends Paid Per Common Share	$0.85	$0.75	$0.60	$0.50	$0.47

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2010, 2009, and 2008 and financial condition as of December 31, 2010 and 2009.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements of other than historical fact that are contained in this document and in written material, press releases and oral statements issued by or on behalf of Southside Bancshares, Inc., a bank holding company, may be considered to be “forward-looking statements” within the meaning of and subject to the protections of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date.  These statements may include words such as "expect," "estimate," "project," "anticipate," "appear," "believe," "could," "should," "may," "intend," "probability," "risk," "target," "objective," "plans," "potential," and similar expressions.  Forward-looking statements are statements with respect to our beliefs, plans, expectations, objectives, goals, anticipations, assumptions, estimates, intentions and future performance, and are subject to significant known and unknown risks and uncertainties, which could cause our actual results to differ materially from the results discussed in the forward-looking statements.  For example, discussions of the effect of our expansion, trends in asset quality and earnings from growth, and certain market risk disclosures are based upon information presently available to management and are dependent on choices about key model characteristics and assumptions and are subject to various limitations.  See “Item 1. Business” and this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future.  As a result, actual income gains and losses could materially differ from those that have been estimated.  Other factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, the following:

•
general economic conditions, either globally, nationally, in the State of Texas, or in the specific markets in which we operate, including, without limitation, the deterioration of the commercial real estate, residential real estate, construction and development, credit and liquidity markets, which could cause an adverse change in our net interest margin, or a decline in the value of our assets, which could result in realized losses;

•
legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which we are engaged, including the impact of the Dodd-Frank Act, the Federal Reserve’s actions with respect to interest rates and other regulatory responses to current economic conditions;

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

•	increases in our non-performing assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	our ability to monitor interest rate risk;

•	significant increases in competition in the banking and financial services industry;

•	changes in consumer spending, borrowing and saving habits;

•	technological changes;

•	our ability to increase market share and control expenses;

•	the effect of changes in federal or state tax laws;

•	the effect of compliance with legislation or regulatory changes;

•	the effect of changes in accounting policies and practices;

•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and

•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

IMPACT OF DODD-FRANK ACT

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although some of its provisions apply to companies that are significantly larger than us.  The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on us and on the financial services industry as a whole will be clarified as those regulations are issued.  Major elements of the Dodd-Frank Act include:

•
A permanent increase in deposit insurance coverage to $250,000 per account, unlimited deposit insurance on noninterest bearing transaction accounts beginning December 31, 2010 through December 31, 2012, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.

•	New disclosure and other requirements relating to executive compensation and corporate governance.

•
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The development of regulations to limit debit card interchange fees.

•	The future elimination of newly issued trust preferred securities as a permitted element of Tier 1 capital.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset backed securities.

•	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

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

The loan loss allowance is based on the most current review of the loan portfolio and is validated by multiple processes.  The servicing officer has the primary responsibility for updating significant changes in a customer's financial position.  Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer's opinion, would place the collection of principal or interest in doubt.  Our internal loan review department is responsible for an ongoing review of our loan portfolio with specific goals set for the loans to be reviewed on an annual basis.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

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

As of December 31, 2010, our review of the loan portfolio indicated that a loan loss allowance of $20.7 million was adequate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 6 - Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at December 31, 2010, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at December 31, 2010 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and  will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At December 31, 2010 we have in AFS Other Stocks and Bonds $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2010 for the TRUPs is approximately $189,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2010 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2010.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at December 31, 2010 and December 31, 2009, respectively.  The non credit charge to other comprehensive income was estimated at $2.7 million at both December 31, 2010 and December 31, 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the year ended December 31, 2010 and $3.0 million recognized in earnings for the year ended December 31, 2009.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2010.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2010, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.63%; a long-term rate of return on Plan assets of 7.5%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments.  During the third and fourth quarters of 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  A table detailing the optional advance commitment terms is presented in “Note 11- Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees, which at December 31, 2010, were $7.6 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  In determining quarterly, if it is still probable we will exercise the advance commitments we compare the all in costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.

OVERVIEW
    OPERATING RESULTS

During the year ended December 31, 2010, our net income decreased $4.9 million, or 11.0%, to $39.5 million, from $44.4 million for the same period in 2009.  The decrease in net income was primarily attributable to the decrease in net interest income and noninterest income and was partially offset by a decrease in the provision for losses, income tax expense and noninterest expense.  The decrease in noninterest income was driven primarily by a decrease in gain on sale of AFS securities.  Noninterest expense decreased slightly primarily due to a decrease in FDIC insurance and other expense which was offset by an increase in salaries and employee benefits due to our overall growth and expansion.  Earnings per diluted share decreased $0.31, or 11.0%, to $2.51 for the year ended December 31, 2010, from $2.82 for the same period in 2009.

During the year ended December 31, 2009, our net income increased $13.7 million, or 44.6%, to $44.4 million, from $30.7 million for the same period in 2008.  The increase in net income was primarily attributable to the increase in net interest income and noninterest income that was partially offset by an increase in the provision for loan losses and noninterest expense.  The increase in noninterest income driven primarily by gain on sale of AFS securities was offset by an increase in noninterest expense due primarily to increases in salaries and employee benefits that resulted from our overall growth and expansion.  Earnings per diluted share were $2.82 and $1.96 respectively, for the years ended December 31, 2009 and 2008.

FINANCIAL CONDITION

Our total assets decreased $24.7 million, or 0.8%, to $3.00 billion at December 31, 2010 from $3.02 billion at December 31, 2009.  This decrease was attributable to a decrease in our investment and mortgage-backed securities which was partially offset by loan growth.  At December 31, 2010, loans were $1.08 billion compared to $1.03 billion at December 31, 2009.  Our securities portfolio decreased by $82.7 million, or 4.7%, to $1.66 billion compared to $1.75 billion at December 31, 2009.  The decrease in our securities was comprised entirely of mortgage-backed and related securities.  The increase in loans was funded by increases in deposits.

Our nonperforming assets at December 31, 2010 decreased to $17.7 million, and represented 0.59% of total assets, compared to $23.5 million, or 0.78% of total assets at December 31, 2009.  Nonaccruing loans decreased to $14.5 million and the ratio of nonaccruing loans to total loans decreased to 1.35% at December 31, 2010 compared to $18.6 million and 1.80% at December 31, 2009.  Other Real Estate Owned (“OREO”) decreased to $220,000 at December 31, 2010 from $1.9 million at December 31, 2009.  Loans 90 days past due at December 31, 2010 decreased to $7,000 compared to $323,000 at December 31, 2009.  Repossessed assets decreased to $638,000 at December 31, 2010 from $654,000 at December 31, 2009.  Restructured performing loans at December 31, 2010 increased to $2.3 million compared to $2.0 million at December 31, 2009.

Our deposits increased $264.0 million to $2.13 billion at December 31, 2010 from $1.87 billion at December 31, 2009.  The increase in our deposits during 2010 was primarily due to an increase deposits from municipalities and to a lesser extent branch expansion, increased market penetration, and an increase in brokered CDs issued.  During 2010, our public fund deposits increased $177.2 million.  During 2010 brokered deposits increased $30.1 million.  Our deposits, net of brokered deposits, increased $233.9 million.  Due primarily to the increase in deposits during 2010, FHLB advances decreased $292.3 million to $562.6 million at December 31, 2010, from $854.9 million at December 31, 2009.  Short-term FHLB advances decreased $133.3 million to $189.1 million at December 31, 2010 from $322.4 million at December 31, 2009.  Long-term FHLB advances decreased $159.0 million to $373.5 million at December 31, 2010 from $532.5 million at December 31, 2009.  During 2010, we utilized long-term brokered CDs for our long-term funding needs because the overall costs were less than comparable FHLB advances at that time.  In addition, during 2010 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date $150 million par in long-term advance commitments from FHLB at the FHLB rates on the date option was purchased.  Other borrowings at December 31, 2010 and 2009 totaled $66.8 million and $76.4 million, respectively, and at December 31, 2010 consisted of $6.5 million of short-term borrowings and $60.3 million of long-term debt.

Assets under management in our trust department increased during 2010 and were approximately $718 million at December 31, 2010 compared to $657 million at December 31, 2009.

Shareholders’ equity at December 31, 2010 totaled $214.3 million compared to $201.8 million at December 31, 2009.  The increase primarily reflects the net income of $39.5 million recorded for the year ended December 31, 2010, and the common stock issued of $1.8 million as a result of our incentive stock option and dividend reinvestment plans, which were partially offset by a decrease in the accumulated other comprehensive income of $11.0 million, the payment of cash dividends to our shareholders of $13.2 million and the repurchase of common stock of $4.8 million through the stock repurchase plan.  The decrease in accumulated other comprehensive income is comprised of a decrease of $7.4 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and an increase of $3.6 million, net of tax, related to the change in the unfunded status of our defined benefit plan.  See “Note 3 – Comprehensive (Loss) Income” to our consolidated financial statements included in this report.

Our market areas to date, have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced.  However, we have experienced weakening conditions associated with the real estate led downturn.  Many economists predict growth for the economy during 2011, however we are well aware that any economic recovery could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, and economic risk indicators.

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

The year ended December 31, 2010 was marked by proactive management of the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of securities available for sale of $25.8 million during 2010.  In February of 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes delinquent on their obligation.  This was not a credit event, but rather a change in the cash flows of the mortgage-backed securities.  Consequently, we embarked on a strategy to identify mortgage-backed securities with cash flows that might become significantly more volatile as a result of this announcement, attempted to liquidate those securities, and replace them with securities with income and cash flow characteristics that were potentially more stable.  During June and July we decided to liquidate substantially all municipal securities located outside the State of Texas due to growing municipal concerns, with less than $3 million remaining at December 31, 2010.  During the third quarter and early parts of the fourth quarter interest rates decreased causing us to restructure a portion of the securities portfolio, selling securities to replace them with potentially better risk/reward securities.  As interest rates increased significantly during the fourth quarter we sold selected securities and replaced them with securities that might perform better in the higher interest rate environment.  During the fourth quarter ended December 31, 2010, we reduced both the duration and the size of the securities portfolio as long-term U.S. Treasury yields declined significantly.  The net result was a decrease of $49.3 million in our investment and U.S. agency mortgage-backed securities from $1.71 billion at September 30, 2010, to $1.66 billion at December 31, 2010.  The average coupon of the mortgage-backed securities portfolio decreased from 6.42% at December 31, 2009 to 5.90% at December 31, 2010.  At December 31, 2010, securities as a percentage of assets decreased to 55.5%, when compared to 56.8% at September 30, 2010 and 57.8% at December 31, 2009.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at December 31, 2010 decreased 34.2%, or $292.3 million, to $562.6 million from $854.9 million at December 31, 2009 primarily as a result of an increase in deposits.  During 2010 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $150 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  As of December 31, 2010 we had $161.3 million in brokered CDs of which $20.0 million were short-term and $141.3 million were long-term. All of the long-term brokered CDs have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   During 2010, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 36.7% at December 31, 2010, from 56.7% at December 31, 2009.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

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

	Years ended December 31,
	2010	2009	Amount Change	Percent Change

	(dollars in thousands)

Interest income
Loans	$69,973	$70,679	$(706)	(1.0%)
Investment securities - taxable	91	1,055	(964)	(91.4%)
Investment securities - tax exempt	10,889	7,607	3,282	43.1%
Mortgage-backed and related securities	50,130	65,463	(15,333)	(23.4%)
FHLB stock and other investments	259	235	24	10.2%
Other interest earning assets	32	154	(122)	(79.2%)
Total interest income	131,374	145,193	(13,819)	(9.5%)
Interest expense
Deposits	18,969	22,682	(3,713)	(16.4%)
Short-term obligations	7,563	4,696	2,867	61.1%
Long-term obligations	18,775	25,294	(6,519)	(25.8%)
Total interest expense	45,307	52,672	(7,365)	(14.0%)
Net interest income	$86,067	$92,521	$(6,454)	(7.0%)

Net interest income for the year ended December 31, 2010 decreased $6.5 million, or 7.0%, compared to the same period in 2009.  The overall decrease in net interest income was primarily the result of decreases in interest income from mortgage-backed and related securities which was due to the increased amortization expense that resulted primarily from the Fannie Mae and Freddie Mac repurchase of delinquent loans during the first and second quarters of 2010 and an overall increase in prepayments on mortgage-backed securities and to a lesser extent a decrease in interest income from loans and taxable investment securities along with an increase in interest expense on short-term obligations.  This was partially offset by decreases in interest expense on deposits and long-term obligations and increases in interest income from tax-exempt investment securities.

During the year ended December 31, 2010, total interest income decreased $13.8 million, or 9.5%.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.82% for the year ended December 31, 2009 to 5.01% for the year ended December 31, 2010 which more than offset the increase in average interest earning assets of $175.5 million, or 6.7%, from $2.63 billion to $2.80 billion.  The decrease in the yield on interest earning assets is reflective of an 11 basis point decrease in the yield on loans due to lower overall interest rates and a 123 basis point decrease in the yield on our securities portfolio due to a combination of increased prepayments in the mortgage-backed securities portfolio which increased amortization expense and lower overall interest rates.  Total interest expense decreased $7.4 million, or 14.0%, during the year ended December 31, 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2010, to 1.94% from 2.39% for the same period in 2009 which was partially offset by an increase in average interest bearing liabilities of $137.7 million, or 6.3%, from $2.20 billion to $2.34 billion.  The decrease in the average yield on interest bearing liabilities of 45 basis points is a result of an overall decrease in interest rates.  For the year ended December 31, 2010, our net interest spread decreased to 3.07% from 3.43%, and our net interest margin decreased to 3.39% from 3.81% when compared to the same period in 2009.

    During the year ended December 31, 2010, average loans increased $10.1 million, or 1.0%, from $1.02 billion to $1.03 billion, compared to the same period in 2009.  Automobile loans purchased through SFG and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.21% for the year ended December 31, 2009 to 7.10% for the year ended December 31, 2010.  The decrease in interest income on loans of $706,000, or 1.0%, for the year ended December 31, 2010 was the result of a decrease in the average yield which more than offset the increase in the average balance.  The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities increased $178.4 million, or 11.6%, from $1.54 billion to $1.72 billion, for the year ended December 31, 2010 when compared to the same period in 2009.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout most of 2009 and early 2010.  At December 31, 2010, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.89% during the year ended December 31, 2010 from 5.12% during the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac and Fannie Mae repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pools (see additional discussion in “Balance Sheet Strategy”), increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities decreased $13.0 million in 2010, or 17.6%, due to a decrease in the average yield which was partially offset by the increase in the average balance.  A further decrease in long-term interest rate levels combined with lower volatility and credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $2.8 million, or 6.9%, to $38.0 million, for the year ended December 31, 2010, when compared to $40.8 million for 2009 due to the decrease in FHLB advances during 2010 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $24,000, or 10.2%, during 2010, due to the increase in average yield from 0.58% for the year ended December 31, 2009 compared to 0.68% for the same period in 2010 which more than offset the decrease in the average balance.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

We had no federal funds sold during the year ended December 31, 2010 therefore, average federal funds sold decreased $3.9 million, or 100%, when compared to 2009.  Interest income from federal funds sold decreased $17,000, or 100%, for the year ended December 31, 2010 when compared to the same period in 2009.  Average interest earning deposits decreased $7.4 million, or 34.7%, to $13.9 million, for the year ended December 31, 2010, when compared to $21.2 million for 2009.  Interest income from interest earning deposits decreased $105,000, or 76.6%, for the year ended December 31, 2010, when compared to 2009, as a result of the decrease in the average balance and the average yield from 0.64% in 2009 to 0.23% in 2010.

During the year ended December 31, 2010, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior year as securities averaged 62.5% during 2010 compared to 60.0% during 2009, a direct result of securities purchases.  Average loans were 37.0% of average total interest earning assets and other interest earning asset categories averaged 0.5% for December 31, 2010.  During 2009, the comparable mix was 39.0% in loans and 1.0% in the other interest earning asset categories.

Total interest expense decreased $7.4 million, or 14.0%, during the year ended December 31, 2010.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.39% for 2009 to 1.94% for the year ended December 31, 2010, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities included an increase in deposits of $211.0 million, or 15.9% that was partially offset by a decrease in FHLB advances and other short-term obligations of $73.3 million, or 9.0%.

The following table sets forth our deposit averages by category for the years ended December 31, 2010, 2009 and 2008:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2010		2009		2008
	(dollars in thousands)
	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD	AVG BALANCE	AVG YIELD

Interest Bearing Demand Deposits	$723,315	0.71%	$573,937	1.02%	$500,955	2.08%
Savings Deposits	74,668	0.43%	65,896	0.67%	57,587	1.28%
Time Deposits	741,712	1.82%	688,854	2.37%	535,921	4.05%

Total Interest Bearing Deposits	1,539,695	1.23%	1,328,687	1.71%	1,094,463	3.01%

Noninterest Bearing Demand Deposits	415,162	N/A	379,991	N/A	372,160	N/A

Total Deposits	$1,954,857	0.97%	$1,708,678	1.33%	$1,466,623	2.24%

Average interest bearing deposits increased $211.0 million, or 15.9%, from $1.33 billion to $1.54 billion, while the average rate paid decreased from 1.71% for the year ended December 31, 2009 to 1.23% for the year ended December 31, 2010.  Average time deposits increased $52.9 million, or 7.7%, from $688.9 million to $741.7 million while the average rate paid decreased 55 basis points.  Average interest bearing demand deposits increased $149.4 million, or 26.0%, while the average rate paid decreased 31 basis points.  Average savings deposits increased $8.8 million, or 13.3%, while the average rate paid decreased 24 basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2010, decreased $3.7 million, or 16.4%, when compared to the same period in 2009 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $35.2 million, or 9.3%, during 2010.  The latter three categories, which are considered the lowest cost deposits, comprised 62.1% of total average deposits during the year ended December 31, 2010 compared to 59.7% during 2009.  The increase in our average total deposits during 2010 is primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, continued market penetration, and an increase in brokered CDs issued.

At December 31, 2010, total brokered CDs issued were $161.3 million of which $20.0 million were short-term and $141.3 million were long-term. This represented an increase of $30.1 million, or 22.9% from 2009.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2010, brokered CDs represented 7.6% of deposits compared to 7.0% of deposits, at December 31, 2009.  At December 31, 2010, all of the brokered CDs had maturities of less than six years.    Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $309.6 million, an increase of $100.6 million, or 48.1%, for the year ended December 31, 2010 when compared to the same period in 2009.  Interest expense associated with short-term interest bearing liabilities increased $2.9 million, or 61.1%, and the average rate paid increased 19 basis points to 2.44% for the year ended December 31, 2010, when compared to 2.25% for the same period in 2009.  The increase in the average rate paid was due to the higher rate long-term FHLB advances rolling into the short-term FHLB advances.  The increase in the interest expense was due to an increase in the average rate paid and in the average balance of short-term interest bearing liabilities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $173.9 million, or 28.8%, during the year ended December 31, 2010 to $430.5 million as compared to $604.4 million at December 31, 2009.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2009 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $150 million par in long-term advance commitments from the FHLB.  During the third and fourth quarters of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB we paid fees, which at December 31, 2010, were $7.6 million. The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.  Interest expense associated with long-term FHLB advances decreased $6.4 million, or 29.2%, and average rate paid decreased 2 basis points to 3.60% for the year ended December 31, 2010 when compared to 3.62% for the same period in 2009.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities and the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and the junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for both of the years ended December 31, 2010 and 2009.  Interest expense associated with long-term debt decreased $134,000, or 3.9%, to $3.3 million for the year ended December 31, 2010 when compared to $3.4 million for the same period in 2009 as a result of the decrease in the average yield of 22 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2010, 2009 and 2008.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
ASSETS

INTEREST EARNING ASSETS:
Loans(1) (2)	$1,031,858	$73,230	7.10%	$1,021,770	$73,654	7.21%	$983,336	$75,445	7.67%
Loans Held For Sale	5,123	189	3.69%	4,098	161	3.93%	2,487	121	4.87%
Securities:
Inv. Sec. (Taxable)(4)	9,156	91	0.99%	42,598	1,055	2.48%	46,537	1,723	3.70%
Inv. Sec. (Tax Exempt)(3)(4)	245,874	16,515	6.72%	174,003	12,203	7.01%	103,608	7,074	6.83%
Mortgage-backed and related Sec.(4)	1,460,785	50,130	3.43%	1,320,766	65,463	4.96%	1,034,406	55,470	5.36%
Total Securities	1,715,815	66,736	3.89%	1,537,367	78,721	5.12%	1,184,551	64,267	5.43%
FHLB stock and other investments, at cost	37,973	259	0.68%	40,786	235	0.58%	31,875	841	2.64%
Interest Earning Deposits	13,880	32	0.23%	21,243	137	0.64%	1,006	22	2.19%
Federal Funds Sold	–	–	–	3,925	17	0.43%	4,039	90	2.23%
Total Interest Earning Assets	2,804,649	140,446	5.01%	2,629,189	152,925	5.82%	2,207,294	140,786	6.38%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,881			43,504			45,761
Bank Premises and Equipment	48,709			45,231			40,449
Other Assets	124,052			112,702			89,473
Less: Allowance for Loan Loss	(19,135)			(17,622)			(11,318)
Total Assets	$3,002,156			$2,813,004			$2,371,659

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $3,446, $3,136 and $2,446 for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $5,626, $4,596 and $2,164 for the years ended December 31, 2010, 2009 and 2008, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2010, 2009 and 2008, loans totaling $14,524, $18,629 and $14,289, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD	AVG. BALANCE	INTEREST	AVG. YIELD
LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$74,668	$324	0.43%	$65,896	$442	0.67%	$57,587	$736	1.28%
Time Deposits	741,712	13,514	1.82%	688,854	16,360	2.37%	535,921	21,727	4.05%
Interest Bearing
Demand Deposits	723,315	5,131	0.71%	573,937	5,880	1.02%	500,955	10,428	2.08%
Total Interest Bearing Deposits	1,539,695	18,969	1.23%	1,328,687	22,682	1.71%	1,094,463	32,891	3.01%
Short-term Interest
Bearing Liabilities	309,649	7,563	2.44%	209,048	4,696	2.25%	290,895	8,969	3.08%
Long-term Interest Bearing
Liabilities-FHLB Dallas	430,485	15,500	3.60%	604,425	21,885	3.62%	383,677	14,454	3.77%
Long-term Debt (5)	60,311	3,275	5.43%	60,311	3,409	5.65%	60,311	4,049	6.71%
Total Interest Bearing Liabilities	2,340,140	45,307	1.94%	2,202,471	52,672	2.39%	1,829,346	60,363	3.30%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	415,162			379,991			372,160
Other Liabilities	28,132			42,318			26,497
Total Liabilities	2,783,434			2,624,780			2,228,003

SHAREHOLDERS’ EQUITY (6)	218,722			188,224			143,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,002,156			$2,813,004			$2,371,659

NET INTEREST INCOME		$95,139			$100,253			$80,423
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.39%			3.81%			3.64%

NET INTEREST SPREAD			3.07%			3.43%			3.08%

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

(6)           Includes average equity of noncontrolling interest of $1,248, $815 and $487 for the years ended December 31, 2010, 2009 and 2008, respectively.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31,
	2010 Compared to 2009

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$723	$(1,147)	$(424)
Loans Held For Sale	38	(10)	28
Investment Securities (Taxable)	(547)	(417)	(964)
Investment Securities (Tax Exempt) (1)	4,847	(535)	4,312
Mortgage-backed and related Securities	6,393	(21,726)	(15,333)
FHLB stock and other investments	(17)	41	24
Interest Earning Deposits	(37)	(68)	(105)
Federal Funds Sold	(17)	–	(17)
Total Interest Income	11,383	(23,862)	(12,479)

INTEREST EXPENSE:
Savings Deposits	53	(171)	(118)
Time Deposits	1,183	(4,029)	(2,846)
Interest Bearing Demand Deposits	1,315	(2,064)	(749)
Short-term Interest Bearing Liabilities	2,427	440	2,867
Long-term FHLB Advances	(6,264)	(121)	(6,385)
Long-term Debt	–	(134)	(134)
Total Interest Expense	(1,286)	(6,079)	(7,365)
Net Interest Income	$12,669	$(17,783)	$(5,114)

	Years Ended December 31,
	2009 Compared to 2008

	Average	Average	Increase
	Volume	Yield	(Decrease)
INTEREST INCOME:
Loans (1)	$2,879	$(4,670)	$(1,791)
Loans Held For Sale	67	(27)	40
Investment Securities (Taxable)	(136)	(532)	(668)
Investment Securities (Tax Exempt) (1)	4,932	197	5,129
Mortgage-backed and related Securities	14,443	(4,450)	9,993
FHLB stock and other investments	187	(793)	(606)
Interest Earning Deposits	141	(26)	115
Federal Funds Sold	(3)	(70)	(73)
Total Interest Income	22,510	(10,371)	12,139

INTEREST EXPENSE:
Savings Deposits	94	(388)	(294)
Time Deposits	5,152	(10,519)	(5,367)
Interest Bearing Demand Deposits	1,347	(5,895)	(4,548)
Short-term Interest Bearing Liabilities	(2,175)	(2,098)	(4,273)
Long-term FHLB Advances	8,013	(582)	7,431
Long-term Debt	–	(640)	(640)
Total Interest Expense	12,431	(20,122)	(7,691)
Net Interest Income	$10,079	$9,751	$19,830
(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2010 was $13.7 million compared to $15.1 million for the year ended December 31, 2009.  For the year ended December 31, 2010, net charge-offs of loans increased $1.6 million, to $12.9 million when compared to $11.3 million for the same period in 2009.

The increase in net charge-offs for 2010 was due to a combination of an increase in total charge-offs of $3.3 million while offset by an increase in total recoveries of $1.7 million.  Net charge-offs for loans to individuals increased $1.8 million, to $9.6 million for the year ended December 31, 2010 which included $8.4 million in net charge-offs from the SFG automobile loan portfolio.

As of December 31, 2010, our review of the loan portfolio indicated that a loan loss allowance of $20.7 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2010 and the comparable year ended December 31, 2009 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2010	2009	Change
	(dollars in thousands)

Deposit services	$16,819	$17,629	(4.6%)
Gain on sale of securities available for sale	25,789	33,446	(22.9%)

Total other-than-temporary impairment losses	(39)	(5,730)	99.3%
Portion of loss recognized in other comprehensive income (before taxes)	(36)	2,730	(101.3%)
Net impairment losses recognized in earnings	(75)	(3,000)	97.5%

Gain on sale of loans	1,751	1,240	41.2%
Trust income	2,368	2,456	(3.6%)
Bank owned life insurance income	1,155	1,724	(33.0%)
Other	3,589	3,179	12.9%

Total noninterest income	$51,396	$56,674	(9.3%)

Total noninterest income for the year ended December 31, 2010 decreased 9.3%, or $5.3 million, compared to 2009.  During the year ended December 31, 2010, we had gains on sale of AFS securities, net of impairment charges of $25.7 million compared to gains of $30.4 million for the same period in 2009.  The market value of the AFS securities portfolio at December 31, 2010 was $1.25 billion with a net unrealized gain on that date of $13.9 million.  The net unrealized gain is comprised of $25.8 million in unrealized gains and $11.9 million in unrealized losses.  The market value of HTM securities portfolio at December 31, 2010 was $428.1 million with a net unrealized gain on that date of $8.8 million.  The net unrealized gain is comprised of $9.4 million in unrealized gains and $664,000 in unrealized losses.   The year ended December 31, 2010 was marked by proactive management of the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of securities available for sale of $25.8 million during 2010.  In February of 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes delinquent on their obligation.  This was not a credit event, but rather a change in the cash flows of the mortgage-backed securities.  Consequently, we embarked on a strategy to identify mortgage-backed securities with cash flows that might become significantly more volatile as a result of this announcement, attempted to liquidate those securities, and replace them with securities with income and cash flow characteristics that were potentially more stable.

During June and July we decided to liquidate substantially all municipal securities located outside the State of Texas due to growing municipal concerns, with less than $3 million remaining at December 31, 2010.  During the third quarter and early parts of the fourth quarter interest rates decreased causing us to restructure a portion of the securities portfolio, selling securities to replace them with potentially better risk/reward securities.  As interest rates increased significantly during the fourth quarter we sold selected securities and replaced them with securities that might perform better in the higher interest rate environment.  There can be no assurance that the level of security gains reported during the year ended December 31, 2010, will continue in future periods

Gain on sale of loans increased $511,000, or 41.2%, for the year ended December 31, 2010, when compared to the same period in 2009.  This is primarily a result of the gains on sales of mortgage loans and reflects an increase in the  volume of loans sold.

Bank owned life insurance (“BOLI”) income decreased $569,000, or 33.0%, for the year ended December 31, 2010, when compared to the same period in 2009 primarily as a result of a decrease in death proceeds related to death benefits received in 2009.

Other income increased $410,000, or 12.9%, for the year ended December 31, 2010, when compared to the same period in 2009 as a result of increases in face value of written loan commitments, credit life income, check printing fees and brokerage service income.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2010 and 2009 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2010	2009	Change
	(dollars in thousands)

Salaries and employee benefits	$43,957	$42,505	3.4%
Occupancy expense	6,780	6,372	6.4%
Equipment expense	1,899	1,718	10.5%
Advertising, travel and entertainment	2,319	2,344	(1.1%)
ATM and debit card expense	825	1,296	(36.3%)
Director fees	950	785	21.0%
Supplies	902	863	4.5%
Professional fees	2,015	2,218	(9.2%)
Postage	800	872	(8.3%)
Telephone and communications	1,443	1,424	1.3%
FDIC insurance	2,909	3,943	(26.2%)
Other	6,515	7,290	(10.6%)

Total noninterest expense	$71,314	$71,630	(0.4%)

Noninterest expense for the year ended December 31, 2010 decreased $316,000, or 0.4%, when compared to the year ended December 31, 2009.  Salaries and employee benefits expense increased $1.5 million, or 3.4%, during the year ended December 31, 2010, when compared to the same period in 2009.  Direct salary expense and payroll taxes increased $2.0 million, or 5.7%, for the year ended December 31, 2010, when compared to the same period in 2009.  These increases were the result of the increases in personnel associated with our overall growth and expansion, including SFG and normal salary increases for existing personnel.

Retirement expense, included in salary and benefits, decreased $706,000, or 18.9%, for the year ended December 31, 2010, when compared to the same period in 2009.  The decrease was primarily related to the decrease in the defined benefit plan expense due to an increase in the fair value of the plan assets.  The actuarial assumptions used to determine net periodic pension costs for 2010 assumed a long-

term rate of return of 7.5% and a discount rate of 6.1%.  These assumptions remained unchanged from 2009.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumed rates decrease, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $168,000, or 4.6%, for the year ended December 31, 2010, when compared to the same period in 2009 due to increased health claims expense and plan administrative cost during 2010.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may continue to increase during 2011.

Equipment expense increased $181,000, or 10.5%, for the year ended December 31, 2010, when compared to the same period in 2009 as a result of increases in equipment service contracts and bank growth.

ATM and debit card expense decreased $471,000, or 36.3% for the year ended December 31, 2010, compared to the same period in 2009 due to cost savings in relation to our new core banking system which allowed us to bring our ATM and debit card processing in house during the fourth quarter of 2009.

Director fees increased $165,000, or 21.0%, for the year ended December 31, 2010, compared to the same period in 2009 due primarily to an increase in the number of directors.

FDIC insurance decreased $1.0 million, or 26.2%, for the year ended December 31, 2010, compared to the same period in 2009 due to a special FDIC assessment of $1.3 million during the second quarter of 2009.

Other expenses decreased $775,000, or 10.6%, for the year ended December 31, 2010 compared to the same period in 2009 due primarily to a decrease in the losses on ORE property and computer fees while partially offset by increases in ORE and repossessed asset expense.

INCOME TAXES

Pre-tax income for the year ended December 31, 2010 was $52.4 million compared to $62.5 million for the year ended December 31, 2009.

Income tax expense was $12.0 million for the year ended December 31, 2010 and represented a decrease of $4.6 million, or 28.0%, when compared to the year ended December 31, 2009.  The effective tax rate as a percentage of pre-tax income was 22.8% in 2010 and 26.6% in 2009.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2010 was due to an increase in tax exempt income as a percentage of taxable income as compared to the same period in 2009.  Net deferred assets totaled $6.7 million at December 31, 2010 as compared to $1.6 million in 2009.

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

Total noninterest income for the year ended December 31, 2009 increased 40.6%, or $16.4 million, compared to 2008.  During the year ended December 31, 2009, we had gains on sale of AFS securities, net of impairment charges of $30.4 million compared to gains of $12.3 million for the same period in 2008.  The market value of the AFS securities portfolio at December 31, 2009 was $1.50 billion with a net unrealized gain on that date of $25.6 million.  The net unrealized gain is comprised of $33.9 million in unrealized gains and $8.3 million in unrealized losses.  The market value of HTM securities portfolio at December 31, 2009 was $249.3 million with a net unrealized gain on that date of $5.1 million.  The net unrealized gain is comprised of $5.9 million in unrealized gains and $802,000 in unrealized losses.  During 2009, volatility associated with the direction of interest rates and credit spreads for both agency mortgage-backed securities and municipal securities provided opportunities to reposition portions of both the mortgage-backed securities portfolio as well as portions of the municipal portfolio.  During 2009, as credit and volatility spreads tightened in the face of a steepening interest rate yield curve, we repositioned a portion of the mortgage-backed and municipal securities portfolio by selling selected securities with market values that did not compensate the bank for the potential funding risk and to accomplish overall ALCO investment portfolio objectives.  As part of these sales, on average, lower coupon mortgage-backed securities were sold and on average replaced with higher coupon mortgage-backed securities.  We believe the higher coupon has less funding risk should interest rates increase.

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

Retirement expense, included in salary and benefits, increased $328,000, or 9.6%, for the year ended December 31, 2009, when compared to the same period in 2008.  The increase was related to the increase in the defined benefit and restoration plan which more than offset the decrease to the retirement agreement for the Chairman and Chief Executive Officer executed during the third quarter of 2008. The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2009 when compared to 2008.  Specifically, the assumed long-term rate of return was 7.5% and the assumed discount rate was decreased to 6.1%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

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

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2010, the SFG loans totaled approximately $89.5 million.

Total loans as of December 31, 2010 increased $44.3 million, or 4.3%, and the average loan balance was up $10.1 million, or 1.0%, when compared to 2009.

Our market areas to date, have not, experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced. However, we have experienced weakening conditions associated with the real estate led downturn and have strengthened our underwriting standards, especially related to all aspects of real estate lending. Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

Loans to individuals increased $9.5 million, or 5.0%, from December 31, 2009.  Municipal loans as of December 31, 2010 increased $46.5 million, or 31.0%, from December 31, 2009.  The increase in municipal loans is due in part to the overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities during 2010.  Construction loans increased $9.8 million, or 9.3%, from December 31, 2009.  1-4 Family residential loans increased $1.4 million, or 0.6%, from December 31, 2009.  Other real estate loans decreased $12.0 million, or 5.6%, and commercial loans decreased $10.8 million, or 6.7%, from December 31, 2009 to December 31, 2010, respectively.

The decrease in our other real estate loans and our commercial loans is reflective of decreased loan demand for these types of loans in our market areas.  The increase in construction loans is due to an increase in loan demand for this type of loan.  The increase in loans to individuals reflects an increase in automobile loan portfolios purchased by SFG and success in penetrating this competitive market in our market areas.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic community, which assists in mitigating this concentration.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2010, was approximately $61.7 million.  Our largest loan relationship at December 31, 2010 was approximately $21.0 million.

The average yield on loans for the year ended December 31, 2010, decreased to 7.10% from 7.21% for the year ended December 31, 2009.  This decrease was reflective of the overall lower interest environment during 2010.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals for the years presented:

	December 31,

	2010	2009	2008	2007	2006
	(in thousands)

Real Estate Loans:
Construction	$115,094	$105,268	$132,666	$117,046	$46,712
1-4 Family Residential	219,031	217,677	226,180	228,330	220,230
Other	200,723	212,731	184,629	200,148	181,047
Commercial Loans	148,761	159,529	165,558	154,171	118,962
Municipal Loans	196,594	150,111	134,986	112,523	106,155
Loans to Individuals	197,717	188,260	178,530	149,012	86,041
Total Loans	$1,077,920	$1,033,576	$1,022,549	$961,230	$759,147

For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2010, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $534.8 million in real estate loans, $219.0 million, or 41.0%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  Initially our markets appeared to have been relatively resilient, not experiencing the significant effects associated with these market trends; however, beginning in the later half of 2008 as consumers all across the United States were impacted by the economic slowdown, our market areas began to experience more of a slowdown in economic activity.  During 2009 and 2010, our markets did experience a slowdown as a result of the real estate led downturn across the county. A continued decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other real estate consists of $194.3 million of commercial real estate loans, $5.0 million of loans secured by multi-family properties and $1.4 million of loans secured by farm land.  The Commercial Real Estate portion of Other will be discussed in more detail below.

1-4 Family Residential Mortgage Loans

Residential loan originations are generated by our loan officers, in-house origination staff, marketing efforts, present customers, walk-in customers and referrals from real estate agents and builders.  We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, 1-4 family residences.  Substantially all of our 1-4 family residential mortgage originations are secured by properties located in or near our market areas.  Historically, we have originated a portion of our residential mortgage loans for sale into the secondary market.  These loans are reflected on the balance sheet as loans held for sale.  These secondary market investors typically pay us a service release premium in addition to a predetermined price based on the interest rate of the loan originated.  We retain liabilities related to early prepayments, defaults, failure to adhere to origination and processing guidelines and other issues.  We have internal controls in place to mitigate many of these liabilities and historically our realized liability has been extremely low.  In addition, many of the retained liabilities expire inside of one year from the date a loan is sold.  We warehouse these loans until they are transferred to the secondary market investor, which usually occurs within 45 days.

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

We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2010, these loans totaled $64.9 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2010 our construction loans experienced additional stress due to the general downturn in market conditions associated with this type of lending.

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

COMMERCIAL LOANS

Our commercial loans are diversified to meet most business needs.  Loan types include short-term working capital loans for inventory and accounts receivable and short- and medium-term loans for equipment or other business capital expansion.  Management does not consider there to be a concentration of risk in any one industry type, other than the medical industry.  Loans to borrowers in the medical industry include all loan types listed above for commercial loans.  Collateral for these loans varies depending on the type of loan and financial strength of the borrower.  The primary source of repayment for loans in the medical community is cash flow from continuing operations.

In our commercial loan underwriting, we assess the creditworthiness, ability to repay, and the value and liquidity of the collateral being offered.  Terms of commercial loans are generally commensurate with the useful life of the collateral offered.

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts has tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2010 increased $46.5 million when compared to 2009.  At December 31, 2010, we had total loans to municipalities and school districts of $196.6 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of loans to individuals outstanding are collateralized by titled equipment, which are primarily vehicles, and automobile loans purchased by SFG.  At December 31, 2010, these types of loans accounted for approximately $163.4 million, or 82.7%, of total loans to individuals.

The total of SFG automobile loans included in loans to individuals at December 31, 2010 was $89.5 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2010, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One	After One but
	Year or	within Five	After Five
	Less*	Years	Years
	(in thousands)

Real Estate Loans – Construction	$43,155	$27,639	$44,300
Commercial Loans	69,957	72,831	5,973
Municipal Loans	13,766	59,239	123,589
Total	$126,878	$159,709	$173,862

Loans with Maturities After
One Year for Which:	Interest Rates are Fixed or Predetermined	$227,742
	Interest Rates are Floating or Adjustable	$105,829

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $6.5 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2010 and 2009, these loans totaled $4.5 million and $3.9 million, respectively.  These loans represented 2.1% and 2.0% of shareholders' equity as of December 31, 2010 and 2009, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $20.7 million at December 31, 2010, or 1.9% of loans.  The increase in the allowance for loan losses is due primarily to an increase in the dollar amount of loans and a change in the mix of loans.

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilized historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

For loans to individuals the methodology associated with determining the appropriate allowance for losses on loans primarily consists of an evaluation of individual payment histories, remaining term to maturity and underlying collateral support.

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

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances.  The remaining term extensions increase the risk of collateral deterioration and accordingly, reserves are increased to recognize this risk.

For loans originated after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, during the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes detailed in the table below.  At December 31, 2010, the unallocated portion of the allowance for loan loss decreased to $453,000 or 0.04% of loans.  The decrease in the unallocated portion of the allowance for loan loss when compared to December 31, 2009 is the result of a reduction in the uncertainty surrounding the national, state and local economies we serve, combined with a reduction in non-performing assets.

As of December 31, 2010, our review of the loan portfolio indicated that a loan loss allowance of $20.7 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Average Net Loans Outstanding	$1,031,858	$1,021,770	$983,336	$809,906	$722,252

Balance of Allowance for Loan Losses at Beginning of Period	$19,896	$16,112	$9,753	$7,193	$7,090

Loan Charge-Offs:
Real Estate-Construction	(873)	(932)	(111)	–	–
Real Estate-1-4 Family Residential	(288)	(267)	(11)	(33)	(59)
Real Estate-Other	(577)	(322)	–	(7)	(18)
Commercial Loans	(2,603)	(2,037)	(505)	(95)	(245)
Loans to Individuals	(12,072)	(9,589)	(8,570)	(2,612)	(2,650)

Total Loan Charge-Offs	(16,413)	(13,147)	(9,197)	(2,747)	(2,972)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	165	2	–	–	–
Real Estate-1-4 Family Residential	13	5	1	30	7
Real Estate-Other	–	–	6	10	–
Commercial Loans	854	104	32	98	87
Loans to Individuals	2,459	1,727	1,842	1,909	1,901

Total Recovery of Loans Previously Charged-Off	3,491	1,838	1,881	2,047	1,995

Net Loan Charge-Offs	(12,922)	(11,309)	(7,316)	(700)	(977)

Allowance for Loan Losses Acquired	–	–	–	909	–

Provision for Loan Losses	13,737	15,093	13,675	2,351	1,080

Balance of Allowance for Loan Losses at End of Period	$20,711	$19,896	$16,112	$9,753	$7,193

Reserve for Unfunded Loan Commitments at Beginning of Period	$5	$7	$50	$–	$–
Provision for Losses on Unfunded Loan Commitments	25	(2)	(43)	50	–
Reserve for Unfunded Loan Commitments at End of Period	$30	$5	$7	$50	$–

Net Charge-Offs to Average Net Loans Outstanding	1.25%	1.11%	0.74%	0.09%	0.14%
Allowance for Loan Losses to Nonaccruing Loans	142.60	106.80	112.76	334.81	539.61
Allowance for Loan Losses to Nonperforming Assets	116.95	84.83	102.10	247.16	340.90
Allowance for Loan Losses to Total Loans	1.92	1.92	1.58	1.01	0.95

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real Estate
Construction	$2,585	10.7%	$3,080	10.2%	$2,757	12.9%	$1,031	12.2%	$366	6.2%
1-4 Family Residential	1,988	20.3%	1,460	21.1%	1,567	22.1%	1,313	23.8%	1,221	29.0%
Other	3,354	18.6%	3,175	20.6%	2,701	18.1%	2,594	20.8%	2,327	23.8%
Commercial Loans	3,746	13.8%	3,184	15.4%	2,496	16.2%	2,126	16.0%	1,536	15.7%
Municipal Loans	607	18.3%	400	14.5%	341	13.2%	277	11.7%	262	14.0%
Loans to Individuals	7,978	18.3%	7,321	18.2%	6,206	17.5%	2,391	15.5%	1,394	11.3%
Unallocated	453	0.0%	1,276	0.0%	44	0.0%	21	0.0%	87	0.0%
Ending Balance	$20,711	100.0%	$19,896	100.0%	$16,112	100.0%	$9,753	100.0%	$7,193	100.0%

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

Total nonperforming assets at December 31, 2010 were $17.7 million, representing a decrease of $5.7 million, or 24.5%, from $23.5 million at December 31, 2009.  From December 31, 2009 to December 31, 2010, nonaccrual loans decreased $4.1 million, or 22.0%, to $14.5 million.  Of this total, 16.2% are residential real estate loans, 9.8% are commercial real estate loans, 12.4% are commercial loans, 29.0% are loans to individuals and 32.6% are construction loans.  OREO decreased $1.7 million, or 88.3%, to $220,000 from December 31, 2009 to December 31, 2010.  We are actively marketing all properties and none are being held for investment purposes.    Of the $5.7 million decrease in nonperforming assets, $3.1 million was attributable to the SFG automobile loans and $2.6 million was attributable to Southside.  Accruing loans past due more than 90 days decreased $316,000, or 97.8% to $7,000 at December 31, 2010 from $323,000 at December 31, 2009.  Restructured performing loans increased $348,000, or 17.6%, to $2.3 million.  Restructured loans attributable to SFG were $2.2 million.  Restructured loans for Southside decreased $16,000.  Repossessed assets decreased $16,000, or 2.4%, to $638,000.

The following table presents information on nonperforming assets:

	NONPERFORMING ASSETS
	Years Ended December 31,

	2010	2009	2008	2007	2006
	(dollars in thousands)

Loans 90 Days Past Due:
Real Estate	$–	$289	$404	$286	$64
Loans to Individuals	7	34	53	114	64
Commercial	–	–	136	–	–
	7	323	593	400	128
Loans on Nonaccrual:
Real Estate	8,511	8,930	7,469	636	975
Loans to Individuals	4,214	7,461	5,976	2,119	262
Commercial	1,799	2,238	844	158	96
	14,524	18,629	14,289	2,913	1,333
Restructured Loans:
Real Estate	36	87	91	94	97
Loans to Individuals	2,243	1,831	39	120	105
Commercial	41	54	18	11	18
	2,320	1,972	148	225	220

Total Nonperforming Loans	16,851	20,924	15,030	3,538	1,681

Other Real Estate Owned	220	1,875	318	153	351
Repossessed Assets	638	654	433	255	78
Total Nonperforming Assets	$17,709	$23,453	$15,781	$3,946	$2,110

Nonperforming Assets to Total Assets	0.59%	0.78%	0.58%	0.18%	0.11%
Nonperforming Assets to Total Loans	1.64	2.27	1.54	0.41	0.28
Nonaccrual Loans to Total Loans	1.35	1.80	1.40	0.30	0.18
Loans 90 Days Past Due to Total Loans	–	0.03	0.06	0.04	0.02

Nonperforming assets at December 31, 2010, as a percentage of total assets decreased to 0.59% from the previous year and as a percentage of loans decreased to 1.64%.  Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2010 in the opinion of management, we had $292,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  These loans continue to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$8,512	$1,167	$7,345
Loans to Individuals	6,457	1,978	4,479
Commercial Loans	1,799	719	1,080

Balance at December 31, 2010	$16,768	$3,864	$12,904

		Valuation	Carrying
	Total	Allowance	Value

Real Estate Loans	$8,930	$1,857	$7,073
Loans to Individuals	9,291	2,712	6,579
Commercial Loans	2,292	458	1,834

Balance at December 31, 2009	$20,513	$5,027	$15,486

The balances of impaired loans included above with no valuation allowances were approximately $69,000 and $287,000 at December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, the average recorded investment in impaired loans was approximately $18.6 million and $16.1 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $2.2 million, $1.7 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2010, the securities portfolio as a percentage of total assets was 56.7% and was larger than loans, which were 35.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following table sets forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2010, 2009 and 2008:

	December 31,
Available for Sale:	2010	2009	2008
	(in thousands)

Investment Securities:
U.S. Treasury	$4,700	$4,899	$5,031
Government Sponsored Enterprise Debentures	–	–	60,551
State and Political Subdivisions	294,262	259,526	211,594
Other Stocks and Bonds	382	635	1,202
Mortgage-backed Securities:
U.S. Government Agencies	154,534	129,582	168,299
Government Sponsored Enterprises	791,509	1,108,600	858,214
Total	$1,245,387	$1,503,242	$1,304,891

	December 31,
Held to Maturity:	2010	2009	2008
	(in thousands)

Investment Securities:
State and Political Subdivisions	$1,012	$1,013	$–
Other Stocks and Bonds	483	480	478
Mortgage-backed Securities:
U.S. Government Agencies	21,888	16,677	22,778
Government Sponsored Enterprises	395,974	225,988	134,509
Total	$419,357	$244,158	$157,765

We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and CMOs and real estate mortgage investment conduits (“REMICs”).  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and repackage the participation interests in the form of securities, to investors such as us.  U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs with which we purchase securities.  At December 31, 2010 all of our mortgage-backed securities were collateralized by U.S. Government agencies or GSEs.

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

Our mortgage-backed securities include CMOs, which include securities issued by entities that have qualified under the Internal Revenue Code of 1986, as amended, as REMICs.  CMOs and REMICs (collectively CMOs) were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, GSEs and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions.  A CMO can be collateralized by loans or securities which are insured or guaranteed by Fannie Mae, Freddie Mac or GNMA.  In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes.  By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio decreased to $1.70 billion at December 31, 2010, compared to $1.79 billion at December 31, 2009, a decrease of $86.6 million, or 4.8%.  This is primarily a result of a decrease in mortgage-backed securities of $116.9 million, or 7.9%, during 2010 when compared to 2009 which was partially offset a $34.7 million, or 13.3%, increase in our ownership of securities issued by state and political subdivisions.  FHLB stock decreased $3.9 million, or 10.1%, due to stock redemptions as our FHLB advances decreased.  The change in U.S. Treasury securities was related to the replacement of U.S. Treasury securities that matured during 2010.  Other stocks and bonds are comprised primarily of TRUPs.  The reason for the decrease in other stocks and bonds at December 31, 2010 when compared to December 31, 2009 is the decrease in market value of the TRUP investments due to illiquidity.

During 2010, the interest rate yield curve remained steep while at the same time credit and volatility spreads continued to tighten.  We used this environment to reposition a portion of the securities portfolio.  Through this process, we are able to decrease the overall average coupon duration, significantly reduce our exposure to non-Texas municipalities, and decrease the size of the overall securities portfolio.

The combined market value of the AFS and HTM securities portfolio at December 31, 2010 was $1.67 billion, which represented a net unrealized gain as of that date of $22.6 million.  The net unrealized gain was comprised of $35.2 million in unrealized gains and $12.6 million of unrealized losses.  The market value of the AFS securities portfolio at December 31, 2010 was $1.25 billion, which represented a net unrealized gain as of that date of $13.9 million.  The net unrealized gain was comprised of $25.8 million of unrealized gains and $11.9 million of unrealized losses.  The $11.9 million of unrealized losses is primarily resulting from securities issued by state and political subdivisions and our investment in three tranches of TRUPs.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

There were no securities transferred from AFS to HTM during 2010, 2009 and 2008.  There were no sales from the HTM portfolio during the years ended December 31, 2010, 2009 or 2008.  There were $419.4 million and $244.2 million of securities classified as HTM for the years ended December 31, 2010 and 2009, respectively.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2010 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
U.S. Treasury	$4,700	0.14%	$–	–	$–	–	$–	–
State and Political Subdivisions	3,932	6.43%	6,042	6.62%	21,680	5.99%	262,608	6.45%
Other Stocks and Bonds	–	–	–	–	–	–	382	3.50%
Mortgage-backed Securities:
U.S. Government Agencies	–	–	240	5.00%	5,652	2.97%	148,642	3.97%
Government Sponsored Enterprises	14	8.27%	6,374	2.50%	64,727	2.45%	720,394	3.26%

Total	$8,646	3.01%	$12,656	4.52%	$92,059	3.31%	$1,132,026	4.09%

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$–	–	$–	–	$–	–	$1,012	7.97%
Other Stocks and Bonds	–	–	–	–	483	6.78%	–	–
Mortgage-backed Securities:
U.S. Government Agencies	–	–	690	4.62%	15,646	3.70%	5,552	5.40%
Government Sponsored Enterprises	263	3.60%	45,654	4.47%	30,275	2.81%	319,782	3.90%

Total	$263	3.60%	$46,344	4.47%	$46,404	3.15%	$326,346	3.94%

At December 31, 2010, there were no holders of any one issuer, other than the U. S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $264.0 million, or 14.1%, in total deposits during 2010 provided us with funds for the growth in loans and funds to pay down FHLB advances.  Deposits increased during 2010 primarily due to an increase in public fund deposits and to a lesser extent branch expansion, increased market penetration, and an increase in brokered CDs issued.  During 2010, our public fund deposits increased $177.2 million to $537.9 million at December 31, 2010 from $360.7 million at December 31, 2009.  At December 31, 2010, brokered CDs reflected an increase of approximately $30.1 million when compared to December 31, 2009. Deposits net of brokered deposits, at December 31, 2010, increased $233.9 million, or 13.4% when compared to December 31, 2009.  Time deposits, including brokered CDs issued increased a total of $73.7 million, or 9.6%, during 2010 when compared to 2009.  Noninterest bearing demand deposits increased $29.3 million, or 7.4%, during 2010.  Interest bearing demand deposits increased $151.7 million, or 23.9%, and saving deposits increased $9.3 million, or 13.2%, during 2010.  The latter three categories, which are considered the lowest cost deposits, comprised 60.4% of total deposits at December 31, 2010 compared to 58.8% at December 31, 2009.

The following table sets forth deposits by category at December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Noninterest Bearing Demand Deposits	$423,304	$394,001	$390,823
Interest Bearing Demand Deposits	786,552	634,806	552,532
Savings Deposits	79,472	70,198	60,852
Time Deposits	845,100	771,416	551,924

Total Deposits	$2,134,428	$1,870,421	$1,556,131

During the year ended December 31, 2010, total time deposits of $100,000 or more increased $73.1 million, or 17.0%, to $501.9 million, from $428.8 million at December 31, 2009.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Time Certificates of Deposit	Other Time Deposits	Total	Time Certificates of Deposit	Other Time Deposits	Total
	(in thousands)

Three months or less	$103,070	$28,000	$131,070	$178,488	$28,000	$206,488
Over three to six months	65,202	21,000	86,202	78,948	21,000	99,948
Over six to twelve months	178,145	7,000	185,145	66,546	7,000	73,546
Over twelve months	99,477	–	99,477	48,804	–	48,804

Total	$445,894	$56,000	$501,894	$372,786	$56,000	$428,786

At December 31, 2010, we had a total of $20.0 million of short-term and $141.3 million in long-term brokered CDs that represented 7.6% of our deposits.  Our brokered CDs at December 31, 2010 have maturities of less than six years and are reflected in the CDs under $100,000 category.  At December 31, 2009, we had $131.2 million in brokered CDs and at December 31, 2008, we had $40.0 million in brokered CDs.  Our current policy allows for a maximum of $165 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, decreased $142.8 million, or 42.2%, during 2010 when compared to 2009.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Other obligations consist primarily of a treasury tax and loan account.  Short-term obligations are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$3,844	$13,325	$10,629
Average amount outstanding during the period (1)	6,699	19,270	11,789
Maximum amount outstanding during the period (2)	13,187	46,983	16,432
Weighted average interest rate during the period (3)	3.1%	2.7%	3.7%
Interest rate at end of period	3.3%	2.7%	3.8%

FHLB advances
Balance at end of period	$189,094	$322,351	$229,385
Average amount outstanding during the period (1)	300,428	187,467	278,164
Maximum amount outstanding during the period (2)	401,893	322,351	367,823
Weighted average interest rate during the period (3)	2.4%	2.2%	3.1%
Interest rate at end of period	3.6%	1.5%	2.6%

Other obligations
Balance at end of period	$2,651	$2,760	$1,857
Average amount outstanding during the period (1)	2,522	2,311	942
Maximum amount outstanding during the period (2)	3,135	3,962	2,500
Weighted average interest rate during the period (3)	0.2%	–	1.6%
Interest rate at end of period	0.7%	–	–

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The maximum amount outstanding at any month-end during the period.
(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows:

	December 31,	December 31,
	2010	2009
	(in thousands)
FHLB Advances (1)
Varying maturities to 2028	$373,479	$532,519

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$433,790	$592,830

(1)           At December 31, 2010, the weighted average cost of these fixed rate advances was 3.6%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.24281% through March 30, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.08438% through February 22, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances decreased $159.0 million, or 29.9%, during 2010 to $373.5 million when compared to $532.5 million in 2009.  The decrease was the result of a decrease in long-term FHLB advances purchased during 2010 combined with advances classified as long-term at December 31, 2009 rolling into the short-term FHLB advance category.  During 2010, we issued long-term brokered CDs with call options we retained to replace a portion of the reduction in FHLB advances.

The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2009 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $150 million par in long-term advance commitments from the FHLB.  During the third and fourth quarters of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.

Long-term debt was $60.3 million at December 31, 2010 and 2009. Long-term debt consists of $20.6 million of our junior subordinated debentures issued in 2003 and $36.1 million issued in August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by FWBS to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2010 of $214.3 million increased 6.2%, or $12.5 million, from December 31, 2009 and represented 7.1% of total assets at December 31, 2010 compared to 6.7% at December 31, 2009.

Net income for 2010 of $39.5 million was the major contributor to the increase in shareholders' equity at December 31, 2010 along with the issuance of $1.8 million in common stock (163,313 shares) through our incentive stock option and dividend reinvestment plans which more than offset a decrease of $11.0 million in accumulated other comprehensive income, $13.2 million in cash dividends paid and the repurchase of common stock of $4.8 million through the stock repurchase plan.  The decrease in accumulated other comprehensive income is composed of a decrease of $7.4 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 3 – Comprehensive (Loss) Income”) and an increase of $3.6 million, net of tax, related to the change in the unfunded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2010, that we meet all capital adequacy requirements to which we are subject.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$274,175	21.09%	$103,981	8.00%	N/A	N/A
Bank Only	$263,186	20.27%	$103,882	8.00%	$129,853	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,837	19.84%	$51,991	4.00%	N/A	N/A
Bank Only	$246,848	19.01%	$51,941	4.00%	$77,912	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,837	8.45%	$122,026	4.00%	N/A	N/A
Bank Only	$246,848	8.10%	$121,893	4.00%	$152,367	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%
(1)         Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Return on Average Assets	1.32%	1.58%	1.29%
Return on Average Shareholders' Equity	18.16%	23.69%	21.44%
Dividend Payout Ratio - Basic	33.86%	26.41%	30.00%
Dividend Payout Ratio - Diluted	33.86%	26.60%	30.61%
Average Shareholders' Equity to Average Total Assets	7.24%	6.66%	6.04%

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2010, these investments were 16.8% of total assets, as compared with 18.9% for December 31, 2009, and 27.5% for December 31, 2008.  The decrease to 16.8% at December 31, 2010 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB -The Independent Bankers Bank, respectively.  There were no federal funds purchased at December 31, 2010.  At December 31, 2010, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $377.3 million, net of FHLB stock purchases required.  Southside Bank obtained $32.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $113.3 million and $118.7 million at December 31, 2010 and 2009, respectively.  Each commitment has a maturity date or an annual cancellation date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2010 and 2009 were $11.5 million and $10.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.0 million and $5.2 million at December 31, 2010 and 2009, respectively.

The scheduled maturities of unused commitments as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Unused commitments:
Due in one year or less	$64,984	$67,773
Due after one year	48,267	50,898
Total	$113,251	$118,671

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual obligations:	(in thousands)

Long-term debt, including current maturities (1)	$–	$–	$–	$60,311	$60,311
FHLB advances (2)	191,363	309,532	52,663	9,015	562,573
Operating leases (3)	1,202	1,527	384	14	3,127
Deferred compensation agreements (4)	891	974	1,084	5,377	8,326
Time deposits (5)	559,887	101,406	155,535	28,272	845,100
Securities purchased not paid for	145	–	–	–	145
Capital lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Total contractual obligations	$753,488	$413,439	$209,666	$102,989	$1,479,582

(1)  The total balance of long-term debt was $60.3 million at December 31, 2010.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest for the first quarter of 2011 associated with this debt is 3.24281%.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, that was indexed to three-month LIBOR and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.08438% through February 22, 2011.

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

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2011 through 2028, with interest rates ranging from 0.9% to 7.6% with a total balance of $562.6 million at December 31, 2010.  Callable FHLB advances with a total balance of $5.0 million are presented based on contractual maturity.

(3)  We had various operating leases for our office machines that total $219,000 and expire on or before the end of 2015.  In addition, we have operating leases totaling $2.9 million on our retail branch locations and loan production offices which have future commitments of up to five years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $8.3 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2010, $170,000 in payments had been made from such agreements.  Of the 18 officers included in the agreements, two were eligible for retirement at December 31, 2010 and one retired officer is currently receiving benefits.  One officer becomes eligible in each of the years 2012, 2014 and 2015.  The remaining 12 officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2010 and the retirement of the eligible officers in 2012, 2014 and 2015.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $161.3 million of callable brokered CDs at December 31, 2010 with maturity dates ranging from 2014 through 2016 and coupons ranging from 0.75% to 2.4%.

During the third and fourth quarters of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB we paid fees, which at December 31, 2010, were $7.6 million. The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.

We expect to contribute $2.0 million to our defined benefit plan during 2011.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of December 31, 2010, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 2.56% and 6.97%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a positive variance in net interest income of 6.14% and 5.98%, respectively, relative to the base case over the next 12 months.  As of December 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 4.28% and 8.33%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 4.74% and 13.60%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

The ALCO monitors various liquidity ratios to ensure a satisfactory liquidity position for us.  Management continually evaluates the condition of the economy, the pattern of market interest rates and other economic data to determine the types of investments that should be made and at what maturities.  Using this analysis, management from time to time assumes calculated interest sensitivity gap positions to maximize net interest income based upon anticipated movements in the general level of interest rates.  Regulatory authorities also monitor our gap position along with other liquidity ratios.  In addition, as described above, we utilize a simulation model to determine the impact of net interest income under several different interest rate scenarios.  By utilizing this technology, we can determine changes that need to be made to the asset and liability mixes to mitigate the change in net interest income under these various interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2010 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that date.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2011 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flow for the years ended December 31, 2010, 2009 and 2008.
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

10	–	Southside Securities, Inc., located in Tyler, Texas. The Company is the sole shareholder of this nonbank subsidiary, formed April 8, 2010, created under the laws of the State of Texas.

** 10 (a)(i)	–
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

** 10 (e)	–	Split dollar compensation plan dated October 13, 2004 with Jeryl Wayne Story (filed as exhibit 10(h) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (f)	–	Split dollar compensation plan dated September 7, 2004 with Lee R. Gibson, III (filed as exhibit 10(i) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (g)	–	Split dollar compensation plan dated August 27, 2004 with B. G. Hartley (filed as exhibit 10 (j) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (h)	–	Split dollar compensation plan dated August 31, 2004 with Charles E. Dawson (filed as exhibit 10(k) to the Registrant’s Form 8-K, filed October 19, 2004, and incorporated herein by reference).

** 10 (i)	–
Employment Agreement dated October 22, 2007 by and between Southside Bank and Lee R. Gibson (filed as exhibit 10 (l) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

** 10 (j)	–
Employment Agreement dated October 22, 2007 by and between Southside Bank and Sam Dawson (filed as exhibit 10 (m) to the Registrant’s Form 8-K, filed October 26, 2007, and incorporated herein by reference).

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

** 10 (m)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form 8-K filed April 20, 2009, and incorporated herein by reference).

10 (n)	–
Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and FWBS (filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

11		Southside Financial Properties, Inc., located in Tyler, Texas. Southside Financial Properties is a nonbank subsidiary formed September 17, 2010, created under the laws of the State of Texas.

* 21	–	Subsidiaries of the Registrant.

* 23	–	Consent of Independent Registered Public Accounting Firm.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: March 7, 2011

	BY: /s/	LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chief Executive Officer,	March 7, 2011
Chairman of the Board
and Director

/s/	ROBBIE N. EDMONSON
	(Robbie N. Edmonson)	Vice Chairman of the Board	March 7, 2011
and Director

/s/	SAM DAWSON
	(Sam Dawson)	President, Secretary	March 7, 2011
and Director

/s/	JULIE N. SHAMBURGER
	(Julie N. Shamburger)	CPA, Executive Vice President	March 7, 2011
and Chief Accounting Officer
(Principal Accounting Officer)

	(Lawrence Anderson)	Director	March 4, 2011

	(Herbert C. Buie)	Director	March 4, 2011

/s/	ALTON CADE
	(Alton Cade)	Director	March 4, 2011

/s/	PIERRE DE WET
	(Pierre de Wet)	Director	March 4, 2011

	(Bob Garrett)	Director	March 4, 2011

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 4, 2011

/s/	JOE NORTON
	(Joe Norton)	Director	March 4, 2011

	(Paul W. Powell)	Director	March 4, 2011

/s/	WILLIAM SHEEHY
	(William Sheehy)	Director	March 4, 2011

/s/	PRESTON SMITH
	(Preston Smith)	Director	March 4, 2011

/s/	DON THEDFORD
	(Don Thedford)	Director	March 4, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 7, 2011

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$56,188	$50,350
Interest earning deposits	22,885	1,816
Total cash and cash equivalents	79,073	52,166
Investment securities:
Available for sale, at estimated fair value	299,344	265,060
Held to maturity, at amortized cost	1,495	1,493
Mortgage-backed and related securities:
Available for sale, at estimated fair value	946,043	1,238,182
Held to maturity, at amortized cost	417,862	242,665
FHLB stock, at cost	34,712	38,629
Other investments, at cost	2,064	2,065
Loans held for sale	6,583	2,857
Loans:
Loans	1,077,920	1,033,576
Less: allowance for loan losses	(20,711)	(19,896)
Net Loans	1,057,209	1,013,680
Premises and equipment, net	50,144	46,477
Goodwill	22,034	22,034
Other intangible assets, net	777	1,096
Interest receivable	18,033	18,482
Deferred tax asset	6,677	1,611
Other assets	57,571	77,791
TOTAL ASSETS	$2,999,621	$3,024,288

LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$423,304	$394,001
Interest bearing	1,711,124	1,476,420
Total Deposits	2,134,428	1,870,421
Short-term obligations:
Federal funds purchased and repurchase agreements	3,844	13,325
FHLB advances	189,094	322,351
Other obligations	2,651	2,760
Total Short-term obligations	195,589	338,436
Long-term obligations:
FHLB advances	373,479	532,519
Long-term debt	60,311	60,311
Total Long-term obligations	433,790	592,830
Other liabilities	20,378	20,352
TOTAL LIABILITIES	2,784,185	2,822,039

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 17)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 17,660,312 shares issued in 2010 and 16,742,835 shares issued in 2009)	22,075	20,928
Paid-in capital	162,877	146,357
Retained earnings	64,567	53,812
Treasury stock (2,023,838 and 1,762,261 shares at cost)	(28,377)	(23,545)
Accumulated other comprehensive (loss) income	(6,819)	4,229
TOTAL SHAREHOLDERS' EQUITY	214,323	201,781
Noncontrolling interest	1,113	468
TOTAL EQUITY	215,436	202,249
TOTAL LIABILITIES AND EQUITY	$2,999,621	$3,024,288

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2010	2009	2008
Interest income
Loans	$69,973	$70,679	$73,120
Investment securities - taxable	91	1,055	1,723
Investment securities - tax exempt	10,889	7,607	4,910
Mortgage-backed and related securities	50,130	65,463	55,470
FHLB stock and other investments	259	235	841
Other interest earning assets	32	154	112
Total interest income	131,374	145,193	136,176
Interest expense
Deposits	18,969	22,682	32,891
Short-term obligations	7,563	4,696	8,969
Long-term obligations	18,775	25,294	18,503
Total interest expense	45,307	52,672	60,363
Net interest income	86,067	92,521	75,813
Provision for loan losses	13,737	15,093	13,675
Net interest income after provision for loan losses	72,330	77,428	62,138
Noninterest income
Deposit services	16,819	17,629	18,395
Gain on sale of securities available for sale	25,789	33,446	12,334

Total other-than-temporary impairment losses	(39)	(5,730)	–
Portion of loss recognized in other comprehensive income (before taxes)	(36)	2,730	–
Net impairment losses recognized in earnings	(75)	(3,000)	–

Gain on sale of loans	1,751	1,240	1,757
Trust income	2,368	2,456	2,465
Bank owned life insurance income	1,155	1,724	2,246
Other	3,589	3,179	3,105
Total noninterest income	51,396	56,674	40,302
Noninterest expense
Salaries and employee benefits	43,957	42,505	37,228
Occupancy expense	6,780	6,372	5,704
Equipment expense	1,899	1,718	1,305
Advertising, travel and entertainment	2,319	2,344	2,097
ATM and debit card expense	825	1,296	1,211
Director fees	950	785	674
Supplies	902	863	812
Professional fees	2,015	2,218	1,864
Postage	800	872	755
Telephone and communications	1,443	1,424	1,050
FDIC Insurance	2,909	3,943	966
Other	6,515	7,290	6,686
Total noninterest expense	71,314	71,630	60,352
Income before income tax expense	52,412	62,472	42,088
Provision (benefit) for income tax expense
Current	11,100	16,816	15,601
Deferred	866	(207)	(4,351)
Total income taxes	11,966	16,609	11,250
Net income	40,446	45,863	30,838
Less: Net income attributable to the noncontrolling interest	(955)	(1,467)	(142)
Net income attributable to Southside Bancshares, Inc	$39,491	$44,396	$30,696

Earnings per common share – basic	$2.51	$2.84	$2.00
Earnings per common share – diluted	$2.51	$2.82	$1.96
Dividends declared per common share	$0.85	$0.75	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except share amounts)
	Years Ended December 31,
	2010	2009	2008
Common Stock
Balance, beginning of period	$20,928	$19,695	$18,581
Issuance of common stock (163,313 shares in 2010, 277,761 shares in 2009 and 231,749 shares in 2008)	204	347	290
Stock dividend	943	886	824
Balance, end of period	22,075	20,928	19,695
Paid-in capital
Balance, beginning of period	146,357	131,112	115,250
Issuance of common stock (163,313 shares in 2010, 277,761 shares in 2009 and 231,749 shares in 2008)	1,619	1,953	1,794
Stock compensation expense	–	–	7
Tax benefit of incentive stock options	331	651	639
Stock dividend	14,570	12,641	13,422
Balance, end of period	162,877	146,357	131,112
Retained earnings
Balance, beginning of period	53,812	34,021	26,187
Net income attributable to Southside Bancshares, Inc.	39,491	44,396	30,696
Cumulative effect of adoption of a new accounting principle on January 1, 2008	–	–	(351)
Dividends paid on common stock ($0.85 per share in 2010, $0.75 per share in 2009 and $0.60 per share in 2008)	(13,223)	(11,078)	(8,265)
Stock dividend	(15,513)	(13,527)	(14,246)
Balance, end of period	64,567	53,812	34,021
Treasury Stock
Balance, beginning of period	(23,545)	(23,115)	(22,983)
Purchase of common stock (261,577 shares in 2010, 30,691 shares in 2009 and 6,713 shares in 2008)	(4,832)	(430)	(132)
Balance, end of period	(28,377)	(23,545)	(23,115)
Accumulated other comprehensive (loss) income
Balance, beginning of period	4,229	(1,096)	(4,707)
Net unrealized gains on available for sale securities, net of tax	9,238	24,225	18,680
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(16,763)	(21,740)	(8,017)
Non-credit portion of other-than-temporary impairment losses on available for sale
securities, net of tax	23	(1,775)	–
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net tax	49	1,950	–
Adjustment to net periodic benefit cost, net of tax	(3,595)	2,665	(7,052)
Net change in accumulated other comprehensive (loss) income	(11,048)	5,325	3,611
Balance, end of period	(6,819)	4,229	(1,096)
Total shareholders’ equity	214,323	201,781	160,617
Noncontrolling interest
Balance, beginning of period	468	472	498
Net income attributable to noncontrolling interest shareholders	955	1,467	142
Capital distribution to noncontrolling interest shareholders	(310)	(1,471)	(168)
Balance, end of period	1,113	468	472
Total equity	$215,436	$202,249	$161,089
Comprehensive income
Net income	$40,446	$45,863	$30,838
Net change in accumulated other comprehensive (loss) income	(11,048)	5,325	3,611
Comprehensive income	29,398	51,188	34,449
Comprehensive income attributable to the noncontrolling interest	(955)	(1,467)	(142)
Comprehensive income attributable to Southside Bancshares, Inc.	$28,443	$49,721	$34,307

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$40,446	$45,863	$30,838
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,204	2,888	2,458
Amortization of premium	35,245	15,393	7,148
Accretion of discount and loan fees	(4,502)	(3,913)	(4,483)
Provision for loan losses	13,737	15,093	13,675
Stock compensation expense	–	–	7
Decrease (increase) in interest receivable	449	(2,130)	(4,561)
Increase in other assets	(8,289)	(12,239)	(1,596)
Net change in deferred taxes	883	(1,642)	(378)
(Decrease) increase in interest payable	(879)	(1,621)	468
Increase (decrease) in other liabilities	1,566	(944)	(5,324)
(Increase) decrease in loans held for sale	(3,726)	(2,346)	2,850
Gain on sale of securities available for sale	(25,789)	(33,446)	(12,334)
Net other-than-temporary impairment losses	75	3,000	–
(Gain) loss on sale of assets	(7)	–	77
Loss on disposal of assets	–	171	–
Impairment on other real estate owned	20	729	–
Loss on sale of other real estate owned	153	52	–
Net cash provided by operating activities	52,586	24,908	28,845

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	115,282	260,090	137,826
Proceeds from sales of mortgage-backed securities available for sale	1,209,939	718,520	449,537
Proceeds from maturities of investment securities available for sale	19,446	56,523	86,790
Proceeds from maturities of mortgage-backed securities available for sale	340,139	268,035	127,008
Proceeds from maturities of mortgage-backed securities held to maturity	75,956	51,167	33,613
Proceeds from redemption of FHLB stock	6,818	3,698	897
Purchases of investment securities available for sale	(178,399)	(284,222)	(381,801)
Purchases of investment securities held to maturity	–	(1,014)	–
Purchases of mortgage-backed securities available for sale	(1,253,375)	(1,199,783)	(867,793)
Purchases of mortgage-backed securities held to maturity	(258,935)	(138,214)	(1,664)
Purchases of FHLB stock and other investments	(2,900)	(2,916)	(20,454)
Net increase in loans	(58,985)	(26,657)	(69,149)
Purchases of premises and equipment	(6,902)	(6,814)	(5,315)
Proceeds from sales of premises and equipment	38	–	384
Proceeds on bank owned life insurance	–	1,086	713
Proceeds from sales of other real estate owned	1,648	1,102	515
Proceeds from sales of repossessed assets	4,949	2,900	3,465
Net cash provided by (used in) investing activities	14,719	(296,499)	(505,428)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)	Years Ended December 31,
	2010	2009	2008
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	190,323	94,798	95,928
Net increase (decrease) in certificates of deposit	87,268	199,521	(71,174)
Net (decrease) increase in federal funds purchased and repurchase agreements	(9,481)	2,696	3,606
Proceeds from FHLB advances	8,949,688	7,961,046	15,498,447
Repayment of FHLB advances	(9,241,985)	(7,991,050)	(15,053,612)
Net capital distributions to non-controlling interest in consolidated entities	(310)	(1,471)	(168)
Tax benefit of incentive stock options	331	651	639
Purchase of common stock	(4,832)	(430)	(132)
Proceeds from the issuance of common stock	1,823	2,300	2,084
Dividends paid	(13,223)	(11,078)	(8,265)
Net cash (used in) provided by financing activities	(40,398)	256,983	467,353

Net increase (decrease) in cash and cash equivalents	26,907	(14,608)	(9,230)
Cash and cash equivalents at beginning of year	52,166	66,774	76,004
Cash and cash equivalents at end of year	$79,073	$52,166	$66,774

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$46,186	$54,293	$59,895
Income taxes paid	$10,650	$17,500	$11,525

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$6,990	$8,560	$6,078
Adjustment to pension liability	$5,531	$(4,099)	$11,025
5% stock dividend	$15,513	$13,527	$14,246
Unsettled trades to purchase securities	$(145)	$(2,573)	$–
Unsettled trades to sell securities	$–	$8,084	$–
Unsettled issuances of brokered CDs	$4,960	$19,842	$–

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and our nonbank subsidiaries, are summarized below.

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

We determine if we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the non credit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 3 – Comprehensive (Loss) Income.”

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

Nonaccrual Loans.  A loan is placed on nonaccrual when principal or interest is contractually past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection.  In addition, a loan is placed on nonaccrual when, in the opinion of management, the future collectability of interest and principal is in serious doubt.  When classified as nonaccrual, accrued interest receivable on the loan is reversed and the future accrual of interest is suspended.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.

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

Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.  We adopted the provisions of FASB ASC Topic 320, “Investments - Debt and Equity Securities" in 2009.  Declines in the fair value of securities below their cost will be reflected in earnings as realized losses to the extent the impairment is deemed to be other-than-temporary credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income unless there is no ability or intent to hold to recovery.

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

We measured our goodwill for impairment at December 31, 2010.  At December 31, 2010, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2010 and we had no cumulative goodwill impairment.

Repurchase Agreements.  We sell certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset account.  We determine the type of securities to pledge.  Generally we pledge U. S. agency mortgage-backed securities.

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

Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair  value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for us beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010.  See “Note 13 – Fair Value Measurements.”

ASU No. 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset”.  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early application is permitted.  Upon initial adoption of ASU 2010-18, an entity may make a one time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The provisions of ASU 2010-18 did not have a significant impact on our consolidated financial statements.

ASU No. 2010-20. “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”   ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 is effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

2.  EARNINGS PER SHARE

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis as required by FASB ASC Topic 260, "Earnings Per Share," has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Basic and Diluted Earnings:
Net Income – Southside Bancshares, Inc.	$39,491	$44,396	$30,696

Basic weighted-average shares outstanding:	15,733	15,615	15,319
Add: Stock options	27	142	338
Diluted weighted-average shares outstanding	15,760	15,757	15,657

Basic Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.51	$2.84	$2.00

Diluted Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.51	$2.82	$1.96

For the years ended December 31, 2010, 2009 and 2008, there were no antidilutive options.

3.      COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income as required by FASB ASC Topic 220 “Comprehensive Income,” are as follows (in thousands):

	Year Ended December 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$14,212	$(4,974)	$9,238
Non credit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	25,789	(9,026)	16,763
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(11,466)	4,013	(7,453)
Change in pension plans	(5,531)	1,936	(3,595)

Other comprehensive loss	$(16,997)	$5,949	$(11,048)

	Year Ended December 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$37,269	$(13,044)	$24,225
Non credit portion of other-than-temporary impairment losses on the AFS securities	(2,730)	955	(1,775)
Less: reclassification adjustment for gains included in net income	33,446	(11,706)	21,740
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(3,000)	1,050	(1,950)
Net unrealized gains on securities	4,093	(1,433)	2,660
Change in pension plans	4,099	(1,434)	2,665

Other comprehensive income	$8,192	$(2,867)	$5,325

	Year Ended December 31, 2008
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$28,805	$(10,125)	$18,680
Less: reclassification adjustment for gains included in net income	12,334	(4,317)	8,017
Net unrealized gains on securities	16,471	(5,808)	10,663
Change in pension plans	(11,025)	3,973	(7,052)

Other comprehensive income	$5,446	$(1,835)	$3,611

The components of accumulated other comprehensive (loss) income, net of tax, as of December 31, 2010 and 2009, are reflected in the table below (in thousands):

	Years Ended December 31,
	2010	2009

Unrealized gains on AFS securities	$8,706	$16,159
Net unfunded liability for defined benefit plans	(15,525)	(11,930)

Total	$(6,819)	$4,229

4.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2010 and 2009.

5.	SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2010 and 2009, are reflected in the tables below (in thousands):

	December 31, 2010
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized Losses		Fair
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	149,402	5,311	–	179	154,534
Government-Sponsored Enterprises	777,921	16,049	–	2,461	791,509
Total	$1,231,497	$25,806	$2,736	$9,180	$1,245,387

	December 31, 2010
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized Losses		Fair
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	21,888	631	–	55	22,464
Government-Sponsored Enterprises	395,974	8,743	–	609	404,108
Total	$419,357	$9,432	$–	$664	$428,125

	December 31, 2009
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized Losses		Fair
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Value
Investment Securities:
U.S. Treasury	$4,898	$1	$–	$–	$4,899
State and Political Subdivisions	250,391	9,431	–	296	259,526
Other Stocks and Bonds	3,383	3	2,730	21	635
Mortgage-backed Securities:
U.S. Government Agencies	126,264	3,725	–	407	129,582
Government-Sponsored Enterprises	1,092,659	20,787	–	4,846	1,108,600
Total	$1,477,595	$33,947	$2,730	$5,570	$1,503,242

	December 31, 2009
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized Losses		Fair
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Value
Investment Securities:
State and Political Subdivisions	$1,013	$103	$–	$–	$1,116
Other Stocks and Bonds	480	22	–	–	502
Mortgage-backed Securities:
U.S. Government Agencies	16,677	534	–	36	17,175
Government-Sponsored Enterprises	225,988	5,248	–	766	230,470
Total	$244,158	$5,907	$–	$802	$249,263
The following table represents the unrealized loss on securities for the years ended December 31, 2010 and 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	312,985	2,475	21,779	165	334,764	2,640
Total	$449,656	$8,976	$22,238	$2,940	$471,894	$11,916

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$1,104	$20	$53,780	$664
Total	$52,676	$644	$1,104	$20	$53,780	$664

As of December 31, 2009:

Available for Sale
State and Political Subdivisions	$14,520	$160	$2,953	$136	$17,473	$296
Other Stocks and Bonds	–	–	441	2,751	441	2,751
Mortgage-Backed Securities	391,889	5,250	1,065	3	392,954	5,253
Total	$406,409	$5,410	$4,459	$2,890	$410,868	$8,300

Held to Maturity
Mortgage-Backed Securities	$19,705	$802	$–	$–	$19,705	$802
Total	$19,705	$802	$–	$–	$19,705	$802

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At December 31, 2010, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2010 for the TRUPs is approximately $189,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2010 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2010. Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million and $3.0 million at December 31, 2010 and 2009, respectively. The non credit charge to other comprehensive income was estimated at $2.7 million at December 31, 2010 and 2009.  Therefore, the carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2010.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at December 31, 2010 (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$125	C1	Ca
2	2,000	550	1,450	36	B1	Ca
3	2,000	1,450	550	28	B2	C
	$6,000	$3,075	$2,925	$189

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Year Ended December 31, 2010
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,000	$2,730	$5,730
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	75	(36)	39
Balance, end of the period	$3,075	$2,694	$5,769

	Year Ended December 31, 2009
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$–	$–	$–
Charges on securities for which other-than-temporary impairment charges were not previously recognized	3,000	2,730	5,730
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,000	$2,730	$5,730

Interest income recognized on AFS and HTM securities for the years presented:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

U.S. Treasury	$8	$40	$115
U.S. Government Agencies	–	678	690
State and Political Subdivisions	10,926	7,797	5,414
Other Stocks and Bonds	46	147	414
Mortgage-backed Securities	50,130	65,463	55,470

Total interest income on securities	$61,110	$74,125	$62,103

There were no securities transferred from AFS to HTM during 2009 and 2010.  There were no sales from the HTM portfolio during the years ended December 31, 2010, 2009 or 2008.  There were $419.4 million and $244.2 million of securities classified as HTM for the years ended December 31, 2010 and 2009, respectively.

Of the $25.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2010, there were $28.3 million in realized gains and $2.5 million in realized losses.  Of the $33.4 million in net securities gains from the AFS portfolio for the year ended December 31, 2009, there were $33.5 million in realized gains and $0.1 million in realized losses.  Of the $12.3 million in net securities gains from the AFS portfolio for the year ended December 31, 2008, there were $12.5 million in realized gains and $0.2 million in realized losses.

The amortized cost and fair value of securities at December 31, 2010, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$8,594	$8,632
Due after one year through five years	5,876	6,041
Due after five years through ten years	20,968	21,681
Due after ten years	268,736	262,990
	304,174	299,344
Mortgage-backed securities	927,323	946,043
Total	$1,231,497	$1,245,387

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	483	497
Due after ten years	1,012	1,056
	1,495	1,553
Mortgage-backed securities	417,862	426,572
Total	$419,357	$428,125

Investment and mortgage-backed securities with book values of $977.4 million and $1.06 billion were pledged as of December 31, 2010 and 2009, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2010	2009
	(in thousands)
Real Estate Loans:
Construction	$115,094	$105,268
1-4 family residential	219,031	217,677
Other	200,723	212,731
Commercial loans	148,761	159,529
Municipal loans	196,594	150,111
Loans to individuals	197,717	188,260
Total loans	1,077,920	1,033,576
Less: Allowance for loan losses	20,711	19,896
Net loans	$1,057,209	$1,013,680

Loans to Affiliated Parties

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2010 and 2009, these loans totaled $4.5 million and $3.9 million, respectively.  These loans represented 2.1% and 2.0% of shareholders' equity as of December 31, 2010 and 2009, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilized historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

At each review, a subjective analysis methodology is used to grade the respective loan.  Categories of grading vary in severity from loans that do not appear to have a significant probability of loss at the time of review to loans that indicate a probability that the entire balance of the loan will be uncollectible.  If full collection of the loan balance appears unlikely at the time of review, estimates of future expected cash flows or appraisals of the collateral securing the debt are used to allocate the necessary allowances.  The internal loan review department maintains a list of all loans or loan relationships that are graded as having more than the normal degree of risk associated with them.  In addition, a list of specifically reserved loans or loan relationships of $50,000 or more is updated on a quarterly basis in order to properly allocate necessary allowances and keep management informed on the status of attempts to correct the deficiencies noted with respect to the loan.

For loans to individuals the methodology associated with determining the appropriate allowance for losses on loans primarily consists of an evaluation of individual payment histories, remaining term to maturity and underlying collateral support.

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

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved for at significantly higher levels based on the circumstances associated with each specific loan.  In general the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances.  The remaining term extensions increase the risk of collateral deterioration and accordingly, reserves are increased to recognize this risk.

For loans originated after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, during the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

Credit Quality Indicators:

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

•
Satisfactory (Rating 1 – 4) – This rating is assigned to all satisfactory loans.  This category, by definition, should consist of completely acceptable credit.  Credit and collateral exceptions should not be present, although their presence would not necessarily prohibit a loan from being rated Satisfactory, if deficiencies are in process of correction.  These loans will not be included in the Watch List.

•
Satisfactory (Rating 5) – Special Treatment Required – (Pass Watch) – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified by the Loan Review Officer or regulatory authorities; however, particular attention must be accorded such credits due to characteristics such as:

•	A lack of, or abnormally extended payment program;
•	A heavy degree of concentration of collateral without sufficient margin;
•	A vulnerability to competition through lesser or extensive financial leverage;
•	A dependence on a single, or few customers, or sources of supply and materials without suitable substitutes or alternatives.

•
Special Mention (Rating 6) – A Special Mention asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•
Substandard (Rating 7) – Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful (Rating 8) – Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation, in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•
Loss (Rating 9) – Loans classified Loss are considered uncollectible and of such little value that there continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Loans not meeting risk ratings six through nine are reserved for as a group of similar type pass rated credits and included in the general portion of the allowance for loan losses.

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and,
•	Changes in the level of concentrations of credit.

The following is a summary of the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Allowance For Loan Losses:
Balance at beginning of year	$19,896	$16,112	$9,753
Provision for loan losses	13,737	15,093	13,675
Loans charged off	(16,413)	(13,147)	(9,197)
Recoveries of loans charged off	3,491	1,838	1,881
Balance at end of year	$20,711	$19,896	$16,112

Reserve For Unfunded Loan Commitments:
Balance at beginning of year	$5	$7	$50
Provision for losses on unfunded loan commitments	25	(2)	(43)
Balance at end of year	$30	$5	$7

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion as of December 31, 2010 (in thousands):

	Allowance for Loan Losses Ending Allowance Balance Attributable to Loans

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Allowance Balance

Real Estate Loans:
Construction	$1,214	$1,371	$2,585
1-4 Family residential	832	1,156	1,988
Other	914	2,440	3,354
Commercial loan	1,986	1,760	3,746
Municipal loan	125	482	607
Loans to individuals	442	7,536	7,978
Unallocated	–	453	453
Total	$5,513	$15,198	$20,711

	Loans
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Ending Loans Balance

Real Estate Loans:
Construction	$10,355	$104,739	$115,094
1-4 Family residential	8,331	210,700	219,031
Other	10,688	190,035	200,723
Commercial loan	12,144	136,617	148,761
Municipal loan	738	195,856	196,594
Loans to individuals	1,625	196,092	197,717
Total	$43,881	$1,034,039	$1,077,920

The following table presents weighted average risk grades and classified loans by class in Risk Grades 7, 8 and 9 as of December 31, 2010 (in thousands):

	Weighted Average Risk Grade	Classified Loans

Real Estate Loans:
Construction	7.00	$8,174
1-4 family residential	7.13	6,140
Other	7.08	5,802
Commercial loans	7.03	8,647
Municipal Loans	7.00	480
Loans to individuals	7.33	6,751
Total		$35,994

Nonaccrual and Past Due Loans

Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of the expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, in addition to relying on third party appraisals, we use assumptions such as discount rates, and methodologies, such as comparison to the recent selling price of similar assets, consistent with those that would be utilized by unrelated third parties performing a valuation.

Nonaccrual loans and accruing loans past due more than 90 days include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans as of December 31, 2010 (in thousands):

	Nonaccrual	Accruing Loans Past Due More Than 90 Days

Real Estate Loans:
Construction	$4,730	$–
1-4 family residential	2,353	–
Other	1,428	–
Commercial loans	1,799	–
Municipal Loans	–	–
Loans to individuals	4,214	7
Total	$14,524	$7

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Real Estate Loans:
Construction	$515	$655	$4,730	$5,900	$109,194	$115,094
1-4 Family residential	3,437	641	2,353	6,431	212,600	219,031
Other	350	399	1,428	2,177	198,546	200,723
Commercial loan	500	227	1,799	2,526	146,235	148,761
Municipal loan	–	–	–	–	196,594	196,594
Loans to individuals	6,477	1,306	4,221	12,004	185,713	197,717
Total	$11,279	$3,228	$14,531	$29,038	$1,048,882	$1,077,920

Impaired loans were as follows (in thousands):

	2010	2009
Year-end loans with no allocated allowance for loan losses	$69	$287
Year-end loans with allocated allowance for loan losses	16,699	20,226
Total	$16,768	$20,513

Amount of the allowance for loan losses allocated	$3,864	$5,027

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

The following table presents the interest income recognized on nonaccrual and restructured loans by class of loans for the year ended December 31, 2010 (in thousands):

	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$4	$356
1-4 family residential	49	139
Other	16	117
Commercial loans	8	48
Municipal Loans	–	–
Loans to individuals	980	1,547
Total	$1,057	$2,207

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.2 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.7 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.

The following table presents impaired loans by class of loans as of December 31, 2010 in (thousands):

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial Loans	1,826	–	1,799	1,799	719	1,950
Municipal Loans	–	–	–	–	–	–
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

For the years ended December 31, 2010 and 2009, the average recorded investment in impaired loans was approximately $18.6 million and $16.1 million, respectively.

7.  PREMISES AND EQUIPMENT

	December 31,	December 31,
	2010	2009
	(in thousands)

Premises	$59,569	$54,010
Furniture and equipment	22,949	22,053
	82,518	76,063
Less: accumulated depreciation	32,374	29,586
Total	$50,144	$46,477

Depreciation expense was $3.2 million, $2.9 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

8.  OTHER REAL ESTATE OWNED

For the years ended December 31, 2010 and 2009, the total of OREO was $220,000 and $1.9 million, respectively.  OREO is reflected in other assets in our consolidated balance sheet.

For the years ended December 31, 2010, 2009 and 2008, losses on impairment or sale of OREO were $173,000, $781,000 and $174,000, respectively.

For the years ended December 31, 2010, 2009 and 2008, OREO operating expense exceeded income by $157,000, $141,000 and $83,000, respectively.

9.  INTEREST BEARING DEPOSITS

	December 31, 2010	December 31, 2009
	(in thousands)

Savings deposits	$79,466	$70,192
Money market demand deposits	118,794	114,447
Platinum money market deposits	247,192	209,194
NOW demand deposits	181,850	163,465
Certificates and other time deposits of $100,000 or more	215,799	227,838
Certificates and other time deposits under $100,000	342,950	342,412
Public fund deposits	525,073	348,872
Total	$1,711,124	$1,476,420

At December 31, 2010 and 2009, interest-bearing public funds deposits included $238.7 million and $147.7 million in savings and interest bearing checking accounts, $286.1 million and $201.0 million in time deposits of $100,000 or more and $256,000 and $218,000 in time deposits under $100,000, respectively.

For the years ended December 31, 2010, 2009 and 2008, interest expense on time deposits of $100,000 or more was $5.4 million, $8.3 million and $10.0 million, respectively.

At December 31, 2010, the scheduled maturities of certificates and other time deposits, including public funds, are as follows (in thousands):

2011	$559,887
2012	90,282
2013	11,124
2014	16,421
2015 and thereafter	167,386
$845,100

At December 31, 2010, we had a total of $20.0 million of short-term and $141.3 million in long-term brokered certificates of deposit (“CDs”) that represented 7.6% of our deposits.  These brokered CDs mature within six years and are reflected in the CDs under $100,000 category.  At December 31, 2009, we had $131.2 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $165 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.3 million and $1.1 million for December 31, 2010 and 2009, respectively.

10.  SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2010	2009
	(dollars in thousands)

Federal funds purchased and repurchase agreements
Balance at end of period	$3,844	$13,325
Average amount outstanding during the period (1)	6,699	19,270
Maximum amount outstanding during the period (2)	13,187	46,983
Weighted average interest rate during the period (3)	3.1%	2.7%
Interest rate at end of period	3.3%	2.7%

FHLB advances
Balance at end of period	$189,094	$322,351
Average amount outstanding during the period (1)	300,428	187,467
Maximum amount outstanding during the period (2)	401,893	322,351
Weighted average interest rate during the period (3)	2.4%	2.2%
Interest rate at end of period	3.6%	1.5%

Other obligations
Balance at end of period	$2,651	$2,760
Average amount outstanding during the period (1)	2,522	2,311
Maximum amount outstanding during the period (2)	3,135	3,962
Weighted average interest rate during the period (3)	0.2%	–
Interest rate at end of period	0.7%	–

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The maximum amount outstanding at any month-end during the period.
(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has four lines of credit for the purchase of federal funds.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB – The Independent Bankers Bank, respectively.  At December 31, 2010, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $377.3 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2010 or 2009.  Southside Bank obtained $32.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

Securities sold under agreements to repurchase are secured by borrowings and are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $3.8 million at December 31, 2010.  There were $13.3 million sold under agreements to repurchase at December 31, 2009.

Other obligations consist primarily of a treasury tax and loan account.

11. LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2010	2009
	(dollars in thousands)
FHLB advances
Balance at end of period	$373,479	$532,519
Weighted average interest rate during the period (1)	3.6%	3.6%
Interest rate at end of period	3.6%	3.7%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	5.4%	5.7%
Interest rate at end of period	5.3%	5.3%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2010 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total

FHLB advances	$2,269	$362,195	$6,297	$2,718	$373,479
Long-term debt	–	–	–	60,311	60,311
Total long-term obligations	$2,269	$362,195	$6,297	$63,029	$433,790

FHLB advances represent borrowings with fixed interest rates ranging from 1.2% to 7.6% and with maturities of one to eighteen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2010	2009
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.24281% through March 30, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.08438% through February 22, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

The long-term debt was $60.3 million for the years ended December 31, 2010 and 2009.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS.  In addition, as a result of the acquisition, we assumed $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

Beginning in September 2010 and continuing into the fourth quarter of 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date $150 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid
$25,000	09/20/12	36 months	1.325%	$1,105
25,000	09/20/12	48 months	1.674%	1,410
20,000	10/09/12	36 months	1.153%	789
20,000	10/09/12	48 months	1.466%	1,042
20,000	10/09/12	60 months	1.807%	1,216
20,000	05/17/12	48 months	1.710%	917
20,000	05/17/12	60 months	2.085%	1,102
$150,000				$7,581

12.  EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with 18 of its executive officers, which generally provides for payment of an aggregate amount of $8.3 million over a maximum period of 15 years after retirement or death.  Deferred compensation expense was $256,000, $257,000 and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010 and 2009, the deferred compensation plan liability totaled $3.9 million and $3.7 million, respectively.

We provide accident and health insurance for substantially all employees through a self funded insurance program.  Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006.  Effective July 31, 2007, the healthcare plan no longer provides health insurance coverage for any current retirees.  The cost of health care benefits was $3.7 million, $3.6 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  There were no retirees participating in the health insurance plan as of December 31, 2010 and 2009.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2010, 2009 and 2008.   At December 31, 2010 and 2009, 320,699 and 289,093 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

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

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2010, the expected death benefits total $5.7 million.  The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $41,000 and $70,000 for the years ended December 31, 2010 and 2009, respectively.  There was no expense associated with the postretirement liability for the year ended December 31, 2008.

FASB ASC Topic 715, “Compensation-Retirement Benefits,” requires that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits.  We adopted FASB ASC Topic 715 as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment was $351,000.  For the years ended December 31, 2010 and 2009, the split-dollar liability totaled $1.3 million and 1.2 million, respectively.

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

Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as closely as possible the timing of future benefit payments of the plans at December 31, 2010.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2010, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 5.63%; a long-term rate of return on Plan assets of 7.50%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 175,205 shares of our stock at December 31, 2010 and 2009.  Our stock included in Plan assets was purchased at fair market value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2010, our funded status decreased $2.4 million to an underfunded status of $19,000  at December 31, 2010 from a funded status of $2.4 million at December 31, 2009.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2010		2009
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$45,290	$4,789	$42,781	$3,989
Service cost	1,363	154	1,277	108
Interest cost	2,832	384	2,570	271
Actuarial loss	5,538	1,927	150	501
Benefits paid	(1,469)	(80)	(1,386)	(80)
Expenses paid	(83)	–	(102)	–
Benefit obligation at end of year	53,471	7,174	45,290	4,789

Change in Plan Assets:

Fair value of plan assets at end of prior year	47,669	–	36,894	–
Actual return	4,335	–	6,263	–
Employer contributions	3,000	80	6,000	80
Benefits paid	(1,469)	(80)	(1,386)	(80)
Expenses paid	(83)	–	(102)	–
Fair value of plan assets at end of year	53,452	–	47,669	–
Funded status at end of year	(19)	(7,174)	2,379	(4,789)
Accrued benefit (liability) recognized	$(19)	$(7,174)	$2,379	$(4,789)

Accumulated benefit obligation at end of year	$42,043	$4,586	$35,954	$3,202

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows:

	2010
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Recognition of net loss	$1,006	$290
Recognition of prior service credit	(42)	(2)
Net loss occurring during the year	(4,856)	(1,927)
Recognition of transition obligation	–	–
	(3,892)	(1,639)
Deferred tax benefit	1,362	574
Other comprehensive loss, net of tax	$(2,530)	$(1,065)

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2010 were as follows:

	2010
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$1,006	$290
Prior service credit	(42)	(2)
	964	288
Deferred tax benefit	(337)	(101)
Accumulated other comprehensive loss, net of tax	$627	$187

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2010 were as follows:

	2010
	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)

Net loss	$(20,743)	$(3,611)
Prior service credit	464	5
	(20,279)	(3,606)
Deferred tax benefit	7,098	1,262
Accumulated other comprehensive loss, net of tax	$(13,181)	$(2,344)

At December 31, 2010 and 2009, the assumptions used to determine the benefit obligation were as follows:

	2010		2009
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	5.63%	5.63%	6.10%	6.10%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2010, 2009 and 2008 included the following components:
	2010	2009	2008
Defined Benefit Pension Plan	(in thousands)

Service cost	$1,363	$1,277	$1,240
Interest cost	2,832	2,570	2,424
Expected return on assets	(3,652)	(2,878)	(2,990)
Net loss amortization	1,006	1,200	417
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$1,507	$2,127	$1,049

Restoration Plan

Service cost	$154	$108	$85
Interest cost	384	271	228
Net loss amortization	290	209	152
Prior service credit amortization	(2)	(2)	(2)
Net periodic benefit cost	$826	$586	$463

For the years ended December 31, 2010, 2009, and 2008, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2010	2009	2008
Defined Benefit Pension Plan
Discount rate	6.10%	6.10%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	6.10%	6.10%	6.25%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows (in thousands):

	Defined Benefit	Restoration
	Pension Plan	Plan

Net Loss	$1,103	$291
Prior service credit	(42)	(2)
	1,061	289
Deferred tax benefit	(371)	(101)
Other comprehensive loss, net of tax	$690	$188

	Fair Value Measurements at
	December 31, 2010
Asset Category:	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value
		(in thousands)
Cash and cash equivalents:	$3,335	$4,479	$–	$7,814

Equity Securities:
U.S. large cap (1)	25,204	–	–	25,204
U.S. mid cap (1)	2,959	–	–	2,959
U.S. small cap (2)	4,194	–	–	4,194
International developed (3)	456	–	–	456
International emerging (4)	415	–	–	415

Fixed income securities:
Corporate bonds (5)	–	1,493	–	1,493
U.S. Government Agencies (5)	–	8,530		8,530
Municipal Bonds (5)	–	451	–	451
U.S. Agency mortgage-backed securities (6)	–	1,936	–	1,936
Total	$36,563	$16,889	$–	$53,452

(1)	This category is comprised of individual securities that are actively managed.
(2)	This category is also comprised of individual securities that are actively managed. Also included in this category is Southside Bancshares stock that is owned in the Plan.
(3)	This category is comprised of a broadly ‘passive’ mutual fund.
(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.
(5)	This category is comprised of individual investment grade securities that are generally held to maturity.
(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2010.

Our overall investment strategy is to realize long term growth of the plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 65% equities, 33% fixed income and 2% cash equivalents.  Equity securities are diversified among US and international (both developed and emerging), large, mid and small caps, and value and growth securities.  Fixed income securities include U.S. Treasuries, agencies, CDs, corporate bonds, and mortgage backed securities. Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.

As of December 31, 2010, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2011	$1,635	$120
2012	1,880	305
2013	2,065	315
2014	2,314	333
2015	2,581	359
2016 through 2020	16,545	2,894
	$27,020	$4,326

We expect to contribute $2.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2011.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December

31, 2010, 2009 and 2008, expense attributable to the 401(k) Plan amounted to $119,000 $100,000 and $117,000, respectively.

Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan (the “ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of December 31, 2010, there were no nonvested shares.  For the years ended December 31, 2010 and 2009 there was no stock-based compensation expense.

As of December 31, 2010 and 2009, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our stock options as of December 31, 2010, and the changes during the year ended is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	108,115	$5.14
Exercised	(97,807)	$4.53
Cancelled	–	$–
Outstanding at December 31, 2010	10,308	$10.90	2.25	$105,000
Exercisable at December 31, 2010	10,308	$10.90	2.25	$105,000

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $1.5 million, $3.0 million and $2.9 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $419,000, $734,000 and $908,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $331,000, $651,000 and $639,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,102,500 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of December 31, 2010, no awards had been granted under this plan.

13.  FAIR VALUE MEASUREMENT

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

Securities Available for Sale - Securities classified as available for sale primarily consist of U.S. Treasuries, government-sponsored enterprise debentures, mortgage-backed securities, municipal bonds, and, to a lesser extent, TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements, where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows using observable inputs to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions and discount rates.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2010.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered

Level 2 inputs.   At December 31, 2010, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2010, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	154,534	–	154,534
Government-Sponsored Enterprise	–	791,509	–	791,509
Total	$4,893	$1,240,305	$189	$1,245,387

	As of December 31, 2009
Securities Available For Sale	Level 1	Level 2	Level 3	Total
	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,899	$–	$–	$4,899
State and Political Subdivisions	–	259,526	–	259,526
Other Stocks and Bonds	365	–	270	635
Mortgage-backed Securities:
U.S. Government Agencies	–	129,582	–	129,582
Government-Sponsored Enterprise	–	1,108,600	–	1,108,600
Total	$5,264	$1,497,708	$270	$1,503,242

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Years Ended December 31,
	2010	2009
Other Stocks and Bonds

Balance at Beginning of Period	$270	$646

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(75)	(3,000)
Included in other comprehensive income (loss)	(6)	2,624
Purchases, issuances and settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$189	$270

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(75)	$(3,000)

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

Long-term debt - The carrying amount for the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.  This type of debt is not issued as frequently since the economic crisis beginning in 2007 and change to the capital rates issued in 2010.  Therefore the discount rate is a best estimate.

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At December 31, 2010		At December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Financial assets:
Cash and cash equivalents	$79,073	$79,073	$52,166	$52,166
Investment securities:
Available for sale, at estimated fair value	299,344	299,344	265,060	265,060
Held to maturity, at amortized cost	1,495	1,553	1,493	1,618
Mortgage-backed and related securities:
Available for sale, at estimated fair value	946,043	946,043	1,238,182	1,238,182
Held to maturity, at amortized cost	417,862	426,572	242,665	247,645
FHLB stock and other investments, at cost	36,776	36,776	40,694	40,694
Loans, net of allowance for loan losses	1,057,209	1,066,125	1,013,680	1,028,332
Loans held for sale	6,583	6,583	2,857	2,857

Financial liabilities:
Retail deposits	$2,134,428	$2,138,587	$1,870,421	$1,877,145
Federal funds purchased and repurchase agreements	3,844	3,844	13,325	13,325
FHLB advances	562,573	578,561	854,870	873,917
Long-term debt	60,311	50,673	60,311	35,192

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2010 or 2009.

14.  SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.85, $0.75 and $0.60 per share for the years ended December 31, 2010, 2009 and 2008, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2010, we exceeded all regulatory minimum capital requirements.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

As of December 31, 2010, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$274,175	21.09%	$103,981	8.00%	N/A	N/A
Bank Only	$263,186	20.27%	$103,882	8.00%	$129,853	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,837	19.84%	$51,991	4.00%	N/A	N/A
Bank Only	$246,848	19.01%	$51,941	4.00%	$77,912	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,837	8.45%	$122,026	4.00%	N/A	N/A
Bank Only	$246,848	8.10%	$121,893	4.00%	$152,367	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$249,687	19.12%	$104,447	8.00%	N/A	N/A
Bank Only	$247,250	18.94%	$104,420	8.00%	$130,525	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$233,278	17.87%	$52,224	4.00%	N/A	N/A
Bank Only	$230,841	17.69%	$52,210	4.00%	$78,315	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$233,278	8.03%	$116,176	4.00%	N/A	N/A
Bank Only	$230,841	7.95%	$116,100	4.00%	$145,125	5.00%

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

15.  DIVIDEND REINVESTMENT AND COMMON STOCK REPURCHASE PLAN

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2010, 67,978 shares were sold under this plan at an average price of $20.29 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2009, 53,873 shares were sold under this plan at an average price of $21.09 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and Southside Bank and may, at their discretion, modify or discontinue the plan.  During 2010, 260,476 shares of common stock were purchased under this plan at a cost of $4.8 million.  During 2009, no shares of common stock were purchased under this plan.  During the years ended December 31, 2010 and 2009, outside of the board authorized repurchase plan, 1,101 and 30,691 shares were repurchased, respectively, in connection with the exercise of certain employee stock options at a cost of $24,000 and $430,000, respectively.

16.  INCOME TAXES

The provisions for income taxes included in the accompanying statements of income consist of the following (in thousands):
	Years Ended December 31,
	2010	2009	2008
Current tax provision	$11,100	$16,816	$15,601
Deferred tax provision (benefit)	866	(207)	(4,351)
Provision for tax expense charged to operations	$11,966	$16,609	$11,250

The components of the net deferred tax asset as of December 31, 2010 and 2009 are summarized below (in thousands):
	Assets	Liabilities
Writedowns on OREO	$58	$
Allowance for loan losses	6,193
Retirement and other benefit plans		(4,220)
Unrealized gains on securities available for sale		(4,688)
Premises and equipment		(1,007)
FHLB stock dividends		(12)
Other-than-temporary impairment losses	1,076
Unfunded status of defined benefit plan	8,360
State Business Tax Credit	709
Other	208
Gross deferred tax assets (liabilities)	16,604	(9,927)

Net deferred tax asset at December 31, 2010	$6,677

Writedowns on OREO	$306	$
Allowance for loan losses	5,977
Retirement and other benefit plans		(4,069)
Unrealized gains on securities available for sale		(8,701)
Premises and equipment		(286)
FHLB stock dividends		(5)
Other-than-temporary impairment losses	1,050
Unfunded status of defined benefit plan	6,424
State Business Tax Credit	726
Other	189
Gross deferred tax assets (liabilities)	14,672	(13,061)

Net deferred tax asset at December 31, 2009	$1,611

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$18,344	35.0%	$21,865	35.0%	$14,731	35.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(6,323)	(12.1%)	(4,990)	(8.0%)	(3,589)	(8.5%)
Increase in statutory rate	–	–	–	–	(33)	(0.1%)
State Business Tax	91	0.2%	86	0.1%	10	0.0%
Other Net	(146)	(0.3%)	(352)	(0.5%)	131	0.3%
Provision for Tax Expense Charged to Operations	$11,966	22.8%	$16,609	26.6%	$11,250	26.7%

We file income tax returns in the U.S. federal jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

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

We had outstanding unused commitments to extend credit of $113.3 million and $118.7 million at December 31, 2010 and 2009, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2010 and 2009 were $11.5 million and $10.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.0 million and $5.2 million at December 31, 2010 and 2009, respectively.

The scheduled maturities of unused commitments as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Unused commitments:
Due in one year or less	$64,984	$67,773
Due after one year	48,267	50,898
Total	$113,251	$118,671

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Rent expense for leased equipment was $228,000, $222,000 and $198,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2010 were as follows (in thousands):

2011	$1,202
2012	875
2013	652
2014	258
2015	126
Thereafter	14
$3,127

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to sell securities at December 31, 2010.  There were $8.1 million of unsettled trades to sell securities at December 31, 2009.  There were $145,000 of unsettled trades to purchase securities at December 31, 2010.  There were $2.6 million of unsettled trades to purchase securities at December 31, 2009.

Deposits. There were $5.0 million of unsettled issuances of brokered CDs at December 31, 2010.  There were $19.8 million of unsettled issuances of brokered CDs at December 31, 2009.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

18.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 41.0% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

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

The mortgage-backed securities we hold consist exclusively of U.S. agency pass-through securities which are either directly or indirectly backed by the full faith and credit of the United States Government or guaranteed by GSEs.  The GNMA mortgage-backed securities are backed by the full faith and credit of the United States Government and the Fannie Mae and Freddie Mac U.S. agency GSE guaranteed mortgage-backed securities are not backed by the full faith and credit of the United States government.

19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows
(in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$8,500	$873
Investment in bank subsidiaries at equity in underlying net assets	259,602	255,607
Investment in nonbank subsidiaries at equity in underlying net assets	3,525	1,826
Other assets	3,377	4,399

TOTAL ASSETS	$275,004	$262,705

LIABILITIES

Long-term debt	$60,311	$60,311
Other liabilities	370	613

TOTAL LIABILITIES	60,681	60,924

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 40,000,000 shares authorized, 17,660,312 shares issued in 2010 and 16,742,835 shares issued in 2009)	22,075	20,928
Paid-in capital	162,877	146,357
Retained earnings	64,567	53,812
Treasury stock (2,023,838 and 1,762,261 shares at cost)	(28,377)	(23,545)
Accumulated other comprehensive (loss) income	(6,819)	4,229

TOTAL SHAREHOLDERS' EQUITY	214,323	201,781

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$275,004	$262,705

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
INCOME	(in thousands)

Dividends from subsidiary	$28,000	$11,000	$6,000
Interest income	98	102	116
TOTAL INCOME	28,098	11,102	6,116

EXPENSE

Interest expense	3,275	3,409	3,869
Other	1,775	1,378	1,556
TOTAL EXPENSE	5,050	4,787	5,425

Income before income tax expense	23,048	6,315	691
Income tax benefit	1,733	1,640	1,864
Income before equity in undistributed earnings of subsidiaries	24,781	7,955	2,555
Equity in undistributed earnings of subsidiaries	14,710	36,441	28,141
NET INCOME	$39,491	$44,396	$30,696

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

OPERATING ACTIVITIES:
Net Income	$39,491	$44,396	$30,696
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(14,710)	(36,441)	(28,141)
Decrease (increase) in other assets	1,022	(844)	(401)
(Decrease) increase in other liabilities	(243)	265	(56)
Net cash provided by operating activities	25,560	7,376	2,098

INVESTING ACTIVITIES:
Investment in subsidiaries	(1,701)	1,226	–
Net cash (used in) provided by investing activities	(1,701)	1,226	–

FINANCING ACTIVITIES:
Purchase of common stock	(4,832)	(430)	(132)
Proceeds from issuance of common stock	1,823	2,300	2,084
Dividends paid	(13,223)	(11,078)	(8,265)
Net cash used in financing activities	(16,232)	(9,208)	(6,313)

Net increase (decrease) in cash and cash equivalents	7,627	(606)	(4,215)
Cash and cash equivalents at beginning of year	873	1,479	5,694

Cash and cash equivalents at end of year	$8,500	$873	$1,479

20.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share data)

	2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$32,809	$32,753	$30,825	$34,987
Interest expense	10,477	11,464	11,455	11,911
Net interest income	22,332	21,289	19,370	23,076
Provision for loan losses	4,409	3,201	2,260	3,867
Noninterest income	9,175	14,678	13,170	14,373
Noninterest expense	18,228	17,655	17,979	17,452
Income before income tax expense	8,870	15,111	12,301	16,130
Provision for income tax expense	1,670	3,811	2,530	3,955
Net income	7,200	11,300	9,771	12,175
Less: Net (income) loss attributable to the noncontrolling interest	346	(252)	(519)	(530)
Net income attributable to Southside Bancshares, Inc.	7,546	11,048	9,252	11,645

Earnings per common share
Basic	$0.49	$0.70	$0.58	$0.74
Diluted	$0.49	$0.70	$0.58	$0.74

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$37,407	$35,399	$35,727	$36,660
Interest expense	12,241	12,736	13,272	14,423
Net interest income	25,166	22,663	22,455	22,237
Provision for loan losses	5,113	2,973	3,417	3,590
Noninterest income	12,854	12,513	12,393	18,914
Noninterest expense	19,074	17,751	18,288	16,517
Income before income tax expense	13,833	14,452	13,143	21,044
Provision for income tax expense	3,588	3,620	3,255	6,146
Net income	10,245	10,832	9,888	14,898
Less: Net (income) loss attributable to the noncontrolling interest	132	(335)	(511)	(753)
Net income attributable to Southside Bancshares, Inc.	10,377	10,497	9,377	14,145

Earnings per common share
Basic	$0.66	$0.67	$0.60	$0.91
Diluted	$0.66	$0.66	$0.60	$0.90