Form 10-Q
period 2011-03-31
SOUTHSIDE BANCSHARES INC
filed 2011-05-06
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 22, 2011 was 16,441,417 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$48,185	$56,188
Interest earning deposits	1,435	22,885
Total cash and cash equivalents	49,620	79,073
Investment securities:
Available for sale, at estimated fair value	320,720	299,344
Held to maturity, at amortized cost	1,495	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,091,710	946,043
Held to maturity, at amortized cost	407,939	417,862
FHLB stock, at cost	29,216	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	2,665	6,583
Loans:
Loans	1,063,644	1,077,920
Less: allowance for loan losses	(19,780)	(20,711)
Net Loans	1,043,864	1,057,209
Premises and equipment, net	50,340	50,144
Goodwill	22,034	22,034
Other intangible assets, net	708	777
Interest receivable	15,215	18,033
Deferred tax asset	6,269	6,677
Other assets	54,857	57,571
TOTAL ASSETS	$3,098,716	$2,999,621
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$459,906	$423,304
Interest bearing	1,740,917	1,711,124
Total Deposits	2,200,823	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	2,981	3,844
FHLB advances	214,456	189,094
Other obligations	2,144	2,651
Total Short-term obligations	219,581	195,589
Long-term obligations:
FHLB advances	322,242	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	382,553	433,790
Other liabilities	73,376	20,378
TOTAL LIABILITIES	2,876,333	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,465,255 shares issued in 2011 (including 790,405 shares declared on March 31, 2011 as a stock dividend) and 17,660,312 shares issued in 2010	23,081	22,075
Paid-in capital	178,274	162,877
Retained earnings	53,117	64,567
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive loss	(5,575)	(6,819)
TOTAL SHAREHOLDERS' EQUITY	220,520	214,323
Noncontrolling interest	1,863	1,113
TOTAL EQUITY	222,383	215,436
TOTAL LIABILITIES AND EQUITY	$3,098,716	$2,999,621

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2011	2010
Interest income
Loans	$17,271	$17,765
Investment securities – taxable	18	26
Investment securities – tax-exempt	3,229	2,826
Mortgage-backed and related securities	11,297	14,277
FHLB stock and other investments	80	82
Other interest earning assets	10	11
Total interest income	31,905	34,987
Interest expense
Deposits	4,036	5,005
Short-term obligations	1,729	1,680
Long-term obligations	3,881	5,226
Total interest expense	9,646	11,911
Net interest income	22,259	23,076
Provision for loan losses	2,138	3,867
Net interest income after provision for loan losses	20,121	19,209
Noninterest income
Deposit services	3,879	4,064
Gain on sale of securities available for sale	1,805	8,355

Total other-than-temporary impairment losses	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	(36)
Net impairment losses recognized in earnings	–	(75)

Gain on sale of loans	283	281
Trust income	651	530
Bank owned life insurance income	286	285
Other	1,105	933
Total noninterest income	8,009	14,373
Noninterest expense
Salaries and employee benefits	11,691	10,942
Occupancy expense	1,721	1,643
Equipment expense	493	437
Advertising, travel & entertainment	553	537
ATM and debit card expense	215	167
Director fees	191	177
Supplies	224	270
Professional fees	555	406
Postage	179	186
Telephone and communications	337	373
FDIC Insurance	763	679
Other	1,810	1,635
Total noninterest expense	18,732	17,452

Income before income tax expense	9,398	16,130
Provision for income tax expense	1,216	3,955
Net income	8,182	12,175
Less: Net income attributable to the noncontrolling interest	(865)	(530)
Net income attributable to Southside Bancshares, Inc.	$7,317	$11,645
Earnings per common share – basic	$0.45	$0.70
Earnings per common share – diluted	$0.45	$0.70
Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2011	2010
Common Stock
Balance, beginning of period	$22,075	$20,928
Issuance of common stock (14,538 shares in 2011 and 60,543 shares in 2010)	18	76
Stock dividend declared	988	942
Balance, end of period	23,081	21,946
Paid-in capital
Balance, beginning of period	162,877	146,357
Issuance of common stock (14,538 shares in 2011 and 60,543 shares in 2010)	274	396
Tax benefit of incentive stock options	2	145
Stock dividend declared	15,121	14,562
Balance, end of period	178,274	161,460
Retained earnings
Balance, beginning of period	64,567	53,812
Net income attributable to Southside Bancshares, Inc.	7,317	11,645
Dividends paid on common stock ($0.17 per share in 2011 and $0.17 per share in 2010)	(2,658)	(2,552)
Stock dividend declared	(16,109)	(15,504)
Balance, end of period	53,117	47,401
Treasury Stock
Balance, beginning of period	(28,377)	(23,545)
Purchase of common stock (1,101 shares in 2010)	–	(24)
Balance, end of period	(28,377)	(23,569)
Accumulated other comprehensive loss
Balance, beginning of period	(6,819)	4,229
Net unrealized gains on available for sale securities, net of tax	2,187	560
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(1,174)	(5,431)
Non-credit portion of other-than-temporary impairment losses on available for sale securities, net of tax	–	23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax	–	49
Adjustment to net periodic benefit cost, net of tax	231	161
Net change in accumulated other comprehensive income (loss)	1,244	(4,638)
Balance, end of period	(5,575)	(409)
Total shareholders’ equity	220,520	206,829
Noncontrolling interest
Balance, beginning of period	1,113	468
Net income attributable to noncontrolling interest shareholders	865	530
Capital distribution to noncontrolling interest shareholders	(115)	(156)
Balance, end of period	1,863	842
Total equity	$222,383	$207,671

Comprehensive income
Net income	$8,182	$12,175
Net change in accumulated other comprehensive income (loss)	1,244	(4,638)
Comprehensive income	9,426	7,537
Comprehensive income attributable to the noncontrolling interest	(865)	(530)
Comprehensive income attributable to Southside Bancshares, Inc.	$8,561	$7,007

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$8,182	$12,175
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	806	775
Amortization of premium	8,708	7,120
Accretion of discount and loan fees	(1,171)	(1,271)
Provision for loan losses	2,138	3,867
Decrease in interest receivable	2,818	3,134
(Increase) decrease in other assets	(2,299)	1,052
Net change in deferred taxes	(262)	(50)
Decrease in interest payable	(409)	(430)
Increase in other liabilities	1,356	4,380
Decrease in loans held for sale	3,918	821
Gain on sale of securities available for sale	(1,805)	(8,355)
Net other-than-temporary impairment losses	–	75
Gain on sale of assets	–	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	130	20
Gain on sale of other real estate owned	–	(15)
Net cash provided by operating activities	22,200	23,291

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	9,801	12,265
Proceeds from sales of mortgage-backed securities available for sale	172,354	388,909
Proceeds from maturities of investment securities available for sale	8,722	2,784
Proceeds from maturities of mortgage-backed securities available for sale	73,933	96,982
Proceeds from maturities of mortgage-backed securities held to maturity	13,356	18,129
Proceeds from redemption of FHLB stock	9,738	2,360
Purchases of investment securities available for sale	(29,344)	(15,248)
Purchases of mortgage-backed securities available for sale	(353,601)	(317,794)
Purchases of mortgage-backed securities held to maturity	(5,301)	(215,686)
Purchases of FHLB stock and other investments	(4,242)	(36)
Net decrease in loans	10,529	11,328
Purchases of premises and equipment	(1,092)	(1,795)
Proceeds from sales of premises and equipment	–	38
Proceeds from sales of other real estate owned	–	419
Proceeds from sales of repossessed assets	1,517	1,199
Net cash used in investing activities	(93,630)	(16,146)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	44,367	125,151
Net increase (decrease) in certificates of deposit	26,827	(67,420)
Net decrease in federal funds purchased and repurchase agreements	(863)	(6,155)
Proceeds from FHLB advances	1,074,136	1,203,170
Repayment of FHLB advances	(1,100,011)	(1,273,780)
Net capital distributions to non-controlling interest in consolidated entities	(115)	(156)
Tax benefit of incentive stock options	2	145
Purchase of common stock	–	(24)
Proceeds from the issuance of common stock	292	472
Dividends paid	(2,658)	(2,552)
Net cash provided by (used in) financing activities	41,977	(21,149)

Net decrease in cash and cash equivalents	(29,453)	(14,004)
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$49,620	$38,162

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$10,055	$12,341
Income taxes paid	–	–

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$1,576	$1,930
Declaration of 5% stock dividend	16,109	15,504
Adjustment to pension liability	(355)	(247)
Unsettled trades to purchase securities	(52,044)	(37,458)
Unsettled trades to sell securities	–	1,453
Unsettled issuances of brokered CDs	–	19,830

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

The consolidated balance sheet as of March 31, 2011, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three month period ended March 31, 2011 and 2010 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Accounting Standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for us on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 9 – Fair Value Measurements.

ASU No. 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  ASU 2010-18 provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The provisions of ASU 2010-18 did not have a significant impact on our consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for our financial statements that include periods on or after January 1, 2011.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of ASU 2010-28 became effective on January 1, 2011 and did not have a significant impact on our financial statements.

ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310)”, was issued January 2011 deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 are effective for the first interim or annual period beginning on or after June 15, 2011 or September 30, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect the adoption of the Update to have a material effect on our financial statements at the date of adoption.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on our financial statements.

2.     Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2011	2010
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$7,317	$11,645

Basic weighted-average shares outstanding:	16,429	16,546
Add: Stock options	5	67
Diluted weighted-average shares outstanding	16,434	16,613

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.45	$0.70

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.45	$0.70

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

For the three month period ended March 31, 2011 and 2010, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$3,364	$(1,177)	$2,187
Less: reclassification adjustment for gains included in net income	1,805	(631)	1,174
Net unrealized gains on securities	1,559	(546)	1,013
Change in pension plans	355	(124)	231
Other comprehensive income	$1,914	$(670)	$1,244

	Three Months Ended March 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$861	$(301)	$560
Non credit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	8,355	(2,924)	5,431
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(7,383)	2,584	(4,799)
Change in pension plans	247	(86)	161
Other comprehensive loss	$(7,136)	$2,498	$(4,638)

4. Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2011 and December 31, 2010, are reflected in the tables below (in thousands):

	March 31, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	308,998	8,837	–	2,820	315,015
Other Stocks and Bonds	2,925	–	1,920	–	1,005
Mortgage-backed Securities:
U.S. Government Agencies	164,473	4,983	–	656	168,800
Government-Sponsored Enterprises	915,951	13,490	–	6,531	922,910
Total	$1,397,047	$27,310	$1,920	$10,007	$1,412,430

	March 31, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,011	$81	$–	$–	$1,092
Other Stocks and Bonds	484	20	–	–	504
Mortgage-backed Securities:
U.S. Government Agencies	20,432	601	–	16	21,017
Government-Sponsored Enterprises	387,507	7,419	–	1,187	393,739
Total	$409,434	$8,121	$–	$1,203	$416,352

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	149,402	5,311	–	179	154,534
Government-Sponsored Enterprises	777,921	16,049	–	2,461	791,509
Total	$1,231,497	$25,806	$2,736	$9,180	$1,245,387

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	21,888	631	–	55	22,464
Government-Sponsored Enterprises	395,974	8,743	–	609	404,108
Total	$419,357	$9,432	$–	$664	$428,125

The following table represents the unrealized loss on securities for the three months ended March 31, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2011:

Available for Sale
State and Political Subdivisions	$98,793	$2,778	$268	$42	$99,061	$2,820
Other Stocks and Bonds	–	–	1,005	1,920	1,005	1,920
Mortgage-Backed Securities	497,018	7,081	9,551	106	506,569	7,187
Total	$595,811	$9,859	$10,824	$2,068	$606,635	$11,927

Held to Maturity
Mortgage-Backed Securities	$62,218	$249	$34,296	$954	$96,514	$1,203
Total	$62,218	$249	$34,296	$954	$96,514	$1,203

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	312,985	2,475	21,779	165	334,764	2,640

Total	$449,656	$8,976	$22,238	$2,940	$471,894	$11,916

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$1,104	$20	$53,780	$664
Total	$52,676	$644	$1,104	$20	$53,780	$664

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At March 31, 2011, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2011 for the TRUPs is approximately $1.0 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2011 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2011.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both March 31, 2011 and December 31, 2010. The non credit charge to other comprehensive income was estimated at $1.9 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.  There was no additional writedown of the TRUPs recognized in earnings for the three months ended March 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at March 31, 2011 (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$285	C1	Ca
2	2,000	550	1,450	360	B1	Ca
3	2,000	1,450	550	360	B2	C
	$6,000	$3,075	$2,925	$1,005

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Three Months Ended March 31, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

Interest income recognized on AFS and HTM securities for the periods presented (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
U.S. Treasury	$1	$2
State and Political Subdivisions	3,237	2,836
Other Stocks and Bonds	9	14
Mortgage-backed Securities	11,297	14,277
Total interest income on securities	$14,544	$17,129

There were no securities transferred from AFS to HTM during the three months ended March 31, 2011 or 2010.  There were no sales from the HTM portfolio during the three months ended March 31, 2011 or 2010.  There were $409.4 million of securities classified as HTM for the three months ended March 31, 2011 compared to $419.4 million of securities classified as HTM for the year ended December 31, 2010.

Of the $1.8 million in net securities gains from the AFS portfolio for the three months ended March 31, 2011, there were $1.8 million in realized gains and $45,000 in realized losses.  Of the $8.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2010, there were $9.3 million in realized gains and $0.9 million in realized losses.

The amortized cost and fair value of securities at March 31, 2011 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment Securities
Due in one year or less	$6,946	$6,981
Due after one year through five years	6,991	7,170
Due after five years through ten years	27,240	28,332
Due after ten years	275,446	278,237
	316,623	320,720
Mortgage-backed securities	1,080,424	1,091,710
Total	$1,397,047	$1,412,430

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	484	504
Due after ten years	1,011	1,092
	1,495	1,596
Mortgage-backed securities	407,939	414,756
Total	$409,434	$416,352

Investment and mortgage-backed securities with book values of $940.6 million at March 31, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals for the periods presented (in thousands):

	At	At
	March 31,	December 31,
	2011	2010
Real Estate Loans:
Construction	$111,635	$115,094
1-4 Family residential	218,178	219,031
Other	202,986	200,723
Commercial loans	143,265	148,761
Municipal loans	198,561	196,594
Loans to individuals	189,019	197,717
Total loans	$1,063,644	$1,077,920

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

Credit Quality Indicators

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

•
Loss (Rating 9) – Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and,
•	Changes in the level of concentrations of credit.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision for loan losses	247	74	(148)	190	(2)	1,634	143	2,138
Loans charged off	–	(319)	(80)	(550)	–	(3,099)	–	(4,048)
Recoveries of loans charged off	–	65	195	111	–	608	–	979
Balance at end of period	$2,832	$1,808	$3,321	$3,497	$605	$7,121	$596	$19,780

Ending balance – individually evaluated for impairment	$1,157	$763	$835	$1,798	$118	$427	$–	$5,098
Ending balance – collectively evaluated for impairment	1,675	1,045	2,486	1,699	487	6,694	596	14,682
Balance at end of period	$2,832	$1,808	$3,321	$3,497	$605	$7,121	$596	$19,780

	Three Months Ended March 31, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896
Provision for loan losses	195	234	144	590	114	2,523	67	3,867
Loans charged off	(873)	(108)	(200)	(613)	–	(3,132)	–	(4,926)
Recoveries of loans charged off	15	3	–	58	–	555	–	631
Balance at end of period	$2,417	$1,589	$3,119	$3,219	$514	$7,267	$1,343	$19,468

Ending balance – individually evaluated for impairment	$1,172	$451	$550	$1,293	$133	$473	$–	$4,072
Ending balance – collectively evaluated for impairment	1,245	1,138	2,569	1,926	381	6,794	1,343	15,396
Balance at end of period	$2,417	$1,589	$3,119	$3,219	$514	$7,267	$1,343	$19,468

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Reserve For Unfunded Loan Commitments:
Balance at beginning of year	$30	$5
Provision for losses on unfunded loan commitments	–	15
Balance at end of year	$30	$20

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
March 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$9,826	$7,832	$10,294	$10,978	$709	$1,474	$41,113
Loans collectively evaluated for impairment	101,809	210,346	192,692	132,287	197,852	187,545	1,022,531
Total ending loans balance	$111,635	$218,178	$202,986	$143,265	$198,561	$189,019	$1,063,644

	Real Estate
December 31, 2010	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$10,355	$8,331	$10,688	$12,144	$738	$1,625	$43,881
Loans collectively evaluated for impairment	104,739	210,700	190,035	136,617	195,856	196,092	1,034,039
Total ending loans balance	$115,094	$219,031	$200,723	$148,761	$196,594	$197,717	$1,077,920

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

March 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$101,810	$760	$1,362	$7,623	$80	$–	$111,635
1-4 Family residential	210,346	634	1,347	5,093	758	–	218,178
Other	192,692	100	4,732	5,364	98	–	202,986
Commercial loans	132,287	1,983	1,186	7,459	350	–	143,265
Municipal loans	197,852	258	–	451	–	–	198,561
Loans to individuals	176,061	8,328	23	2,818	1,780	9	189,019
Total	$1,011,048	$12,063	$8,650	$28,808	$3,066	$9	$1,063,644

December 31, 2010	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$104,739	$761	$1,420	$8,174	$–	$–	$115,094
1-4 Family residential	210,699	812	1,379	5,332	809	–	219,031
Other	190,036	102	4,784	5,418	298	85	200,723
Commercial loans	136,617	2,273	1,224	8,403	199	45	148,761
Municipal loans	195,856	258	–	480	–	–	196,594
Loans to individuals	182,174	8,766	27	4,564	2,175	11	197,717
Total	$1,020,121	$12,972	$8,834	$32,371	$3,481	$141	$1,077,920

The following table sets forth nonperforming assets for the periods presented:

	At March 31, 2011	At December 31, 2010
	(in thousands)

Nonaccrual loans	$14,289	$14,524
Accruing loans past due more than 90 days	63	7
Restructured loans	2,036	2,320
Other real estate owned	452	220
Repossessed assets	353	638
Total Nonperforming Assets	$17,193	$17,709

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	March 31, 2011		December 31, 2010
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$4,225	$–	$4,730	$–
1-4 Family residential	2,778	–	2,353	–
Other	2,006	–	1,428	–
Commercial loans	1,903	63	1,799	–
Loans to individuals	3,377	–	4,214	7
Total	$14,289	$63	$14,524	$7

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$1,032	$285	$4,225	$5,542	$106,093	$111,635
1-4 Family residential	3,536	762	2,778	7,076	211,102	218,178
Other	951	–	2,006	2,957	200,029	202,986
Commercial loans	600	522	1,966	3,088	140,177	143,265
Municipal loans	–	–	–	–	198,561	198,561
Loans to individuals	4,161	585	3,377	8,123	180,896	189,019
Total	$10,280	$2,154	$14,352	$26,786	$1,036,858	$1,063,644

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Loans with no allocated allowance for loan losses	$45	$69
Loans with allocated allowance for loan losses	16,245	16,699
Total	$16,290	$16,768

Amount of the allowance for loan losses allocated	$3,457	$3,864

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented (in thousands):

	March 31, 2011
	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$3	$80
1-4 Family residential	3	47
Other	15	38
Commercial loans	4	22
Municipal loans	–	–
Loans to individuals	120	351
Total	$145	$538

The following table sets forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

March 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$5,564	$–	$4,225	$4,225	$512	$4,290
1-4 Family residential	2,837	–	2,778	2,778	465	2,490
Other	2,398	–	2,006	2,006	219	1,633
Commercial loans	1,941	–	1,903	1,903	703	1,821
Municipal loans	–	–	–	–	–	–
Loans to individuals	5,668	45	5,333	5,378	1,558	6,003
Total	$18,408	$45	$16,245	$16,290	$3,457	$16,237

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 Family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial loans	1,826	–	1,799	1,799	719	1,950
Municipal loans	–	–	–	–	–	–
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

6. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
FHLB Advances (1)
Varying maturities to 2028	$322,242	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$382,553	$433,790

(1)	At March 31, 2011, the weighted average cost of these advances was 3.60%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.247% through June 29, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.1125% through May 22, 2011 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Beginning in September 2010 and continuing into the first quarter of 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid
$25,000	09/20/12	36 months	1.325%	$1,105
25,000	09/20/12	48 months	1.674%	1,410
20,000	10/09/12	36 months	1.153%	789
20,000	10/09/12	48 months	1.466%	1,042
20,000	10/09/12	60 months	1.807%	1,216
20,000	05/17/12	48 months	1.710%	917
20,000	05/17/12	60 months	2.085%	1,102
20,000	03/18/13	60 months	2.510%	1,528
15,000	03/18/13	36 months	1.622%	828
15,000	03/18/13	48 months	2.086%	1,017
$200,000				$10,954

7.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$394	$339	$43	$29
Interest cost	741	678	100	72
Expected return on assets	(972)	(879)	–	–
Net loss recognition	285	213	81	45
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$438	$341	$223	$145

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute $2.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2011.  As of March 31, 2011, no contributions had been made to our defined benefit plan, and contributions of $20,000 had been made to our restoration plan.

8.  Incentive Stock Options

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of March 31, 2011 and 2010, there were no nonvested shares.  For the three months ended March 31, 2011 and 2010, there was no stock-based compensation expense.

As of March 31, 2011 and 2010, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A summary of the status of our stock options as of March 31, 2011 and the changes during the three months ended March 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	10,825	$10.38	–	–
Exercised	(838)	$10.38	–	–
Cancelled	–	$–	–	–
Outstanding at March 31, 2011	9,987	$10.38	2.0	$100
Exercisable at March 31, 2011	9,987	$10.38	2.0	$100

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised during the three months ended March 31, 2011 and 2010 were $7,000 and $775,000, respectively.

Cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $9,000 and $212,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises were $2,000 and $145,000 for the three months ended March 31, 2011 and 2010, respectively.

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,157,625 shares of our common stock are reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  As of March 31, 2011, no awards had been granted under this plan.

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

Securities Available for Sale - Securities classified as AFS primarily consist of U.S. Treasuries, government-sponsored enterprise debentures, mortgage-backed securities, municipal bonds, and, to a lesser extent, TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements, where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing) and/or discounted cash flows using observable inputs to estimate a value of these securities, or Level 2 measurements.  Discounted cash flow analyses are typically based on market interest rates, prepayment speeds and/or option adjusted spreads.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions and discount rates.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At March 31, 2011, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loans losses.

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2011	2010	2010
Carrying Value	$16,290	$16,768	$20,438
Valuation Allowance	3,457	3,864	4,363
Total Reported Fair Value	$12,833	$12,904	$16,075

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	315,015	–	315,015
Other Stocks and Bonds	–	–	1,005	1,005
Mortgage-backed Securities:
U.S. Government Agencies	–	168,800	–	168,800
Government-Sponsored Enterprise	–	922,910	–	922,910
Total	$4,700	$1,406,725	$1,005	$1,412,430

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	154,534	–	154,534
Government-Sponsored Enterprise	–	791,509	–	791,509
Total	$4,893	$1,240,305	$189	$1,245,387

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2011	2010
Other Stocks and Bonds

Balance at Beginning of Period	$189	$270

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(75)
Included in other comprehensive income (loss)	816	36
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$1,005	$231

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(75)

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

Long-term debt - The carrying amount for the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.  This type of debt is not issued as frequently since the economic crisis beginning in 2007 and change to the capital rates issued in 2010.  Therefore, the discount rate is a best estimate.

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$49,620	$49,620	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	320,720	320,720	299,344	299,344
Held to maturity, at amortized cost	1,495	1,596	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,091,710	1,091,710	946,043	946,043
Held to maturity, at amortized cost	407,939	414,756	417,862	426,572
FHLB stock and other investments, at cost	31,280	31,280	36,776	36,776
Loans, net of allowance for loan losses	1,043,864	1,048,970	1,057,209	1,066,125
Loans held for sale	2,665	2,665	6,583	6,583

Financial liabilities:
Retail deposits	$2,200,823	$2,206,155	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	2,981	2,981	3,844	3,844
FHLB advances	536,698	552,821	562,573	578,561
Long-term debt	60,311	45,526	60,311	50,673

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at March 31, 2011 or December 31, 2010.

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

We had outstanding unused commitments to extend credit of $116.1 million and $113.3 million at March 31, 2011 and December 31, 2010, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2011 and December 31, 2010 were $11.6 million and $11.5 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.5 million and $5.0 million at March 31, 2011 and December 31, 2010, respectively.

The scheduled maturities of unused commitments as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Unused commitments:
Due in one year or less	$75,386	$64,984
Due after one year	40,742	48,267
Total	$116,128	$113,251

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

Securities. In the normal course of business we buy and sell securities.  There were $52.0 million of unsettled trades to purchase securities at March 31, 2011.  There were no unsettled trades to sell securities at March 31, 2011 or December 31, 2010.  There were $145,000 of unsettled trades to purchase securities at December 31, 2010.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2011.  There were $5.0 million of unsettled issuances of brokered CDs at December 31, 2010.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

We reported a decrease in net income for the three months ended March 31, 2011 compared to the same period in 2010.  Net income attributable to Southside Bancshares, Inc. for the three months ended March 31, 2011 was $7.3 million, compared to $11.6 million, for the same period in 2010.

On March 31, 2011, we declared a 5% stock dividend payable to shareholders of record as of April 20, 2011, and payable on May 11, 2011.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
•	adverse changes in the credit portfolio of other U.S. financial institutions relative to the performance of certain of our investment securities;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
•
changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•	increases in our nonperforming assets;
•	our ability to maintain adequate liquidity to fund operations and growth;
•	the failure of our assumptions underlying allowance for loan losses and other estimates;
•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;
•	changes impacting our balance sheet and leverage strategy;
•	our ability to monitor interest rate risk;
•	significant increases in competition in the banking and financial services industry;
•	changes in consumer spending, borrowing and saving habits;
•	technological changes;
•	our ability to increase market share and control expenses;
•	the effect of changes in federal or state tax laws;
•	the effect of compliance with legislation or regulatory changes;
•	the effect of changes in accounting policies and practices;
•	risks of mergers and acquisitions including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	credit risks of borrowers, including any increase in those risks due to changing economic conditions; and
•	risks related to loans secured by real estate, including the risk that the value and marketability of collateral could decline.

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

As of March 31, 2011, our review of the loan portfolio indicated that a loan loss allowance of $19.8 million was adequate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at March 31, 2011, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on non-binding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at March 31, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity.  Securities classified as AFS or HTM are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include:  whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the non credit portion to other comprehensive income.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2011 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2011 for the TRUPs is approximately $1.0 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2011.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both March 31, 2011 and December 31, 2010.  The non credit charge to other comprehensive income was estimated at $1.9 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.  There was no additional writedown of the TRUPs recognized in earnings for the three months ended March 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2010.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2011, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.63%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increases to $200 million the total amount of options of this type we have purchased.  A table detailing the optional advance commitment terms is presented in “Note 6 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees, which at March 31, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  In determining quarterly, if it is still probable we will exercise the advance commitments we compare the all in costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2011 and December 31, 2010, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

The quarter ended March 31, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $1.8 million during the three months ended March 31, 2011.  During the first quarter ended March 31, 2011, as interest rates continued to increase, we sold primarily lower yielding, longer duration municipal securities and lower coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in the higher interest rate environment.  During the first quarter ended March 31, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields increased, loans decreased and deposits increased.  The net result was an increase of $157.1 million in our investment and U.S. agency mortgage-backed securities from $1.66 billion at December 31, 2010, to $1.82 billion at March 31, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.02% at March 31, 2011.  At March 31, 2011, securities as a percentage of assets increased to 58.8%, when compared to 55.5% at December 31, 2010 and decreased as compared to 59.4% at March 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at March 31, 2011 decreased 4.6%, or $25.9 million, to $536.7 million from $562.6 million at December 31, 2010, primarily as a result of an increase in deposits.  During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increases to $200 million the total amount of options of this type we have purchased.  As of March 31, 2011 we had $164.3 million in long-term brokered CDs.  All of the long-term brokered CDs have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the three months ended March 31, 2011, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 34.4% at March 31, 2011, from 52.6% at March 31, 2010 and 36.7% at December 31, 2010.

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

Net interest income for the three months ended March 31, 2011 was $22.3 million, a decrease of $817,000, or 3.5%, compared to the same period in 2010.  The overall decrease in net interest income was primarily the result of decreases in interest income from mortgage-backed and related securities which was due primarily to an increase in amortization expense that resulted from an overall increase in prepayments on mortgage-backed securities, reinvestment of mortgage-backed securities prepayments into a lower overall interest rate environment and, to a lesser extent,  a decrease in interest income from loans.  These were partially offset by decreases in interest expense and an increase in interest income from tax-exempt investment securities.

During the three months ended March 31, 2011, total interest income decreased $3.1 million, or 8.8%, to $31.9 million compared to $35.0 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.51% for the three months ended March 31, 2010 to 4.93% for the three months ended March 31, 2011 which more than offset the increase in average interest earning assets of $91.9 million, or 3.4%, from $2.7 billion to $2.8 billion.  Total interest expense decreased $2.3 million, or 19.0%, to $9.6 million during the three months ended March 31, 2011 as compared to $11.9 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2011, to 1.67% from 2.09% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $36.5 million, or 1.6%, from $2.31 billion for the three months ended March 31, 2010 to $2.35 billion for the same period in 2011.

Net interest income decreased during the three months ended March 31, 2011 when compared to the same period in 2010 primarily as a result of a decrease in interest income on loans and mortgage-backed and related securities.  Our average interest earning assets increased $91.9 million, or 3.4%.  The decrease in the yield on interest earning assets is reflective of a 43 basis point decrease in the yield on loans and a 73 basis point decrease in the yield on our securities portfolio.  The decrease in the average yield on interest bearing liabilities of 42 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended March 31, 2011, our net interest spread and net interest margin decreased to 3.26% and 3.55%, respectively, from 3.42% and 3.74% when compared to the same period in 2010.

During the three months ended March 31, 2011, average loans increased $43.2 million, or 4.2%, compared to the same period in 2010.  Construction loans, 1-4 family residential mortgage loans and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.34% for the three months ended March 31, 2010 to 6.91% for the three months ended March 31, 2011.  The decrease in interest income on loans of $494,000, or 2.8%, to $17.3 million for the three months ended March 31, 2011, when compared to $17.8 million for the same period in 2010 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities increased $60.0 million, or 3.6%, from $1.6 billion to $1.7 billion, for the three months ended March 31, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to a higher interest rate environment which resulted in buying opportunities available throughout early 2011.  At March 31, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.82% during the three months ended March 31, 2011, from 4.55% during the same period in 2010.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to lower interest rates in the latter half of 2010 creating refinancing alternatives, tighter spreads on mortgage-backed securities and reinvesting prepayments in an overall lower interest rate environment.  Interest income on investment and mortgage-backed securities decreased $2.6 million during the three months ended March 31, 2011, or 15.1%, compared to the same period in 2010 due to a decrease in the average yield which was partially offset by the increase in the average balance.  A further decrease in long-term interest rate levels combined with lower volatility and credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $6.6 million, or 16.9%, to $32.5 million, for the three months ended March 31, 2011, when compared to $39.1 million for the same period in 2010 due to the decrease in FHLB advances during 2011 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $2,000, or 2.4%, during the three months ended March 31, 2011, when compared to the same period in 2010 due to the decrease in the average balance which more than offset the increase in the average yield from 0.85% for the three months ended March 31, 2010 compared to 1.00% for the same period in 2011.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits decreased $5.3 million, or 24.8%, to $16.1 million, for the three months ended March 31, 2011, when compared to $21.4 million for the same period in 2010.  Interest income from interest earning deposits decreased $1,000, or 9.1%, for the three months ended March 31, 2011, when compared to the same period in 2010, as a result of the decrease in the average balance while offset by an increase in the average yield from 0.21% in 2010 to 0.25% in 2011.

During the three months ended March 31, 2011, our average securities increased more than our average loans compared to the same period in 2010.  The mix of our average interest earning assets reflected a slight decrease in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 61.5% during the three months ended March 31, 2011 compared to 61.6% during the same period in 2010.  Average loans were 37.9% of average total interest earning assets and other interest earning asset categories averaged 0.6% for the three months ended March 31, 2011.  During 2010, the comparable mix was 37.6% in loans and 0.8% in the other interest earning asset categories.

Total interest expense decreased $2.3 million, or 19.0%, to $9.6 million during the three months ended March 31, 2011 as compared to $11.9 million during the same period in 2010.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.09% for 2010 to 1.67% for the three months ended March 31, 2011, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $36.5 million, or 1.6% included an increase in deposits of $218.9 million, or 14.6% that was partially offset by a decrease in FHLB advances and other short-term obligations of $182.4 million, or 24.3%.

Average interest bearing deposits increased $218.9 million, or 14.6%, from $1.5 billion to $1.7 billion, while the average rate paid decreased from 1.35% for the three months ended March 31, 2010 to 0.95% for the three months ended March 31, 2011.  Average time deposits increased $111.6 million, or 15.2%, from $734.3 million to $845.9 million while the average rate paid decreased to 1.34% for the three months ended March 31, 2011 as compared to 2.02% for the same period in 2010.  Average interest bearing demand deposits increased $97.8 million, or 14.1%, while the average rate paid decreased to 0.60% for the three months ended March 31, 2011 as compared to 0.74% for the same period in 2010.  Average savings deposits increased $9.4 million, or 13.2%, while the average rate paid decreased to 0.30% for the three months ended March 31, 2011 as compared to 0.47% for the same period in 2010.  Interest expense for interest bearing deposits for the three months ended March 31, 2011, decreased $969,000, or 19.4%, when compared to the same period in 2010 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $38.8 million, or 9.9%, during the three months ended March 31, 2011.  The latter three categories, which are considered the lowest cost deposits, comprised 60.6% of total average deposits during the three months ended March 31, 2011 compared to 61.1% during the same period in 2010.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion, continued market penetration, and an increase in brokered CDs issued.

During the three months ended March 31, 2011, we issued $32.8 million of long-term brokered CDs.  This represented an increase of $13.2 million, or 8.8% when compared to the same period in 2010.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At March 31, 2011, we had $164.3 million in brokered CDs that represented 7.5% of deposits compared to $161.3 million, or 7.6% of deposits, at December 31, 2010.  At March 31, 2011 and December 31, 2010, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $165 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $219.1 million, a decrease of $41.2 million, or 15.8%, for the three months ended March 31, 2011 when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities increased $49,000, or 2.9%, and the average rate paid increased 58 basis points to 3.20% for the three months ended March 31, 2011, when compared to 2.62% for the same period in 2010.  The increase in the average rate paid was due to the higher rate long-term FHLB advances rolling into the short-term FHLB advances category.  The increase in the interest expense was due to an increase in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $141.3 million, or 28.8%, during the three months ended March 31, 2011 to $348.4 million as compared to $489.7 million for the three months ended March 31, 2010.  Interest expense associated with long-term FHLB advances decreased $1.3 million, or 30.5%, and the average rate paid decreased eight basis points for the three months ended March 31, 2011 when compared to the same period in 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $150 million par in long-term advance commitments from the FHLB.  During the second half of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2011 we entered into an additional $50 million of these options to fund two years forward from the advance commitment date, for a total of $200 million.  In order to obtain these commitments from the FHLB, we paid fees, which at March 31, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three months ended March 31, 2011 and 2010.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense associated with long-term debt increased $3,000, or 0.4%, to $805,000 for the three months ended March 31, 2011 when compared to $802,000 for the same period in 2010 as a result of the increase in the average yield of two basis points during the three months ended March 31, 2011 when compared to the same period in 2010.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2011			March 31, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,069,043	$18,205	6.91%	$1,025,834	$18,558	7.34%
Loans Held For Sale	3,722	37	4.03%	3,144	31	4.00%
Securities:
Investment Securities (Taxable)(4)	9,056	18	0.81%	9,355	26	1.13%
Investment Securities (Tax-Exempt)(3)(4)	305,066	4,786	6.36%	247,646	4,208	6.89%
Mortgage-backed and Related Securities (4)	1,395,808	11,297	3.28%	1,392,925	14,277	4.16%
Total Securities	1,709,930	16,101	3.82%	1,649,926	18,511	4.55%
FHLB stock and other investments, at cost	32,485	80	1.00%	39,068	82	0.85%
Interest Earning Deposits	16,062	10	0.25%	21,358	11	0.21%
Total Interest Earning Assets	2,831,242	34,433	4.93%	2,739,330	37,193	5.51%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,705			47,162
Bank Premises and Equipment	50,371			47,191
Other Assets	109,855			122,258
Less: Allowance for Loan Loss	(20,053)			(19,811)
Total Assets	$3,017,120			$2,936,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$80,882	60	0.30%	$71,455	83	0.47%
Time Deposits	845,905	2,801	1.34%	734,287	3,660	2.02%
Interest Bearing Demand Deposits	790,440	1,175	0.60%	692,601	1,262	0.74%
Total Interest Bearing Deposits	1,717,227	4,036	0.95%	1,498,343	5,005	1.35%
Short-term Interest Bearing Liabilities	219,113	1,729	3.20%	260,281	1,680	2.62%
Long-term Interest Bearing Liabilities – FHLB Dallas	348,401	3,076	3.58%	489,658	4,424	3.66%
Long-term Debt (5)	60,311	805	5.41%	60,311	802	5.39%
Total Interest Bearing Liabilities	2,345,052	9,646	1.67%	2,308,593	11,911	2.09%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	430,368			391,603
Other Liabilities	25,029			26,037
Total Liabilities	2,800,449			2,726,233

SHAREHOLDERS’ EQUITY (6)	216,671			209,897
Total Liabilities and Shareholders’ Equity	$3,017,120			$2,936,130
NET INTEREST INCOME		$24,787			$25,282
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.55%			3.74%
NET INTEREST SPREAD			3.26%			3.42%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $971 and $824 for the three months ended March 31, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,557 and $1,382 for the three months ended March 31, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,505 and $847 for the three months ended March 31, 2011 and 2010, respectively.

Note: As of March 31, 2011 and 2010, loans totaling $14,289 and $18,334, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $8.0 million for the three months ended March 31, 2011 compared to $14.4 million for the same period in 2010, a decrease of $6.4 million, or 44.3%.  During the three months ended March 31, 2011, we had gains on sale of AFS securities of $1.8 million compared to gains of $8.4 million for the same period in 2010.  The market value of the AFS securities portfolio at March 31, 2011 was $1.41 billion with a net unrealized gain on that date of $15.4 million.  The net unrealized gain is comprised of $27.3 million in unrealized gains and $11.9 million in unrealized losses.  The market value of the HTM securities portfolio at March 31, 2011 was $416.4 million with a net unrealized gain on that date of $6.9 million.  The net unrealized gain is comprised of $8.1 million in unrealized gains and $1.2 million in unrealized losses.  During the three months ended March 31, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $1.8 million during the three months ended March 31, 2011.  As interest rates increased during the first quarter of 2011 we sold selected primarily low coupon and long duration municipal securities and low coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in a higher interest rate environment.  There can be no assurance that the level of security gains reported during the three months ended March 31, 2011, will continue in future periods.

Trust income increased $121,000, or 22.8%, for the three months ended March 31, 2011 when compared to the same period in 2010 due to growth experienced in our trust department.

Other income increased $172,000, or 18.4%, for the three months ended March 31, 2011 when compared to the same period in 2010 as a result of increases in other fee income, Southside Select fee income, Mastercard income and credit card fee income while offset by decreases in the face value of written loan commitments.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $18.7 million for the three months ended March 31, 2011 compared to $17.5 million for the same period in 2010, representing an increase of $1.3 million, or 7.3%.

Salaries and employee benefits expense increased $749,000, or 6.8%, during the three months ended March 31, 2011 when compared to the same period in 2010.  The increase for the three months ended March 31, 2011, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $636,000, or 6.8%, during the three months ended March 31, 2011 when compared to the same period in 2010.

Retirement expense, included in salary and benefits, increased $195,000, or 28.2%, for the three months ended March 31, 2011 when compared to the same period in 2010.  The increase was primarily related to the increase in the expense of the defined benefit and restoration plans that were partially offset by a decrease in the post retirement expense for 2011 when compared to 2010.

Health and life insurance expense, included in salary and benefits, decreased $82,000, or 8.6%, for the three months ended March 31, 2011 when compared to the same period in 2010 due to decreased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2011.

Equipment expense increased $56,000, or 12.8%, for the three months ended March 31, 2011 when compared to the same period in 2010 as a result of increases in equipment service contracts and bank growth.

ATM and debit card expense increased $48,000, or 28.7%, for the three months ended March 31, 2011 compared to the same period in 2010 due to an increase in processing expenses.

Supplies decreased $46,000, or 17.0%, for the three months ended March 31, 2011 compared to the same period in 2010 due primarily to the printing of our 50th anniversary logo on supplies purchased for the three months ended March 31, 2010.

Professional fees increased $149,000, or 36.7%, for the three months ended March 31, 2011 compared to the same period in 2010 due to an increase in legal fees and compliance audit fees.

FDIC insurance increased $84,000, or 12.4%, for the three months ended March 31, 2011 compared to the same period in 2010 due to an increase in deposits.

Other expense increased $175,000, or 10.7%, for the three months ended March 31, 2011 as compared to 2010 due primarily to an increase in the losses on ORE property, loss on retirement of assets and other losses while offset by a decrease in promotion expense.

Income Taxes

Pre-tax income for the three months ended March 31, 2011 was $9.4 million compared to $16.1 million for the same period in 2010.  Income tax expense was $1.2 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010.  The effective tax rate as a percentage of pre-tax income was 12.9% for the three months ended March 31, 2011, compared to 24.5% for the three months ended March 31, 2010.  The decrease in the effective tax rate and income tax expense for the three months ended March 31, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at March 31, 2011, was $220.5 million, representing an increase of 2.9%, or $6.2 million from December 31, 2010 and represented 7.1% of total assets at March 31, 2011 and December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $7.3 million, the issuance of $292,000 in common stock (14,538 shares) through our incentive stock option and dividend reinvestment plans, a decrease in accumulated other comprehensive loss of $1.2 million, which was partially offset by $2.7 million in dividends paid.

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of March 31, 2011, we met all capital adequacy requirements to which we were subject.

The Federal Deposit Insurance Act requires bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements.  A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation.  Prompt corrective action and other discretionary actions could have a direct material effect on our financial statements.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$279,963	21.52%	$104,094	8.00%	N/A	N/A
Bank Only	$272,170	20.93%	$104,036	8.00%	$130,045	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$263,611	20.26%	$52,047	4.00%	N/A	N/A
Bank Only	$255,818	19.67%	$52,018	4.00%	$78,027	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$263,611	8.85%	$119,202	4.00%	N/A	N/A
Bank Only	$255,818	8.59%	$119,095	4.00%	$148,869	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$274,175	21.09%	$103,981	8.00%	N/A	N/A
Bank Only	$263,186	20.27%	$103,882	8.00%	$129,853	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,837	19.84%	$51,991	4.00%	N/A	N/A
Bank Only	$246,848	19.01%	$51,941	4.00%	$77,912	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,837	8.45%	$122,026	4.00%	N/A	N/A
Bank Only	$246,848	8.10%	$121,893	4.00%	$152,367	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2011, these investments were 14.1% of total assets as compared to 16.8% at December 31, 2010 and 14.8% at March 31, 2010.  The decrease to 14.1% at March 31, 2011 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2011.  At March 31, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $500.4 million, net of FHLB stock purchases required.  Southside Bank obtained $24.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2011, the SFG loans totaled approximately $81.4 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans decreased $14.3 million, or 1.3%, to $1.06 billion for the three month period ended March 31, 2011 from $1.08 billion at December 31, 2010, and increased $46.2 million, or 4.5%, from $1.02 billion at March 31, 2010.  Average loans increased $43.2 million, or 4.2%, when compared to the same period in 2010.

Our market areas to date have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced.  However, we have experienced weakening conditions associated with the real estate led downturn and have strengthened our underwriting standards, especially related to all aspects of real estate lending.  Our real estate loan portfolio does not have Alt-A or subprime mortgage exposure.

The following table sets forth loan totals for the periods presented:

	At	At	At
	March 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)
Real Estate Loans:
Construction	$111,635	$115,094	$103,968
1-4 Family Residential	218,178	219,031	216,283
Other	202,986	200,723	209,412
Commercial Loans	143,265	148,761	153,670
Municipal Loans	198,561	196,594	155,304
Loans to Individuals	189,019	197,717	178,807
Total Loans	$1,063,644	$1,077,920	$1,017,444

Municipal loans increased $2.0 million, or 1.0%, to $198.6 million for the three month period ended March 31, 2011 from $196.6 million at December 31, 2010, and $43.3 million, or 27.9%, from $155.3 million at March 31, 2010.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $2.3 million, or 1.1%, to $203.0 million for the three month period ended March 31, 2011 from $200.7 million at December 31, 2010, and decreased $6.4 million, or 3.1%, from $209.4 million at March 31, 2010.

Construction loans decreased $3.5 million, or 3.0%, to $111.6 million for the three month period ended March 31, 2011 from $115.1 million at December 31, 2010, and increased $7.7 million, or 7.4%, from $104.0 million at March 31, 2010.  Our 1-4 family residential mortgage loans decreased $853,000, or 0.4%, to $218.2 million for the three month period ended March 31, 2011 from $219.0 million at December 31, 2010, and increased $1.9 million, or 0.9%, from $216.3 million at March 31, 2010.

Commercial loans decreased $5.5 million, or 3.7%, to $143.3 million for the three month period ended March 31, 2011 from $148.8 million at December 31, 2010, and $10.4 million, or 6.8%, from $153.7 million at March 31, 2010.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $8.7 million, or 4.4%, to $189.0 million for the three month period ended March 31, 2011 from $197.7 million at December 31, 2010, and increased $10.2 million, or 5.7%, from $178.8 million at March 31, 2010.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found during the 1980’s that longer periods would not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are signed off on by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes.  At March 31, 2011, the unallocated portion of the allowance for loan loss increased to $596,000 or 0.06% of loans.

As of March 31, 2011, our review of the loan portfolio indicated that a loan loss allowance of $19.8 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three months ended March 31, 2011, loan charge-offs were $4.0 million and recoveries were $979,000, resulting in net charge-offs of $3.1 million.  For the three months ended March 31, 2010, loan charge-offs were $4.9 million and recoveries were $631,000, resulting in net charge-offs of $4.3 million.  The decrease in net charge-offs was primarily related to economic conditions requiring the write down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $2.1 million for the three months ended March 31, 2011, compared to $3.9 million for the comparable period in 2010. The decrease in provision expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily a result of the decrease in nonperforming loans.

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

The following table sets forth nonperforming assets for the periods presented:

	At March 31, 2011	At December 31, 2010	At March 31, 2010
		(in thousands)

Nonaccrual loans	$14,289	$14,524	$18,334
Accruing loans past due more than 90 days	63	7	–
Restructured loans	2,036	2,320	2,199
Other real estate owned	452	220	1,769
Repossessed assets	353	638	603
Total Nonperforming Assets	$17,193	$17,709	$22,905

	At March 31, 2011	At December 31, 2010	At March 31, 2010

		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.34%	1.35%	1.80%
Allowance for loan losses to nonaccruing loans	138.43	142.60	106.19
Allowance for loan losses to nonperforming assets	115.05	116.95	84.99
Allowance for loan losses to total loans	1.86	1.92	1.91
Nonperforming assets to total assets	0.55	0.59	0.75
Net charge-offs to average loans	1.16	1.25	1.70

Total nonperforming assets at March 31, 2011 were $17.2 million, a decrease of $516,000, or 2.9%, from $17.7 million at December 31, 2010 and $5.7 million, or 24.9%, from $22.9 million at March 31, 2010.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2010 to March 31, 2011, nonaccrual loans decreased $235,000, or 1.6%, to $14.3 million and from March 31, 2010, decreased $4.0 million, or 22.1%.  Of the total nonaccrual loans at March 31, 2011, 19.5% are residential real estate loans, 14.0% are commercial real estate loans, 13.3% are commercial loans, 23.6% are loans to individuals, primarily SFG automobile loans, and 29.6% are construction loans.  Accruing loans past due more than 90 days increased $56,000, or 800.0%, to $63,000 at March 31, 2011 from $7,000 at December 31, 2010 and $63,000, or 100.0%, from zero at March 31, 2010.  Restructured loans decreased $284,000, or 12.2%, to $2.0 million at March 31, 2011 from $2.3 million at December 31, 2010 and $163,000, or 7.4%, from $2.2 million at March 31, 2010.  The decrease in restructured loans was attributable to SFG automobile loan pools.  OREO increased $232,000, or 105.5%, to $452,000 at March 31, 2011 from $220,000 at December 31, 2010 and decreased $1.3 million, or 74.4%, from $1.8 million at March 31, 2010.  The OREO at March 31, 2011, consisted of residential and commercial real estate loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $285,000, or 44.7%, to $353,000 at March 31, 2011 from $638,000 at December 31, 2010 and $250,000, or 41.5%, from $603,000 at March 31, 2010.

Expansion

On March 10, 2011, we opened a full service branch in a leased space in a grocery store on the south side of Tyler, Texas.  In addition, we are building a new facility adjacent to our headquarters in Tyler which will house our Trust department.  We anticipate that this facility will be completed during the second quarter of 2011.  Our application to change our Austin loan production office to a full service branch was authorized effective April 4, 2011.  We continue to explore opportunities to expand into both additional grocery stores and traditional branch locations.

Accounting Pronouncements

See “Note 1 – Basis of Presentation” in our financial statements included in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in the types of market risks we face since December 31, 2010.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 3.30% and 3.72%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.39% and 5.18%, respectively, relative to the base case over the next 12 months.  As of March 31, 2010, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 1.81% and 3.28%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 basis points would result in a positive variance on net interest income of 0.39% and an immediate decrease in interest rates of 200 basis points would result in a negative variance on net interest income of 3.15%, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at March 31, 2011 such litigation is not material to our financial position or results of operations.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

DATE: May 6, 2011

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 6, 2011

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