Form 10-Q
period 2011-06-30
SOUTHSIDE BANCSHARES INC
filed 2011-08-08
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 31, 2011 was 16,450,207 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	June 30,	December 31,
ASSETS	2011	2010
Cash and due from banks	$46,090	$56,188
Interest earning deposits	2,364	22,885
Total cash and cash equivalents	48,454	79,073
Investment securities:
Available for sale, at estimated fair value	302,038	299,344
Held to maturity, at amortized cost	1,996	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,136,961	946,043
Held to maturity, at amortized cost	395,728	417,862
FHLB stock, at cost	25,524	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	2,738	6,583
Loans:
Loans	1,038,808	1,077,920
Less: allowance for loan losses	(19,409)	(20,711)
Net Loans	1,019,399	1,057,209
Premises and equipment, net	50,568	50,144
Goodwill	22,034	22,034
Other intangible assets, net	642	777
Interest receivable	19,403	18,033
Deferred tax asset	–	6,677
Other assets	87,659	57,571
TOTAL ASSETS	$3,115,208	$2,999,621
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$515,591	$423,304
Interest bearing	1,723,946	1,711,124
Total Deposits	2,239,537	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	3,077	3,844
FHLB advances	254,803	189,094
Other obligations	2,909	2,651
Total Short-term obligations	260,789	195,589
Long-term obligations:
FHLB advances	277,979	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	338,290	433,790
Deferred tax liability	1,255	–
Other liabilities	30,862	20,378
TOTAL LIABILITIES	2,870,733	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,474,045 shares issued in 2011 and 17,660,312 shares issued in 2010	23,092	22,075
Paid-in capital	178,450	162,877
Retained earnings	61,472	64,567
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	7,842	(6,819)
TOTAL SHAREHOLDERS' EQUITY	242,479	214,323
Noncontrolling interest	1,996	1,113
TOTAL EQUITY	244,475	215,436
TOTAL LIABILITIES AND EQUITY	$3,115,208	$2,999,621

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$17,130	$17,437	$34,401	$35,202
Investment securities – taxable	20	26	38	52
Investment securities – tax-exempt	3,209	3,017	6,438	5,843
Mortgage-backed and related securities	13,310	10,282	24,607	24,559
FHLB stock and other investments	52	59	132	141
Other interest earning assets	3	4	13	15
Total interest income	33,724	30,825	65,629	65,812
Interest expense
Deposits	4,051	4,733	8,087	9,738
Short-term obligations	1,705	1,867	3,434	3,547
Long-term obligations	3,401	4,855	7,282	10,081
Total interest expense	9,157	11,455	18,803	23,366
Net interest income	24,567	19,370	46,826	42,446
Provision for loan losses	1,860	2,260	3,998	6,127
Net interest income after provision for loan losses	22,707	17,110	42,828	36,319
Noninterest income
Deposit services	4,028	4,400	7,907	8,464
Gain on sale of securities available for sale	4,004	6,661	5,809	15,016

Total other-than-temporary impairment losses	–	–	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–	(36)
Net impairment losses recognized in earnings	–	–	–	(75)

Gain on sale of loans	282	399	565	680
Trust income	645	561	1,296	1,091
Bank owned life insurance income	261	285	547	570
Other	959	864	2,064	1,797
Total noninterest income	10,179	13,170	18,188	27,543
Noninterest expense
Salaries and employee benefits	11,622	11,215	23,313	22,157
Occupancy expense	1,778	1,662	3,499	3,305
Equipment expense	525	472	1,018	909
Advertising, travel & entertainment	550	544	1,103	1,081
ATM and debit card expense	266	212	481	379
Director fees	200	216	391	393
Supplies	161	206	385	476
Professional fees	457	539	1,012	945
Postage	186	231	365	417
Telephone and communications	345	346	682	719
FDIC Insurance	735	689	1,498	1,368
Other	1,291	1,647	3,101	3,282
Total noninterest expense	18,116	17,979	36,848	35,431

Income before income tax expense	14,770	12,301	24,168	28,431
Provision for income tax expense	3,241	2,530	4,457	6,485
Net income	11,529	9,771	19,711	21,946
Less: Net income attributable to the noncontrolling interest	(493)	(519)	(1,358)	(1,049)
Net income attributable to Southside Bancshares, Inc.	$11,036	$9,252	$18,353	$20,897
Earnings per common share – basic	$0.67	$0.56	$1.12	$1.26
Earnings per common share – diluted	$0.67	$0.56	$1.12	$1.26
Dividends paid per common share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Six Months Ended June 30,
	2011	2010
Common Stock
Balance, beginning of period	$22,075	$20,928
Issuance of common stock (28,869 shares in 2011 and 106,936 shares in 2010)	36	134
Stock dividend declared	981	943
Balance, end of period	23,092	22,005
Paid-in capital
Balance, beginning of period	162,877	146,357
Issuance of common stock (28,869 shares in 2011 and 106,936 shares in 2010)	531	767
Stock compensation expense	26	–
Tax benefit of incentive stock options	2	316
Stock dividend declared	15,014	14,570
Balance, end of period	178,450	162,010
Retained earnings
Balance, beginning of period	64,567	53,812
Net income attributable to Southside Bancshares, Inc.	18,353	20,897
Dividends paid on common stock ($0.34 per share in 2011 and $0.34 per share in 2010)	(5,453)	(5,241)
Stock dividend declared	(15,995)	(15,513)
Balance, end of period	61,472	53,955
Treasury Stock
Balance, beginning of period	(28,377)	(23,545)
Purchase of common stock (1,101 shares in 2010)	–	(24)
Balance, end of period	(28,377)	(23,569)
Accumulated other comprehensive (loss) income
Balance, beginning of period	(6,819)	4,229
Net unrealized gains on available for sale securities, net of tax	17,975	9,008
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(3,776)	(9,760)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax	–	23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax	–	49
Adjustment to net periodic benefit cost, net of tax	462	407
Net change in accumulated other comprehensive income (loss)	14,661	(273)
Balance, end of period	7,842	3,956
Total shareholders’ equity	242,479	218,357
Noncontrolling interest
Balance, beginning of period	1,113	468
Net income attributable to noncontrolling interest shareholders	1,358	1,049
Capital distribution to noncontrolling interest shareholders	(475)	(310)
Balance, end of period	1,996	1,207
Total equity	$244,475	$219,564

Comprehensive income
Net income	$19,711	$21,946
Net change in accumulated other comprehensive income (loss)	14,661	(273)
Comprehensive income	34,372	21,673
Comprehensive income attributable to the noncontrolling interest	(1,358)	(1,049)
Comprehensive income attributable to Southside Bancshares, Inc.	$33,014	$20,624

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$19,711	$21,946
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,646	1,568
Amortization of premium	16,782	18,038
Accretion of discount and loan fees	(2,327)	(2,545)
Provision for loan losses	3,998	6,127
Stock compensation expense	26	–
(Increase) decrease in interest receivable	(1,370)	1,098
Increase in other assets	(2,593)	(1,513)
Net change in deferred taxes	38	171
Decrease in interest payable	(575)	(548)
Increase in other liabilities	2,364	2,799
Decrease (increase) in loans held for sale	3,845	(681)
Gain on sale of securities available for sale	(5,809)	(15,016)
Net other-than-temporary impairment losses	–	75
Loss (gain) on sale of assets	3	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	145	20
Gain on sale of other real estate owned	(221)	(12)
Net cash provided by operating activities	35,753	31,520

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	28,213	40,746
Proceeds from sales of mortgage-backed securities available for sale	314,736	758,901
Proceeds from maturities of investment securities available for sale	14,037	9,804
Proceeds from maturities of mortgage-backed securities available for sale	136,701	199,778
Proceeds from maturities of mortgage-backed securities held to maturity	24,730	38,012
Proceeds from redemption of FHLB stock	14,811	2,638
Purchases of investment securities available for sale	(32,131)	(54,317)
Purchases of investment securities held to maturity	(500)	–
Purchases of mortgage-backed securities available for sale	(662,803)	(721,114)
Purchases of mortgage-backed securities held to maturity	(5,894)	(258,935)
Purchases of FHLB stock and other investments	(5,623)	(105)
Net decrease in loans	32,740	8,995
Purchases of premises and equipment	(2,169)	(3,600)
Proceeds from sales of premises and equipment	6	38
Proceeds from sales of other real estate owned	306	722
Proceeds from sales of repossessed assets	2,767	2,740
Net cash (used in) provided by investing activities	(140,073)	24,303

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	87,107	135,317
Net increase (decrease) in certificates of deposit	22,511	(57,713)
Net decrease in federal funds purchased and repurchase agreements	(767)	(9,552)
Proceeds from FHLB advances	3,349,032	4,261,610
Repayment of FHLB advances	(3,378,823)	(4,387,008)
Net capital distributions to noncontrolling interest in consolidated entities	(475)	(310)
Tax benefit of incentive stock options	2	316
Purchase of common stock	–	(24)
Proceeds from the issuance of common stock	567	901
Dividends paid	(5,453)	(5,241)
Net cash provided by (used in) financing activities	73,701	(61,704)

Net decrease in cash and cash equivalents	(30,619)	(5,881)
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$48,454	$46,285

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$19,378	$23,914
Income taxes paid	3,500	4,650

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$2,779	$3,747
5% stock dividend	15,995	15,513
Adjustment to pension liability	(711)	(626)
Unsettled trades to purchase securities	(9,145)	(2,280)
Unsettled trades to sell securities	31,919	24,396

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside of which FWNB was a wholly-owned subsidiary.  “SFG” refers to Southside Financial Group, LLC, of which Southside Bank owned a 50% interest as of June 30, 2011 and consolidates for financial reporting.  On July 15, 2011, Southside Bank acquired the remaining 50% interest in SFG.

The consolidated balance sheet as of June 30, 2011, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2011 and 2010 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

Accounting Standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for us on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 9 – Fair Value Measurement.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for our financial statements that include periods on or after January 1, 2011.

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on our financial statements.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for us on January 1, 2012 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

2.  Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$11,036	$9,252	$18,353	$20,897

Basic weighted-average shares outstanding	16,439	16,605	16,432	16,573
Add: Stock options	6	30	5	48
Diluted weighted-average shares outstanding	16,445	16,635	16,437	16,621

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.67	$0.56	$1.12	$1.26

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.67	$0.56	$1.12	$1.26

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

During the second quarter, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For the three and six month periods ended June 30, 2011, there were approximately 6,000 and 12,000 antidilutive options, respectively.  For the three and six months ended June 30, 2010, there were no antidilutive options.

3.  Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$27,653	$(9,678)	$17,975
Less: reclassification adjustment for gains included in net income	5,809	(2,033)	3,776
Net unrealized gains on securities	21,844	(7,645)	14,199
Change in pension plans	711	(249)	462
Other comprehensive income	$22,555	$(7,894)	$14,661

	Three Months Ended June 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$24,289	$(8,501)	$15,788
Less: reclassification adjustment for gains included in net income	4,004	(1,402)	2,602
Net unrealized gains on securities	20,285	(7,099)	13,186
Change in pension plans	356	(125)	231
Other comprehensive income	$20,641	$(7,224)	$13,417

	Six Months Ended June 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$13,859	$(4,851)	$9,008
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	15,016	(5,256)	9,760
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,046)	366	(680)
Change in pension plans	626	(219)	407
Other comprehensive loss	$(420)	$147	$(273)

	Three Months Ended June 30, 2010
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$12,998	$(4,550)	$8,448
Noncredit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains included in net income	6,661	(2,332)	4,329
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized gains on securities	6,337	(2,218)	4,119
Change in pension plans	379	(133)	246
Other comprehensive income	$6,716	$(2,351)	$4,365

4.  Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2011 and December 31, 2010, are reflected in the tables below (in thousands):

	June 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$292,413	$10,379	$–	$1,711	$301,081
Other Stocks and Bonds	2,925	–	1,968	–	957
Mortgage-backed Securities:
U.S. Government Agencies	155,582	7,446	–	112	162,916
Government-Sponsored Enterprises	952,460	23,006	–	1,421	974,045
Total	$1,403,380	$40,831	$1,968	$3,244	$1,438,999

	June 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$500	$–	$–	$–	$500
State and Political Subdivisions	1,011	123	–	–	1,134
Other Stocks and Bonds	485	16	–	–	501
Mortgage-backed Securities:
U.S. Government Agencies	19,780	1,034	–	–	20,814
Government-Sponsored Enterprises	375,948	15,363	–	7	391,304
Total	$397,724	$16,536	$–	$7	$414,253

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	149,402	5,311	–	179	154,534
Government-Sponsored Enterprises	777,921	16,049	–	2,461	791,509
Total	$1,231,497	$25,806	$2,736	$9,180	$1,245,387

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	21,888	631	–	55	22,464
Government-Sponsored Enterprises	395,974	8,743	–	609	404,108
Total	$419,357	$9,432	$–	$664	$428,125

The following table represents the unrealized loss on securities for the six months ended June 30, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2011:

Available for Sale
State and Political Subdivisions	$66,071	$1,672	$271	$39	$66,342	$1,711
Other Stocks and Bonds	–	–	957	1,968	957	1,968
Mortgage-Backed Securities	210,478	1,470	8,534	63	219,012	1,533
Total	$276,549	$3,142	$9,762	$2,070	$286,311	$5,212

Held to Maturity
Mortgage-Backed Securities	$568	$7	$–	$–	$568	$7
Total	$568	$7	$–	$–	$568	$7

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	312,985	2,475	21,779	165	334,764	2,640
Total	$449,656	$8,976	$22,238	$2,940	$471,894	$11,916

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$1,104	$20	$53,780	$664
Total	$52,676	$644	$1,104	$20	$53,780	$664

When it is determined that a decline in fair value of Held to Maturity (“HTM”) and Available for Sale (“AFS”) securities is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the securities and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At June 30, 2011, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2011 for the TRUPs is approximately $957,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2011 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2011.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both June 30, 2011 and December 31, 2010. The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the six months ended June 30, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at June 30, 2011 (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$300	C1	Ca
2	2,000	550	1,450	354	B1	C
3	2,000	1,450	550	303	B2	C
	$6,000	$3,075	$2,925	$957

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Six Months Ended June 30, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

	Three Months Ended June 30, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

Interest income recognized on AFS and HTM securities for the periods presented (in thousands):

	Six Months Ended
	June 30, 2011	June 30, 2010
U.S. Treasury	$6	$4
State and Political Subdivisions	6,452	5,864
Other Stocks and Bonds	18	27
Mortgage-backed Securities	24,607	24,559
Total interest income on securities	$31,083	$30,454

	Three Months Ended
	June 30, 2011	June 30, 2010
U.S. Treasury	$5	$2
State and Political Subdivisions	3,215	3,028
Other Stocks and Bonds	9	13
Mortgage-backed Securities	13,310	10,282
Total interest income on securities	$16,539	$13,325

There were no securities transferred from AFS to HTM during the six months ended June 30, 2011 or 2010.  There were no sales from the HTM portfolio during the six months ended June 30, 2011 or 2010.  There were $397.7 million of securities classified as HTM for the six months ended June 30, 2011 compared to $419.4 million of securities classified as HTM for the year ended December 31, 2010.

Of the $5.8 million in net securities gains from the AFS portfolio for the six months ended June 30, 2011, there were $5.9 million in realized gains and $115,000 in realized losses.  Of the $15.0 million in net securities gains from the AFS portfolio for the six months ended June 30, 2010, there were $17.2 million in realized gains and $2.2 million in realized losses.

The amortized cost and fair value of securities at June 30, 2011 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment Securities
Due in one year or less	$2,636	$2,661
Due after one year through five years	7,001	7,188
Due after five years through ten years	25,640	26,728
Due after ten years	260,061	265,461
	295,338	302,038
Mortgage-backed securities	1,108,042	1,136,961
Total	$1,403,380	$1,438,999

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Held to maturity securities:

Investment Securities
Due in one year or less	$500	$500
Due after one year through five years	–	–
Due after five years through ten years	485	501
Due after ten years	1,011	1,134
	1,996	2,135
Mortgage-backed securities	395,728	412,118
Total	$397,724	$414,253

Investment and mortgage-backed securities with book values of $907.9 million at June 30, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.  Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals for the periods presented (in thousands):

	At June 30,	At December 31,
	2011	2010
Real Estate Loans:
Construction	$108,851	$115,094
1-4 Family residential	221,283	219,031
Other	193,341	200,723
Commercial loans	134,197	148,761
Municipal loans	200,537	196,594
Loans to individuals	180,599	197,717
Total loans	$1,038,808	$1,077,920

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

For SFG automobile loan pools purchased after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, during the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and,
•	Changes in the level of concentrations of credit.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Six Months Ended June 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision for loan losses	210	181	(524)	(231)	3	3,288	1,071	3,998
Loans charged off	(9)	(383)	(80)	(927)	–	(5,672)	–	(7,071)
Recoveries of loans charged off	14	93	273	328	–	1,063	–	1,771
Balance at end of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409

	Three Months Ended June 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,832	$1,808	$3,321	$3,497	$605	$7,121	$596	$19,780
Provision for loan losses	(37)	107	(376)	(421)	5	1,654	928	1,860
Loans charged off	(9)	(64)	–	(377)	–	(2,573)	–	(3,023)
Recoveries of loans charged off	14	28	78	217	–	455	–	792
Balance at end of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409

	Six Months Ended June 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896
Provision for loan losses	(192)	471	359	991	114	4,396	(12)	6,127
Loans charged off	(873)	(116)	(200)	(965)	–	(6,321)	–	(8,475)
Recoveries of loans charged off	165	5	–	157	–	1,408	–	1,735
Balance at end of period	$2,180	$1,820	$3,334	$3,367	$514	$6,804	$1,264	$19,283

	Three Months Ended June 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,417	$1,589	$3,119	$3,219	$514	$7,267	$1,343	$19,468
Provision for loan losses	(387)	237	215	401	–	1,873	(79)	2,260
Loans charged off	–	(8)	–	(352)	–	(3,189)	–	(3,549)
Recoveries of loans charged off	150	2	–	99	–	853	–	1,104
Balance at end of period	$2,180	$1,820	$3,334	$3,367	$514	$6,804	$1,264	$19,283

	Six Months Ended June 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$1,154	$818	$635	$1,275	$118	$444	$–	$4,444
Ending balance – collectively evaluated for impairment	1,646	1,061	2,388	1,641	492	6,213	1,524	14,965
Balance at end of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409

	Six Months Ended June 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$921	$684	$815	$1,466	$133	$567	$–	$4,586
Ending balance – collectively evaluated for impairment	1,259	1,136	2,519	1,901	381	6,237	1,264	14,697
Balance at end of period	$2,180	$1,820	$3,334	$3,367	$514	$6,804	$1,264	$19,283

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$30	$5
Provision for losses on unfunded loan commitments	(8)	35
Balance at end of period	$22	$40

	Three Months Ended June 30,
	2011	2010
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$30	$20
Provision for losses on unfunded loan commitments	(8)	20
Balance at end of period	$22	$40

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
June 30, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$8,285	$8,488	$7,857	$6,514	$709	$1,460	$33,313
Loans collectively evaluated for impairment	100,566	212,795	185,484	127,683	199,828	179,139	1,005,495
Total ending loans balance	$108,851	$221,283	$193,341	$134,197	$200,537	$180,599	$1,038,808

	Real Estate
December 31, 2010	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$10,355	$8,331	$10,688	$12,144	$738	$1,625	$43,881
Loans collectively evaluated for impairment	104,739	210,700	190,035	136,617	195,856	196,092	1,034,039
Total ending loans balance	$115,094	$219,031	$200,723	$148,761	$196,594	$197,717	$1,077,920

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

June 30, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$100,454	$747	$594	$6,980	$76	$–	$108,851
1-4 Family residential	212,906	871	1,236	5,650	620	–	221,283
Other	185,484	95	3,285	4,172	305	–	193,341
Commercial loans	127,683	1,825	268	4,294	127	–	134,197
Municipal loans	199,829	258	–	450	–	–	200,537
Loans to individuals	168,536	8,084	–	2,679	1,278	22	180,599
Total	$994,892	$11,880	$5,383	$24,225	$2,406	$22	$1,038,808

December 31, 2010	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$104,739	$761	$1,420	$8,174	$–	$–	$115,094
1-4 Family residential	210,699	812	1,379	5,332	809	–	219,031
Other	190,036	102	4,784	5,418	298	85	200,723
Commercial loans	136,617	2,273	1,224	8,403	199	45	148,761
Municipal loans	195,856	258	–	480	–	–	196,594
Loans to individuals	182,174	8,766	27	4,564	2,175	11	197,717
Total	$1,020,121	$12,972	$8,834	$32,371	$3,481	$141	$1,077,920

The following table sets forth nonperforming assets for the periods presented:

	At June 30, 2011	At December 31, 2010
	(in thousands)

Nonaccrual loans	$13,208	$14,524
Accruing loans past due more than 90 days	8	7
Restructured loans	1,757	2,320
Other real estate owned	412	220
Repossessed assets	318	638
Total Nonperforming Assets	$15,703	$17,709

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	June 30, 2011		December 31, 2010
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$3,983	$–	$4,730	$–
1-4 Family residential	2,741	–	2,353	–
Other	2,194	–	1,428	–
Commercial loans	1,797	–	1,799	–
Loans to individuals	2,493	8	4,214	7
Total	$13,208	$8	$14,524	$7

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$867	$211	$3,983	$5,061	$103,790	$108,851
1-4 Family residential	3,578	721	2,741	7,040	214,243	221,283
Other	595	170	2,194	2,959	190,382	193,341
Commercial loans	1,233	155	1,797	3,185	131,012	134,197
Municipal loans	–	–	–	–	200,537	200,537
Loans to individuals	3,116	793	2,501	6,410	174,189	180,599
Total	$9,389	$2,050	$13,216	$24,655	$1,014,153	$1,038,808

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Loans with no allocated allowance for loan losses	$27	$69
Loans with allocated allowance for loan losses	14,903	16,699
Total	$14,930	$16,768

Amount of the allowance for loan losses allocated	$3,142	$3,864

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Interest income recognized on nonaccrual and restructured loans by class of loans for the period presented (in thousands):

	June 30, 2011
	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$6	$143
1-4 Family residential	47	85
Other	29	87
Commercial loans	5	43
Municipal loans	–	–
Loans to individuals	253	447
Total	$340	$805

The following table sets forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,829	$–	$3,983	$3,983	$591	$4,155
1-4 Family residential	2,819	–	2,741	2,741	489	2,524
Other	2,606	–	2,194	2,194	227	1,865
Commercial loans	1,850	–	1,797	1,797	684	1,876
Municipal loans	–	–	–	–	–	–
Loans to individuals	4,399	27	4,188	4,215	1,151	5,409
Total	$16,503	$27	$14,903	$14,930	$3,142	$15,829

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 Family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial loans	1,826	–	1,799	1,799	719	1,950
Municipal loans	–	–	–	–	–	–
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

6. Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

FHLB Advances (1)	$277,979	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$338,290	$433,790

(1)	At June 30, 2011, the weighted average cost of these advances was 3.61%. FHLB Advances have maturities ranging from July 2012 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.18575% through September 29, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.0585% through August 22, 2011 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

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

7.  Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$768	$681	$87	$77
Interest cost	1,490	1,416	198	192
Expected return on assets	(1,941)	(1,826)	–	–
Net loss recognition	581	503	151	145
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$877	$753	$435	$413

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$374	$342	$44	$48
Interest cost	749	738	98	120
Expected return on assets	(969)	(947)	–	–
Net loss recognition	296	290	70	100
Prior service credit amortization	(11)	(11)	–	–
Net periodic benefit cost	$439	$412	$212	$268

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute $2.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2011.  As of June 30, 2011, we had contributed $1.0 million to our defined benefit plan, and contributions of $40,000 had been made to our restoration plan.

8.  Share-based Incentive Plans

2009 Incentive Plan (the “2009 Incentive Plan”)

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,157,625 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the three months ended June 30, 2011, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.

As of June 30, 2011, there were 204,202 nonvested awards outstanding.  For the three and six months ended June 30, 2011, there was $26,000 share-based compensation expense related to the 2009 Incentive Plan.  As of June 30, 2010, there were no awards granted or nonvested.  There was no share-based compensation expense for the three and six months ended June 30, 2010.

As of June 30, 2011, there was $1.6 million of unrecognized compensation cost related to the 2009 Incentive Plan for the nonvested awards granted in June 2011.  The cost is expected to be recognized over a weighted-average period of 3.49 years.

The fair value of each NQSO granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2011:  dividend yield of 3.54%; risk-free interest rate of 2.30%; expected life of 6.5 and 7.0 years for the three-year and four-year vesting schedule, respectively; and expected volatility of 42.07% and 41.50% for the three-year and four-year vesting schedule, respectively.

The NQSOs which have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.

The fair value of each RSU is the ending stock price on the date of grant.  The RSUs vest in equal annual installments over either a three- or four-year period.

Each award is evidenced by an award agreement that specifies the option price, if applicable, the duration of the award, the number of shares to which the award pertains, and such other provisions as the Board determines.

1993 Incentive Stock Option Plan (“the ISO Plan”)

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.

As of June 30, 2011 and 2010, there were no nonvested shares for the ISO Plan.  For the six months ended June 30, 2011 and 2010, there was no stock-based compensation expense related to the ISO Plan.

As of June 30, 2011 and 2010, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A combined summary of activity in our share-based plans as of June 30, 2011 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 2011	1,157,625	–	$–	10,825	$10.38
Granted	(204,202)	33,392	19.19	170,810	19.19
Stock options exercised	–	–	–	(838)	10.38
Stock awards vested	–	–	–	–	–
Forfeited	–	–	–	–	–
Canceled/expired	–	–	–	–	–
Balance, June 30, 2011	953,423	33,392	$19.19	180,797	$18.70

Other information regarding options outstanding and exercisable as of June 30, 2011 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Number of Shares	Weighted-Average Exercise Price
$10.38 – 10.38	9,987	$10.38	1.75	9,987	$10.38
19.19 – 19.19	170,810	19.19	9.94	–	–
Total	180,797	$18.70	9.49	9,987	$10.38

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $207,000 and $95,000 at June 30, 2011, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $7,000 and $1.3 million, respectively.

Cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $9,000 and $356,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises was $2,000 and $316,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Securities Available for Sale - Securities classified as AFS primarily consist of U.S. Treasuries, government-sponsored enterprise debentures, mortgage-backed securities, municipal bonds, and, to a lesser extent, TRUPs and equity securities.  We use quoted market prices of identical assets on active exchanges, or Level 1 measurements, where possible.  Where such quoted market prices are not available, we typically employ quoted market prices of similar instruments (including matrix pricing), or Level 2 measurements.  Level 3 measurements include a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security or discounted cash flow analyses based on assumptions that are not readily observable in the market place.  Such assumptions include projections of future cash flows, including loss assumptions and discount rates.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2011.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.   At June 30, 2011, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loans losses.

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At June 30,	At December 31,	At June 30,
	2011	2010	2010
Carrying Value	$14,930	$16,768	$18,354
Valuation Allowance	3,142	3,864	3,675
Total Reported Fair Value	$11,788	$12,904	$14,679

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain nonfinancial assets measured at fair value on a nonrecurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other nonfinancial long-lived assets (such as real estate owned) that are measured at fair value in the event of an impairment.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
State and Political Subdivisions	$–	$301,081	$–	$301,081
Other Stocks and Bonds	–	–	957	957
Mortgage-backed Securities:
U.S. Government Agencies	–	162,916	–	162,916
Government-Sponsored Enterprise	–	974,045	–	974,045
Total	$–	$1,438,042	$957	$1,438,999

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	154,534	–	154,534
Government-Sponsored Enterprise	–	791,509	–	791,509
Total	$4,893	$1,240,305	$189	$1,245,387

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Six Months Ended June 30,
	2011	2010
Other Stocks and Bonds

Balance at Beginning of Period	$189	$270

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(75)
Included in other comprehensive income (loss)	768	(8)
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$957	$187

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(75)

	Three Months Ended June 30,
	2011	2010
Other Stocks and Bonds

Balance at Beginning of Period	$1,005	$231

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	–
Included in other comprehensive income (loss)	(48)	(44)
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$957	$187

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$–

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

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$48,454	$48,454	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	302,038	302,038	299,344	299,344
Held to maturity, at amortized cost	1,996	2,135	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,136,961	1,136,961	946,043	946,043
Held to maturity, at amortized cost	395,728	412,118	417,862	426,572
FHLB stock and other investments, at cost	27,588	27,588	36,776	36,776
Loans, net of allowance for loan losses	1,019,399	1,023,990	1,057,209	1,066,125
Loans held for sale	2,738	2,738	6,583	6,583

Financial liabilities:
Retail deposits	$2,239,537	$2,243,214	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	3,077	3,077	3,844	3,844
FHLB advances	532,782	549,399	562,573	578,561
Long-term debt	60,311	45,918	60,311	50,673

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at June 30, 2011 or December 31, 2010.

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

We had outstanding unused commitments to extend credit of $118.1 million and $113.3 million at June 30, 2011 and December 31, 2010, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2011 and December 31, 2010 were $11.6 million and $11.5 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.7 million and $5.0 million at June 30, 2011 and December 31, 2010, respectively.

The scheduled maturities of unused commitments as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Unused commitments:
Due in one year or less	$79,493	$64,984
Due after one year	38,654	48,267
Total	$118,147	$113,251

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

Securities. In the normal course of business we buy and sell securities.  There were $9.1 million of unsettled trades to purchase securities at June 30, 2011.  There were $31.9 million of unsettled trades to sell securities at June 30, 2011.  There were no unsettled trades to sell securities at December 31, 2010.  There were $145,000 of unsettled trades to purchase securities at December 31, 2010.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2011.  There were $5.0 million of unsettled issuances of brokered CDs at December 31, 2010.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

11.  Subsequent Events

On July 15, 2011, we purchased the remaining 50% interest in SFG increasing our ownership to 100%.  The purchase price was $4.8 million.  The purchase of the remaining 50% interest in SFG was a direct result of new regulations adopted as part of the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”).  Dodd Frank changed the manner in which we can do business through a nonbank entity.  Given the importance of our SFG operations, we determined that purchasing the remaining 50% interest in this company and integrating its operations into Southside Bank would be in the bank’s best interest.  In addition, SFG is already fully consolidated on our balance sheet and this purchase will not limit or change our ability to allocate capital in order to grow our franchise.

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

We reported an increase in net income for the three months and a decrease for the six months ended June 30, 2011 compared to the same periods in 2010.  Net income attributable to Southside Bancshares, Inc. for the three and six months ended June 30, 2011 was $11.0 million and $18.4 million, respectively, compared to $9.3 million and $20.9 million, respectively, for the same periods in 2010.

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

•	adverse changes in the status or financial stability or credit rating of the U.S. Treasury-issued securities impacting the U.S. Treasury’s guarantees or ability to pay or issue debt;
•	adverse changes in the status or financial condition of the Government-Sponsored Enterprises (the “GSEs”) impacting the GSEs’ guarantees or ability to pay or issue debt;
•	adverse changes in the credit portfolio of other U.S. financial institutions relative to the performance of certain of our investment securities;
•	economic or other disruptions caused by acts of terrorism in the United States, Europe or other areas;
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

We continue to evaluate the potential impact of the Dodd-Frank Act on our business, financial condition and results of operations and expect that some provisions may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

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

As of June 30, 2011, our review of the loan portfolio indicated that a loan loss allowance of $19.4 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at June 30, 2011, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at June 30, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

Impairment of Investment Securities and Mortgage-backed Securities.  Investment and mortgage-backed securities classified as AFS are carried at fair value and the impact of changes in fair value are recorded on our consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity.  Securities classified as AFS or HTM are subject to our review to identify when a decline in value is other-than-temporary.  Factors considered in determining whether a decline in value is other-than-temporary include:  whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event, a change in interest rate or a change in the market discount rate; and the financial condition and near-term prospects of the issuer.  Additionally, we do not currently intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its amortized cost basis.  When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings for the credit portion and the noncredit portion to other comprehensive income.  For certain assets we consider expected cash flows of the investment in determining if impairment exists.

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2011 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2011 for the TRUPs is approximately $1.0 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2011.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both June 30, 2011 and December 31, 2010.  The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the six months ended June 30, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2010.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2011, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.63%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increases to $200 million the total amount of options of this type we have purchased.  A table detailing the optional advance commitment terms is presented in “Note 6 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees, which at June 30, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  In determining quarterly, if it is still probable we will exercise the advance commitments we compare the all in costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2011 and December 31, 2010, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage due to the flat to inverted yield curve and tight volatility spreads during that time period.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, due to the extraordinary volatility in the capital markets.  While volatility in the capital markets has moderated since its high in 2008 and 2009, it has increased some during the second quarter due to concerns about the European debt crisis and the U.S. budget deficit and debt ceiling.  The current investment and economic landscape makes it uncertain whether we will experience additional significant asset growth over the near term.

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

The quarter ended June 30, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $4.0 million during the three months ended June 30, 2011.  During the quarter ended June 30, 2011, as interest rates decreased, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in the higher interest rate environment.  During the quarter ended June 30, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields decreased due to increased global economic concerns, loans decreased and deposits increased.  The net result was an increase of $14.9 million in our investment and U.S. agency mortgage-backed securities from $1.82 billion at March 31, 2011, to $1.84 billion at June 30, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.10% at June 30, 2011.  At June 30, 2011, securities as a percentage of assets increased to 59.0%, when compared to 58.8% at March 31, 2011 and 55.5% at December 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at June 30, 2011 decreased 0.7%, or $3.9 million, to $532.8 million from $536.7 million at March 31, 2011, primarily as a result of an increase in deposits.  During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increases to $200 million the total amount of options of this type we have purchased.  As of June 30, 2011 we had $163.7 million in long-term brokered CDs.  All of the long-term brokered CDs have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling and reissuing our brokered CDs which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the three months ended June 30, 2011, a decrease in FHLB borrowings, coupled with the overall growth in deposits, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 33.6% at June 30, 2011, from 50.7% at June 30, 2010 and 36.7% at December 31, 2010.

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

Net interest income for the six months ended June 30, 2011 was $46.8 million, an increase of $4.4 million, or 10.3%, compared to the same period in 2010.  The overall increase in net interest income was the result of the decrease in interest expense.

During the six months ended June 30, 2011, total interest income decreased $183,000, or 0.3%, to $65.6 million compared to $65.8 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.10% for the six months ended June 30, 2010 to 5.01% for the six months ended June 30, 2011 which more than offset the increase in average interest earning assets of $66.6 million, or 2.4%, from $2.78 billion to $2.84 billion.  Total interest expense decreased $4.6 million, or 19.5%, to $18.8 million during the six months ended June 30, 2011 as compared to $23.4 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2011, to 1.62% from 2.02% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $10.1 million, or 0.4%, from $2.33 billion for the six months ended June 30, 2010 to $2.34 billion for the same period in 2011.

Net interest income increased during the three months ended June 30, 2011 when compared to the same period in 2010 primarily as a result of an increase in interest income on mortgage-backed and related securities.  Our average interest earning assets increased $41.5 million, or 1.5%.  The increase in the yield on interest earning assets is reflective of a 71 basis point increase in the yield on our securities portfolio while offset by a 28 basis point decrease in the yield on loans.  The decrease in the average yield on interest bearing liabilities of 38 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended June 30, 2011, our net interest spread and net interest margin increased to 3.52% and 3.81%, respectively, from 2.77% and 3.09% when compared to the same period in 2010.

During the six months ended June 30, 2011, average loans increased $38.4 million, or 3.8%, compared to the same period in 2010.  Municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.26% for the six months ended June 30, 2010 to 6.91% for the six months ended June 30, 2011.  The decrease in interest income on loans of $801,000, or 2.3%, to $34.4 million for the six months ended June 30, 2011, when compared to $35.2 million for the same period in 2010 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended June 30, 2011, average loans increased $33.7 million, or 3.3%, to $1.05 billion, when compared to $1.02 billion for the same period in 2010.  The average yield on loans decreased from 7.19% for the three months ended June 30, 2010 to 6.91% for the three months ended June 30, 2011.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financials institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $40.0 million, or 2.3%, from $1.70 billion to $1.74 billion, for the six months ended June 30, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to buying opportunities available throughout early 2011 and increased volatility during the second quarter.  At June 30, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities increased slightly to 3.96% during the six months ended June 30, 2011, from 3.95% during the same period in 2010.  The increase in the average yield primarily reflects decreased amortization expense associated with decreased mortgage-backed securities prepayments during 2011 when compared to 2010.  During the first six months of 2010, prepayments on our mortgage-backed securities increased significantly due to a one time prepayment event caused by a Fannie Mae and Freddie Mac announcement that they had not repurchased delinquent mortgage loans from mortgage pools for several months and would be repurchasing those loans primarily during the first six months of 2010.  This caused a significant one time prepayment event that increased our amortization expense significantly during the first six months of 2010.  Interest income on investment and mortgage-backed securities increased $629,000 during the six months ended June 30, 2011, or 2.1%, compared to the same period in 2010 due to an increase in the average yield and the average balance.  For the three months ended June 30, 2011, average investment and mortgage-backed securities increased $20.1 million, or 1.1%, to $1.77 billion, when compared to $1.75 billion for the same period in 2010.  The overall yield on average investment and mortgage-backed securities increased to 4.10% during the three months ended June 30, 2011, from 3.39% during the same period in 2010.  Interest income from investment and mortgage-backed securities increased $3.2 million, or 24.1%, to $16.5 million for the three months ended June 30, 2011, compared to $13.3 million for the same period in 2010.  The increase in the average yield primarily reflects decreased amortization expense associated with increased mortgage-backed securities prepayments due to lower interest rates in the latter half of 2010 creating refinancing alternatives, tighter spreads on mortgage-backed securities and reinvesting prepayments in an overall lower interest rate environment.  The increase in interest income for the three months is due to the Fannie Mae and Freddie Mac prepayments discussed above.

Average FHLB stock and other investments decreased $8.2 million, or 21.3%, to $30.4 million, for the six months ended June 30, 2011, when compared to $38.6 million for the same period in 2010 due to the decrease in FHLB advances during 2011 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $9,000, or 6.4%, during the six months ended June 30, 2011, when compared to the same period in 2010 due to the decrease in the average balance which more than offset the increase in the average yield from 0.74% for the six months ended June 30, 2010 compared to 0.88% for the same period in 2011.  For the three months ended June 30, 2011, average FHLB stock and other investments decreased $9.9 million, or 25.9%, to $28.3 million, when compared to $38.2 million for the same period in 2010.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.  For the three months ended June 30, 2011, interest income from FHLB stock and other investments decreased $7,000, or 11.9%, to $52,000, when compared to $59,000 for the same period in 2010 as a result of the decrease in the average balance which more than offset the increase in the average yield from 0.62% in 2010 to 0.74% in 2011.

Average interest earning deposits decreased $2.9 million, or 20.9%, to $11.1 million, for the six months ended June 30, 2011, when compared to $14.0 million for the same period in 2010.  Interest income from interest earning deposits decreased $2,000, or 13.3%, for the six months ended June 30, 2011, when compared to the same period in 2010, as a result of the decrease in the average balance which more than offset the increase in the average yield from 0.22% in 2010 to 0.24% in 2011.  Average interest earning deposits decreased $574,000, or 8.6%, to $6.1 million, for the three months ended June 30, 2011, when compared to $6.7 million for the same period in 2010.  Interest income from interest earning deposits decreased $1,000, or 25.0%, for the three months ended June 30, 2011, when compared to the same period in 2010, as a result of the decrease in the average balance and the average yield from 0.24% in 2010 to 0.20% in 2011.

During the six months ended June 30, 2011, our average securities increased just slightly more than our average loans compared to the same period in 2010.  The mix of our average interest earning assets remained the same in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 62.3% during the six months ended June 30, 2011 compared to 62.6% during the same period in 2010.  Average loans were 37.3% of average total interest earning assets and other interest earning asset categories averaged 0.4% for the six months ended June 30, 2011.  During 2010, the comparable mix was 36.9% in loans and 0.5% in the other interest earning asset categories.

Total interest expense decreased $4.6 million, or 19.5%, to $18.8 million during the six months ended June 30, 2011 as compared to $23.4 million during the same period in 2010.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.02% for 2010 to 1.62% for the six months ended June 30, 2011, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $10.1 million, or 0.4% included an increase in deposits of $220.4 million, or 14.7% that was offset by a decrease in FHLB advances and other short-term obligations of $210.3 million, or 27.4%.  For the three months ended June 30, 2011, total interest expense decreased $2.3 million, or 20.1%, to $9.2 million, compared to $11.5 million for the same period in 2010 as a result of a decrease in the average yield and average balance on interest bearing liabilities.  Average interest bearing liabilities decreased $16.0 million, or 0.7%, and the average yield decreased from 1.95% for the three months ended June 30, 2010 to 1.57% for the three months ended June 30, 2011.

Average interest bearing deposits increased $220.4 million, or 14.7%, from $1.50 billion to $1.72 billion, while the average rate paid decreased from 1.31% for the six months ended June 30, 2010 to 0.95% for the six months ended June 30, 2011.  For the three months ended June 30, 2011, average interest bearing deposits increased $221.8 million, or 14.7%, to $1.73 billion, when compared to $1.51 billion for the same period in 2010 while the average rate paid decreased from 1.26% for the three month period ended June 30, 2010 to 0.94% for the three month period ended June 30, 2011.  Average time deposits increased $143.7 million, or 20.1%, from $713.2 million to $856.9 million while the average rate paid decreased to 1.35% for the six months ended June 30, 2011 as compared to 1.97% for the same period in 2010.  Average interest bearing demand deposits increased $66.6 million, or 9.3%, while the average rate paid decreased to 0.57% for the six months ended June 30, 2011 as compared to 0.74% for the same period in 2010.  Average savings deposits increased $10.1 million, or 13.7%, while the average rate paid decreased to 0.29% for the six months ended June 30, 2011 as compared to 0.46% for the same period in 2010.  Interest expense for interest bearing deposits for the six months ended June 30, 2011, decreased $1.7 million, or 17.0%, when compared to the same period in 2010 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $45.8 million, or 11.4%, during the six months ended June 30, 2011.  The latter three categories, which are considered the lowest cost deposits, comprised 60.6% of total average deposits during the six months ended June 30, 2011 compared to 62.6% during the same period in 2010.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion, continued market penetration, and an increase in brokered CDs issued.

During the six months ended June 30, 2011, we issued $80.4 million of long-term brokered CDs.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At June 30, 2011, we had $163.7 million in brokered CDs that represented 7.3% of deposits compared to $161.3 million, or 7.6% of deposits, at December 31, 2010.  At June 30, 2011 and December 31, 2010, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling and reissuing our brokered CDs which has allowed us to both extend the maturities and lower the funding costs.  This was the primary reason for the issuance of $80.4 million of brokered CDs during 2011.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $239.2 million, a decrease of $61.9 million, or 20.6%, for the six months ended June 30, 2011 when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities decreased $113,000, or 3.2%, while the average rate paid increased 52 basis points to 2.90% for the six months ended June 30, 2011, when compared to 2.38% for the same period in 2010.  For the three months ended June 30, 2011, average short-term interest bearing liabilities decreased $82.4 million, or 24.1%, when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities decreased $162,000, or 8.7%, while the average rate paid increased to 2.64% for the three month period ended June 30, 2011 when compared to 2.19% for the same period in 2010.  The increase in the average rate paid was due to the higher rate long-term FHLB advances rolling into the short-term FHLB advances category.  The decrease in the interest expense was due to a decrease in the average balance while offset by an increase in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $148.4 million, or 31.8%, during the six months ended June 30, 2011 to $318.0 million as compared to $466.4 million for the six months ended June 30, 2010.  Interest expense associated with long-term FHLB advances decreased $2.8 million, or 33.1%, and the average rate paid decreased seven basis points for the six months ended June 30, 2011 when compared to the same period in 2010.  For the three months ended June 30, 2011, long-term interest bearing liabilities decreased $155.4 million, or 35.1%, when compared to the same period in 2010.  Interest expense associated with long-term FHLB advances decreased $1.5 million, or 36.0%, and the average rate paid decreased to 3.60% for the three months ended June 30, 2011 when compared to 3.66% for the same period in 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $150 million par in long-term advance commitments from the FHLB.  During the second half of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2011 we entered into an additional $50 million of these options to fund two years forward from the advance commitment date, for a total of $200 million.  In order to obtain these commitments from the FHLB, we paid fees, which at June 30, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and six months ended June 30, 2011 and 2010.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense associated with long-term debt increased $3,000, or 0.2% to $1.6 million for the six months ended June 30, 2011, when compared to the same period in 2010, as a result of the slight increase in the average yield of one basis point during the six months ended June 30, 2011 when compared to the same period in 2010.  Interest expense was $814,000 for both of the three month periods ended June 30, 2011 and 2010.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2011			June 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,059,313	$36,281	6.91%	$1,020,908	$36,779	7.26%
Loans Held For Sale	3,106	68	4.41%	3,735	71	3.83%
Securities:
Investment Securities (Taxable)(4)	7,058	38	1.09%	9,373	52	1.12%
Investment Securities (Tax-Exempt)(3)(4)	302,421	9,564	6.38%	256,041	8,702	6.85%
Mortgage-backed and Related Securities (4)	1,431,390	24,607	3.47%	1,435,493	24,559	3.45%
Total Securities	1,740,869	34,209	3.96%	1,700,907	33,313	3.95%
FHLB stock and other investments, at cost	30,390	132	0.88%	38,629	141	0.74%
Interest Earning Deposits	11,054	13	0.24%	13,976	15	0.22%
Total Interest Earning Assets	2,844,732	70,703	5.01%	2,778,155	70,319	5.10%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,511			45,006
Bank Premises and Equipment	50,514			47,708
Other Assets	120,373			120,816
Less: Allowance for Loan Loss	(19,657)			(19,227)
Total Assets	$3,040,473			$2,972,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$83,343	118	0.29%	$73,270	167	0.46%
Time Deposits	856,860	5,744	1.35%	713,164	6,954	1.97%
Interest Bearing Demand Deposits	784,228	2,225	0.57%	717,638	2,617	0.74%
Total Interest Bearing Deposits	1,724,431	8,087	0.95%	1,504,072	9,738	1.31%
Short-term Interest Bearing Liabilities	239,179	3,434	2.90%	301,065	3,547	2.38%
Long-term Interest Bearing Liabilities – FHLB Dallas	317,985	5,663	3.59%	466,352	8,465	3.66%
Long-term Debt (5)	60,311	1,619	5.41%	60,311	1,616	5.40%
Total Interest Bearing Liabilities	2,341,906	18,803	1.62%	2,331,800	23,366	2.02%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	448,073			402,228
Other Liabilities	26,174			26,717
Total Liabilities	2,816,153			2,760,745

SHAREHOLDERS’ EQUITY (6)	224,320			211,713
Total Liabilities and Shareholders’ Equity	$3,040,473			$2,972,458
NET INTEREST INCOME		$51,900			$46,953
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.68%			3.41%
NET INTEREST SPREAD			3.39%			3.08%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $1,948 and $1,648 for the six months ended June 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $3,126 and $2,859 for the six months ended June 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,788 and $1,042 for the six months ended June 30, 2011 and 2010, respectively.

Note: As of June 30, 2011 and 2010, loans totaling $13,208 and $15,728, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2011			June 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,049,692	$18,076	6.91%	$1,016,037	$18,221	7.19%
Loans Held For Sale	2,491	31	4.99%	4,319	40	3.71%
Securities:
Investment Securities (Taxable)(4)	5,082	20	1.58%	9,392	26	1.11%
Investment Securities (Tax-Exempt)(3)(4)	299,807	4,778	6.39%	264,345	4,494	6.82%
Mortgage-backed and Related Securities (4)	1,466,581	13,310	3.64%	1,477,593	10,282	2.79%
Total Securities	1,771,470	18,108	4.10%	1,751,330	14,802	3.39%
FHLB stock and other investments, at cost	28,317	52	0.74%	38,194	59	0.62%
Interest Earning Deposits	6,101	3	0.20%	6,675	4	0.24%
Total Interest Earning Assets	2,858,071	36,270	5.09%	2,816,555	33,126	4.72%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,330			42,872
Bank Premises and Equipment	50,655			48,219
Other Assets	130,936			119,382
Less: Allowance for Loan Loss	(19,266)			(18,649)
Total Assets	$3,063,726			$3,008,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$85,778	58	0.27%	$75,065	84	0.45%
Time Deposits	867,694	2,943	1.36%	692,274	3,294	1.91%
Interest Bearing Demand Deposits	778,084	1,050	0.54%	742,401	1,355	0.73%
Total Interest Bearing Deposits	1,731,556	4,051	0.94%	1,509,740	4,733	1.26%
Short-term Interest Bearing Liabilities	259,025	1,705	2.64%	341,401	1,867	2.19%
Long-term Interest Bearing Liabilities – FHLB Dallas	287,903	2,587	3.60%	443,301	4,041	3.66%
Long-term Debt (5)	60,311	814	5.41%	60,311	814	5.41%
Total Interest Bearing Liabilities	2,338,795	9,157	1.57%	2,354,753	11,455	1.95%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	465,578			412,735
Other Liabilities	27,469			27,381
Total Liabilities	2,831,842			2,794,869

SHAREHOLDERS’ EQUITY (6)	231,884			213,510
Total Liabilities and Shareholders’ Equity	$3,063,726			$3,008,379
NET INTEREST INCOME		$27,113			$21,671
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.81%			3.09%
NET INTEREST SPREAD			3.52%			2.77%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $977 and $824 for the three months ended June 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,569 and $1,477 for the three months ended June 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $2,068 and $1,235 for the three months ended June 30, 2011 and 2010, respectively.

Note: As of June 30, 2011 and 2010, loans totaling $13,208 and $15,728, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $10.2 million and $18.2 million for the three and six months ended June 30, 2011, respectively, compared to $13.2 million and $27.5 million for the same periods in 2010, a decrease of $3.0 million, or 22.7%, and $9.4 million, or 34.0%, respectively.  The primary reason for the decrease in noninterest income was due to the decrease in gains on the sales of AFS securities during the three and six months ended June 30, 2011 when compared to the same periods in 2010.  During the six months ended June 30, 2011, we had gains on sale of AFS securities of $5.8 million compared to gains of $15.0 million for the same period in 2010.  Gains on AFS securities for the three months ended June 30, 2011 were $4.0 million compared to $6.7 million for the same period in 2010.  The market value of the AFS securities portfolio at June 30, 2011 was $1.44 billion with a net unrealized gain on that date of $35.6 million.  The net unrealized gain is comprised of $40.8 million in unrealized gains and $5.2 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2011 was $414.3 million with a net unrealized gain on that date of $16.5 million.  The net unrealized gain is comprised of $16.5 million in unrealized gains and $7,000 in unrealized losses.  During the six months ended June 30, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $4.0 million during the three months ended June 30, 2011.  As interest rates decreased during the second quarter of 2011, we continued to sell selected primarily low coupon and long duration municipal securities and low coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in a higher interest rate environment.  There can be no assurance that the level of security gains reported during the three and six months ended June 30, 2011, will continue in future periods.

Deposit services income decreased $372,000, or 8.5%, and $557,000, or 6.6%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $117,000, or 29.3%, and $115,000, or 16.9%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due primarily to a decrease in servicing release and secondary market fees.

Trust income increased $84,000, or 15.0%, and $205,000, or 18.8%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to growth experienced in our trust department.

Other income increased $95,000, or 11.0%, and $267,000, or 14.9%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 as a result of increases in other fee income, Southside Select fee income, Mastercard income and credit card fee income while offset by decreases in the face value of written loan commitments.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $18.1 million and $36.8 million for the three and six months ended June 30, 2011, respectively, compared to $18.0 million and $35.4 million for the same periods in 2010, respectively, representing an increase of $137,000, or 0.8%, and $1.4 million, or 4.0%, for the three and six months ended June 30, 2011, respectively.

Salaries and employee benefits expense increased $407,000, or 3.6%, and $1.2 million, or 5.2%, during the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  The increase for the three and six months ended June 30, 2011, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $559,000, or 6.0%, and $1.2 million, or 6.4%, during the three and six months ended June 30, 2011 when compared to the same periods in 2010.

Retirement expense, included in salary and benefits, decreased $18,000, or 2.1%, for the three months and increased $176,000, or 11.3%, for the six months ended June 30, 2011, respectively, when compared to the same periods in 2010.  The increase for the six months was primarily related to the increases in the expense of the defined benefit and restoration plans that were partially offset by a decrease in the post retirement expense for 2011 when compared to 2010.

Health and life insurance expense, included in salary and benefits, decreased $134,000, or 12.5%, and $216,000, or 10.7%, for the three and six months ended June 30, 2011 when compared to the same periods in 2010, respectively, due to decreased health claims expense and plan administrative cost for the comparable periods of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2011.

Occupancy expense increased $116,000, or 7.0%, and $194,000, or 5.9%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to the opening of new branches in August 2010 and March 2011.

Equipment expense increased $53,000, or 11.2%, and $109,000, or 12.0%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 as a result of increases in equipment service contracts and bank growth.

ATM and debit card expense increased $54,000, or 25.5%, and $102,000, or 26.9%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to an increase in processing expenses.

Supplies decreased $45,000, or 21.8%, and $91,000, or 19.1%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due primarily to the printing of our 50th anniversary logo on supplies purchased for the three and six months ended June 30, 2010.

Postage expense decreased $45,000, or 19.5%, and $52,000, or 12.5%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to a new contract with United States Postal Service and growing electronic delivery of our monthly bank statements.

FDIC insurance increased $46,000, or 6.7%, and $130,000, or 9.5%, for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to an increase in deposits.

Other expense decreased $356,000, or 21.6%, and $181,000, or 5.5%, for the three and six months ended June 30, 2011, respectively, as compared to 2010 due primarily to a decrease in repossessed assets expense, losses on ORE property, promotion expense and other losses while offset by an increase in loss on retirement of assets.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2011 was $14.8 million and $24.2 million, respectively, compared to $12.3 million and $28.4 million, respectively, for the same periods in 2010.  Income tax expense was $3.2 million and $4.5 million, respectively, for the three and six months ended June 30, 2011 compared to $2.5 million and $6.5 million, respectively, for the three and six months ended June 30, 2010.  The effective tax rate as a percentage of pre-tax income was 21.9% and 18.4% for the three and six months ended June 30, 2011, compared to 20.6% and 22.8% for the three and six months ended June 30, 2010.  The decrease in the effective tax rate and income tax expense for the six months ended June 30, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at June 30, 2011, was $242.5 million, representing an increase of 13.1%, or $28.2 million from December 31, 2010 and represented 7.8% of total assets at June 30, 2011 compared to 7.1% of total assets at December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $18.4 million, the issuance of $567,000 in common stock (28,869 shares) through our incentive stock option and dividend reinvestment plans, an increase in accumulated other comprehensive income of $14.7 million, which was partially offset by $5.5 million in dividends paid.

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of June 30, 2011, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$288,728	22.15%	$104,260	8.00%	N/A	N/A
Bank Only	$284,313	21.83%	$104,202	8.00%	$130,253	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$272,354	20.90%	$52,130	4.00%	N/A	N/A
Bank Only	$267,939	20.57%	$52,101	4.00%	$78,152	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$272,354	9.02%	$120,770	4.00%	N/A	N/A
Bank Only	$267,939	8.88%	$120,651	4.00%	$150,813	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$274,175	21.09%	$103,981	8.00%	N/A	N/A
Bank Only	$263,186	20.27%	$103,882	8.00%	$129,853	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,837	19.84%	$51,991	4.00%	N/A	N/A
Bank Only	$246,848	19.01%	$51,941	4.00%	$77,912	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,837	8.45%	$122,026	4.00%	N/A	N/A
Bank Only	$246,848	8.10%	$121,893	4.00%	$152,367	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2011, these investments were 15.5% of total assets as compared to 16.8% at December 31, 2010 and 16.4% at June 30, 2010.  The decrease to 15.5% at June 30, 2011 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2011.  At June 30, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $600.1 million, net of FHLB stock purchases required.  Southside Bank obtained $24.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2011, the SFG loans totaled approximately $73.5 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans decreased $39.1 million, or 3.6%, to $1.04 billion for the six month period ended June 30, 2011 from $1.08 billion at December 31, 2010, and increased $21.4 million, or 2.1%, from $1.02 billion at June 30, 2010.  Average loans increased $38.4 million, or 3.8%, when compared to the same period in 2010.

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

The following table sets forth loan totals for the periods presented:

	At	At	At
	June 30,	December 31,	June 30,
	2011	2010	2010
	(in thousands)
Real Estate Loans:
Construction	$108,851	$115,094	$104,866
1-4 Family Residential	221,283	219,031	217,131
Other	193,341	200,723	204,837
Commercial Loans	134,197	148,761	156,032
Municipal Loans	200,537	196,594	155,283
Loans to Individuals	180,599	197,717	179,303
Total Loans	$1,038,808	$1,077,920	$1,017,452

Our 1-4 family residential mortgage loans increased $2.3 million, or 1.0%, to $221.3 million for the six month period ended June 30, 2011 from $219.0 million at December 31, 2010, and $4.2 million, or 1.9%, from $217.1 million at June 30, 2010.

Municipal loans increased $3.9 million, or 2.0%, to $200.5 million for the six month period ended June 30, 2011 from $196.6 million at December 31, 2010, and $45.3 million, or 29.1%, from $155.3 million at June 30, 2010.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans decreased $6.2 million, or 5.4%, to $108.9 million for the six month period ended June 30, 2011 from $115.1 million at December 31, 2010, and increased $4.0 million, or 3.8%, from $104.9 million at June 30, 2010.

Other real estate loans, which are comprised primarily of commercial real estate loans, decreased $7.4 million, or 3.7%, to $193.3 million for the six month period ended June 30, 2011 from $200.7 million at December 31, 2010, and $11.5 million, or 5.6%, from $204.8 million at June 30, 2010.

Commercial loans decreased $14.6 million, or 9.8%, to $134.2 million for the six month period ended June 30, 2011 from $148.8 million at December 31, 2010, and $21.8 million, or 14.0%, from $156.0 million at June 30, 2010.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $17.1 million, or 8.7%, to $180.6 million for the six month period ended June 30, 2011 from $197.7 million at December 31, 2010, and increased $1.3 million, or 0.7%, from $179.3 million at June 30, 2010.

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

For SFG automobile loan pools purchased after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, during the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At June 30, 2011, the unallocated portion of the allowance for loan loss increased to $1.5 million or 0.15% of loans.

As of June 30, 2011, our review of the loan portfolio indicated that a loan loss allowance of $19.4 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and six months ended June 30, 2011, loan charge-offs were $3.0 million and $7.1 million and recoveries were $792,000 and $1.8 million, resulting in net charge-offs of $2.2 million and $5.3 million, respectively.  For the three and six months ended June 30, 2010, loan charge-offs were $3.5 million and $8.5 million and recoveries were $1.1 million and $1.7 million, resulting in net charge-offs of $2.4 million and $6.7 million, respectively.  The decrease in net charge-offs for the six months ended June 30, 2011 was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $1.9 million and $4.0 million for the three and six months ended June 30, 2011, compared to $2.3 million and $6.1 million for the comparable periods in 2010, respectively.  The decrease in provision expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily a result of the decrease in nonperforming loans.

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

The following table sets forth nonperforming assets for the periods presented:

	At June 30, 2011	At December 31, 2010	At June 30, 2010
	(in thousands)

Nonaccrual loans	$13,208	$14,524	$15,728
Accruing loans past due more than 90 days	8	7	19
Restructured loans	1,757	2,320	2,671
Other real estate owned	412	220	1,097
Repossessed assets	318	638	208
Total Nonperforming Assets	$15,703	$17,709	$19,723

	At June 30, 2011	At December 31, 2010	At June 30, 2010
		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.27%	1.35%	1.55%
Allowance for loan losses to nonaccruing loans	146.95	142.60	122.60
Allowance for loan losses to nonperforming assets	123.60	116.95	97.77
Allowance for loan losses to total loans	1.87	1.92	1.90
Nonperforming assets to total assets	0.50	0.59	0.66
Net charge-offs to average loans	1.01	1.25	1.33

Total nonperforming assets at June 30, 2011 were $15.7 million, a decrease of $2.0 million, or 11.3%, from $17.7 million at December 31, 2010 and $4.0 million, or 20.4%, from $19.7 million at June 30, 2010.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2010 to June 30, 2011, nonaccrual loans decreased $1.3 million, or 9.1%, to $13.2 million and from June 30, 2010, decreased $2.5 million, or 16.0%.  Of the total nonaccrual loans at June 30, 2011, 20.7% are residential real estate loans, 16.6% are commercial real estate loans, 13.6% are commercial loans, 18.9% are loans to individuals, primarily SFG automobile loans, and 30.2% are construction loans.  Accruing loans past due more than 90 days increased $1,000, or 14.3%, to $8,000 at June 30, 2011 from $7,000 at December 31, 2010 and decreased $11,000, or 57.9%, from $19,000 at June 30, 2010.  Restructured loans decreased $563,000, or 24.3%, to $1.8 million at June 30, 2011 from $2.3 million at December 31, 2010 and $914,000, or 34.2%, from $2.7 million at June 30, 2010.  The decrease in restructured loans was attributable to SFG automobile loan pools.  OREO increased $192,000, or 87.3%, to $412,000 at June 30, 2011 from $220,000 at December 31, 2010 and decreased $685,000, or 62.4%, from $1.1 million at June 30, 2010.  The OREO at June 30, 2011, consisted of residential and commercial real estate loans.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $320,000, or 50.2%, to $318,000 at June 30, 2011 from $638,000 at December 31, 2010 and increased $110,000, or 52.9%, from $208,000 at June 30, 2010.

Expansion

During the second quarter of 2011, we opened a new facility adjacent to our headquarters in Tyler which houses our Trust department.  Our application to change our Austin loan production office to a full service branch was authorized effective April 4, 2011.  We continue to explore opportunities to expand into both additional grocery stores and traditional branch locations.  On July 15, 2011, we purchased the remaining 50% interest in Southside Financial Group (“SFG”) increasing our ownership to 100%.  The purchase price was $4.8 million.  SFG is already fully consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.70% and 1.77%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.86% and 3.91%, respectively, relative to the base case over the next 12 months.  As of June 30, 2010, the model simulations projected that a 100 basis point immediate increase in interest rates would result in a positive variance on net interest income of 0.56% and an immediate increase in interest rates of 200 basis points would result in a negative variance in net interest income of 0.19%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 1.88% and 3.97%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at June 30, 2011 such litigation is not material to our financial position or results of operations.

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

*10.1	–	Form of Nonstatutory Stock Option Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan

*10.2	–	Form of Restricted Stock Unit Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	–	XBRL Instance Document

**101.SCH	–	XBRL Taxonomy Extension Schema Document

**101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ B. G. HARTLEY
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2011

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: August 8, 2011

Exhibit Index

Exhibit Number	Description

10.1	Form of Nonstatutory Stock Option Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan

10.2	Form of Restricted Stock Unit Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*The certifications attached as Exhibit 32 accompany this quarterly report on Form 10-Q and are “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.