Form 10-Q
period 2011-09-30
SOUTHSIDE BANCSHARES INC
filed 2011-11-08
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of October 31, 2011 was 16,465,690 shares.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
ASSETS	2011	2010
Cash and due from banks	$42,527	$56,188
Interest earning deposits	4,604	22,885
Total cash and cash equivalents	47,131	79,073
Investment securities:
Available for sale, at estimated fair value	304,994	299,344
Held to maturity, at amortized cost	1,496	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,263,528	946,043
Held to maturity, at amortized cost	389,178	417,862
FHLB stock, at cost	29,057	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	5,491	6,583
Loans:
Loans	1,040,471	1,077,920
Less: allowance for loan losses	(18,189)	(20,711)
Net Loans	1,022,282	1,057,209
Premises and equipment, net	50,481	50,144
Goodwill	22,034	22,034
Other intangible assets, net	580	777
Interest receivable	15,957	18,033
Deferred tax asset	–	6,677
Other assets	56,006	57,571
TOTAL ASSETS	$3,210,279	$2,999,621
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$477,128	$423,304
Interest bearing	1,816,632	1,711,124
Total Deposits	2,293,760	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	2,997	3,844
FHLB advances	287,204	189,094
Other obligations	2,226	2,651
Total Short-term obligations	292,427	195,589
Long-term obligations:
FHLB advances	275,458	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	335,769	433,790
Deferred tax liability	7,030	–
Other liabilities	23,150	20,378
TOTAL LIABILITIES	2,952,136	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,489,528 shares issued in 2011 and 17,660,312 shares issued in 2010	23,112	22,075
Paid-in capital	176,086	162,877
Retained earnings	70,028	64,567
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	17,294	(6,819)
TOTAL SHAREHOLDERS' EQUITY	258,143	214,323
Noncontrolling interest	–	1,113
TOTAL EQUITY	258,143	215,436
TOTAL LIABILITIES AND EQUITY	$3,210,279	$2,999,621

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$16,229	$16,926	$50,630	$52,128
Investment securities – taxable	11	20	49	72
Investment securities – tax-exempt	3,069	2,366	9,507	8,209
Mortgage-backed and related securities	13,292	13,378	37,899	37,937
FHLB stock and other investments	50	59	182	200
Other interest earning assets	2	4	15	19
Total interest income	32,653	32,753	98,282	98,565
Interest expense
Deposits	3,879	4,874	11,966	14,612
Short-term obligations	1,643	2,086	5,077	5,633
Long-term obligations	3,115	4,504	10,397	14,585
Total interest expense	8,637	11,464	27,440	34,830
Net interest income	24,016	21,289	70,842	63,735
Provision for loan losses	1,454	3,201	5,452	9,328
Net interest income after provision for loan losses	22,562	18,088	65,390	54,407
Noninterest income
Deposit services	4,098	4,280	12,005	12,744
Gain on sale of securities available for sale	3,863	8,008	9,672	23,024

Total other-than-temporary impairment losses	–	–	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–	(36)
Net impairment losses recognized in earnings	–	–	–	(75)

Gain on sale of loans	402	517	967	1,197
Trust income	672	645	1,968	1,736
Bank owned life insurance income	288	297	835	867
Other	957	931	3,021	2,728
Total noninterest income	10,280	14,678	28,468	42,221
Noninterest expense
Salaries and employee benefits	11,280	10,891	34,593	33,048
Occupancy expense	1,866	1,720	5,365	5,025
Equipment expense	540	532	1,558	1,441
Advertising, travel & entertainment	591	616	1,694	1,697
ATM and debit card expense	235	223	716	602
Director fees	193	197	584	590
Supplies	186	189	571	665
Professional fees	571	418	1,583	1,363
Postage	178	195	543	612
Telephone and communications	285	349	967	1,068
FDIC Insurance	212	804	1,710	2,172
Other	1,559	1,521	4,660	4,803
Total noninterest expense	17,696	17,655	54,544	53,086

Income before income tax expense	15,146	15,111	39,314	43,542
Provision for income tax expense	3,629	3,811	8,086	10,296
Net income	11,517	11,300	31,228	33,246
Less: Net income attributable to the noncontrolling interest	–	(252)	(1,358)	(1,301)
Net income attributable to Southside Bancshares, Inc.	$11,517	$11,048	$29,870	$31,945
Earnings per common share – basic	$0.70	$0.67	$1.82	$1.93
Earnings per common share – diluted	$0.70	$0.67	$1.82	$1.93
Dividends paid per common share	$0.18	$0.17	$0.52	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Nine Months Ended September 30,
	2011	2010
Common Stock
Balance, beginning of period	$22,075	$20,928
Issuance of common stock (44,352 shares in 2011 and 136,419 shares in 2010)	56	171
Stock dividend declared	981	943
Balance, end of period	23,112	22,042
Paid-in capital
Balance, beginning of period	162,877	146,357
Issuance of common stock (44,352 shares in 2011 and 136,419 shares in 2010)	804	1,080
Stock compensation expense	143	–
Tax benefit of incentive stock options	2	328
Purchase of noncontrolling interest	(2,754)	–
Stock dividend declared	15,014	14,570
Balance, end of period	176,086	162,335
Retained earnings
Balance, beginning of period	64,567	53,812
Net income attributable to Southside Bancshares, Inc.	29,870	31,945
Dividends paid on common stock ($0.52 per share in 2011 and $0.51 per share in 2010)	(8,414)	(7,916)
Stock dividend declared	(15,995)	(15,513)
Balance, end of period	70,028	62,328
Treasury Stock
Balance, beginning of period	(28,377)	(23,545)
Purchase of common stock (255,377 shares in 2010)	–	(4,716)
Balance, end of period	(28,377)	(28,261)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(6,819)	4,229
Net unrealized gains on available for sale securities, net of tax	29,707	13,669
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(6,287)	(14,966)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax	–	23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax	–	49
Adjustment to net periodic benefit cost, net of tax	693	611
Net change in accumulated other comprehensive income (loss)	24,113	(614)
Balance, end of period	17,294	3,615
Total shareholders’ equity	258,143	222,059
Noncontrolling interest
Balance, beginning of period	1,113	468
Net income attributable to noncontrolling interest shareholders	1,358	1,301
Capital distribution to noncontrolling interest shareholders	(475)	(310)
Purchase of noncontrolling interest	(1,996)	–
Balance, end of period	–	1,459
Total equity	$258,143	$223,518

Comprehensive income
Net income	$31,228	$33,246
Net change in accumulated other comprehensive income (loss)	24,113	(614)
Comprehensive income	55,341	32,632
Comprehensive income attributable to the noncontrolling interest	(1,358)	(1,301)
Comprehensive income attributable to Southside Bancshares, Inc.	$53,983	$31,331

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$31,228	$33,246
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,515	2,397
Amortization of premium	26,175	25,982
Accretion of discount and loan fees	(3,386)	(3,497)
Provision for loan losses	5,452	9,328
Stock compensation expense	143	–
Decrease in interest receivable	2,076	3,417
Increase in other assets	(2,413)	(4,726)
Net change in deferred taxes	723	998
Decrease in interest payable	(861)	(696)
Increase in other liabilities	3,598	3,504
Decrease (increase) in loans held for sale	1,092	(3,241)
Gain on sale of securities available for sale	(9,672)	(23,024)
Net other-than-temporary impairment losses	–	75
Loss (gain) on sale of assets	3	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	184	20
Gain on sale of other real estate owned	(242)	(26)
Net cash provided by operating activities	56,705	43,750

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	54,351	103,953
Proceeds from sales of mortgage-backed securities available for sale	642,943	956,496
Proceeds from maturities of investment securities available for sale	15,622	17,271
Proceeds from maturities of investment securities held to maturity	500	–
Proceeds from maturities of mortgage-backed securities available for sale	209,828	263,335
Proceeds from maturities of mortgage-backed securities held to maturity	35,376	55,656
Proceeds from redemption of FHLB stock	16,461	2,638
Purchases of investment securities available for sale	(42,576)	(75,697)
Purchases of investment securities held to maturity	(500)	–
Purchases of mortgage-backed securities available for sale	(1,177,556)	(1,026,453)
Purchases of mortgage-backed securities held to maturity	(11,375)	(258,935)
Purchases of FHLB stock and other investments	(10,806)	(139)
Net decrease (increase) in loans	27,344	(15,193)
Purchases of premises and equipment	(2,951)	(5,582)
Proceeds from sales of premises and equipment	6	38
Proceeds from sales of other real estate owned	676	948
Proceeds from sales of repossessed assets	3,933	3,713
Net cash (used in) provided by investing activities	(238,724)	22,049

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)
	Nine Months Ended September 30,
	2011	2010
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	133,513	117,405
Net increase in certificates of deposit	30,099	49,927
Net decrease in federal funds purchased and repurchase agreements	(847)	(9,514)
Proceeds from FHLB advances	8,005,080	6,119,530
Repayment of FHLB advances	(8,004,991)	(6,304,778)
Net capital distributions to noncontrolling interest in consolidated entities	(475)	(310)
Purchase of noncontrolling interest	(4,750)	–
Tax benefit of incentive stock options	2	328
Purchase of common stock	–	(4,716)
Proceeds from the issuance of common stock	860	1,251
Dividends paid	(8,414)	(7,916)
Net cash provided by (used in) financing activities	150,077	(38,793)

Net (decrease) increase in cash and cash equivalents	(31,942)	27,006
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$47,131	$79,172

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Interest paid	$28,301	$35,525
Income taxes paid	6,500	9,550

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of other repossessed assets and real estate through foreclosure	$4,790	$5,416
5% stock dividend	15,995	15,513
Adjustment to pension liability	(1,066)	(939)
Unsettled trades to purchase securities	–	(18,160)
Unsettled trades to sell securities	–	18,723

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside of which FWNB was a wholly-owned subsidiary.  “SFG” refers to Southside Financial Group, LLC, of which Southside Bank owns a 100% interest as of September 30, 2011.  On July 15, 2011, Southside Bank acquired the remaining 50% interest in SFG increasing our ownership to 100%.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest.  SFG is consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.

The consolidated balance sheet as of September 30, 2011, and the related consolidated statements of income, equity and cash flows and notes to the financial statements for the three and nine month periods ended September 30, 2011 and 2010 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

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

Accounting Standards

ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310)”, was issued January 2011 deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.  As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 became effective for us on September 30, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  The adoption of the Update did not have a material effect on our consolidated financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for us on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of ASU 2011-02 did not have a significant impact on our consolidated financial statements.

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

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

2.	Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net income – Southside Bancshares, Inc.	$11,517	$11,048	$29,870	$31,945

Basic weighted-average shares outstanding	16,454	16,543	16,439	16,563
Add: Stock options	7	10	7	35
Diluted weighted-average shares outstanding	16,461	16,553	16,446	16,598

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.67	$1.82	$1.93

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.70	$0.67	$1.82	$1.93

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

For the three and nine month periods ended September 30, 2011, there were approximately 28,000 and 9,000 antidilutive options, respectively.  For the three and nine months ended September 30, 2010, there were no antidilutive options.

3.	Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$45,703	$(15,996)	$29,707
Less: reclassification adjustment for gains included in net income	9,672	(3,385)	6,287
Net unrealized gains on securities	36,031	(12,611)	23,420
Change in pension plans	1,066	(373)	693
Other comprehensive income	$37,097	$(12,984)	$24,113

	Three Months Ended September 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$18,050	$(6,318)	$11,732
Less: reclassification adjustment for gains included in net income	3,863	(1,352)	2,511
Net unrealized gains on securities	14,187	(4,966)	9,221
Change in pension plans	355	(124)	231
Other comprehensive income	$14,542	$(5,090)	$9,452

	Nine Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$21,029	$(7,360)	$13,669
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	23,024	(8,058)	14,966
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,884)	659	(1,225)
Change in pension plans	939	(328)	611
Other comprehensive loss	$(945)	$331	$(614)

	Three Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$7,170	$(2,509)	$4,661
Noncredit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains included in net income	8,008	(2,802)	5,206
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized losses on securities	(838)	293	(545)
Change in pension plans	313	(109)	204
Other comprehensive loss	$(525)	$184	$(341)

4.	Securities

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2011 and December 31, 2010, are reflected in the tables below (in thousands):
	September 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$275,170	$28,906	$–	$29	$304,047
Other Stocks and Bonds	2,925	–	1,978	–	947
Mortgage-backed Securities:
U.S. Government Agencies	145,247	7,283	–	114	152,416
Government-Sponsored Enterprises	1,095,417	20,949	–	5,254	1,111,112
Total	$1,518,759	$57,138	$1,978	$5,397	$1,568,522

	September 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,011	$188	$–	$–	$1,199
Other Stocks and Bonds	485	18	–	–	503
Mortgage-backed Securities:
U.S. Government Agencies	24,675	1,374	–	75	25,974
Government-Sponsored Enterprises	364,503	14,412	–	10	378,905
Total	$390,674	$15,992	$–	$85	$406,581

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	149,402	5,311	–	179	154,534
Government-Sponsored Enterprises	777,921	16,049	–	2,461	791,509
Total	$1,231,497	$25,806	$2,736	$9,180	$1,245,387

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:			–
U.S. Government Agencies	21,888	631	–	55	22,464
Government-Sponsored Enterprises	395,974	8,743	–	609	404,108
Total	$419,357	$9,432	$–	$664	$428,125

The following table represents the unrealized loss on securities for the nine months ended September 30, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2011:

Available for Sale
State and Political Subdivisions	$925	$12	$293	$17	$1,218	$29
Other Stocks and Bonds	–	–	947	1,978	947	1,978
Mortgage-Backed Securities	533,508	5,290	6,444	78	539,952	5,368
Total	$534,433	$5,302	$7,684	$2,073	$542,117	$7,375

Held to Maturity
Mortgage-Backed Securities	$8,661	$85	$–	$–	$8,661	$85
Total	$8,661	$85	$–	$–	$8,661	$85

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	312,985	2,475	21,779	165	334,764	2,640
Total	$449,656	$8,976	$22,238	$2,940	$471,894	$11,916

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$1,104	$20	$53,780	$664
Total	$52,676	$644	$1,104	$20	$53,780	$664

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of illiquidity and credit impairment.  At September 30, 2011, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2011 for the TRUPs is approximately $947,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2011 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2011.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both September 30, 2011 and December 31, 2010. The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the nine months ended September 30, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at September 30, 2011 (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$300	C1	Ca
2	2,000	550	1,450	348	B1	C
3	2,000	1,450	550	299	B2	C
	$6,000	$3,075	$2,925	$947

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Nine Months Ended September 30, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

	Three Months Ended September 30, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

Interest income recognized on AFS and HTM securities for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2011	September 30, 2010
U.S. Treasury	$6	$7
State and Political Subdivisions	9,525	8,239
Other Stocks and Bonds	25	35
Mortgage-backed Securities	37,899	37,937
Total interest income on securities	$47,455	$46,218

	Three Months Ended
	September 30, 2011	September 30, 2010
U.S. Treasury	$–	$3
State and Political Subdivisions	3,073	2,375
Other Stocks and Bonds	7	8
Mortgage-backed Securities	13,292	13,378
Total interest income on securities	$16,372	$15,764

There were no securities transferred from AFS to HTM during the nine months ended September 30, 2011 or 2010.  There were no sales from the HTM portfolio during the nine months ended September 30, 2011 or 2010.  There were $390.7 million of securities classified as HTM at September 30, 2011 compared to $419.4 million of securities classified as HTM at December 31, 2010.

Of the $9.7 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2011, there were $10.2 million in realized gains and $486,000 in realized losses.  Of the $23.0 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2010, there were $25.5 million in realized gains and $2.5 million in realized losses.

The amortized cost and fair value of securities at September 30, 2011 are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	September 30, 2011
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)

Investment Securities
Due in one year or less	$1,968	$1,989
Due after one year through five years	6,929	7,196
Due after five years through ten years	27,988	30,455
Due after ten years	241,210	265,354
	278,095	304,994
Mortgage-backed securities	1,240,664	1,263,528
Total	$1,518,759	$1,568,522

	September 30, 2011
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	485	503
Due after ten years	1,011	1,199
	1,496	1,702
Mortgage-backed securities	389,178	404,879
Total	$390,674	$406,581

Investment and mortgage-backed securities with book values of $999.8 million at September 30, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.	Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals for the periods presented (in thousands):

	At	At
	September 30,	December 31,
	2011	2010
Real Estate Loans:
Construction	$103,859	$115,094
1-4 Family residential	228,248	219,031
Other	202,595	200,723
Commercial loans	140,115	148,761
Municipal loans	199,122	196,594
Loans to individuals	166,532	197,717
Total loans	$1,040,471	$1,077,920

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

For loans to individuals, the methodology associated with determining the appropriate allowance for losses on loans primarily consists of an evaluation of individual payment histories, remaining term to maturity and underlying collateral support.

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

•
Loss (Rating 9) – Loans classified Loss are considered uncollectible or of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and,
•	Changes in the level of concentrations of credit.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Nine Months Ended September 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	(25)	397	(318)	(65)	(9)	4,628	844	5,452
Loans charged off	(9)	(654)	(271)	(1,231)	–	(8,085)	–	(10,250)
Recoveries of loans charged off	38	96	274	397	–	1,471	–	2,276
Balance at end of period	$2,589	$1,827	$3,039	$2,847	$598	$5,992	$1,297	$18,189

	Three Months Ended September 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409
Provision (reversal) for loan losses	(235)	216	206	166	(12)	1,340	(227)	1,454
Loans charged off	–	(271)	(191)	(304)	–	(2,413)	–	(3,179)
Recoveries of loans charged off	24	3	1	69	–	408	–	505
Balance at end of period	$2,589	$1,827	$3,039	$2,847	$598	$5,992	$1,297	$18,189

	Nine Months Ended September 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896
Provision (reversal) for loan losses	36	585	640	2,233	151	6,483	(800)	9,328
Loans charged off	(873)	(236)	(519)	(2,023)	–	(9,165)	–	(12,816)
Recoveries of loans charged off	165	12	–	202	–	1,944	–	2,323
Balance at end of period	$2,408	$1,821	$3,296	$3,596	$551	$6,583	$476	$18,731

	Three Months Ended September 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,180	$1,820	$3,334	$3,367	$514	$6,804	$1,264	$19,283
Provision (reversal) for loan losses	228	114	281	1,242	37	2,087	(788)	3,201
Loans charged off	–	(120)	(319)	(1,058)	–	(2,844)	–	(4,341)
Recoveries of loans charged off	–	7	–	45	–	536	–	588
Balance at end of period	$2,408	$1,821	$3,296	$3,596	$551	$6,583	$476	$18,731

	Nine Months Ended September 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$1,015	$746	$527	$1,129	$110	$396	$–	$3,923
Ending balance – collectively evaluated for impairment	1,574	1,081	2,512	1,718	488	5,596	1,297	14,266
Balance at end of period	$2,589	$1,827	$3,039	$2,847	$598	$5,992	$1,297	$18,189

	Nine Months Ended September 30, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$1,088	$673	$836	$1,752	$125	$580	$–	$5,054
Ending balance – collectively evaluated for impairment	1,320	1,148	2,460	1,844	426	6,003	476	13,677
Balance at end of period	$2,408	$1,821	$3,296	$3,596	$551	$6,583	$476	$18,731

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$30	$5
Provision (reversal) for losses on unfunded loan commitments	(8)	15
Balance at end of period	$22	$20

	Three Months Ended September 30,
	2011	2010
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$22	$40
Provision (reversal) for losses on unfunded loan commitments	–	(20)
Balance at end of period	$22	$20

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
September 30, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$7,869	$11,059	$7,271	$6,245	$651	$1,317	$34,412
Loans collectively evaluated for impairment	95,990	217,189	195,324	133,870	198,471	165,215	1,006,059
Total ending loans balance	$103,859	$228,248	$202,595	$140,115	$199,122	$166,532	$1,040,471

	Real Estate
December 31, 2010	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$10,355	$8,331	$10,688	$12,144	$738	$1,625	$43,881
Loans collectively evaluated for impairment	104,739	210,700	190,035	136,617	195,856	196,092	1,034,039
Total ending loans balance	$115,094	$219,031	$200,723	$148,761	$196,594	$197,717	$1,077,920

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

September 30, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$95,990	$1,237	$449	$6,041	$142	$–	$103,859
1-4 Family residential	217,188	640	5,242	4,313	865	–	228,248
Other	195,324	94	3,270	3,869	38	–	202,595
Commercial loans	133,871	904	246	5,015	68	11	140,115
Municipal loans	198,471	231	–	420	–	–	199,122
Loans to individuals	155,590	7,306	–	2,564	1,040	32	166,532
Total	$996,434	$10,412	$9,207	$22,222	$2,153	$43	$1,040,471

December 31, 2010	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$104,739	$761	$1,420	$8,174	$–	$–	$115,094
1-4 Family residential	210,699	812	1,379	5,332	809	–	219,031
Other	190,036	102	4,784	5,418	298	85	200,723
Commercial loans	136,617	2,273	1,224	8,403	199	45	148,761
Municipal loans	195,856	258	–	480	–	–	196,594
Loans to individuals	182,174	8,766	27	4,564	2,175	11	197,717
Total	$1,020,121	$12,972	$8,834	$32,371	$3,481	$141	$1,077,920

The following table sets forth nonperforming assets for the periods presented:

	At	At
	September 30,	December 31,
	2011	2010
	(in thousands)

Nonaccrual loans	$10,634	$14,524
Accruing loans past due more than 90 days	21	7
Restructured loans	1,486	2,320
Other real estate owned	831	220
Repossessed assets	188	638
Total Nonperforming Assets	$13,160	$17,709

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	September 30, 2011		December 31, 2010
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$3,838	$–	$4,730	$–
1-4 Family residential	1,863	–	2,353	–
Other	1,291	–	1,428	–
Commercial loans	1,495	–	1,799	–
Loans to individuals	2,147	21	4,214	7
Total	$10,634	$21	$14,524	$7

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$448	$370	$3,838	$4,656	$99,203	$103,859
1-4 Family residential	3,720	723	1,863	6,306	221,942	228,248
Other	364	31	1,291	1,686	200,909	202,595
Commercial loans	1,097	343	1,495	2,935	137,180	140,115
Municipal loans	–	–	–	–	199,122	199,122
Loans to individuals	2,705	713	2,168	5,586	160,946	166,532
Total	$8,334	$2,180	$10,655	$21,169	$1,019,302	$1,040,471

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Loans with no allocated allowance for loan losses	$5	$69
Loans with allocated allowance for loan losses	12,080	16,699
Total	$12,085	$16,768

Amount of the allowance for loan losses allocated	$2,512	$3,864

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

Interest income recognized on nonaccrual and restructured loans by class of loans for the period presented (in thousands):

	September 30, 2011
	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$9	$209
1-4 Family residential	60	89
Other	19	99
Commercial loans	4	54
Municipal loans	–	–
Loans to individuals	363	578
Total	$455	$1,029

The following table sets forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,750	$–	$3,838	$3,838	$633	$4,083
1-4 Family residential	1,927	–	1,863	1,863	277	2,386
Other	1,890	–	1,290	1,290	125	1,830
Commercial loans	1,564	–	1,495	1,495	477	1,832
Municipal loans	–	–	–	–	–	–
Loans to individuals	3,886	5	3,594	3,599	1,000	4,888
Total	$14,017	$5	$12,080	$12,085	$2,512	$15,019

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 Family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial loans	1,826	–	1,799	1,799	719	1,950
Municipal loans	–	–	–	–	–	–
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Effective July 1, 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  We reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

The following table sets forth troubled debt restructurings for the periods presented:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Real Estate Loans:
Construction	$–	$54
1-4 Family residential	–	284
Other	–	–
Commercial loans	–	–
Loans to individuals	57	78
Total	$57	$416

The loans indentified as troubled debt restructurings were previously reported as impaired loans prior to restructuring.  The modifications related to extending the amortization periods, lowering interest rates and principal forgiveness of the loans.  Of the loans restructured during the nine months ended September 30, 2011, $406,000 were on nonaccrual status as of September 30, 2011.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses. For the three and nine months ended September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

6.	Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

FHLB Advances (1)	$275,458	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$335,769	$433,790

(1)	At September 30, 2011, the weighted average cost of these advances was 3.27%. FHLB Advances have maturities ranging from October 2012 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.30856% through December 30, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.103% through November 22, 2011 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

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

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid
$25,000	09/20/12	36 months	1.325%	$1,105
25,000	09/20/12	48 months	1.674%	1,410
20,000	10/09/12	36 months	1.153%	789
20,000	10/09/12	48 months	1.466%	1,042
20,000	10/09/12	60 months	1.807%	1,216
20,000	05/17/12	48 months	1.710%	917
20,000	05/17/12	60 months	2.085%	1,102
20,000	03/18/13	60 months	2.510%	1,528
15,000	03/18/13	36 months	1.622%	828
15,000	03/18/13	48 months	2.086%	1,017
$200,000				$10,954

7.	Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$1,152	$1,022	$130	$115
Interest cost	2,235	2,124	297	288
Expected return on assets	(2,912)	(2,739)	–	–
Net loss recognition	872	754	227	218
Prior service credit amortization	(31)	(31)	(2)	(2)
Net periodic benefit cost	$1,316	$1,130	$652	$619

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$384	$341	$43	$38
Interest cost	745	708	99	96
Expected return on assets	(971)	(913)	–	–
Net loss recognition	291	251	76	73
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$439	$377	$217	$206

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2010, that we expected to contribute $2.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2011.  As of September 30, 2011, we had contributed $2.0 million to our defined benefit plan, and contributions of $60,000 had been made to our restoration plan.

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

As of September 30, 2011, there were 204,202 nonvested awards outstanding.  For the three and nine months ended September 30, 2011, there was $117,000 and $143,000, respectively, share-based compensation expense related to the 2009 Incentive Plan.  As of September 30, 2010, there were no awards granted or nonvested.  There was no share-based compensation expense for the three and nine months ended September 30, 2010.

As of September 30, 2011, there was $1.5 million of unrecognized compensation cost related to the 2009 Incentive Plan for the nonvested awards granted in June 2011.  The cost is expected to be recognized over a weighted-average period of 3.24 years.

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

As of September 30, 2011 and 2010, there were no nonvested shares for the ISO Plan.  For the nine months ended September 30, 2011 and 2010, there was no stock-based compensation expense related to the ISO Plan.

As of September 30, 2011 and 2010, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

A combined summary of activity in our share-based plans as of September 30, 2011 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2011	1,157,625	–	$–	10,825	$10.38
Granted	(204,202)	33,392	19.19	170,810	19.19
Stock options exercised	–	–	–	(838)	10.38
Stock awards vested	–	–	–	–	–
Forfeited	–	–	–	–	–
Canceled/expired	–	–	–	–	–
Balance, September 30, 2011	953,423	33,392	$19.19	180,797	$18.70

Other information regarding options outstanding and exercisable as of September 30, 2011 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 10.38	–	10.38	9,987	$10.38	1.50	9,987	$10.38
19.19	–	19.19	170,810	19.19	9.69	–	–
Total			180,797	$18.70	9.24	9,987	$10.38

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was zero and $76,000 at September 30, 2011, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $7,000 and $1.5 million, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $9,000 and $419,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises was $2,000 and $328,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.

Loans Held for Sale - These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At September 30, 2011, based on our estimates of fair value, no valuation allowance was recognized.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At September 30, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loans losses.

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At September 30,	At December 31,	At September 30,
	2011	2010	2010
Carrying Value	$12,085	$16,768	$17,110
Valuation Allowance	2,512	3,864	3,405
Total Reported Fair Value	$9,573	$12,904	$13,705

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
State and Political Subdivisions	$–	$304,047	$–	$304,047
Other Stocks and Bonds	–	–	947	947
Mortgage-backed Securities:
U.S. Government Agencies	–	152,416	–	152,416
Government-Sponsored Enterprise	–	1,111,112	–	1,111,112
Total	$–	$1,567,575	$947	$1,568,522

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	154,534	–	154,534
Government-Sponsored Enterprise	–	791,509	–	791,509
Total	$4,893	$1,240,305	$189	$1,245,387

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Nine Months Ended September 30,
	2011	2010
Other Stocks and Bonds

Balance at Beginning of Period	$189	$270

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(75)
Included in other comprehensive income (loss)	758	(7)
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$947	$188

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(75)

	Three Months Ended September 30,
	2011	2010
Other Stocks and Bonds

Balance at Beginning of Period	$957	$187

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	–
Included in other comprehensive income (loss)	(10)	1
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$947	$188

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$–

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

Long-term debt - The carrying amount for the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.  This type of debt is issued much less frequently since the economic crisis beginning in 2007.  Therefore, the discount rate is a best estimate.

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$47,131	$47,131	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	304,994	304,994	299,344	299,344
Held to maturity, at amortized cost	1,496	1,702	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,263,528	1,263,528	946,043	946,043
Held to maturity, at amortized cost	389,178	404,879	417,862	426,572
FHLB stock and other investments, at cost	31,121	31,121	36,776	36,776
Loans, net of allowance for loan losses	1,022,282	1,032,092	1,057,209	1,066,125
Loans held for sale	5,491	5,491	6,583	6,583

Financial liabilities:
Retail deposits	$2,293,760	$2,298,118	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	2,997	2,997	3,844	3,844
FHLB advances	562,662	578,417	562,573	578,561
Long-term debt	60,311	45,620	60,311	50,673

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at September 30, 2011 or December 31, 2010.

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

We had outstanding unused commitments to extend credit of $128.3 million and $113.3 million at September 30, 2011 and December 31, 2010, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at September 30, 2011 and December 31, 2010 were $11.9 million and $11.5 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $5.9 million and $5.0 million at September 30, 2011 and December 31, 2010, respectively.

The scheduled maturities of unused commitments as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Unused commitments:
Due in one year or less	$96,379	$64,984
Due after one year	31,944	48,267
Total	$128,323	$113,251

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

Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to purchase or sell securities at September 30, 2011.  There were no unsettled trades to sell securities at December 31, 2010.  There were $145,000 of unsettled trades to purchase securities at December 31, 2010.

Deposits. There were no unsettled issuances of brokered CDs at September 30, 2011.  There were $5.0 million of unsettled issuances of brokered CDs at December 31, 2010.

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

We reported an increase in net income for the three months and a decrease for the nine months ended September 30, 2011 compared to the same periods in 2010.  Net income attributable to Southside Bancshares, Inc. for the three and nine months ended September 30, 2011 was $11.5 million and $29.9 million, respectively, compared to $11.0 million and $31.9 million, respectively, for the same periods in 2010.

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
•
adverse changes in GSE mortgage-backed securities or the prepayments received on these securities as a result of government changes to refinancing and modification programs that would allow individuals previously unable to refinance or modify their loan;

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

As of September 30, 2011, our review of the loan portfolio indicated that a loan loss allowance of $18.2 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at September 30, 2011, the valuation inputs for our AFS TRUPs became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at September 30, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the market values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2011 we have, in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at September 30, 2011 for the TRUPs is approximately $947,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2011.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both September 30, 2011 and December 31, 2010.  The noncredit charge to other comprehensive income was estimated at $2.0 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the nine months ended September 30, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at September 30, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At September 30, 2011, the weighted-average actuarial assumptions of the Plan were: a discount rate of 5.63%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increased to $200 million the total amount of options of this type we have purchased.  A table detailing the optional advance commitment terms is presented in “Note 6 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees, which at September 30, 2011, were $ 11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  In determining quarterly, if it is still probable we will exercise the advance commitments we compare the all in costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of September 30, 2011 and December 31, 2010, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage due to the flat to inverted yield curve and tight volatility spreads during that time period.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, due to the extraordinary volatility in the capital markets.  While volatility in the capital markets has moderated since its high in 2008 and 2009, it increased some during the second and third quarters of 2011 due to concerns about the European debt crisis and the U.S. budget deficit.  During the third quarter the Federal Reserve made two important announcements.  They announced, first, that they believe shorter-term interest rates will remain low until mid 2013 and, second, that they would begin selling short-term treasury securities and begin purchasing long-term treasury securities in an effort to lower long-term interest rates.  As a result, the current investment and economic landscape has changed, which resulted in a decision to grow our assets in the third quarter and which could result in future asset growth.

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

The quarter ended September 30, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.9 million during the three months ended September 30, 2011.  During the quarter ended September 30, 2011, as interest rates decreased, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  During the quarter ended September 30, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields decreased due to increased global economic concerns and U.S. deficit concerns, the Federal Reserve signaling an extended period of low short-term interest rates, loans increasing only slightly and overall deposit growth.  The net result was an increase of $122.5 million in our investment and U.S. agency mortgage-backed securities from $1.84 billion at June 30, 2011, to $1.96 billion at September 30, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.14% at September 30, 2011.  At September 30, 2011, securities as a percentage of assets increased to 61.0%, when compared to 59.0% at June 30, 2011, 58.8% at March 31, 2011 and 55.5% at December 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at September 30, 2011 increased 5.6%, or $29.9 million, to $562.7 million from $532.8 million at June 30, 2011.  During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increased to $200 million the total amount of options of this type we have purchased.  As of September 30, 2011 we had $166.3 million in long-term brokered CDs.  All of the long-term brokered CDs have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling and reissuing our brokered CDs which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During the three months ended September 30, 2011, overall growth in our deposits, offset with a slight increase in FHLB borrowings, resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 34.3% at September 30, 2011, from 45.0% at September 30, 2010 and 36.7% at December 31, 2010.

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

Net interest income for the nine months ended September 30, 2011 was $70.8 million, an increase of $7.1 million, or 11.2%, compared to the same period in 2010.  The overall increase in net interest income was the result of the decrease in interest expense.

During the nine months ended September 30, 2011, total interest income decreased $283,000, or 0.3%, to $98.3 million compared to $98.6 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.07% for the nine months ended September 30, 2010 to 4.93% for the nine months ended September 30, 2011 which more than offset the increase in average interest earning assets of $95.9 million, or 3.5%, from $2.77 billion to $2.87 billion.  Total interest expense decreased $7.4 million, or 21.2%, to $27.4 million during the nine months ended September 30, 2011 as compared to $34.8 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2011, to 1.56% from 2.01% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $38.0 million, or 1.6%, from $2.32 billion for the nine months ended September 30, 2010 to $2.36 billion for the same period in 2011.

Net interest income increased during the three months ended September 30, 2011 when compared to the same period in 2010 primarily as a result of a decrease in interest expense.  Our average interest earning assets increased $153.6 million, or 5.6%.  The decrease in the average yield on interest bearing liabilities of 55 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended September 30, 2011, our net interest spread and net interest margin increased to 3.35% and 3.61%, respectively, from 3.02% and 3.35% when compared to the same period in 2010.

During the nine months ended September 30, 2011, average loans increased $27.9 million, or 2.7%, compared to the same period in 2010.  Municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.13% for the nine months ended September 30, 2010 to 6.81% for the nine months ended September 30, 2011.  The decrease in interest income on loans of $1.5 million, or 2.9%, to $50.6 million for the nine months ended September 30, 2011, when compared to $52.1 million for the same period in 2010 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended September 30, 2011, average loans increased $7.3 million, or 0.7%, to $1.03 billion, when compared to $1.02 billion for the same period in 2010.  The average yield on loans decreased from 6.87% for the three months ended September 30, 2010 to 6.60% for the three months ended September 30, 2011.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financials institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $83.7 million, or 4.9%, from $1.69 billion to $1.78 billion, for the nine months ended September 30, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to buying opportunities available throughout early 2011 and increased volatility during the second and third quarters.  At September 30, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.92% during the nine months ended September 30, 2011, from 3.97% during the same period in 2010.  The decrease in the average yield primarily reflects the purchase of lower yielding securities when compared to both those securities paying off and securities in the current securities portfolio due to the lower interest rate environment during 2011 when compared to 2010.  During the first six months of 2010, prepayments on our mortgage-backed securities increased significantly due to a one time prepayment event caused by a Fannie Mae and Freddie Mac announcement that they had not repurchased delinquent mortgage loans from mortgage pools for several months and would be repurchasing those loans primarily during the first six months of 2010.  This caused a significant one time prepayment event that increased our amortization expense significantly during the first six months of 2010.  Interest income on investment and mortgage-backed securities increased $1.2 million during the nine months ended September 30, 2011, or 2.7%, compared to the same period in 2010 due to an increase in the average balance which more than offset the decrease in the yield.  For the three months ended September 30, 2011, average investment and mortgage-backed securities increased $169.8 million, or 10.1%, to $1.85 billion, when compared to $1.68 billion for the same period in 2010.  The overall yield on average investment and mortgage-backed securities decreased to 3.85% during the three months ended September 30, 2011, from 4.01% during the same period in 2010.  Interest income from investment and mortgage-backed securities increased $608,000, or 3.9%, to $16.4 million for the three months ended September 30, 2011, compared to $15.8 million for the same period in 2010.  The decrease in the average yield primarily reflects the purchase of lower yielding securities when compared to both those securities paying off and securities in the current securities portfolio due to the overall lower interest rate environment in 2011 when compared to 2010.  The increase in interest income for the three months is due to the increase in the average balance which more than offset the decrease in the average yield.

Average FHLB stock and other investments decreased $8.3 million, or 21.6%, to $30.1 million, for the nine months ended September 30, 2011, when compared to $38.5 million for the same period in 2010 due to the decrease in FHLB advances during 2011 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $18,000, or 9.0%, during the nine months ended September 30, 2011, when compared to the same period in 2010 due to the decrease in the average balance which more than offset the increase in the average yield from 0.70% for the nine months ended September 30, 2010 compared to 0.81% for the same period in 2011.  For the three months ended September 30, 2011, average FHLB stock and other investments decreased $8.5 million, or 22.3%, to $29.7 million, when compared to $38.2 million for the same period in 2010.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.  For the three months ended September 30, 2011, interest income from FHLB stock and other investments decreased $9,000, or 15.3%, to $50,000, when compared to $59,000 for the same period in 2010 as a result of the decrease in the average balance which more than offset the increase in the average yield from 0.61% in 2010 to 0.67% in 2011.

Average interest earning deposits decreased $6.3 million, or 40.9%, to $9.2 million, for the nine months ended September 30, 2011, when compared to $15.5 million for the same period in 2010.  Interest income from interest earning deposits decreased $4,000, or 21.1%, for the nine months ended September 30, 2011, when compared to the same period in 2010, as a result of the decrease in the average balance which more than offset the increase in the average yield from 0.16% in 2010 to 0.22% in 2011.  Average interest earning deposits decreased $13.1 million, or 70.6%, to $5.4 million, for the three months ended September 30, 2011, when compared to $18.5 million for the same period in 2010.  Interest income from interest earning deposits decreased $2,000, or 50.0%, for the three months ended September 30, 2011, when compared to the same period in 2010, as a result of the decrease in the average balance while offset by an increase in the average yield from 0.09% in 2010 to 0.15% in 2011.

During the nine months ended September 30, 2011, our average securities increased more than our average loans compared to the same period in 2010.  The mix of our average interest earning assets changed as average total securities as a percentage of total average interest earning assets increased to 61.9% during the nine months ended September 30, 2011 compared to 61.0% during the same period in 2010.  Average loans decreased to 36.7% of average total interest earning assets and other interest earning asset categories averaged 1.4% for the nine months ended September 30, 2011.  During 2010, the comparable mix was 37.0% in loans and 2.0% in the other interest earning asset categories.

Total interest expense decreased $7.4 million, or 21.2%, to $27.4 million during the nine months ended September 30, 2011 as compared to $34.8 million during the same period in 2010.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 2.01% for 2010 to 1.56% for the nine months ended September 30, 2011, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $38.0 million, or 1.6% included an increase in deposits of $224.1 million, or 14.9% that was offset by a decrease in FHLB advances and other short-term obligations of $186.1 million, or 24.7%.  For the three months ended September 30, 2011, total interest expense decreased $2.8 million, or 24.7%, to $8.6 million, compared to $11.5 million for the same period in 2010 as a result of a decrease in the average yield while partially offset by an increase in the average balance on interest bearing liabilities.  Average interest bearing liabilities increased $92.9 million, or 4.0%, while the average yield decreased from 1.98% for the three months ended September 30, 2010 to 1.43% for the three months ended September 30, 2011.

Average interest bearing deposits increased $224.1 million, or 14.9%, from $1.51 billion to $1.73 billion, while the average rate paid decreased from 1.30% for the nine months ended September 30, 2010 to 0.92% for the nine months ended September 30, 2011.  For the three months ended September 30, 2011, average interest bearing deposits increased $231.3 million, or 15.3%, to $1.75 billion, when compared to $1.51 billion for the same period in 2010 while the average rate paid decreased from 1.28% for the three month period ended September 30, 2010 to 0.88% for the three month period ended September 30, 2011.  Average time deposits increased $140.3 million, or 19.6%, from $715.7 million to $856.1 million while the average rate paid decreased to 1.34% for the nine months ended September 30, 2011 as compared to 1.95% for the same period in 2010.  Average interest bearing demand deposits increased $72.5 million, or 10.1%, while the average rate paid decreased to 0.55% for the nine months ended September 30, 2011 as compared to 0.73% for the same period in 2010.  Average savings deposits increased $11.2 million, or 15.2%, while the average rate paid decreased to 0.26% for the nine months ended September 30, 2011 as compared to 0.46% for the same period in 2010.  Interest expense for interest bearing deposits for the nine months ended September 30, 2011, decreased $2.6 million, or 18.1%, when compared to the same period in 2010 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $46.8 million, or 11.5%, during the nine months ended September 30, 2011.  The latter three categories, which are considered the lowest cost deposits, comprised 60.8% of total average deposits during the nine months ended September 30, 2011 compared to 62.6% during the same period in 2010.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion, continued market penetration, and an increase in brokered CDs issued.

During the nine months ended September 30, 2011, we issued $112.6 million of long-term brokered CDs.  All of the long-term brokered CDs have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At September 30, 2011, we had $166.3 million in brokered CDs that represented 7.2% of deposits compared to $161.3 million, or 7.6% of deposits, at December 31, 2010.  At September 30, 2011 and December 31, 2010, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling and reissuing our brokered CDs which has allowed us to both extend the maturities and lower the funding costs.  This was the primary reason for the issuance of $112.6 million of brokered CDs during 2011.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $266.7 million, a decrease of $38.1 million, or 12.5%, for the nine months ended September 30, 2011 when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities decreased $556,000, or 9.9%, while the average rate paid increased seven basis points to 2.54% for the nine months ended September 30, 2011, when compared to 2.47% for the same period in 2010.  The increase in the average rate paid was due to the higher rate long-term FHLB advances rolling into the short-term FHLB advances category.  For the three months ended September 30, 2011, average short-term interest bearing liabilities increased $8.8 million, or 2.8%, when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities decreased $443,000, or 21.2%, and the average rate paid decreased to 2.03% for the three month period ended September 30, 2011 when compared to 2.65% for the same period in 2010.  The decrease in the average rate paid reflects the use of more low cost short-term FHLB advances in 2011 when compared to 2010.  The decrease in the interest expense was due to a decrease in the average rate paid while offset by an increase in the average balance.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $148.0 million, or 33.0%, during the nine months ended September 30, 2011 to $300.2 million as compared to $448.2 million for the nine months ended September 30, 2010.  Interest expense associated with long-term FHLB advances decreased $4.2 million, or 34.4%, and the average rate paid decreased eight basis points for the nine months ended September 30, 2011 when compared to the same period in 2010.  For the three months ended September 30, 2011, long-term interest bearing liabilities decreased $147.2 million, or 35.7%, when compared to the same period in 2010.  Interest expense associated with long-term FHLB advances decreased $1.4 million, or 37.4%, and the average rate paid decreased to 3.43% for the three months ended September 30, 2011 when compared to 3.53% for the same period in 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  During the second half of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2011 we entered into an additional $50 million of these options to fund two years forward from the advance commitment date, for a total of $200 million.  In order to obtain these commitments from the FHLB, we paid fees, which at September 30, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance as long as it is probable we will exercise the advance commitments.  Should we determine the advance commitments will not be exercised, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and nine months ended September 30, 2011 and 2010.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS, which occurred on October 10, 2007.  Interest expense associated with long-term debt decreased $13,000, or 0.5% to $2.4 million for the nine months ended September 30, 2011, when compared to the same period in 2010, as a result of a decrease in the average yield of three basis points during the nine months ended September 30, 2011 when compared to the same period in 2010.  Interest expense was $820,000 for the three month periods ended September 30, 2011, a decrease of $16,000, or 1.9%, when compared to the same period in 2010, as a result of a decrease in the average yield of 11 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

AVERAGE BALANCES AND YIELDS
(dollars in thousands)
(unaudited)
Nine Months Ended
	September 30, 2011			September 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,049,918	$53,443	6.81%	$1,022,003	$54,521	7.13%
Loans Held For Sale	3,414	100	3.92%	4,509	125	3.71%
Securities:
Investment Securities (Taxable)(4)	6,040	49	1.08%	9,271	72	1.04%
Investment Securities (Tax-Exempt)(3)(4)	296,752	14,198	6.40%	240,434	12,276	6.83%
Mortgage-backed and Related Securities (4)	1,474,104	37,899	3.44%	1,443,459	37,937	3.51%
Total Securities	1,776,896	52,146	3.92%	1,693,164	50,285	3.97%
FHLB stock and other investments, at cost	30,146	182	0.81%	38,471	200	0.70%
Interest Earning Deposits	9,164	15	0.22%	15,502	19	0.16%
Total Interest Earning Assets	2,869,538	105,886	4.93%	2,773,649	105,150	5.07%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,069			43,723
Bank Premises and Equipment	50,570			48,233
Other Assets	137,774			124,201
Less: Allowance for Loan Loss	(19,258)			(19,079)
Total Assets	$3,080,693			$2,970,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$84,899	168	0.26%	$73,725	251	0.46%
Time Deposits	856,059	8,554	1.34%	715,716	10,462	1.95%
Interest Bearing Demand Deposits	790,608	3,244	0.55%	718,067	3,899	0.73%
Total Interest Bearing Deposits	1,731,566	11,966	0.92%	1,507,508	14,612	1.30%
Short-term Interest Bearing Liabilities	266,730	5,077	2.54%	304,811	5,633	2.47%
Long-term Interest Bearing Liabilities – FHLB Dallas	300,184	7,958	3.54%	448,156	12,133	3.62%
Long-term Debt (5)	60,311	2,439	5.41%	60,311	2,452	5.44%
Total Interest Bearing Liabilities	2,358,791	27,440	1.56%	2,320,786	34,830	2.01%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	454,454			407,659
Other Liabilities	34,089			25,775
Total Liabilities	2,847,334			2,754,220

SHAREHOLDERS’ EQUITY (6)	233,359			216,507
Total Liabilities and Shareholders’ Equity	$3,080,693			$2,970,727
NET INTEREST INCOME		$78,446			$70,320
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.66%			3.39%
NET INTEREST SPREAD			3.37%			3.06%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,913 and $2,518 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $4,691 and $4,067 for the nine months ended September 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,487 and $1,195 for the nine months ended September 30, 2011 and 2010, respectively.

Note: As of September 30, 2011 and 2010, loans totaling $10,634 and $14,631, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

AVERAGE BALANCES AND YIELDS
(dollars in thousands)
(unaudited)
Three Months Ended
	September 30, 2011			September 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,031,435	$17,162	6.60%	$1,024,157	$17,742	6.87%
Loans Held For Sale	4,019	32	3.16%	6,032	54	3.55%
Securities:
Investment Securities (Taxable)(4)	4,037	11	1.08%	9,070	20	0.87%
Investment Securities (Tax-Exempt)(3)(4)	285,598	4,634	6.44%	209,727	3,574	6.76%
Mortgage-backed and Related Securities (4)	1,558,141	13,292	3.38%	1,459,132	13,378	3.64%
Total Securities	1,847,776	17,937	3.85%	1,677,929	16,972	4.01%
FHLB stock and other investments, at cost	29,665	50	0.67%	38,161	59	0.61%
Interest Earning Deposits	5,440	2	0.15%	18,503	4	0.09%
Total Interest Earning Assets	2,918,335	35,183	4.78%	2,764,782	34,831	5.00%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	37,269			41,202
Bank Premises and Equipment	50,681			49,267
Other Assets	175,659			130,860
Less: Allowance for Loan Loss	(18,474)			(18,789)
Total Assets	$3,163,470			$2,967,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$87,960	50	0.23%	$74,620	84	0.45%
Time Deposits	854,485	2,810	1.30%	720,737	3,508	1.93%
Interest Bearing Demand Deposits	803,159	1,019	0.50%	718,910	1,282	0.71%
Total Interest Bearing Deposits	1,745,604	3,879	0.88%	1,514,267	4,874	1.28%
Short-term Interest Bearing Liabilities	320,934	1,643	2.03%	312,182	2,086	2.65%
Long-term Interest Bearing Liabilities – FHLB Dallas	265,162	2,295	3.43%	412,356	3,668	3.53%
Long-term Debt (5)	60,311	820	5.39%	60,311	836	5.50%
Total Interest Bearing Liabilities	2,392,011	8,637	1.43%	2,299,116	11,464	1.98%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	467,008			418,344
Other Liabilities	53,688			23,924
Total Liabilities	2,912,707			2,741,384

SHAREHOLDERS’ EQUITY (6)	250,763			225,938
Total Liabilities and Shareholders’ Equity	$3,163,470			$2,967,322
NET INTEREST INCOME		$26,546			$23,367
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.61%			3.35%
NET INTEREST SPREAD			3.35%			3.02%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $965 and $870 for the three months ended September 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,565 and $1,208 for the three months ended September 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $405 and $1,495 for the three months ended September 30, 2011 and 2010, respectively.

Note: As of September 30, 2011 and 2010, loans totaling $10,634 and $14,631, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $10.3 million and $28.5 million for the three and nine months ended September 30, 2011, respectively, compared to $14.7 million and $42.2 million for the same periods in 2010, a decrease of $4.4 million, or 30.0%, and $13.8 million, or 32.6%, respectively.  The primary reason for the decrease in noninterest income was due to the decrease in gains on the sales of AFS securities during the three and nine months ended September 30, 2011 when compared to the same periods in 2010.  During the nine months ended September 30, 2011, we had gains on sale of AFS securities of $9.7 million compared to gains of $23.0 million for the same period in 2010.  Gains on AFS securities for the three months ended September 30, 2011 were $3.9 million compared to $8.0 million for the same period in 2010.  The market value of the AFS securities portfolio at September 30, 2011 was $1.57 billion with a net unrealized gain on that date of $49.8 million.  The net unrealized gain is comprised of $57.1 million in unrealized gains and $7.4 million in unrealized losses.  The market value of the HTM securities portfolio at September 30, 2011 was $406.6 million with a net unrealized gain on that date of $15.9 million.  The net unrealized gain is comprised of $16.0 million in unrealized gains and $85,000 in unrealized losses.  During the nine months ended September 30, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.9 million during the three months ended September 30, 2011.  As interest rates decreased during the third quarter of 2011, we continued to sell selected primarily low coupon or long duration municipal securities and low coupon or potentially more prepay volatile mortgage-backed securities.  The securities sold were replaced with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current environment and in a potentially higher future interest rate environment.  There can be no assurance that the level of security gains reported during the three and nine months ended September 30, 2011, will continue in future periods.

Deposit services income decreased $182,000, or 4.3%, and $739,000, or 5.8%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $115,000, or 22.2%, and $230,000, or 19.2%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Trust income increased $27,000, or 4.2%, and $232,000, or 13.4%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due to growth experienced in our trust department.

Other income increased $26,000, or 2.8%, and $293,000, or 10.7%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 as a result of increases in other fee income, Southside Select fee income, MasterCard income and credit card fee income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $17.7 million and $54.5 million for the three and nine months ended September 30, 2011, respectively, compared to $17.7 million and $53.1 million for the same periods in 2010, respectively, representing an increase of $41,000, or 0.2%, and $1.5 million, or 2.7%, for the three and nine months ended September 30, 2011, respectively.

Salaries and employee benefits expense increased $389,000, or 3.6%, and $1.5 million, or 4.7%, during the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The increase for the three and nine months ended September 30, 2011, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense and normal salary increases for existing personnel.  Direct salary expense and payroll taxes increased $468,000, or 5.2%, and $1.7 million, or 6.0%, during the three and nine months ended September 30, 2011 when compared to the same periods in 2010.

Retirement expense, included in salary and benefits, increased $9,000, or 1.0%, and $185,000, or 7.7%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The increase was primarily related to the increase in the expense of the defined benefit and restoration plans that were partially offset by a decrease in the post retirement expense and split dollar expense for 2011 when compared to 2010.

Health and life insurance expense, included in salary and benefits, decreased $88,000, or 8.6%, and $304,000, or 10.0%, for the three and nine months ended September 30, 2011 when compared to the same periods in 2010, respectively, due to decreased health claims expense and plan administrative cost for the comparable periods of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2011.

ATM and debit card expense increased $12,000, or 5.4%, and $114,000, or 18.9%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due to an increase in processing expenses.

Supplies decreased $3,000, or 1.6%, and $94,000, or 14.1%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due primarily to the printing of our 50th anniversary logo on supplies purchased for the three and six months ended June 30, 2010.

Professional fees increased $153,000, or 36.6%, and $220,000, or 16.1%, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to legal fees and consulting fees associated with the acquisition of SFG.

Postage expense decreased $17,000, or 8.7%, and $69,000, or 11.3%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due to a new contract with United States Postal Service and growing electronic delivery of our monthly bank statements.

Telephone and communications decreased $64,000, or 18.3%, and $101,000, or 9.5%, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to decreases in communications expense.

FDIC insurance decreased $592,000, or 73.6%, and $462,000, or 21.3%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2011 was $15.1 million and $39.3 million, respectively, compared to $15.1 million and $43.5 million, respectively, for the same periods in 2010.  Income tax expense was $3.6 million and $8.1 million, respectively, for the three and nine months ended September 30, 2011 compared to $3.8 million and $10.3 million, respectively, for the three and nine months ended September 30, 2010.  The effective tax rate as a percentage of pre-tax income was 24.0% and 20.6% for the three and nine months ended September 30, 2011, compared to 25.2% and 23.6% for the three and nine months ended September 30, 2010.  The decrease in the effective tax rate and income tax expense for the nine months ended September 30, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at September 30, 2011, was $258.1 million, representing an increase of 20.4%, or $43.8 million from December 31, 2010 and represented 8.0% of total assets at September 30, 2011 compared to 7.1% of total assets at December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $29.9 million, the issuance of $860,000 in common stock (44,352 shares) through our incentive stock option and dividend reinvestment plans, an increase in accumulated other comprehensive income of $24.1 million, which was partially offset by $8.4 million in dividends paid and the decrease of approximately $2.8 million associated with the purchase of the remaining 50% interest in SFG, increasing our ownership to 100%.

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of September 30, 2011, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$292,919	22.59%	$103,731	8.00%	N/A	N/A
Bank Only	$284,073	21.91%	$103,726	8.00%	$129,657	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$276,633	21.33%	$51,866	4.00%	N/A	N/A
Bank Only	$267,787	20.65%	$51,863	4.00%	$77,794	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$276,633	8.92%	$124,017	4.00%	N/A	N/A
Bank Only	$267,787	8.64%	$123,915	4.00%	$154,894	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$274,175	21.09%	$103,981	8.00%	N/A	N/A
Bank Only	$263,186	20.27%	$103,882	8.00%	$129,853	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,837	19.84%	$51,991	4.00%	N/A	N/A
Bank Only	$246,848	19.01%	$51,941	4.00%	$77,912	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,837	8.45%	$122,026	4.00%	N/A	N/A
Bank Only	$246,848	8.10%	$121,893	4.00%	$152,367	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At September 30, 2011, these investments were 18.9% of total assets as compared to 16.8% at December 31, 2010 and 18.6% at September 30, 2010.  The increase to 18.9% at September 30, 2011 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at September 30, 2011.  At September 30, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $606.3 million, net of FHLB stock purchases required.  Southside Bank obtained $10.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At September 30, 2011, the SFG loans totaled approximately $61.1 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans decreased $37.4 million, or 3.5%, to $1.04 billion for the nine month period ended September 30, 2011 from $1.08 billion at December 31, 2010, and increased $3.3 million, or 0.3%, from $1.04 billion at September 30, 2010.  Average loans increased $27.9 million, or 2.7%, when compared to the same period in 2010.

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

The following table sets forth loan totals for the periods presented:

	At	At	At
	September 30,	December 31,	September 30,
	2011	2010	2010
	(in thousands)
Real Estate Loans:
Construction	$103,859	$115,094	$111,121
1-4 Family Residential	228,248	219,031	216,972
Other	202,595	200,723	202,497
Commercial Loans	140,115	148,761	156,635
Municipal Loans	199,122	196,594	173,314
Loans to Individuals	166,532	197,717	176,669
Total Loans	$1,040,471	$1,077,920	$1,037,208

Our 1-4 family residential mortgage loans increased $9.2 million, or 4.2%, to $228.2 million for the nine month period ended September 30, 2011 from $219.0 million at December 31, 2010, and $11.3 million, or 5.2%, from $217.0 million at September 30, 2010.

Municipal loans increased $2.5 million, or 1.3%, to $199.1 million for the nine month period ended September 30, 2011 from $196.6 million at December 31, 2010, and $25.8 million, or 14.9%, from $173.3 million at September 30, 2010.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans decreased $11.2 million, or 9.8%, to $103.9 million for the nine month period ended September 30, 2011 from $115.1 million at December 31, 2010, and $7.3 million, or 6.5%, from $111.1 million at September 30, 2010.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $1.9 million, or 0.9%, to $202.6 million for the nine month period ended September 30, 2011 from $200.7 million at December 31, 2010, and $98,000 from $202.5 million at September 30, 2010.

Commercial loans decreased $8.6 million, or 5.8%, to $140.1 million for the nine month period ended September 30, 2011 from $148.8 million at December 31, 2010, and $16.5 million, or 10.5%, from $156.6 million at September 30, 2010.  The decrease in commercial loans is reflective of decreased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, decreased $31.2 million, or 15.8%, to $166.5 million for the nine month period ended September 30, 2011 from $197.7 million at December 31, 2010, and $10.1 million, or 5.7%, from $176.7 million at September 30, 2010.  Most of the decrease is due to a decrease of SFG loans due to normal paydowns, the inability to find a sufficient supply of automobile loan pools to purchase and a sale of $6.2 million of SFG loans due to the implementation of Dodd Frank.

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

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At September 30, 2011, the unallocated portion of the allowance for loan loss increased to $1.3 million or 0.1% of loans.

As of September 30, 2011, our review of the loan portfolio indicated that a loan loss allowance of $18.2 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and nine months ended September 30, 2011, loan charge-offs were $3.2 million and $10.3 million and recoveries were $505,000 and $2.3 million, resulting in net charge-offs of $2.7 million and $8.0 million, respectively.  For the three and nine months ended September 30, 2010, loan charge-offs were $4.3 million and $12.8 million and recoveries were $588,000 and $2.3 million, resulting in net charge-offs of $3.8 million and $10.5 million, respectively.  The decrease in net charge-offs for the three and nine months ended September 30, 2011 was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $1.5 million and $5.5 million for the three and nine months ended September 30, 2011, compared to $3.2 million and $9.3 million for the comparable periods in 2010, respectively.  The decrease in provision expense for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily a result of the decrease in nonperforming loans.

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

The following table sets forth nonperforming assets for the periods presented:

	At	At	At
	September 30,	December 31,	December 31,
	2011	2010	2010
	(in thousands)

Nonaccrual loans	$10,634	$14,524	$14,631
Accruing loans past due more than 90 days	21	7	7
Restructured loans	1,486	2,320	2,516
Other real estate owned	831	220	1,100
Repossessed assets	188	638	445
Total Nonperforming Assets	$13,160	$17,709	$18,699

	At	At	At
	September 30,	December 31,	September 30,
	2011	2010	2010
		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.02%	1.35%	1.41%
Allowance for loan losses to nonaccruing loans	171.05	142.60	128.02
Allowance for loan losses to nonperforming assets	138.21	116.95	100.17
Allowance for loan losses to total loans	1.75	1.92	1.81
Nonperforming assets to total assets	0.41	0.59	0.62
Net charge-offs to average loans	1.02	1.25	1.37

Total nonperforming assets at September 30, 2011 were $13.2 million, a decrease of $4.5 million, or 25.7%, from $17.7 million at December 31, 2010 and $5.5 million, or 29.6%, from $18.7 million at September 30, 2010.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2010 to September 30, 2011, nonaccrual loans decreased $3.9 million, or 26.8%, to $10.6 million and from September 30, 2010, decreased $4.0 million, or 27.3%.  Of the total nonaccrual loans at September 30, 2011, 17.5% are residential real estate loans, 12.1% are commercial real estate loans, 14.1% are commercial loans, 20.2% are loans to individuals, primarily SFG automobile loans, and 36.1% are construction loans.  Accruing loans past due more than 90 days increased $14,000, or 200.0%, to $21,000 at September 30, 2011 from $7,000 at December 31, 2010 and September 30, 2010.  Restructured loans decreased $834,000, or 35.9%, to $1.5 million at September 30, 2011 from $2.3 million at December 31, 2010 and $1.0 million, or 40.9%, from $2.5 million at September 30, 2010.  The decrease in restructured loans was attributable to SFG automobile loan pools.  OREO increased $611,000, or 277.7%, to $831,000 at September 30, 2011 from $220,000 at December 31, 2010 and decreased $269,000, or 24.5%, from $1.1 million at September 30, 2010.  The OREO at September 30, 2011, consisted of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $450,000, or 70.5%, to $188,000 at September 30, 2011 from $638,000 at December 31, 2010 and $257,000, or 57.8%, from $445,000 at September 30, 2010.

Expansion

On July 15, 2011, we purchased the remaining 50% interest in Southside Financial Group (“SFG”) increasing our ownership to 100%.  This was a direct result of new regulations adopted as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”).  Dodd Frank changed the manner in which we can do business through a nonbank entity.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest. SFG was already consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of September 30, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 1.18% and 0.44%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a positive variance in net interest income of 2.85% and 3.69%, respectively, relative to the base case over the next 12 months.  As of September 30, 2010, the model simulations projected that a 100 basis point immediate increase in interest rates would result in a positive variance on net interest income of 4.27% and an immediate increase in interest rates of 200 basis points would result in a positive variance in net interest income of 3.76%, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 1.07% and 1.79%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.

No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended) during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at September 30, 2011 such litigation is not material to our financial position or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit No.

3 (a)	–
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

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	–	XBRL Instance Document.

**101.SCH	–	XBRL Taxonomy Extension Schema Document.

**101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

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
B. G. Hartley, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 8, 2011

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: November 8, 2011

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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