Form 10-K
period 2011-12-31
SOUTHSIDE BANCSHARES INC
filed 2012-03-26
CIK 705432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $280,097,971.

As of March 15, 2012, 16,507,759 shares of common stock of Southside Bancshares, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's proxy statement to be filed for the Annual Meeting of Shareholders to be held April 19, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Other than those portions of the proxy statement specifically incorporated by reference pursuant to Items 10-14 of Part III hereof, no other portions of the proxy statement shall be deemed so incorporated.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “the Company,” “we,” “us,” and “our” refer to the combined entities of Southside Bancshares, Inc. and its subsidiaries.  The words “Southside” and “Southside Bancshares” refer to Southside Bancshares, Inc.  The words “Southside Bank” and “the Bank” refer to Southside Bank (which, subsequent to the internal merger of Fort Worth National Bank (“FWNB”) with and into Southside Bank, includes FWNB).  “FWBS” refers to Fort Worth Bancshares, Inc., a bank holding company acquired by Southside of which FWNB was a wholly-owned subsidiary.  “SFG” refers to SFG Finance, LLC (formerly Southside Financial Group, LLC) which is a wholly-owned subsidiary of the Bank as of July 15, 2011.  “SSI” refers to Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc.

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING INFORMATION

The disclosures set forth in this item are qualified by the section captioned “Cautionary Notice Regarding Forward-Looking Statements” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

GENERAL

Southside Bancshares, Inc., incorporated in Texas in 1982, is a bank holding company for Southside Bank, a Texas state bank headquartered in Tyler, Texas that was formed in 1960.  The Tyler metropolitan area has a population of approximately 203,000 and is located approximately 90 miles east of Dallas, Texas and 90 miles west of Shreveport, Louisiana.

At December 31, 2011, our total assets were $3.30 billion, total loans were $1.09 billion, deposits were $2.32 billion, and total equity was $258.9 million.  For both the years ended December 31, 2011 and 2010, our net income was $39.1 million and diluted earnings per common share were $2.38 and $2.37, respectively.  We have paid a cash dividend every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).

We are a community-focused financial institution that offers a full range of financial services to individuals, businesses, municipal entities, and nonprofit organizations in the communities that we serve.  These services include consumer and commercial loans, deposit accounts, trust services, safe deposit services and brokerage services.

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

We offer a variety of deposit accounts with a wide range of interest rates and terms, including savings, money market, interest and noninterest bearing checking accounts and certificates of deposit (“CDs”).  Our trust services include investment management, administration and advisory services, primarily for individuals and, to a lesser extent, partnerships and corporations.  At December 31, 2011, our trust department managed approximately $718.5 million of trust assets.

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

RECENT DEVELOPMENTS

On March 10, 2011, we opened a full service branch in a leased space in a grocery store on the south side of Tyler, Texas.  During 2011, one of the grocery stores in Tyler closed where we had a branch location, resulting in our closing that branch.  We continue to explore opportunities to expand into either additional grocery stores or traditional branch locations.

During the second quarter of 2011, our application to change our Austin loan production office to a full service branch was authorized effective April 4, 2011.  We also completed the construction of a new facility adjacent to our headquarters in Tyler, Texas to house our Trust department in the second quarter of 2011.

Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer during the second quarter.  Southside Securities will concentrate on fixed income products primarily for financial institutions.

On July 15, 2011, we purchased the remaining 50% interest in SFG increasing our ownership to 100%.  This acquisition was a direct result of new regulations adopted as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act changed the manner in which we can do business through a nonbank entity.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest.  Part of the consideration we paid to purchase the remaining 50% interest in SFG was our 50% interest in the office building SFG now leases in Arlington, Texas.  SFG was already consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.

Effective February 14, 2012, Southside Bank became a direct wholly-owned subsidiary of Southside Bancshares, Inc. as a result of the merger of Southside Delaware Financial Corporation with and into Southside Bancshares, Inc.

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

THE BANKING INDUSTRY IN TEXAS

The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond our control.  During the last twenty years the Texas economy has continued to diversify, decreasing the overall impact of fluctuations in oil and gas prices; however, the oil and gas industry is still a significant component of the Texas economy.  Beginning in the fourth quarter of 2008, as oil prices declined significantly and consumers all across the United States were impacted even more severely by the economic slowdown, our market areas began to experience a greater slowdown in economic activity.  During 2009 and continuing throughout 2010, our market areas experienced the effects of the housing-led slowdown that impacted the other regions of the United States.  During 2011 our markets appeared to partially stabilize economically, exhibiting a combination of both modest growth in certain sectors as well as continued effects of the housing and unemployment downturn.  Many economists predict growth for the U.S. economy during 2012; however, we are well aware that any economic growth could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

COMPETITION

The activities we are engaged in are highly competitive.  Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market.  During 2011, the number of financial institutions in our market areas increased, a trend that we expect will continue.  Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever-increasing challenge to banks.  Legislative changes also greatly affect the level of competition we face.  Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business.  The tax-free status granted to credit unions provides them with a significant competitive advantage.  Many of the largest banks operating in Texas, including some of the largest banks in the country, have offices in our market areas with capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us.  We face competition from institutions that offer products and services we do not or cannot currently offer.  Some institutions we compete with offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns.  We expect the level of competition to continue to increase.

EMPLOYEES

At March 15, 2012, we employed approximately 557 full time equivalent persons.  None of our employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute.  We consider the relationship with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 19, 2012 were as follows:

B. G. Hartley (Age 82), Chairman of the Board of Southside Bancshares, Inc. since 1982.  He was Chief Executive Officer of Southside Bancshares, Inc. from 1983 until he retired on January 5, 2012.  He also serves as Chairman of the Board of Southside Bank, having served in this capacity since 1984.  He was also Chief Executive Officer of Southside Bank from the Bank’s inception in 1960 until he retired on January 5, 2012.

Sam Dawson (Age 64), was elected Chief Executive Officer of both Southside Bancshares, Inc. and Southside Bank on January 5, 2012.  He has also served as President, Secretary and Director of Southside Bancshares, Inc. since 1998.  In addition, he also has served as President, Chief Operations Officer and Director of Southside Bank since 1996.  He became an officer of Southside Bancshares, Inc. in 1982 and of Southside Bank in 1975.

Robbie N. Edmonson (Age 80), Vice Chairman of the Board of Southside Bancshares, Inc. and Southside Bank since 1998.  He joined Southside Bank as a vice president in 1968.

Jeryl Story (Age 60), Senior Executive Vice President of Southside Bancshares, Inc. since 2000, and Senior Executive Vice President - Loan Administration, Senior Lending Officer and Director of Southside Bank since 1996.  He joined Southside Bank in 1979 as an officer in Loan Documentation.

Lee R. Gibson (Age 55), Senior Executive Vice President and Chief Financial Officer of Southside Bancshares, Inc. and of Southside Bank since 2000.  He is also a Director of Southside Bank.  He became an officer of Southside Bancshares, Inc. in 1985 and Southside Bank in 1984.

Michael L. Coogan (Age 52), Executive Vice President and Treasurer of Southside Bank.  He became an officer of Southside Bank in 2009 and an advisory director in 2012.  He is the President of the Company’s subsidiary, Southside Securities, Inc., a broker-dealer.

All the individuals named above serve in their capacity as officers of Southside Bancshares, Inc. and Southside Bank and are appointed annually by the board of directors of each entity.

SUPERVISION AND REGULATION

General

Banking is a complex, highly regulated industry.  As a bank holding company under federal law, Southside Bancshares, Inc. (the “Company”) is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  In addition, under state law, as the parent company of a Texas-chartered state bank, the Company is subject to supervision and examination by the TDB.  As a Texas-chartered state bank, Southside Bank is subject to regulation, supervision and examination by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  This system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund (“DIF”) and the public rather than our shareholders and creditors.

In addition to the system of regulation and supervision outlined above, the Dodd-Frank Act, which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of Southside Bank, and could supervise and examine other direct or indirect subsidiaries of the Company that offer consumer financial products.

The earnings of Southside Bank and, therefore, the earnings of the Company, are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  The regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Act on July 21, 2010, which calls for a variety of mandatory and permissive rulemakings to implement its requirements.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.  Among the provisions that may affect the operations of the Company and Southside Bank are the following:

•	Creation of the Bureau with centralized authority, including supervisory, examination and enforcement authority, for consumer protection in the banking industry;
•	New limitations on federal preemption;
•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;
•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies;
•	Changes to the assessment base for deposit insurance premiums;
•
Permanently raising the FDIC’s standard maximum deposit insurance amount to $250,000 and, through December 31, 2012, providing unlimited insurance coverage for noninterest-bearing transaction accounts;

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•
Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses;

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities; and
•
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.  Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking, and the discretion of regulatory bodies.  In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company or Southside Bank’s businesses or their ability to pursue future business opportunities.  Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition or results of operations.

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

Holding Company Regulation

As a bank holding company regulated under the Bank Holding Company Act of 1956 (“BHCA”), as amended, the Company is registered with and subject to regulation, supervision and examination by the Federal Reserve.  The Company is required to file annual and other reports with, and furnish information to, the Federal Reserve, which makes periodic inspections of the Company.

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

o	factoring accounts receivable;

o	making, acquiring, brokering or servicing loans and usual related activities;

o	leasing personal or real property;

o	operating a nonbank depository institution, such as a savings association;

o	performing trust company functions;

o	conducting financial and investment advisory activities;

o	conducting discount securities brokerage activities;

o	underwriting and dealing in government obligations and money market instruments;

o	providing specified management consulting and counseling activities;

o	performing selected data processing services and support services;

o	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

o	performing selected insurance underwriting activities;

o	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

o	issuing and selling money orders and similar consumer-type payment instruments.

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

Under the BHCA, a bank holding company meeting certain eligibility requirements may elect to become a “financial holding company,” which is a form of bank holding company with authority to engage in additional activities.  Specifically, a financial holding company and companies under its control may engage in activities that are “financial in nature,” as defined by the Gramm-Leach-Bliley Act (“GLBA”) and Federal Reserve interpretations, and therefore may engage in a broader range of activities than those permitted for bank holding companies and their subsidiaries.  Financial activities specifically include insurance brokerage and underwriting, securities underwriting and dealing, merchant banking, investment advisory and lending activities.  Financial holding companies and their subsidiaries also may engage in additional activities that are determined by the Federal Reserve, in consultation with the Treasury Department, to be “financial in nature or incidental to” a financial activity or are determined by the Federal Reserve unilaterally to be “complementary” to financial activities.

In order to offer broker-dealer services through a newly established subsidiary, Southside Securities, Inc., on February 8, 2011, we filed with the Federal Reserve Bank of Dallas a declaration of financial holding company status and were granted financial holding company status on March 22, 2011.  Election of financial holding company status is not automatic and it was granted based upon consideration of a number of factors, including that all of our depository institution subsidiaries satisfy the Federal Reserve’s “well capitalized” and “well managed” standards and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).  Now that we have succeeded in attaining financial holding company status, that status could be impacted by the condition of Southside Bank and/or other factors.  For example, if Southside Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct broader financial activities or, if the deficiencies persist, require us to divest Southside Bank.  In addition, if Southside Bank were to receive a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.  If we undertake expanded financial activities (that are not permissible for a bank holding company) and we fail to continue to meet any of the prerequisites for “financial holding company” status, including those described above, the financial holding company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements.  If we do not return to compliance within 180 days, the Federal Reserve may order the financial holding company to divest its bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.  We began engaging in broker-dealer activities through Southside Securities, Inc. on June 16, 2011, as discussed above in “Item 1.  Business – Recent Developments.”

Capital Adequacy.  Each of the federal banking agencies, including the Federal Reserve and the FDIC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.

The agencies’ risk-based guidelines define a three-tier capital framework.  Tier 1 capital principally consists of shareholders’ equity less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax assets, nonfinancial equity investments and other items that are required to be deducted by the Federal Reserve.  Perpetual, non-cumulative preferred stock, certain amounts of trust-preferred securities and minority interests in consolidated subsidiaries also may be included in Tier 1 capital, but the Federal Reserve requires that common stock be the predominant form of Tier 1 capital.  It is also important to note that the Dodd-Frank Act eliminates Tier 1 capital treatment for trust preferred securities for bank and thrift holding companies with assets of $15 billion and more after a three-year period that begins January 1, 2013.  Bank and thrift holding companies with assets of less than $15 billion will be permitted to include trust preferred securities issued before May 19, 2010, as Tier 1 capital.  Tier 2 capital principally consists of perpetual and trust preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of term-subordinated debt, intermediate-term preferred stock, and, subject to limitations, general allowances for loan and lease losses, and other adjustments.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the requirement minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.

Risk-based capital ratios are calculated by dividing, as appropriate, total capital and Tier 1 capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk.  Under the existing risk-based capital requirements, the Company and Southside Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%.  To the extent we engage in trading activities, we are required to adjust our risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices.  Any capital required to be maintained under these provisions may consist of Tier 3 capital.

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

The ratios of Tier 1 capital and total capital to risk-weighted assets, and the leverage ratios of the Company and Southside Bank as of December 31, 2011, are shown in the following table.

	Capital Adequacy Ratios
	Regulatory Minimums	Regulatory Minimums to be Well Capitalized	Southside Bancshares, Inc.	Southside Bank
Risk-based capital ratios:

Tier 1 capital (1)	4.00%	6.00%	21.11%	20.26%

Total risk-based capital (2)	8.00%	10.00%	22.36%	21.52%

Tier 1 leverage ratio (3)	4.00%	5.00%	8.63%	8.29%

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

The capital requirements applicable to the Company and Southside Bank are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and as a result of a separate, international regulatory capital initiative known as “Basel III.” In particular, as noted above, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year period that begins January 1, 2013.  Furthermore, the current risk-based capital guidelines that apply to the banks and bank holding companies are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors.  The Basel I standards to which U.S. banks and bank and financial holding companies are subject were implemented by the Federal Reserve.  In 2008, the Federal Reserve began to phase-in capital standards based on the BCBS’ second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  In December 2010, BCBS finalized the Basel III regulatory capital standards and it is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS to be phased in for U.S. financial institutions beginning in 2013.  These standards, which are aimed at capital reform, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress.  The Basel III regime does not supplant Basel II, however.  The Basel II requirements focus on the appropriate allocation of capital to bank assets based on credit risk.  Basel III addresses the quality of capital and introduces new capital requirements but does not purport to overrule the credit risk-based standards of Basel II.

In addition, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework.  Specifically, the guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process.  Moreover, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.”  While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.

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

Source of Strength.  Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  As a result, a bank holding company may be required to contribute additional capital to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules.  Any loans from the holding company to its subsidiary banks likely will be unsecured and subordinated to the bank’s depositors and perhaps to other creditors of the bank.  Notably, the Dodd-Frank Act codified the Federal Reserve’s “source of strength” policy; this statutory change became effective July 21, 2011.  In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the Federal Reserve and other federal banking regulators to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.  As of March 19, 2012 the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement.

In addition, if a bank holding company enters into bankruptcy or becomes subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.  In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution.  Southside Bank is an FDIC-insured depository institution and thus subject to these requirements. See also Bank Regulation – Prompt Corrective Action and Undercapitalization.

Dividends.  The principal source of our liquidity at the parent company level is dividends from Southside Bank.  Southside Bank is subject to federal and state restrictions on its ability to pay dividends to the Company.  We must pay essentially all of our operating expenses from funds we receive from Southside Bank.  Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses.  Consistent with its “source of strength” policy, the Federal Reserve discourages bank holding companies from paying dividends except out of operating earnings and prefers that dividends be paid only if, after the payment, the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

Among other things, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of changes imposed by the Dodd-Frank Act, many of which will require implementing rules to become effective.  See also Bank Regulation – Dividends for additional information.

Change in Control.  Subject to certain exceptions, under the BHCA and the Change in Bank Control Act (“CBCA”), and the regulations promulgated thereunder, persons who intend to acquire direct or indirect control of a depository institution or a bank holding company are required to obtain the approval of the Federal Reserve Board prior to acquiring control.  With respect to the Company, “control” is conclusively presumed to exist where an acquiring party directly or indirectly owns, controls or has the power to vote at least 25% of our voting securities.  Under the Federal Reserve’s CBCA regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party owns, controls or has the power to vote at least 10% (but less than 25%) of our voting securities.  In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires five percent or more of any class of voting securities.

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

Acquisitions.  The BHCA provides that a bank holding company must obtain the prior approval of the Federal Reserve (i) for the acquisition of more than five percent of the voting stock in any bank or bank holding company, (ii) for the acquisition of substantially all the assets of any bank or bank holding company, or (iii) in order to merge or consolidate with another bank holding company.

Regulatory Examination.  Federal and state banking agencies require the Company and Southside Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures.  Southside Bank, and in some cases the Company and any nonbank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities.  A bank regulator conducting an examination has complete access to the books and records of the examined institution, and the results of the examination are confidential.  The cost of examinations may be assessed against the examined organization as the agency deems necessary or appropriate.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report.

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

Bank Regulation

Southside Bank is a Texas-chartered commercial bank, the deposits of which are insured up to the applicable limits by the DIF of the FDIC.  It is not a member of the Federal Reserve System.  The Bank is subject to extensive regulation, examination and supervision by the TDB, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer.  In addition, the Bureau could participate in examinations of the Bank (as described above) in the near term regarding the Bank’s offering of consumer financial products and services.  The federal and state laws applicable to banks regulate, among other things, the scope of their business and investments, lending and deposit-taking activities, borrowings, maintenance of retained earnings and reserve accounts, distribution of earnings and payment of dividends.

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

Insider Loans.  Under Regulation O of the Federal Reserve, as made applicable to state nonmember banks by section 18(j)(2) of the FDIA, Southside Bank is subject to quantitative restrictions on extensions of credit to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of Southside Bancshares, Inc., and certain entities affiliated with any such persons.  In general, any such extensions of credit must (i) not exceed certain dollar limitations, (ii) be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) not involve more than the normal risk of repayment or present other unfavorable features.  Additional restrictions are imposed on extensions of credit to executive officers.  Certain extensions of credit also require the approval of a bank’s board of directors.

Deposit Insurance and Assessments.  The deposits of Southside Bank are insured by the DIF of the FDIC, up to the applicable limits established by law and are subject to the deposit insurance premium assessments of the DIF.  The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.

In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent.  Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter.  The February 7, 2011 final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the initial total base assessment rates will be between 2.5 -and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and- 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and- 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and- 5 basis points when the DIF reserve ratio is 2.5 percent or higher.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In December 2009, we paid $9.9 million in prepaid risk-based assessments, which included $625,000 related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010 and was included in deposit insurance expense for 2009.  The remaining $9.3 million in prepaid deposit insurance was included in other assets in our consolidated balance sheet as of December 31, 2009.  As of December 31, 2011 and 2010, $5.2 million and $6.7 million, respectively, remained of the prepaid deposit insurance.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  FICO assessments, which are calculated off the new assessment base established by the Dodd-Frank Act, are set quarterly, and in 2011 ranged from 1.020 (annual) basis points in the first quarter to .680 (annual) basis points in the fourth quarter.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

The Dodd-Frank Act provides temporary, unlimited deposit insurance for all noninterest-bearing transaction accounts.  In January 2011, the FDIC issued final rules implementing this provision of the Dodd-Frank Act by including interest on Lawyer Trust Accounts (or IOLTA accounts) within the definition of a noninterest-bearing transaction account.  Per the FDIC’s final rules, all funds held in IOLTA accounts, together with all other noninterest-bearing transaction account deposits, are fully insured, without limit, from December 31, 2010, through December 31, 2012.

Capital Adequacy.  See Holding Company Regulation – Capital Adequacy.

Prompt Corrective Action and Undercapitalization.  The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions.  Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below.  The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned.  Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.  Under the regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well Capitalized – The insured depository institution exceeds the required minimum level for each relevant capital measure.  A well capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage capital ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized – The insured depository institution meets the required minimum level for each relevant capital measure.  An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage capital ratio of 4 percent or greater, or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system, and (4) failing to meet the definition of a well capitalized bank.

•
Undercapitalized – The insured depository institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage capital ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3 percent.

•
Significantly Undercapitalized – The insured depository institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage capital ratio of less than 3 percent.

•
Critically Undercapitalized – The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination.  Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories.  Our management believes that we and our bank subsidiary have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations.

If an institution fails to remain well capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens.  For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval.  A depository institution’s holding company must guarantee the any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls; (ii) information systems and internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate risk exposure; and (vi) asset quality.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that Southside Bank fails to meet any standards prescribed by the Guidelines, it may require Southside Bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.  Notably, the Dodd-Frank Act contains separate requirements relating to compensation arrangement.  Specifically, the Act requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets.  A proposed rule was published in the Federal Register on April 14, 2011; however, regulators have yet to issue final rules on the topic.

Dividends.  All dividends paid by Southside Bank are paid to the Company, as the sole shareholder of Southside Bank.  The ability of Southside Bank, as a Texas state bank, to pay dividends is restricted under federal and state law and regulations.  As an initial matter, the FDICIA and the regulations of the FDIC generally prohibit an insured depository institution from making a capital distribution (including payment of dividend) if, thereafter, the institution would not be at least adequately capitalized.  Under Texas law, Southside Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses.

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

Specifically, section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, and investments in or certain other transactions with, affiliates.  It also limits the amount of any advances to third parties that are collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited to 10 percent of the bank’s capital and surplus for any one affiliate and 20 percent for all affiliates.  Additionally, within the foregoing limitations, each covered transaction must meet specified collateral requirements ranging from 100 to 130 percent of the loan amount, depending on the type of collateral.  Further, banks are prohibited from purchasing low quality assets from an affiliate. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate.  The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party.  Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.  These expanded definitions take effect on July 21, 2012.

Section 23B, among other things, prohibits a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.  Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates.

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

On a periodic basis, the FDIC is charged with preparing a written evaluation of our record of meeting the credit needs of the entire community and assigning a rating – outstanding, satisfactory, needs to improve or substantial noncompliance.  Banks are rated based on their actual performance in meeting community credit needs.  The FDIC will take that rating into account in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution.  A bank’s CRA rating may be used as the basis to deny or condition an application.  In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a CRA rating of at least “Satisfactory.”  Southside Bank was last examined for compliance with the CRA and received a rating of “Outstanding” on April 26, 2010.

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

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act and other developments, which in many cases call for revisions to implementing regulations.  For example, the Bureau is in the process of republishing the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules.  It is anticipated that the Bureau will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term.

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

In addition, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets.  Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets.  The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.

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

OFAC.  The Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

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

In addition, federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  Southside Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  Under federal law, Southside Bank must disclose its privacy policy for collecting and protecting confidential customer information to consumers, permit consumers to “opt out” of having nonpublic customer information disclosed to non-affiliated third parties, with some exceptions, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary.  States may adopt more extensive privacy protections.  Southside Bank is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Regulatory Examination.  See Holding Company Regulation – Regulatory Examination.

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

Other Regulatory Matters.  The Company and its subsidiary, Southside Securities, Inc., and their affiliates are subject to oversight by the SEC, the Financial Industry Regulatory Authority, the New York Stock Exchange, the NASDAQ Stock Market and various state securities regulators.  The Company and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices.  Such requests are considered incidental to the normal conduct of business.

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

We continue to operate in a challenging and uncertain economic environment.  Financial institutions continue to be affected by declines in the real estate market and constrained financial markets.  We retain direct exposure to the residential and commercial real estate markets, and we could be affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including unemployment and new job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the effects of the national economic recession and any residual deterioration in local economic conditions in our markets could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position;

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power;

•	decreases in the credit quality of our non-U.S. Government and non-U.S. agency investment securities, especially our trust preferred, corporate and municipal securities;

•	an adverse or unfavorable resolution of the Fannie Mae or Freddie Mac receivership; and

•
decreases in the real estate values subject to ad-valorem taxes by municipalities that impact such municipalities’ ability to repay their debt, which could adversely affect our municipal loans or debt securities.

Any of the foregoing could adversely affect our financial condition and results of operation.

We continue to face market volatility, which could adversely impact our results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than three years.  While volatility in, and disruption of, these markets no longer remain at unprecedented levels, in some cases, the markets have produced downward pressure on stock prices and credit capacity without regard to an issuer’s underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our results of operations and financial condition, including our liquidity position.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the past few years, with falling home prices and increased foreclosures and high levels of unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

Since 2008, various legislative and regulatory actions have been implemented in response to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs have or will soon expire.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, the Treasury extended TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis expired December 31, 2010.  However, provisions in the Dodd-Frank Act that amend the FDIA provide temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts (including Interest on Lawyer Trust Accounts or IOLTAs) beginning December 31, 2010, for a two-year period.

The Transaction Account Guarantee program has been utilized by a number of our customers and we anticipate some deposit rolloff will occur when this program expires.  We did not utilize the other programs and as such we believe the expiration of these programs will have significantly less, if any, direct impact.  However, we cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

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

We are subject to the risk that our U.S. agency mortgage-backed securities (“MBS”) could prepay faster than we have projected.

We have and continue to purchase MBS at significant premiums due to the low interest rate environment.  Our prepayment assumptions take into account Bloomberg consensus speeds, current trends and past experience.  On October 24, 2011, the Federal Housing Finance Agency (the “FHFA”) announced expanded initiatives to assist homeowners that might not otherwise have been able to qualify for a new mortgage to refinance their mortgage.  The FHFA announced changes to the guidelines related to loan-to-value, appraisals, and certain fees, among other things, subject to a variety of qualifications and the extension of the end date for the Home Affordable Refinance Program (“HARP”) until December 31, 2013.  It does not change the time period which these loans were originated, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac on or before May 31, 2009.  These changes could cause MBS prepayments to significantly exceed our projections.  If actual prepayments exceed our projections, the amortization expense associated with these MBS will increase, thereby decreasing our net income.  The increase in amortization expense and the corresponding decrease in net income could have a material adverse effect on our financial condition and results of operations.

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

Our interest rate risk, liquidity, fair value of securities and profitability are subject to risks associated with the successful management of our balance sheet strategy.

We implemented a balance sheet strategy in 1998 for the purpose of enhancing overall profitability by maximizing the use of our capital.  The effectiveness of our balance sheet strategy, and therefore our profitability, may be adversely affected by a number of factors, including reduced net interest margin and spread, adverse fair value changes to the investment securities and U.S. agency mortgage-backed and related securities, adverse changes in the market liquidity of our investment securities and U.S. agency mortgage-backed and related securities, incorrect modeling results due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles and the slope of the interest rate yield curve.  In addition, we may not be able to obtain wholesale funding to profitably and properly fund the balance sheet strategy.  If our balance sheet strategy is flawed or poorly implemented, we may incur significant losses.  See the section captioned “Balance Sheet Strategy” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have a high concentration of loans secured by real estate and a further decline in the real estate market, for any reason, could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.

A significant portion of our loan portfolio is dependent on real estate.  In addition to the financial strength and cash flow characteristics of the borrower in each case, often loans are secured with real estate collateral.  At December 31, 2011, approximately 52.0% of our loans have real estate as a primary or secondary component of collateral.  The real estate in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Beginning in the third quarter of 2007 and continuing throughout 2008, 2009 and 2010, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  This decline has continued to result in restrictions in the resale markets during 2011 for non-conforming loans and has had an adverse effect on retail mortgage lending operations in many markets.  A further decline in the credit markets generally could adversely affect our financial condition and results of operations if we are unable to extend credit or sell loans in the secondary market.  An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of collateral and our ability to sell the collateral upon foreclosure.  Furthermore, it is likely that, in a declining real estate market, we would be required to further increase our allowance for loan losses.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

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

Our success depends primarily on the general economic conditions of the State of Texas and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we  provide banking and financial services to customers primarily in the Texas areas of Tyler, Longview, Lindale, Whitehouse, Chandler, Gresham, Athens, Palestine, Jacksonville, Hawkins, Bullard, Forney, Seven Points, Gun Barrel City, Fort Worth, Austin and Arlington.  The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, plant or business closings or downsizing, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

From time to time, we may implement new delivery systems, such as internet banking, or offer new products and services within existing lines of business.  In developing and marketing new delivery systems and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.  During 2011 Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer.  Southside Securities will concentrate on fixed income products primarily for financial institutions.  This new subsidiary is subject to significant regulations that, if we do not implement properly, could add additional risks.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Southside Bank is used to make loans and leases, to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management and our investment committee regularly monitor the overall liquidity position of Southside Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management and our investment committee also establish policies and monitor guidelines to diversify Southside Bank’s funding sources to avoid concentrations in excess of board-approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, noncore deposits, and short- and long-term debt.  Southside Bank is also a member of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales or securitizations of loans, our ability to acquire additional national market, noncore deposits, additional collateralized borrowings such as Federal Home Loan Bank advances, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Southside Bank also can borrow from the Federal Reserve’s discount window.

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

We occasionally evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and fair values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits and synergies from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Southside Bancshares, Inc., primarily through Southside Bank, and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices and dividend policy and growth, among other things.  The statutory and regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, as implemented through the Bureau, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among bank regulatory authorities. To date, there are a number of provisions of the Dodd-Frank Act that have not taken effect and many important provisions require implementing rules to become effective.  In addition to these developments, Congress and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit deposit fees and other types of fees we charge, limit the types of financial services and products we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  While we cannot predict the impact caused by the Dodd-Frank Act and forthcoming implementing rules, or the impact of any additional regulatory changes that may arise out of the current financial and economic environment, any regulatory changes or increased regulatory scrutiny could increase costs directly related to complying with new regulatory requirements.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While our policies and procedures are designed to prevent any such violations, there can be no assurance that such violations will not occur.  See the section captioned “Supervision and Regulation” in “Item 1. Business” and “Note 15 – Shareholders’ Equity” to our consolidated financial statements included in this report.

We may become subject to increased regulatory capital requirements.

The capital requirements applicable to Southside Bancshares, Inc. and Southside Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013.  Furthermore, in December 2010, the BCBS finalized the Basel III regulatory capital standards.  The standards, which mandate a higher minimum level of common equity to be held by financial institutions, along with a capital conservation buffer to withstand future periods of stress, are subject to individual adoption by member nations, including the United States.  It is anticipated that U.S. regulators will adopt new regulatory capital requirements similar to those proposed by the BCBS to be phased-in for U.S. financial institutions beginning in 2013.  Furthermore, it is widely anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may affect our operations, including our asset portfolios and financial performance.

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

•
Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas.  The Southside Bank Annex is directly adjacent to the main bank building.  Human Resources, and other support areas are located in this building;

•	Operations Annex at 1221 South Beckham Avenue, Tyler, Texas. Various back office, lending and training facilities and other support areas are located in this building;

•	Southside Bank Trust at 1305 South Beckham Avenue, Tyler, Texas. The Trust Department is located in this building;

•	Southside Bank main branch motor bank facility at 1010 East First Street, Tyler, Texas;

•	South Broadway branch at 6201 South Broadway, Tyler, Texas;

•	South Broadway branch motor bank facility at 6019 South Broadway, Tyler, Texas;

•	Downtown branch at 113 West Ferguson Street, Tyler, Texas;

•	Gentry Parkway branch and motor bank facility at 2121 West Gentry Parkway, Tyler, Texas;

•	Highway 64 West branch and motor bank facility at 3815 State Highway 64 West, Tyler, Texas;

•	Longview main branch and motor bank facility at 2001 Judson Road, Longview, Texas;

•	Lindale main branch and motor bank facility at 2510 South Main Street, Lindale, Texas;

•	Whitehouse main branch and motor bank facility at 901 Highway 110 North, Whitehouse, Texas;

•	Jacksonville main branch and motor bank at 1015 South Jackson Street, Jacksonville, Texas;

•	Gresham main branch and motor bank at 16691 FM 2493, Tyler, Texas;

•	Gun Barrel City main branch and motor bank facility at 901 West Main, Gun Barrel City, Texas;

•	Arlington branch and motor bank facility at 2831 West Park Row, Arlington, Texas;

•	Fort Worth branch and motor bank facility at 9516 Clifford Street, Fort Worth, Texas; and

•	50 ATM’s located throughout our market areas.

Southside Bank currently operates full service banks in leased space in 19 grocery stores and four full service branches in leased office space in the following locations:

•	one in Bullard, Texas;

•	one in Lindale, Texas;

•	one in Flint, Texas;

•	one in Whitehouse, Texas;

•	one in Chandler, Texas;

•	one in Seven Points, Texas;

•	one in Palestine, Texas;

•	one in Athens, Texas;

•	one in Hawkins, Texas;

•	three in Longview, Texas;

•	seven in Tyler, Texas;

•	Fort Worth branch and motor bank facility at 701 West Magnolia, Fort Worth, Texas;

•	Fort Worth branch at 707 West Magnolia, Fort Worth, Texas;

•	Forney branch at 413 North McGraw, Forney, Texas; and

•	Austin branch at 8200 North Mopac, Suite 130, Austin, Texas.

SFG currently operates its business in leased office space in the following location:

•	700 West Arkansas Lane, Arlington, Texas.

SSI currently operates its business in the Southside Bank Annex at 1211 South Beckham Avenue, Tyler, Texas.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the NASDAQ Global Select Market under the symbol "SBSI."  Set forth below are the high and low sales prices on the NASDAQ Global Select Market for each full quarterly period from January 1, 2010 to December 31, 2011.  During the first quarters of 2011 and 2010, we declared and paid a 5% stock dividend.  Stock prices listed below have been adjusted to give retroactive recognition to such stock dividends.

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$21.51 – 18.74	$21.83 – 18.38	$20.44 – 17.84	$22.52 – 17.63
2010	$19.75 – 16.28	$20.86 – 17.78	$18.72 – 16.71	$20.40 – 17.42

See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" for a discussion of our common stock repurchase program.

SHAREHOLDERS

There were approximately 1,000 holders of record of our common stock, the only class of equity securities currently issued and outstanding, as of March 15, 2012.

DIVIDENDS

Cash dividends declared and paid were $0.90 and $0.85 per share for the years ended December 31, 2011 and 2010, respectively.  Stock dividends of 5% were also declared and paid during each of the years ended December 31, 2011 and 2010.  We have paid a cash dividend at least once every year since 1970 (including dividends paid by Southside Bank prior to the incorporation of Southside Bancshares).  Future dividends will depend on our earnings, financial condition and other factors that our board of directors considers to be relevant.  In addition, we must make payments on our junior subordinated debentures before any dividends can be paid on the common stock.  For additional discussion relating to restrictions that limit our ability to pay dividends refer to “Item 1. Business – Supervision and Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”  The cash dividends were paid quarterly each year as listed below.

Quarterly Cash Dividends Paid

Year Ended
December 31,	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$0.17	$0.17	$0.18	$0.38
2010	$0.17	$0.17	$0.17	$0.34

ISSUER SECURITY REPURCHASES

During 2011, we did not approve any additional funding for our stock repurchase plan.  No common stock was purchased during the quarter ended December 31, 2011.

FINANCIAL PERFORMANCE

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the filing Company specifically incorporates the performance graph by reference therein.

Southside Bancshares, Inc.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southside Bancshares, Inc.	100.00	85.52	106.02	96.39	113.41	127.86
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SBSI 2010 Peer Group	100.00	87.01	86.75	89.99	104.35	105.87
SBSI 2011 Peer Group	100.00	87.00	90.95	95.49	109.17	109.69

SBSI 2010 Peer Group consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI), Encore Bancshares, Inc. (EBTX), Sterling Bancshares, Inc. (SBIB - This is now historical)

SBSI 2011 Peer Group consist of Cullen/Frost Bankers, Inc. (CFR), First Financial Bankshares, Inc. (FFIN), International Bancshares Corporation (IBOC), MetroCorp Bancshares, Inc. (MCBI), Prosperity Bancshares, Inc. (PB), Texas Capital Bancshares, Inc. (TCBI), Encore Bancshares, Inc. (EBTX)

Source : SNL Financial LC, Charlottesville, VA
© 2012
www.snl.com

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding our results of operations and financial position for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2011.  This information should be read in conjunction with "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Item 8.  Financial Statements and Supplementary Data,” as set forth in this report.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Balance Sheet Data:

Investment Securities	$284,452	$300,839	$266,553	$278,856	$110,403

Mortgage-backed and Related Securities	$1,729,516	$1,364,117	$1,480,847	$1,183,800	$917,518

Loans, Net of Allowance for Loan Losses	$1,068,690	$1,057,209	$1,013,680	$1,006,437	$951,477

Total Assets	$3,303,817	$2,999,759	$3,024,288	$2,700,238	$2,196,322

Deposits	$2,321,671	$2,134,428	$1,870,421	$1,556,131	$1,530,491

Long-term Obligations	$321,035	$433,790	$592,830	$715,800	$146,558

Shareholders’ Equity	$258,927	$214,461	$201,781	$160,617	$132,328

Income Statement Data:

Interest Income	$131,038	$131,374	$145,193	$136,176	$105,741

Interest Expense	$35,631	$45,307	$52,672	$60,363	$61,863

Deposit Service Income	$15,943	$16,819	$17,629	$18,395	$17,280

Gain on Sale of Securities Available for Sale	$11,795	$25,789	$33,446	$12,334	$897

Noninterest Income	$35,322	$50,798	$56,674	$40,302	$26,418

Noninterest Expense	$72,348	$71,314	$71,630	$60,352	$47,287

Net Income Attributable to Southside Bancshares, Inc.	$39,133	$39,103	$44,396	$30,696	$16,684

Per Share Data:

Earnings Per Common Share:

Basic	$2.38	$2.37	$2.71	$1.91	$1.05

Diluted	$2.38	$2.37	$2.68	$1.87	$1.02

Cash Dividends Paid Per Common Share	$0.90	$0.85	$0.75	$0.60	$0.50

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a comparison of our results of operations for the years ended December 31, 2011, 2010, and 2009 and financial condition as of December 31, 2011 and 2010.  This discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

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

•	increases in our nonperforming assets;

•	our ability to maintain adequate liquidity to fund operations and growth;

•	the failure of our assumptions underlying allowance for loan losses and other estimates;

•	unexpected outcomes of, and the costs associated with, existing or new litigation involving us;

•	changes impacting our balance sheet and leverage strategy;

•	risks related to actual U.S. agency mortgage-backed securities prepayments exceeding projected prepayment levels;

•
risks related to U.S. agency mortgage-backed securities prepayments increasing due to U.S. Government programs designed to assist homeowners to refinance their mortgage that might not otherwise have qualified;

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

IMPACT OF DODD-FRANK ACT

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although some of its provisions apply to companies that are significantly larger than us.  The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on us and the financial services industry as a whole will be clarified as those regulations are issued.  Major elements of the Dodd-Frank Act include:

•
A permanent increase in deposit insurance coverage to $250,000 per account, unlimited deposit insurance on noninterest bearing transaction accounts beginning December 31, 2010 through December 31, 2012, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•	New disclosure and other requirements relating to executive compensation and corporate governance;

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

•
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations;

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices;

•	The development of regulations to limit debit card interchange fees;

•	The future elimination of newly issued trust preferred securities as a permitted element of Tier 1 capital;

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund;

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants;

•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC;

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset backed securities; and

•	The establishment of a Bureau of Consumer Financial Protection with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

Regulatory agencies are still in the process of issuing regulations, rules and reporting requirements as mandated by the Dodd-Frank Act.  As a result, we are continuing to evaluate the potential impact of the Dodd-Frank Act on our business, financial condition and results of operations and expect that some provisions may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

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

As of December 31, 2011, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was adequate to cover probable losses in the portfolio.

Refer to “Loan Loss Experience and Allowance for Loan Losses” and “Note 7 – Loans and Allowance for Probable Loan Losses” to our consolidated financial statements included in this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Estimation of Fair Value.  The estimation of fair value is significant to a number of our assets and liabilities.  In addition, GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values for securities are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.  Fair values for most investment and mortgage-backed securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or estimates from independent pricing services.  Where there are price variances outside certain ranges from different pricing services for specific securities, those pricing variances are reviewed with other market data to determine which of the price estimates is appropriate for that period.  For securities carried at fair value through income, the change in fair value from the prior period is recorded on our income statement as fair value gain (loss) – securities.

At September 30, 2008 and continuing at December 31, 2011, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at December 31, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and  will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At December 31, 2011 we have in AFS Other Stocks and Bonds $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at December 31, 2011 for the TRUPs is approximately $499,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2011.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both December 31, 2011 and 2010, respectively.  The noncredit charge to other comprehensive income was estimated at $2.4 million and $2.7 million at December 31, 2011 and 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 recognized in earnings for the year ended December 31, 2010.  There was no write-down required during the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan.  The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” to our consolidated financial statements included in this report.  Entry into the Plan by new employees was frozen effective December 31, 2005. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2011.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2011, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.84%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments.  During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  A table detailing the optional advance commitment terms is presented in “Note 12 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees of $11.0 million, which at December 31, 2011 had been impaired and the carrying value on the balance sheet was $2.0 million.  The remaining fee, included in other assets in our consolidated balance sheet will be amortized over the term of the advance upon exercise of the advance commitments.  If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs.  In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

OVERVIEW

OPERATING RESULTS

During the year ended December 31, 2011, our net income increased $30,000, or 0.1%, to $39.1 million, from $39.1 million for the same period in 2010.  The increase in net income was primarily attributable to the increase in net interest income and a decrease in the provision for loan losses.  These items were partially offset by a decrease in the gain on sale of securities available for sale and an impairment charge of $8.9 million to our FHLB advance option fee which has been written down to $2.0 million at December 31, 2011.  Noninterest expense increased slightly primarily due to an increase in salaries and employee benefits due to our overall growth and expansion while offset by a decrease in FDIC insurance.  Earnings per diluted share increased $0.01, or 0.4%, to $2.38 for the year ended December 31, 2011, from $2.37 for the same period in 2010.

During the year ended December 31, 2010, our net income decreased $5.3 million, or 11.9%, to $39.1 million, from $44.4 million for the same period in 2009.  The decrease in net income was primarily attributable to the decrease in net interest income and noninterest income and was partially offset by a decrease in the provision for losses, income tax expense and noninterest expense.  The decrease in noninterest income was driven primarily by a decrease in gain on sale of AFS securities.  Noninterest expense decreased slightly primarily due to a decrease in FDIC insurance and other expense which was offset by an increase in salaries and employee benefits due to our overall growth and expansion.  Earnings per diluted share decreased $0.31, or 11.6%, to $2.37 for the year ended December 31, 2010, from $2.68 for the same period in 2009.

FINANCIAL CONDITION

Our total assets increased $304.1 million, or 10.1%, to $3.30 billion at December 31, 2011 from $3.00 billion at December 31, 2010.  This increase was attributable to an increase in our mortgage-backed securities and, to a lesser extent, loan growth.  Our securities portfolio increased by $349.0 million, or 21.0%, to $2.01 billion compared to $1.66 billion at December 31, 2010.  At December 31, 2011, loans were $1.09 billion compared to $1.08 billion at December 31, 2010.  The increase in our securities was comprised entirely of mortgage-backed and related securities.  The increase in loans was funded by increases in deposits.

Our nonperforming assets at December 31, 2011 decreased to $13.2 million, and represented 0.40% of total assets, compared to $17.7 million, or 0.59% of total assets at December 31, 2010.  Nonaccruing loans decreased $4.2 million, to $10.3 million and the ratio of nonaccruing loans to total loans decreased to 0.95% at December 31, 2011 compared to $14.5 million and 1.35% at December 31, 2010.  Other Real Estate Owned (“OREO”) increased to $453,000 at December 31, 2011 from $220,000 at December 31, 2010.  Accruing loans past due more than 90 days at December 31, 2011 decreased to $5,000 compared to $7,000 at December 31, 2010.  Repossessed assets decreased to $322,000 at December 31, 2011 from $638,000 at December 31, 2010.  Restructured performing loans at December 31, 2011 decreased to $2.1 million compared to $2.3 million at December 31, 2010.

Our deposits increased $187.2 million to $2.32 billion at December 31, 2011 from $2.13 billion at December 31, 2010.  The increase in our deposits during 2011 was primarily due to an increase in deposits from branch expansion and increased market penetration, and to a lesser extent, an increase in public fund deposits.  During 2011, our public fund deposits increased $63.2 million.  During 2011 brokered deposits increased $2.5 million.  Our deposits, net of brokered deposits, increased $184.8 million.  FHLB advances increased $60.0 million to $622.5 million at December 31, 2011, from $562.6 million at December 31, 2010.  Short-term FHLB advances increased $172.7 million to $361.8 million at December 31, 2011 from $189.1 million at December 31, 2010.  Long-term FHLB advances decreased $112.8 million to $260.7 million at December 31, 2011 from $373.5 million at December 31, 2010.  During 2010 and 2011 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date option was purchased.  Other borrowings at December 31, 2011 and 2010 totaled $63.5 million and $66.8 million, respectively, and at December 31, 2011 consisted of $3.2 million of short-term borrowings and $60.3 million of long-term debt.

Assets under management in our trust department increased slightly during 2011 and were approximately $718.5 million at December 31, 2011 compared to $718 million at December 31, 2010.

Shareholders’ equity at December 31, 2011 totaled $258.9 million compared to $214.5 million at December 31, 2010.  The increase primarily reflects the net income of $39.1 million recorded for the year ended December 31, 2011, the common stock issued of $1.5 million as a result of our dividend reinvestment and incentive stock option plans and the increase in the accumulated other comprehensive income of $21.0 million, which were partially offset by the payment of cash dividends to our shareholders of $14.7 million and the purchase of a noncontrolling interest in SFG of $2.8 million.  The increase in accumulated other comprehensive income is comprised of an increase of $26.5 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment and a decrease of $5.4 million, net of tax, related to the change in the unfunded status of our defined benefit plan.  See “Note 4 – Comprehensive Income (Loss)” to our consolidated financial statements included in this report.

Our market areas to date, have not experienced the level of downturn in the economy and real estate prices that some of the harder hit areas of the country have experienced.  However, we have experienced weakening conditions associated with the real estate led downturn.  Many economists predict growth for the economy during 2012, however we are well aware that any economic recovery could be uneven.  We cannot predict whether current economic conditions will improve, remain the same or decline.

Key financial indicators management follows include, but are not limited to, numerous interest rate sensitivity and interest rate risk indicators, credit risk, operations risk, liquidity risk, capital risk, regulatory risk, competition risk, yield curve risk, U.S. agency mortgage-backed securities prepayment risk, and economic risk indicators.

BALANCE SHEET STRATEGY

We utilize wholesale funding and securities to enhance our profitability and balance sheet composition by determining acceptable levels of credit, interest rate and liquidity risk consistent with prudent capital management.  This balance sheet strategy consists of borrowing a combination of long and short-term funds from the FHLB and, when determined appropriate, issuing brokered CDs. These funds are invested primarily in U.S. agency mortgage-backed securities, and to a lesser extent, long-term municipal securities.  Although U.S. agency mortgage-backed securities often carry lower yields than traditional mortgage loans and other types of loans we make, these securities generally (i) increase the overall quality of our assets because of either the implicit or explicit guarantees of the U.S. Government, (ii) are more liquid than individual loans, and (iii) may be used to collateralize our borrowings or other obligations.  While the strategy of investing a substantial portion of our assets in U.S. agency mortgage-backed securities and to a lesser extent municipal securities has historically resulted in lower interest rate spreads and margins, we believe that the lower operating expenses and reduced credit risk combined with the managed interest rate risk of this strategy have enhanced our overall profitability over the last several years.  At this time, we utilize this balance sheet strategy with the goal of enhancing overall profitability by maximizing the use of our capital.

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Significant increases in interest rates could also adversely impact the fair value of our securities carried at fair value through income, which could significantly impact our net income.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  For several quarters up to and ending June 30, 2007, the size of our balance sheet was in a period of no growth or actual shrinkage due to the flat to inverted yield curve and tight volatility spreads during that time period.  Beginning with the third quarter of 2007 we began deliberately increasing the size of our balance sheet taking advantage of the increasingly attractive economics of financial intermediation, due to the extraordinary volatility in the capital markets.  As the volatility in the capital markets has moderated, the current investment and economic landscape makes it uncertain whether we will experience asset growth driven by an increase in the securities portfolio over the near term.

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

The year ended December 31, 2011 was marked by proactive management of the securities portfolio which included restructuring a portion of our securities portfolio.  This restructuring resulted in a gain on the sale of securities available for sale of $11.8 million during 2011.  During the quarter ended December 31, 2011, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  During the quarter ended December 31, 2011, we increased the size of the securities portfolio slightly due to continued global economic concerns, U.S. deficit concerns, and the Federal Reserve signaling an extended period of low short-term interest rates.  The net result was an increase in our investment and U.S. agency mortgage-backed securities from $1.97 billion at September 30, 2011, to $2.01 billion at December 31, 2011.  The average coupon of the mortgage-backed securities portfolio increased to 6.12% at December 31, 2011 from 5.90% at December 31, 2010.  At December 31, 2011, securities as a percentage of assets decreased to 61.0%, as compared to 61.3% at September 30, 2011 and increased compared to 55.5% at December 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

Subsequent to year end, we began selling our securities carried at fair value through income as management decided it did not want potentially significant swings in net income associated with fair value changes for these securities.  Securities carried at fair value through income were $647.8 million on December 31, 2011.  As of March 8, 2012 there were less than $30 million of these securities that had not been sold.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at December 31, 2011 increased 10.7%, or $60.0 million, to $622.5 million from $562.6 million at December 31, 2010 primarily as a result of an increase in the securities portfolio that exceeded the increase in funding available from deposits.  During 2011 and 2010 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  As of December 31, 2011 we had $163.8 million in brokered CDs of which all were long-term. All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   During 2011, the overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 36.4% at December 31, 2011, from 36.7% at December 31, 2010.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

Certain financial statement components for the year ended December 31, 2010 were required to be revised to show comparative financial statements with 2011 which reflect securities carried at fair value through income.  Throughout this discussion we will footnote tables that have been revised for 2010 to reflect the impact of this revision.

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

	Years ended December 31,
	2011	2010	Amount Change	Percent Change
	(dollars in thousands)
Interest income
Loans	$66,736	$69,973	$(3,237)	(4.6	% )
Investment securities – taxable	64	91	(27)	(29.7	% )
Investment securities - tax exempt	12,520	10,889	1,631	15.0%
Mortgage-backed and related securities	51,467	50,130	1,337	2.7%
FHLB stock and other investments	233	259	(26)	(10.0	% )
Other interest earning assets	18	32	(14)	(43.8	% )
Total interest income	131,038	131,374	(336)	(0.3	% )

Interest expense
Deposits	15,647	18,969	(3,322)	(17.5	% )
Short-term obligations	6,577	7,563	(986)	(13.0	% )
Long-term obligations	13,407	18,775	(5,368)	(28.6	% )
Total interest expense	35,631	45,307	(9,676)	(21.4	% )
Net interest income	$95,407	$86,067	$9,340	10.9%

Net interest income for the year ended December 31, 2011 increased $9.3 million, or 10.9%, compared to the same period in 2010.  The overall increase in net interest income was primarily the result of a decrease in total interest expense and increases in interest income from tax-exempt investment securities and mortgage-backed and related securities.  This was partially offset by a decrease in interest income from loans.

During the year ended December 31, 2011, total interest income decreased $336,000, or 0.3%.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.01% for the year ended December 31, 2010 to 4.82% for the year ended December 31, 2011 which more than offset the increase in average interest earning assets of $126.4 million, or 4.5%, from $2.80 billion to $2.93 billion.  The decrease in the yield on interest earning assets is reflective of a 41 basis point decrease in the yield on loans and a 6 basis point decrease in the yield on our securities portfolio due to lower overall interest rates.  Total interest expense decreased $9.7 million, or 21.4%, during the year ended December 31, 2011.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the year ended December 31, 2011, to 1.48% from 1.94% for the same period in 2010 which was partially offset by an increase in average interest bearing liabilities of $64.1 million, or 2.7%, from $2.34 billion to $2.40 billion.  The decrease in the average yield on interest bearing liabilities of 46 basis points is a result of overall lower interest rates.  For the year ended December 31, 2011, our net interest spread increased to 3.34% from 3.07%, and our net interest margin increased to 3.60% from 3.39% when compared to the same period in 2010.

During the year ended December 31, 2011, average loans increased $23.0 million, or 2.2%, from $1.03 billion to $1.05 billion, compared to the same period in 2010.  Residential 1-4 family loans and municipal loans represent a large part of this increase.  The average yield on loans decreased from 7.10% for the year ended December 31, 2010 to 6.69% for the year ended December 31, 2011. The decrease in interest income on loans of $3.2 million, or 4.6%, for the year ended December 31, 2011 was the result of a decrease in the average yield which more than offset the increase in the average balance.  The decrease in the yield on loans was due to overall lower interest rates.

Average investment and mortgage-backed securities increased $118.1 million, or 6.9%, from $1.72 billion to $1.83 billion, for the year ended December 31, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due to buying opportunities available throughout most of 2011.  At December 31, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.83% during the year ended December 31, 2011 from 3.89% during the same period in 2010.  The decrease in the average yield primarily reflects tighter spreads on mortgage-backed and municipal securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities increased $2.9 million in 2011, or 4.8%, due to an increase in the average balance which was partially offset by a decrease in the average yield.  A further decrease in long-term interest rate levels combined with lower volatility and credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings.

Average FHLB stock and other investments decreased $7.0 million, or 18.5%, to $30.9 million, for the year ended December 31, 2011, when compared to $38.0 million for 2010 due to the decrease in average FHLB advances during 2011 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $26,000, or 10.0%, during 2011, due to a decrease in the average balance while partially offset by an increase in the average yield from 0.68% for the year ended December 31, 2010 compared to 0.75% for the same period in 2011.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits decreased $6.0 million, or 43.6%, to $7.8 million, for the year ended December 31, 2011, when compared to $13.9 million for 2010.  Interest income from interest earning deposits decreased $14,000, or 43.8%, for the year ended December 31, 2011, when compared to 2010, as a result of the decrease in the average balance.

During the year ended December 31, 2011, our average securities increased more than our average loans.  As a result, the mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior year as securities averaged 63.6% during 2011 compared to 62.5% during 2010, a direct result of securities purchases.  Average loans were 36.1% of average total interest earning assets and other interest earning asset categories averaged 0.3% for December 31, 2011.  During 2010, the comparable mix was 37.0% in loans and 0.5% in the other interest earning asset categories.

Total interest expense decreased $9.7 million, or 21.4%, during the year ended December 31, 2011.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.94% for 2010 to 1.48% for the year ended December 31, 2011, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities included an increase in deposits of $214.7 million, or 13.9% that was partially offset by a decrease in FHLB advances and other short-term obligations of $150.6 million, or 20.3%.

The following table sets forth our deposit averages by category for the years ended December 31, 2011, 2010 and 2009:

	COMPOSITION OF DEPOSITS

	Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
	(dollars in thousands)

Interest Bearing Demand Deposits	$807,344	0.52%	$723,315	0.71%	$573,937	1.02%
Savings Deposits	86,417	0.25%	74,668	0.43%	65,896	0.67%
Time Deposits	860,614	1.30%	741,712	1.82%	688,854	2.37%

Total Interest Bearing Deposits	1,754,375	0.89%	1,539,695	1.23%	1,328,687	1.71%

Noninterest Bearing Demand Deposits	459,594	N/A	415,162	N/A	379,991	N/A

Total Deposits	$2,213,969	0.71%	$1,954,857	0.97%	$1,708,678	1.33%

Average interest bearing deposits increased $214.7 million, or 13.9%, from $1.54 billion to $1.75 billion, while the average rate paid decreased from 1.23% for the year ended December 31, 2010 to 0.89% for the year ended December 31, 2011.  Average time deposits increased $118.9 million, or 16.0%, from $741.7 million to $860.6 million while the average rate paid decreased 52 basis points.  Average interest bearing demand deposits increased $84.0 million, or 11.6%, while the average rate paid decreased 19 basis points.  Average savings deposits increased $11.7 million, or 15.7%, while the average rate paid decreased 18 basis points.  Interest expense for interest bearing deposits for the year ended December 31, 2011, decreased $3.3 million, or 17.5%, when compared to the same period in 2010 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $44.4 million, or 10.7%, during 2011.  The latter three categories, which are considered the lowest cost deposits, comprised 61.1% of total average deposits during the year ended December 31, 2011 compared to 62.1% during 2010.  The increase in our average total deposits during 2011 is primarily the result of an increase in deposits from municipalities and to a lesser extent, deposit growth due to branch expansion, and continued market penetration.

At December 31, 2011, total brokered CDs issued were $163.8 million of which all were long-term. This represented an increase of $2.5 million, or 1.5% from 2010.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At December 31, 2011, brokered CDs represented 7.1% of deposits compared to 7.6% of deposits, at December 31, 2010.  At December 31, 2011, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, were $298.0 million, a decrease of $11.7 million, or 3.8%, for the year ended December 31, 2011 when compared to the same period in 2010.  Interest expense associated with short-term interest bearing liabilities decreased $986,000, or 13.0%, and the average rate paid decreased 23 basis points to 2.21% for the year ended December 31, 2011, when compared to 2.44% for the same period in 2010.  The decrease in the average rate paid reflects the lower interest rate environment in 2011 when compared to 2010.  The decrease in the interest expense was due to a decrease in the average rate paid and average balance.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $138.9 million, or 32.3%, during the year ended December 31, 2011 to $291.6 million as compared to $430.5 million at December 31, 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, the use of more short-term FHLB advances during the period and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB we paid fees of $11.0 million.  During the third quarter of 2011, the value of the FHLB advance option fees became impaired.  They were further impaired during the fourth quarter of 2011 resulting in a total 2011 impairment charge of $8.9 million.  At December 31, 2011, the remaining FHLB advance option fees on the balance sheet were $2.0 million. The remaining FHLB advance option fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining fee will be expensed in the period determination is made.  Interest expense associated with long-term FHLB advances decreased $5.4 million, or 34.6%, and average rate paid decreased 12 basis points to 3.48% for the year ended December 31, 2011 when compared to 3.60% for the same period in 2010.  The decrease in interest expense was due to the decrease in the average balance of long-term interest bearing liabilities and the decrease in the average rate paid.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and the junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for both of the years ended December 31, 2011 and 2010.  Interest expense associated with long-term debt decreased $9,000, or 0.3%, to $3.3 million for the year ended December 31, 2011 when compared to $3.3 million for the same period in 2010 as a result of the slight decrease in the average yield of one basis point.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjusts quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

AVERAGE BALANCES AND YIELDS

The following table presents average balance sheet amounts and average yields for the years ended December 31, 2011, 2010 and 2009.  The information should be reviewed in conjunction with the consolidated financial statements for the same years then ended.  Two major components affecting our earnings are the interest earning assets and interest bearing liabilities.  A summary of average interest earning assets and interest bearing liabilities is set forth below, together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
ASSETS

INTEREST EARNING ASSETS:
Loans(1)(2)	$1,054,882	$70,533	6.69%	$1,031,858	$73,230	7.10%	$1,021,770	$73,654	7.21%
Loans Held For Sale	3,415	133	3.89%	5,123	189	3.69%	4,098	161	3.93%
Securities:
Inv. Sec. (Taxable)(4)	6,056	64	1.06%	9,156	91	0.99%	42,598	1,055	2.48%
Inv. Sec. (Tax Exempt)(3)(4)	293,044	18,776	6.41%	245,874	16,515	6.72%	174,003	12,203	7.01%
Mortgage-backed and related Sec.(4)	1,534,837	51,467	3.35%	1,460,785	50,130	3.43%	1,320,766	65,463	4.96%
Total Securities	1,833,937	70,307	3.83%	1,715,815	66,736	3.89%	1,537,367	78,721	5.12%
FHLB stock and other investments, at cost	30,937	233	0.75%	37,973	259	0.68%	40,786	235	0.58%
Interest Earning Deposits	7,833	18	0.23%	13,880	32	0.23%	21,243	137	0.64%
Federal Funds Sold	–	–	–	–	–	–	3,925	17	0.43%
Total Interest Earning Assets	2,931,004	141,224	4.82%	2,804,649	140,446	5.01%	2,629,189	152,925	5.82%

NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,280			43,881			43,504
Bank Premises and Equipment	50,627			48,709			45,231
Other Assets	137,166			124,052			112,702
Less: Allowance for Loan Losses	(18,965)			(19,135)			(17,622)
Total Assets	$3,141,112			$3,002,156			$2,813,004

(1)	Interest on loans includes fees on loans that are not material in amount.

(2)	Interest income includes taxable-equivalent adjustments of $3,930, $3,446 and $3,136 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	Interest income includes taxable-equivalent adjustments of $6,256, $5,626 and $4,596 for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.

Note:
As of December 31, 2011, 2010 and 2009, loans totaling $10,299, $14,524 and $18,629, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield	Average Balance	Interest	Avg. Yield
LIABILITIES AND SHAREHOLDERS’ EQUITY

INTEREST BEARING LIABILITIES:
Savings Deposits	$86,417	$215	0.25%	$74,668	$324	0.43%	$65,896	$442	0.67%
Time Deposits	860,614	11,229	1.30%	741,712	13,514	1.82%	688,854	16,360	2.37%
Interest Bearing Demand Deposits	807,344	4,203	0.52%	723,315	5,131	0.71%	573,937	5,880	1.02%
Total Interest Bearing Deposits	1,754,375	15,647	0.89%	1,539,695	18,969	1.23%	1,328,687	22,682	1.71%
Short-term Interest Bearing Liabilities	297,960	6,577	2.21%	309,649	7,563	2.44%	209,048	4,696	2.25%
Long-term Interest Bearing Liabilities-FHLB Dallas	291,586	10,141	3.48%	430,485	15,500	3.60%	604,425	21,885	3.62%
Long-term Debt (5)	60,311	3,266	5.42%	60,311	3,275	5.43%	60,311	3,409	5.65%
Total Interest Bearing Liabilities	2,404,232	35,631	1.48%	2,340,140	45,307	1.94%	2,202,471	52,672	2.39%

NONINTEREST BEARING LIABILITIES:
Demand Deposits	459,594			415,162			379,991
Other Liabilities	34,614			28,132			42,318
Total Liabilities	2,898,440			2,783,434			2,624,780
SHAREHOLDERS’ EQUITY (6)	242,672			218,722			188,224
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,141,112			$3,002,156			$2,813,004

NET INTEREST INCOME		$105,593			$95,139			$100,253

NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.60%			3.39%			3.81%

NET INTEREST SPREAD			3.34%			3.07%			3.43%

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

(6)	Includes average equity of noncontrolling interest of $1,112, $1,248 and $815 for the years ended December 31, 2011, 2010 and 2009, respectively.

ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields (in thousands):

	Years Ended December 31, 2011 Compared to 2010
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$1,608	$(4,305)	$(2,697)
Loans Held For Sale	(66)	10	(56)
Investment Securities (Taxable)	(32)	5	(27)
Investment Securities (Tax Exempt) (1)	3,051	(790)	2,261
Mortgage-backed and related Securities	2,501	(1,164)	1,337
FHLB stock and other investments	(51)	25	(26)
Interest Earning Deposits	(14)	–	(14)
Total Interest Income	6,997	(6,219)	778

INTEREST EXPENSE:
Savings Deposits	45	(154)	(109)
Time Deposits	1,944	(4,229)	(2,285)
Interest Bearing Demand Deposits	548	(1,476)	(928)
Short-term Interest Bearing Liabilities	(278)	(708)	(986)
Long-term FHLB Advances	(4,847)	(512)	(5,359)
Long-term Debt	–	(9)	(9)
Total Interest Expense	(2,588)	(7,088)	(9,676)
Net Interest Income	$9,585	$869	$10,454

	Years Ended December 31, 2010 Compared to 2009
	Average Volume	Average Yield	Increase (Decrease)
INTEREST INCOME:
Loans (1)	$723	$(1,147)	$(424)
Loans Held For Sale	38	(10)	28
Investment Securities (Taxable)	(547)	(417)	(964)
Investment Securities (Tax Exempt) (1)	4,847	(535)	4,312
Mortgage-backed and related Securities	6,393	(21,726)	(15,333)
FHLB stock and other investments	(17)	41	24
Interest Earning Deposits	(37)	(68)	(105)
Federal Funds Sold	(17)	–	(17)
Total Interest Income	11,383	(23,862)	(12,479)

INTEREST EXPENSE:
Savings Deposits	53	(171)	(118)
Time Deposits	1,183	(4,029)	(2,846)
Interest Bearing Demand Deposits	1,315	(2,064)	(749)
Short-term Interest Bearing Liabilities	2,427	440	2,867
Long-term FHLB Advances	(6,264)	(121)	(6,385)
Long-term Debt	–	(134)	(134)
Total Interest Expense	(1,286)	(6,079)	(7,365)
Net Interest Income	$12,669	$(17,783)	$(5,114)

(1)	Interest yields on loans and securities that are nontaxable for federal income tax purposes are presented on a taxable equivalent basis.

NOTE:  Volume/Yield variances (change in volume times change in yield) have been allocated to amounts attributable to changes in volumes and to changes in yields in proportion to the amounts directly attributable to those changes.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 2011 was $7.5 million compared to $13.7 million for the year ended December 31, 2010.  For the year ended December 31, 2011, net charge-offs of loans decreased $3.3 million, to $9.7 million when compared to $12.9 million for the same period in 2010.

The decrease in net charge-offs for 2011 was due to a combination of a decrease in total charge-offs of $3.9 million while partially offset by a decrease in total recoveries of $681,000.  Net charge-offs for loans to individuals decreased $1.3 million, to $8.3 million and net charge-offs for commercial loans decreased $944,000, to $805,000 for the year ended December 31, 2011.  Net charge-offs of construction loans decreased $723,000, resulting in net recoveries of $15,000.  Net charge-offs of other real estate loans decreased $581,000, resulting in net recoveries of $4,000.

As of December 31, 2011, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was adequate to cover probable losses in the portfolio.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2011 and the comparable year ended December 31, 2010 and indicates the percentage changes:

	Years Ended
	December 31,		Percent
	2011	2010 (1)	Change
	(dollars in thousands)

Deposit services	$15,943	$16,819	(5.2	% )
Gain on sale of securities available for sale	11,795	25,789	(54.3	% )
Gain on sale of securities carried at fair value through income	937	–	100.0%

Total other-than-temporary impairment losses	–	(39)	100.0%
Portion of loss recognized in other comprehensive income (before taxes)	–	(36)	100.0%
Net impairment losses recognized in earnings	–	(75)	100.0%

Fair value gain (loss) – securities	6,693	(598)	1,219.2%
FHLB advance option impairment charge	(8,923)	–	(100.0	% )
Gain on sale of loans	1,230	1,751	(29.8	% )
Trust income	2,610	2,368	10.2%
Bank owned life insurance income	1,087	1,155	(5.9	% )
Other	3,950	3,589	10.1%
Total noninterest income	$35,322	$50,798	(30.5	% )

(1)         Two lines in this table have been revised for 2010.  The line item “fair value gain (loss) – securities” has been revised to reflect a loss of $598,000.  The previously filed financial statements did not reflect this loss for 2010.  The line item “Total noninterest income” has been revised to include the $598,000 loss in 2010.

Total noninterest income for the year ended December 31, 2011 decreased 30.5%, or $15.5 million, compared to 2010.  During the year ended December 31, 2011, we had gains on sale of AFS securities of $11.8 million compared to gains of $25.7 million for the same period in 2010.  The fair value of the AFS securities portfolio at December 31, 2011 was $999.1 million with a net unrealized gain on that date of $55.2 million.  The net unrealized gain is comprised of $58.5 million in unrealized gains and $3.3 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2011 was $383.3 million with a net unrealized gain on that date of $16.2 million.  The net unrealized gain is comprised of $16.2 million in unrealized gains and $54,000 in unrealized losses.   The year ended December 31, 2011 was marked by proactive management of the securities portfolio which included restructuring a portion of our securities portfolio.  This restructuring resulted in a gain on the sale of securities available for sale of $11.8 million during 2011.  During the quarter ended December 31, 2011, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  During the quarter ended December 31, 2011, we increased the size of the securities portfolio slightly due to increased global economic concerns, U.S. deficit concerns, and the Federal Reserve signaling an extended period of low short-term interest rates.  There can be no assurance that the level of security gains reported during the year ended December 31, 2011, will continue in future periods.

During 2011, the fair value of our securities carried at fair value through income increased $6.7 million and is recorded in noninterest income.  During 2011, the value of the FHLB advance option fees became impaired resulting in an $8.9 million impairment charge.  At December 31, 2011, the carrying value of the FHLB advance option fees on the balance sheet was $2.0 million.

Deposit services income decreased $876,000, or 5.2%, for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $521,000, or 29.8%, for the year ended December 31, 2011, when compared to the same period in 2010.  This is primarily a result of a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.  The decrease in loans sold was due to a greater emphasis on keeping loans for our own portfolio.

Trust income increased $242,000, or 10.2%, for the year ended December 31, 2011 as compared to the same period in 2010 due to the addition of several new accounts.

Other income increased $361,000, or 10.1%, for the year ended December 31, 2011, when compared to the same period in 2010 as a result of increases in brokerage fee income from SFG, Southside Select fee income, Mastercard income and credit card fee income while offset by a decrease in the fair value of written loan commitments.

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2011 and 2010 and indicates the percentage changes:

	Years Ended December 31,		Percent
	2011	2010	Change
	(dollars in thousands)

Salaries and employee benefits	$45,421	$43,957	3.3%
Occupancy expense	7,205	6,780	6.3%
Equipment expense	2,055	1,899	8.2%
Advertising, travel and entertainment	2,414	2,319	4.1%
ATM and debit card expense	987	825	19.6%
Director fees	914	950	(3.8	% )
Supplies	746	902	(17.3	% )
Professional fees	2,160	2,015	7.2%
Postage	725	800	(9.4	% )
Telephone and communications	1,325	1,443	(8.2	% )
FDIC insurance	1,817	2,909	(37.5	% )
Other	6,579	6,515	1.0%
Total noninterest expense	$72,348	$71,314	1.4%

Noninterest expense for the year ended December 31, 2011 increased $1.0 million, or 1.4%, when compared to the year ended December 31, 2010.  Salaries and employee benefits expense increased $1.5 million, or 3.3%, during the year ended December 31, 2011, when compared to the same period in 2010.  Direct salary expense and payroll taxes increased $1.3 million, or 3.4%, for the year ended December 31, 2011, when compared to the same period in 2010.  These increases were the result of the increases in personnel associated with our overall growth and expansion, including SFG and normal salary increases for existing personnel.

Retirement expense, included in salary and benefits, increased $445,000, or 14.7%, for the year ended December 31, 2011, when compared to the same period in 2010.  The increase was primarily related to the increase in the defined benefit and restoration plan.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2011 when compared to 2010.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate was decreased to 5.63%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $249,000, or 6.5%, for the year ended December 31, 2011, when compared to the same period in 2010 due to decreased health claims expense and plan administrative cost during 2011.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during 2012.

ATM and debit card expense increased $162,000, or 19.6% for the year ended December 31, 2011, compared to the same period in 2010 due to an increase the volume of transactions and an increase in processing expenses.

Supplies decreased $156,000, or 17.3%, for the year ended December 31, 2011, compared to the same period in 2010 due primarily to the printing of our 50th anniversary logo on supplies purchased during 2010.

FDIC insurance decreased $1.1 million, or 37.5%, for the year ended December 31, 2011, compared to the same period in 2010 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

INCOME TAXES

Pre-tax income for the year ended December 31, 2011 was $50.9 million compared to $51.8 million for the year ended December 31, 2010.

Income tax expense was $10.4 million for the year ended December 31, 2011 and represented a decrease of $1.4 million, or 11.6%, when compared to the year ended December 31, 2010.  The effective tax rate as a percentage of pre-tax income was 20.4% in 2011 and 22.7% in 2010.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2011 was due to an increase in tax exempt income as a percentage of taxable income as compared to the same period in 2010.  Net deferred liability totaled $3.5 million at December 31, 2011 as compared to net deferred tax asset of $6.6 million in 2010.

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

Average investment and mortgage-backed securities increased $178.4 million, or 11.6%, from $1.54 billion to $1.72 billion, for the year ended December 31, 2010 when compared to the same period in 2009.  This increase was the result of securities purchased due primarily to market volatility related to buying opportunities available throughout most of 2009 and early 2010.  At December 31, 2010, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.89% during the year ended December 31, 2010 from 5.12% during the same period in 2009.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to Freddie Mac and Fannie Mae repurchases of mortgage loans delinquent 120 days or more from mortgage-backed security pools, increased prepayments due to lower interest rates creating refinancing alternatives, tighter spreads on mortgage-backed securities and overall lower interest rates.  Interest income on investment and mortgage-backed securities decreased $13.0 million in 2010, or 17.6%, due to a decrease in the average yield which was partially offset by the increase in the average balance.  A further decrease in long-term interest rate levels combined with lower volatility and credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings.

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

Average long-term debt was $60.3 million for both of the years ended December 31, 2010 and 2009.  Interest expense associated with long-term debt decreased $134,000, or 3.9%, to $3.3 million for the year ended December 31, 2010 when compared to $3.4 million for the same period in 2009 as a result of the decrease in the average yield of 22 basis points.

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

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including deposit related fee based services.  The following schedule lists the accounts from which noninterest income was derived, gives totals for these accounts for the year ended December 31, 2010 and the comparable year ended December 31, 2009 and indicates the percentage changes:

	Years Ended December 31,		Percent
	2010 (1)	2009	Change
	(dollars in thousands)

Deposit services	$16,819	$17,629	(4.6	% )
Gain on sale of securities available for sale	25,789	33,446	(22.9	% )

Total other-than-temporary impairment losses	(39)	(5,730)	99.3%
Portion of loss recognized in other comprehensive income (before taxes)	(36)	2,730	(101.3	% )
Net impairment losses recognized in earnings	(75)	(3,000)	97.5%

Fair value gain (loss) – securities	(598)	–	(100.0	% )
Gain on sale of loans	1,751	1,240	41.2%
Trust income	2,368	2,456	(3.6	% )
Bank owned life insurance income	1,155	1,724	(33.0	% )
Other	3,589	3,179	12.9%
Total noninterest income	$50,798	$56,674	(10.4	% )

(1)         Two lines in this table have been revised for 2010.  The line item “fair value gain (loss) – securities” has been revised to reflect a loss of $598,000.  The previously filed financial statements did not reflect this loss for 2010.  The line item “Total noninterest income” has been revised to include the $598,000 loss in 2010.

Total noninterest income for the year ended December 31, 2010 decreased 10.4%, or $5.9 million, compared to 2009.  During the year ended December 31, 2010, we had gains on sale of AFS securities, net of impairment charges of $25.7 million compared to gains of $30.4 million for the same period in 2009.  The fair value of the AFS securities portfolio at December 31, 2010 was $1.19 billion with a net unrealized gain on that date of $14.7 million.  The net unrealized gain is comprised of $25.8 million in unrealized gains and $11.1 million in unrealized losses.  The fair value of HTM securities portfolio at December 31, 2010 was $415.4 million with a net unrealized gain on that date of $8.6 million.  The net unrealized gain is comprised of $9.2 million in unrealized gains and $644,000 in unrealized losses.   The year ended December 31, 2010 was marked by proactive management of the securities portfolio which included restructuring a portion of our securities portfolio.  This restructuring resulted in a gain on the sale of securities available for sale of $25.8 million during 2010.  In February of 2010, Fannie Mae and Freddie Mac announced a change in practice when an individual mortgage holder becomes delinquent on their obligation.  This was not a credit event, but rather a change in the cash flows of the mortgage-backed securities.  Consequently, we embarked on a strategy to identify mortgage-backed securities with cash flows that might become significantly more volatile as a result of this announcement, attempted to liquidate those securities, and replace them with securities with income and cash flow characteristics that were potentially more stable.

During June and July we decided to liquidate substantially all municipal securities located outside the State of Texas due to growing municipal concerns. During the third quarter and early parts of the fourth quarter interest rates decreased causing us to restructure a portion of the securities portfolio, selling securities to replace them with potentially better risk/reward securities.  As interest rates increased significantly during the fourth quarter we sold selected securities and replaced them with securities that might perform better in the higher interest rate environment.

During 2010, the fair value of our securities carried at fair value through income decreased $598,000 and is recorded in noninterest income.

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

NONINTEREST EXPENSE

The following schedule lists the accounts which comprise noninterest expense, gives totals for these accounts for the years ended December 31, 2010 and 2009 and indicates the percentage changes:

	Years Ended December 31,		Percent
	2010	2009	Change
	(dollars in thousands)

Salaries and employee benefits	$43,957	$42,505	3.4%
Occupancy expense	6,780	6,372	6.4%
Equipment expense	1,899	1,718	10.5%
Advertising, travel and entertainment	2,319	2,344	(1.1	% )
ATM and debit card expense	825	1,296	(36.3	% )
Director fees	950	785	21.0%
Supplies	902	863	4.5%
Professional fees	2,015	2,218	(9.2	% )
Postage	800	872	(8.3	% )
Telephone and communications	1,443	1,424	1.3%
FDIC insurance	2,909	3,943	(26.2	% )
Other	6,515	7,290	(10.6	% )
Total noninterest expense	$71,314	$71,630	(0.4	% )

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

Retirement expense, included in salary and benefits, decreased $706,000, or 18.9%, for the year ended December 31, 2010, when compared to the same period in 2009.  The decrease was primarily related to the decrease in the defined benefit plan expense due to an increase in the fair value of the plan assets.  The actuarial assumptions used to determine net periodic pension costs for 2010 assumed a long-term rate of return of 7.5% and a discount rate of 6.1%.  These assumptions remained unchanged from 2009.

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

INCOME TAXES

Pre-tax income for the year ended December 31, 2010 was $51.8 million compared to $62.5 million for the year ended December 31, 2009.

Income tax expense was $11.8 million for the year ended December 31, 2010 and represented a decrease of $4.9 million, or 29.2%, when compared to the year ended December 31, 2009.  The effective tax rate as a percentage of pre-tax income was 22.7% in 2010 and 26.6% in 2009.  The decrease in the income tax expense and effective tax rate for the year ended December 31, 2010 was due to an increase in tax exempt income as a percentage of taxable income as compared to the same period in 2009.  Net deferred assets totaled $6.6 million at December 31, 2010 as compared to $1.6 million in 2009.

LENDING ACTIVITIES

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts, and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles. At December 31, 2011, the SFG loans totaled approximately $68.4 million.

Total loans as of December 31, 2011 increased $9.3 million, or 0.9%, and the average loan balance was up $23.0 million, or 2.2%, when compared to 2010.

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

Municipal loans as of December 31, 2011 increased $10.7 million, or 5.4%, from December 31, 2010.  The increase in municipal loans is due in part to the overall market volatility related to credit markets, including municipal credits.  This, along with increased demand, provided additional opportunities for us to lend to municipalities during 2011.  1-4 Family residential loans increased $28.4 million, or 13.0%, from December 31, 2010.  Other real estate loans increased $5.8 million, or 2.9%, while commercial loans decreased $5.2 million, or 3.5%, from December 31, 2010 to December 31, 2011, respectively.  Loans to individuals decreased $26.7 million, or 13.5%, from December 31, 2010.  Construction loans decreased $3.7 million, or 3.2%, from December 31, 2010.

The decrease in our construction loans and our commercial loans is reflective of decreased loan demand for these types of loans in our market areas.  The increase in other real estate loans is due to an increase in loan demand for this type of loan.  The decrease in loans to individuals reflects a decrease in automobile loan portfolios purchased by SFG.  In our loan portfolio, loans dependent upon private household income represent a significant concentration.  Due to the number of customers involved who work in all sectors of the numerous local, state and national economies, we believe the risk in this portion of the portfolio is adequately spread throughout the economic communities we serve, which assists in mitigating this concentration.

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

The aggregate amount of loans that we are permitted to make under applicable bank regulations to any one borrower, including non-affiliate related entities is 25% of Tier 1 capital.  Our legal lending limit at December 31, 2011, was approximately $67.2 million.  Our largest loan relationship at December 31, 2011 was approximately $16.5 million.

The average yield on loans for the year ended December 31, 2011, decreased to 6.69% from 7.10% for the year ended December 31, 2010.  This decrease was reflective of the overall lower interest environment during 2011.

LOAN PORTFOLIO COMPOSITION AND ASSOCIATED RISK

The following table sets forth loan totals for the years presented (in thousands):

	December 31,
	2011	2010	2009	2008	2007
Real Estate Loans:
Construction	$111,361	$115,094	$105,268	$132,666	$117,046
1-4 Family Residential	247,479	219,031	217,677	226,180	228,330
Other	206,519	200,723	212,731	184,629	200,148
Commercial Loans	143,552	148,761	159,529	165,558	154,171
Municipal Loans	207,261	196,594	150,111	134,986	112,523
Loans to Individuals	171,058	197,717	188,260	178,530	149,012
Total Loans	$1,087,230	$1,077,920	$1,033,576	$1,022,549	$961,230

For purposes of this discussion, our loans are divided into Real Estate Loans, Commercial Loans, Municipal Loans and Loans to Individuals.

REAL ESTATE LOANS

Real estate loans represent our greatest concentration of loans.  We attempt to mitigate the amount of risk associated with this group of loans through the type of loans originated and geographic distribution.  At December 31, 2011, the majority of our real estate loans were collateralized by properties located in our market areas.  Of the $565.4 million in real estate loans, $247.5 million, or 43.8%, represent loans collateralized by residential dwellings that are primarily owner occupied.  Historically, the amount of losses suffered on this type of loan has been significantly less than those on other properties.  Beginning in the third quarter of 2007, there were well-publicized developments in the credit markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally.  Initially our markets appeared to have been relatively resilient, not experiencing the significant effects associated with these market trends; however, beginning in the later half of 2008 as consumers all across the United States were impacted by the economic slowdown, our market areas began to experience more of a slowdown in economic activity.  From 2009 and continuing through 2011, our markets did experience a slowdown as a result of the real estate led downturn across the country. A continued or more severe decline in credit markets generally could adversely affect our financial condition and results of operation if we are unable to extend credit or sell loans into the secondary market.  Our loan policy requires an appraisal or evaluation on the property, based on the size and complexity of the transaction, prior to funding any real estate loan and also outlines the requirements for appraisals on renewals.

We pursue an aggressive policy of reappraisal on any real estate loan that is in the process of foreclosure and potential exposures are recognized and reserved for or charged off as soon as they are identified.  Our ability to liquidate certain types of properties that may be obtained through foreclosure could adversely affect the volume of our nonperforming real estate loans.

Real estate loans are divided into 1-4 Family Residential Mortgage Loans, Construction Loans and Other.  The Other real estate consists of $199.9 million of commercial real estate loans, $4.9 million of loans secured by multi-family properties and $1.7 million of loans secured by farm land.  The Commercial Real Estate portion of Other is discussed in more detail below.

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

We also make home equity loans, which are included as part of the 1-4 Family Residential Mortgage Loans, and at December 31, 2011, these loans totaled $66.6 million.  Under Texas law, these loans, when combined with all other mortgage indebtedness for the property, are capped at 80% of appraised value.

Construction Loans

Our commercial construction loans and construction loans to individuals are collateralized by property located primarily in the market areas we serve.  A majority of our construction loans are directed toward properties that will be owner occupied.  Construction loans for projects built on speculation are financed, but these typically have secondary sources of repayment and collateral.  Our construction loans have both adjustable and fixed interest rates during the construction period.  Construction loans to individuals are typically priced and made with the intention of granting the permanent loan on the property.  During 2010 our construction loans experienced additional stress due to the general downturn in market conditions associated with this type of lending.  Construction loans did not appear to deteriorate further in 2011.

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

MUNICIPAL LOANS

We have a specific lending department that makes loans to municipalities and school districts throughout the state of Texas.  The majority of the loans to municipalities and school districts has tax or revenue pledges and in some cases are additionally supported by collateral.  Municipal loans made without a direct pledge of taxes or revenues are usually made based on some type of collateral that represents an essential service.  Lending money directly to these municipalities allows us to earn a higher yield for similar durations than we could if we purchased municipal securities.  Total loans to municipalities and school districts as of December 31, 2011 increased $10.7 million when compared to 2010.  At December 31, 2011, we had total loans to municipalities and school districts of $207.3 million.

LOANS TO INDIVIDUALS

Substantially all of our consumer loan originations are made to consumers in our market areas.  The majority of loans to individuals outstanding are collateralized by titled equipment, which are primarily vehicles, and automobile loans purchased by SFG.  At December 31, 2011, these types of loans accounted for approximately $138.6 million, or 81.0%, of total loans to individuals.

The total of SFG automobile loans included in loans to individuals at December 31, 2011 was $68.4 million.  These high yield loans represent existing subprime automobile loans with payment histories that are primarily collateralized by used automobiles.  Loan pools purchased through SFG are subjected to a modeling system to determine the risk associated with the expected defaults.  Among other things, the model takes into consideration credit scores and estimated collateral values to determine the risk inherent in each pool.

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

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table represents loan maturities and sensitivity to changes in interest rates for our real estate construction, commercial and municipal loans.  The amounts of these loans outstanding at December 31, 2011, which, based on remaining scheduled repayments of principal, are due in (1) one year or less, (2) more than one year but less than five years, and (3) more than five years, are shown in the following table.  The amounts due after one year are classified according to the sensitivity to changes in interest rates.

	Due in One Year or Less*	After One but Within Five Years	After Five Years
	(in thousands)

Real Estate Loans – Construction	$31,670	$41,277	$38,414
Commercial Loans	78,997	58,949	5,606
Municipal Loans	19,347	68,307	119,607
Total	$130,014	$168,533	$163,627

Loans with Maturities After One Year for Which:
	Interest Rates are Fixed or Predetermined	$220,529
	Interest Rates are Floating or Adjustable	$111,631

*
The volume of commercial loans due within one year reflects our general policy of attempting to limit a majority of these loans to a short-term maturity.  Nonaccrual loans totaling $5.2 million are reflected in the due after five years column.

LOANS TO AFFILIATED PARTIES

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2011 and 2010, these loans totaled $4.1 million and $4.7 million, respectively.  These loans represented 1.6% and 2.2% of shareholders' equity as of December 31, 2011 and 2010, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses was $18.5 million at December 31, 2011, or 1.7% of loans.  The decrease in the allowance for loan losses is due primarily to a 25.5% decrease in nonperforming assets and a change in the loan mix as SFG, commercial and construction loans which require larger allowance for loan loss accruals, declined.  The increase in loans during 2011 occurred primarily in 1-4 family residential and municipal loans which require smaller allowance for loan loss accruals.

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we have found that longer periods will not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are reviewed by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved at significantly higher levels based on the circumstances associated with each specific loan.  In general, the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances.  The remaining term extensions increase the risk of collateral deterioration and accordingly, reserves are increased to recognize this risk.

For loans originated after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, beginning with the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

After all of the data in the loan portfolio is accumulated the reserve allocations are separated into various loan classes detailed in the table below.  At December 31, 2011, the unallocated portion of the allowance for loan loss was $1.2 million or 0.1% of loans.

As of December 31, 2011, our review of the loan portfolio indicated that a loan loss allowance of $18.5 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

The following table presents information regarding the average amount of net loans outstanding, changes in the allowance for loan losses, selected asset quality ratios and an allocation of the allowance for loan losses (dollars in thousands).

LOAN LOSS EXPERIENCE AND ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2011	2010	2009	2008	2007

Average Net Loans Outstanding	$1,054,882	$1,031,858	$1,021,770	$983,336	$809,906

Balance of Allowance for Loan Losses at Beginning of Period	$20,711	$19,896	$16,112	$9,753	$7,193

Loan Charge-Offs:
Real Estate-Construction	(46)	(873)	(932)	(111)	–
Real Estate-1-4 Family Residential	(675)	(288)	(267)	(11)	(33)
Real Estate-Other	(271)	(577)	(322)	–	(7)
Commercial Loans	(1,254)	(2,603)	(2,037)	(505)	(95)
Loans to Individuals	(10,231)	(12,072)	(9,589)	(8,570)	(2,612)

Total Loan Charge-Offs	(12,477)	(16,413)	(13,147)	(9,197)	(2,747)

Recovery of Loans Previously Charged-off:
Real Estate-Construction	61	165	2	–	–
Real Estate-1-4 Family Residential	98	13	5	1	30
Real Estate-Other	275	–	–	6	10
Commercial Loans	449	854	104	32	98
Loans to Individuals	1,927	2,459	1,727	1,842	1,909

Total Recovery of Loans Previously Charged-Off	2,810	3,491	1,838	1,881	2,047

Net Loan Charge-Offs	(9,667)	(12,922)	(11,309)	(7,316)	(700)

Allowance for Loan Losses Acquired	–	–	–	–	909

Provision for Loan Losses	7,496	13,737	15,093	13,675	2,351

Balance of Allowance for Loan Losses at End of Period	$18,540	$20,711	$19,896	$16,112	$9,753

Reserve for Unfunded Loan Commitments at Beginning of Period	$30	$5	$7	$50	$–
Provision for Losses on Unfunded Loan Commitments	(4)	25	(2)	(43)	50
Reserve for Unfunded Loan Commitments at End of Period	$26	$30	$5	$7	$50

Net Charge-Offs to Average Net Loans Outstanding	0.92%	1.25%	1.11%	0.74%	0.09%
Allowance for Loan Losses to Nonaccruing Loans	180.02	142.60	106.80	112.76	334.81
Allowance for Loan Losses to Nonperforming Assets	140.58	116.95	84.83	102.10	247.16
Allowance for Loan Losses to Total Loans	1.71	1.92	1.92	1.58	1.01

Allocation of Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans	Amount	Percent of Loans To Total Loans
Real Estate
Construction	$2,620	10.2%	$2,585	10.7%	$3,080	10.2%	$2,757	12.9%	$1,031	12.2%
1-4 Family Residential	1,957	22.8%	1,988	20.3%	1,460	21.1%	1,567	22.1%	1,313	23.8%
Other	3,051	19.0%	3,354	18.6%	3,175	20.6%	2,701	18.1%	2,594	20.8%
Commercial Loans	2,877	13.2%	3,746	13.8%	3,184	15.4%	2,496	16.2%	2,126	16.0%
Municipal Loans	619	19.1%	607	18.3%	400	14.5%	341	13.2%	277	11.7%
Loans to Individuals	6,244	15.7%	7,978	18.3%	7,321	18.2%	6,206	17.5%	2,391	15.5%
Unallocated	1,172	0.0%	453	0.0%	1,276	0.0%	44	0.0%	21	0.0%
Ending Balance	$18,540	100.0%	$20,711	100.0%	$19,896	100.0%	$16,112	100.0%	$9,753	100.0%

See "Consolidated Financial Statements - Note 7 –  Loans and Allowance for Probable Loan Losses."

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

Total nonperforming assets at December 31, 2011 were $13.2 million, representing a decrease of $4.5 million, or 25.5%, from $17.7 million at December 31, 2010.  From December 31, 2010 to December 31, 2011, nonaccrual loans decreased $4.2 million, or 29.1%, to $10.3 million.  Of this total, 22.9% are residential real estate loans, 7.6% are commercial real estate loans, 13.2% are commercial loans, 18.5% are loans to individuals, primarily SFG automobile loans, and 37.8% are construction loans.  OREO increased $233,000, or 105.9%, to $453,000 from December 31, 2010 to December 31, 2011.  We are actively marketing all properties and none are being held for investment purposes.  Accruing loans past due more than 90 days decreased $2,000, or 28.6% to $5,000 at December 31, 2011 from $7,000 at December 31, 2010.  Restructured loans decreased $211,000, or 9.1%, to $2.1 million.  Repossessed assets decreased $316,000, or 49.5%, to $322,000.

The following table presents information on nonperforming assets (dollars in thousands):

	NONPERFORMING ASSETS
	Years Ended December 31,

	2011	2010	2009	2008	2007
Accruing Loans Past Due More Than 90 Days:
Real Estate	$–	$–	$289	$404	$286
Loans to Individuals	5	7	34	53	114
Commercial	–	–	–	136	–
	5	7	323	593	400
Loans on Nonaccrual:
Real Estate	7,037	8,511	8,930	7,469	636
Loans to Individuals	1,909	4,214	7,461	5,976	2,119
Commercial	1,353	1,799	2,238	844	158
	10,299	14,524	18,629	14,289	2,913
Restructured Loans:
Real Estate	762	36	87	91	94
Loans to Individuals	1,206	2,243	1,831	39	120
Commercial	141	41	54	18	11
	2,109	2,320	1,972	148	225

Total Nonperforming Loans	12,413	16,851	20,924	15,030	3,538

Other Real Estate Owned	453	220	1,875	318	153
Repossessed Assets	322	638	654	433	255
Total Nonperforming Assets	$13,188	$17,709	$23,453	$15,781	$3,946

Nonperforming Assets to Total Assets	0.40%	0.59%	0.78%	0.58%	0.18%
Nonperforming Assets to Total Loans	1.21	1.64	2.27	1.54	0.41
Nonaccrual Loans to Total Loans	0.95	1.35	1.80	1.40	0.30
Loans 90 Days Past Due to Total Loans	–	–	0.03	0.06	0.04

Nonperforming assets at December 31, 2011, as a percentage of total assets decreased to 0.40% from the previous year and as a percentage of loans decreased to 1.21%.  Nonperforming assets hinder our ability to earn money.  Decreases in earnings can result from both the loss of interest income and the costs associated with maintaining the OREO, for taxes, insurance and other operating expenses.  In addition to the nonperforming assets, at December 31, 2011 in the opinion of management, we had $356,000 of loans identified as potential problem loans.  A potential problem loan is a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and which may result in a future classification of the loan in one of the nonperforming asset categories.

The restructured loans to individuals referred to in the preceding table are primarily SFG loans which have had payment extensions or whose maturity has extended due to late payments on the contract.  These loans continue to accrue interest on the principal balance.

The following is a summary of our recorded investment in loans (primarily nonaccrual loans) for which impairment has been recognized (in thousands):

	December 31, 2011
	Total	Valuation Allowance	Carrying Value

Real Estate Loans	$7,765	$1,297	$6,468
Loans to Individuals	3,112	857	2,255
Commercial Loans	1,493	485	1,008
Total	$12,370	$2,639	$9,731

	December 31, 2010
	Total	Valuation Allowance	Carrying Value

Real Estate Loans	$8,512	$1,167	$7,345
Loans to Individuals	6,457	1,978	4,479
Commercial Loans	1,799	719	1,080
Total	$16,768	$3,864	$12,904

The balances of impaired loans included above with no valuation allowances were approximately $4,000 and $69,000 at December 31, 2011 and 2010, respectively.

For the years ended December 31, 2011 and 2010, the average recorded investment in impaired loans was approximately $14.4 million and $18.6 million, respectively.

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $943,000, $1.1 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.8 million, $2.2 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•
Available for Sale (“AFS”).  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value.  Fair value is determined using quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

•
Securities Carried at Fair Value through Income.  Debt securities purchased at significant premiums that contain an embedded derivative where the embedded derivative is not readily identifiable and measurable and as such cannot be bifurcated, are classified as securities carried at fair value through income.  Fair value is determined using quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  Changes in fair value are reported through the income statement as fair value gain (loss) – securities.

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

Management attempts to deploy investable funds into instruments that are expected to provide a reasonable overall return on the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, interest rate and liquidity risk.  At December 31, 2011, the securities portfolio as a percentage of total assets was 62.0% and was larger than loans, which were 32.9% of total assets.  For a discussion of our strategy in relation to the securities portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Strategy.”

The following tables set forth the carrying amount of investment securities and mortgage-backed securities at December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
Available for Sale:	2011	2010	2009

Investment Securities:
U.S. Treasury	$–	$4,700	$4,899
State and Political Subdivisions	282,457	294,262	259,526
Other Stocks and Bonds	499	382	635
Mortgage-backed Securities:
U.S. Government Agencies (1)	107,052	150,273	129,582
Government Sponsored Enterprises (2)	609,074	736,301	1,108,600
Total (3)	$999,082	$1,185,918	$1,503,242

	December 31,
Securities Carried at Fair Value through Income:	2011	2010	2009

Mortgage-backed Securities:
U.S. Government Agencies (1)(4)	$30,413	$5,392	$–
Government-Sponsored Enterprises (2)(5)	617,346	66,784	–
Total (3)	$647,759	$72,176	$–

	December 31,
Held to Maturity:	2011	2010	2009

Investment Securities:
State and Political Subdivisions	$1,010	$1,012	$1,013
Other Stocks and Bonds	486	483	480
Mortgage-backed Securities:
U.S. Government Agencies (4)	22,999	20,821	16,677
Government Sponsored Enterprises (5)	342,632	384,546	225,988
Total (3)	$367,127	$406,862	$244,158

(1)       This line has been revised for 2010.  The AFS line has been reduced by $4.3 million from $154.5 million in the previously filed financial statements.  We have reclassed this $4.3 million to securities carried at fair value through income.

(2)      This line has been revised for 2010.  The AFS line has been reduced by $55.2 million from $791.5 million in the previously filed financial statements.  We have reclassed this $55.2 million to securities carried at fair value through income.

(3)       All of the total lines for 2010 have been revised to reflect the reclasses discussed.

(4)       This line has been revised for 2010.  The HTM line has been reduced by $1.1 million from $21.9 million in the previously filed financial statements.  We have reclassed this $1.1 million to securities carried at fair value through income along with the fair value change on the HTM security not previously reported of $65,000.

(5)       This line has been revised for 2010.  The HTM line has been reduced by $11.4 million from $396.0 million in the previously filed financial statements.  We have reclassed this $11.4 million to securities carried at fair value through income along with the fair value change on the HTM security not previously reported of $146,000.

We invest in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and GSEs, and CMOs and real estate mortgage investment conduits (“REMICs”).  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and GSEs) that pool and re-package the participation interests in the form of securities, to investors such as us.  U.S. Government agencies, primarily Government National Mortgage Association (“GNMA”) and GSEs, primarily Freddie Mac, and Fannie Mae guarantee the payment of principal and interest to investors.  GSEs are not backed by the full faith and credit of the U.S. government.  Freddie Mac, Fannie Mae and FHLB are the primary GSEs with which we purchase securities.  At December 31, 2011 all of our mortgage-backed securities were collateralized by U.S. Government agencies or GSEs.

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

On October 24, 2011 the President of the United States and the FHFA announced programs designed to assist homeowners with refinancing their mortgage.  These programs target homeowners that might not otherwise qualify for a new mortgage loan as a result of either loan-to-value issues or past due loan payment status or history.  The FHFA is the agency responsible for Fannie Mae and Freddie Mac.  Should these programs be successful in reaching borrowers targeted in large numbers, our MBS could see increased prepayment levels that we did not project at purchase.

Like most fixed income securities, mortgage-backed and related securities are subject to interest rate risk.  However, unlike most fixed income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty.  The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with noncallable fixed income securities.  Most of our mortgage-backed securities were purchased at a premium.  As these mortgage-backed securities prepay at a faster rate our yield on these securities will decrease. Conversely, as prepayments slow the yield on these mortgage-backed securities will increase.

Debt securities purchased at a significant premium that contain an embedded derivative where the embedded derivative is not readily identifiable and measurable and as such cannot be bifurcated, are classified as securities carried at fair value through income.  As such, mortgage-backed securities purchased at a significant premium, which we describe as any mortgage-backed security purchase at a price in excess of 111.111%, are classified as securities carried at fair value through income.  At December 31, 2011 we had $647.8 million of securities carried at fair value through income compared to $72.2 million at December 31, 2010.  The low interest rate environment combined with relatively stable prepays for higher coupon, seasoned mortgage-backed securities caused the price of these securities with certain coupons or structure, to increase in purchase price above 111.111%.  Since management favored the higher coupon trades during 2011, this category increased.  Subsequent to year end we began selling our securities carried at fair value through income as management determined it did not want additional potentially significant swings in net income associated with fair value changes for these securities.  As of March 8, 2012 there were less than $30 million of these securities that had not been sold.

The combined investment securities, mortgage-backed securities, and FHLB stock and other investments portfolio increased to $2.05 billion at December 31, 2011, compared to $1.70 billion at December 31, 2010, an increase of $348.2 million, or 20.5%.  This is primarily a result of an increase in mortgage-backed securities of $365.4 million, or 26.8%, during 2011 when compared to 2010 which was partially offset by a $16.5 million, or 5.5%, decrease in our ownership of securities issued by state and political subdivisions and U.S. Treasury securities.  The change in U.S. Treasury securities was related to securities that matured during 2011.

During 2011, the interest rate yield curve remained steep while at the same time credit and volatility spreads continued to tighten.  We used this environment to reposition a portion of the securities portfolio.  Through this process, we were able to decrease the overall average duration, increase the average MBS coupon, and increase the size of the overall securities portfolio.

The combined fair value of the AFS and HTM securities portfolio at December 31, 2011 was $1.38 billion, which represented a net unrealized gain as of that date of $71.4 million.  The net unrealized gain was comprised of $74.7 million in unrealized gains and $3.3 million of unrealized losses.  The fair value of the AFS securities portfolio at December 31, 2011 was $999.1 million, which represented a net unrealized gain as of that date of $55.2 million.  The net unrealized gain was comprised of $58.5 million of unrealized gains and $3.3 million of unrealized losses.  The $3.3 million of unrealized losses is primarily resulting from our investment in three tranches of TRUPs and securities issued by government sponsored enterprises.  Net unrealized gains and losses on AFS securities, which is a component of shareholders’ equity on the consolidated balance sheet, can fluctuate significantly as a result of changes in interest rates.  Because management cannot predict the future direction of interest rates, the effect on shareholders’ equity in the future cannot be determined; however, this risk is monitored through the use of shock tests on the AFS securities portfolio using an array of interest rate assumptions.

The fair value of the securities carried at fair value through income was $647.8 million at December 31, 2011, which represented a $6.7 million change from the fair value at December 31, 2010 and was recorded in income during 2011.  Future changes in fair values will be recorded in income.  Because management cannot predict the future direction of interest rates, the effect on income in the future cannot be determined.  During the first quarter of 2012, management reduced the dollar amount of these securities through sales, with less than $30 million remaining at March 8, 2012 and intends to limit purchases of additional mortgage-backed securities acquired at a premium greater than 111.111%.

There were no securities transferred from AFS to HTM during 2011, 2010 and 2009.  There were no sales from the HTM portfolio during the years ended December 31, 2011, 2010 or 2009.  There were $367.1 million and $406.9 million of securities classified as HTM at December 31, 2011 and 2010, respectively.  In conjunction with correcting errors in the first three quarters of 2011 that will be restated related to securities carried at fair value through income, on October 1, 2010 we corrected $13.9 million in HTM securities which should have been originally classified as securities carried at fair value through income.

The maturities classified according to the sensitivity to changes in interest rates of the December 31, 2011 securities portfolio and the weighted yields are presented below.  Tax-exempt obligations are shown on a taxable equivalent basis.  Mortgage-backed securities are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	MATURING
	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
Available For Sale:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Investment Securities:
State and Political Subdivisions	$1,714	6.56%	$7,408	5.73%	$29,870	5.32%	$243,465	5.91%
Other Stocks and Bonds	–	–	–	–	–	–	499	–
Mortgage-backed Securities:
U.S. Government Agencies	–	–	146	4.96%	1,465	5.59%	105,441	4.14%
Government Sponsored Enterprises	25	4.02%	6,003	3.70%	37,558	2.94%	565,488	3.32%

Total	$1,739	6.52%	$13,557	4.82%	$68,893	4.03%	$914,893	4.10%

	MATURING
			After 1 But		After 5 But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Investment Securities:
State and Political Subdivisions	$–	–	$–	–	$–	–	$1,010	8.06%
Other Stocks and Bonds	–	–	–	–	486	6.78%	–	–
Mortgage-backed Securities:
U.S. Government Agencies	–	–	475	4.69%	13,830	3.80%	8,694	3.30%
Government Sponsored Enterprises	381	3.24%	29,746	4.41%	105,614	2.89%	206,891	4.06%

Total	$381	3.24%	$30,221	4.41%	$119,930	3.01%	$216,595	4.05%

At December 31, 2011, there were no holdings of any one issuer, other than the U.S. government, its agencies and its GSEs, in an amount greater than 10% of our shareholders’ equity.

DEPOSITS AND BORROWED FUNDS

Deposits provide us with our primary source of funds.  The increase of $187.2 million, or 8.8%, in total deposits during 2011 provided us with funds for the growth in loans in addition to providing funds for part of the increase in the securities portfolio.  Deposits increased during 2011 primarily due to branch expansion and increased market penetration, and to a lesser extent, an increase in public funds and an increase in brokered CDs issued.  During 2011, our public fund deposits increased $63.2 million to $601.1 million at December 31, 2011 from $537.9 million at December 31, 2010.  At December 31, 2011, brokered CDs reflected an increase of approximately $2.5 million when compared to December 31, 2010. Deposits net of brokered deposits, at December 31, 2011, increased $184.8 million, or 9.4% when compared to December 31, 2010.  Time deposits, including brokered CDs issued increased a total of $36.8 million, or 4.4%, during 2011 when compared to 2010.  Noninterest bearing demand deposits increased $82.3 million, or 19.4%, during 2011.  Interest bearing demand deposits increased $56.4 million, or 7.2%, and saving deposits increased $11.7 million, or 14.8%, during 2011.  The latter three categories, which are considered the lowest cost deposits, comprised 62.0% of total deposits at December 31, 2011 compared to 60.4% at December 31, 2010.

The following table sets forth deposits by category at December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009

Noninterest Bearing Demand Deposits	$505,594	$423,304	$394,001
Interest Bearing Demand Deposits	842,970	786,552	634,806
Savings Deposits	91,203	79,472	70,198
Time Deposits	881,904	845,100	771,416
Total Deposits	$2,321,671	$2,134,428	$1,870,421

During the year ended December 31, 2011, total time deposits of $100,000 or more increased $51.0 million, or 10.2%, to $552.9 million, from $501.9 million at December 31, 2010.

The table below sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Time Certificates Of Deposit	Other Time Deposits	Total	Time Certificates Of Deposit	Other Time Deposits	Total

Three months or less	$80,226	$28,000	$108,226	$103,070	$28,000	$131,070
Over three to six months	86,138	21,000	107,138	65,202	21,000	86,202
Over six to twelve months	197,911	7,000	204,911	178,145	7,000	185,145
Over twelve months	132,644	–	132,644	99,477	–	99,477
Total	$496,919	$56,000	$552,919	$445,894	$56,000	$501,894

At December 31, 2011, we had $163.8 million in long-term brokered CDs that represented 7.1% of our deposits.  Our brokered CDs at December 31, 2011 have maturities of less than six years and are reflected in the CDs under $100,000 category.  At December 31, 2010, we had $161.3 million in brokered CDs and at December 31, 2009, we had $131.2 million in brokered CDs.  Our current policy allows for a maximum of $180 million in brokered CDs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Short-term obligations, consisting primarily of FHLB advances and federal funds purchased and repurchase agreements, increased $169.4 million, or 86.6%, during 2011 when compared to 2010.  FHLB advances are collateralized by FHLB stock, nonspecified loans and securities.  Short-term obligations are summarized as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal funds purchased and repurchase agreements
Balance at end of period	$2,945	$3,844	$13,325
Average amount outstanding during the period (1)	3,137	6,699	19,270
Maximum amount outstanding during the period (2)	3,291	13,187	46,983
Weighted average interest rate during the period (3)	2.7%	3.1%	2.7%
Interest rate at end of period	2.6%	3.3%	2.7%

FHLB advances
Balance at end of period	$361,811	$189,094	$322,351
Average amount outstanding during the period (1)	292,242	300,428	187,467
Maximum amount outstanding during the period (2)	466,316	401,893	322,351
Weighted average interest rate during the period (3)	2.2%	2.4%	2.2%
Interest rate at end of period	1.6%	3.6%	1.5%

Other obligations
Balance at end of period	$219	$2,651	$2,760
Average amount outstanding during the period (1)	2,581	2,522	2,311
Maximum amount outstanding during the period (2)	2,963	3,135	3,962
Weighted average interest rate during the period (3)	0.7%	0.2%	–
Interest rate at end of period	8.0%	0.7%	–
(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The maximum amount outstanding at any month-end during the period.
(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Long-term obligations are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
FHLB Advances (1)
Varying maturities to 2028	$260,724	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$321,035	$433,790

(1)	At December 31, 2011, the weighted average cost of these fixed rate advances was 3.3%.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.521% through March 30, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.295% through February 22, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Long-term FHLB advances decreased $112.8 million, or 30.2%, during 2011 to $260.7 million when compared to $373.5 million in 2010.  The decrease was the result of a decrease in long-term FHLB advances purchased during 2011 combined with advances classified as long-term at December 31, 2010 rolling into the short-term FHLB advance category.  During 2011, we issued long-term brokered CDs with call options we retained to replace a portion of the reduction in FHLB advances.

The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the increase in deposits and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  We paid the FHLB fees to purchase the options associated with these advance commitments of $11.0 million. As a result, during 2011, we recorded impairment charges of $8.9 million in our income statement.  At December 31, 2011, the remaining carrying value of the FHLB advance option fees on the balance sheet was $2.0 million.

Long-term debt was $60.3 million at December 31, 2011 and 2010. Long-term debt consists of $20.6 million of our junior subordinated debentures issued in 2003 and $36.1 million issued in August 2007 in connection with the issuance of trust preferred securities by Southside Statutory Trusts III, IV and V and the assumption in October 2007 of $3.6 million of junior subordinated debentures issued by FWBS to Magnolia Trust Company I.

CAPITAL RESOURCES

Our total shareholders' equity at December 31, 2011 of $258.9 million increased 20.7%, or $44.5 million, from December 31, 2010 and represented 7.8% of total assets at December 31, 2011 compared to 7.1% at December 31, 2010.

Net income for 2011 of $39.1 million was the major contributor to the increase in shareholders' equity at December 31, 2011 along with the issuance of $1.5 million in common stock (71,925 shares) through our incentive stock option and dividend reinvestment plans and an increase of $21.0 million in accumulated other comprehensive income, which were offset by $14.7 million in cash dividends paid and the purchase of a noncontrolling interest in SFG of $2.8 million.  The increase in accumulated other comprehensive income is composed of an increase of $26.5 million, net of tax, in the unrealized gain on securities, net of reclassification adjustment (see “Note 4 – Comprehensive Income (Loss)”) and a decrease of $5.4 million, net of tax, related to the change in the unfunded status of our defined benefit plans.  Our dividend policy requires that any cash dividend payments may not exceed consolidated earnings for that year.  Shareholders should not anticipate a continuation of the cash dividend simply because of the existence of a dividend reinvestment program.  The payment of dividends will depend upon future earnings, our financial condition, and other related factors including the discretion of the board of directors.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Tier 1 Capital is defined as the sum of shareholders’ equity and qualifying subordinated debt, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments.  Total capital is defined as the sum of Tier 1 Capital, a qualifying portion of the allowance for loan losses, and qualifying subordinated debt.  Management believes, as of December 31, 2011, that we meet all capital adequacy requirements to which we are subject.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$273,787	21.07%	$103,978	8.00%	N/A	N/A
Bank Only	$262,798	20.24%	$103,879	8.00%	$129,848	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,449	19.81%	$51,989	4.00%	N/A	N/A
Bank Only	$246,460	18.98%	$51,939	4.00%	$77,909	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,449	8.44%	$122,026	4.00%	N/A	N/A
Bank Only	$246,460	8.09%	$121,893	4.00%	$152,367	5.00%

(1)        Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009

Return on Average Assets	1.25%	1.30%	1.58%
Return on Average Shareholders' Equity	16.20%	17.98%	23.69%
Dividend Payout Ratio – Basic	37.82%	35.86%	27.68%
Dividend Payout Ratio – Diluted	37.82%	35.86%	27.99%
Average Shareholders' Equity to Average Total Assets	7.69%	7.24%	6.66%

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

MANAGEMENT OF LIQUIDITY

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At December 31, 2011, these investments were 19.0% of total assets, as compared with 16.8% for December 31, 2010, and 18.9% for December 31, 2009.  The increase to 19.0% at December 31, 2011 is primarily reflective of changes in the securities portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  Each of the three are $15.0 million unsecured lines of credit that have been established with Frost Bank, Comerica Bank and TIB -The Independent Bankers Bank.  There were no federal funds purchased at December 31, 2011.  At December 31, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $664.0 million, net of FHLB stock purchases required.  Southside Bank obtained $10.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

We had outstanding unused commitments to extend credit of $116.0 million and $113.3 million at December 31, 2011 and 2010, respectively.  Each commitment has a maturity date or an annual cancellation date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2011 and 2010 were $12.7 million and $11.5 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.5 million and $5.0 million at December 31, 2011 and 2010, respectively.

The scheduled maturities of unused commitments as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Unused commitments:
Due in one year or less	$85,737	$64,984
Due after one year	30,291	48,267
Total	$116,028	$113,251

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following summarizes our contractual cash obligations and commercial commitments at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods.  Payments reflected in the table below do not include interest.

	Payments Due By Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations:
Long-term debt, including current maturities (1)	$–	$–	$–	$60,311	$60,311
FHLB advances (2)	362,954	172,260	76,537	10,784	622,535
Operating leases (3)	1,166	1,496	613	–	3,275
Deferred compensation agreements (4)	929	1,001	1,116	5,233	8,279
Time deposits (5)	543,565	120,838	170,357	47,144	881,904
Securities purchased not paid for	1,196	–	–	–	1,196
Capital lease obligations	–	–	–	–	–
Purchase obligations	–	–	–	–	–
Total contractual obligations	$909,810	$295,595	$248,623	$123,472	$1,577,500

(1)  The total balance of long-term debt was $60.3 million at December 31, 2011.  The scheduled maturities and interest rates were as follows:

•
Floating rate debt of $20.6 million with a scheduled maturity of 2033, that was indexed to three-month LIBOR plus 294 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 3.521% through March 30, 2012.

•
Floating rate debt of $3.6 million with a scheduled maturity of 2035, that was indexed to three-month LIBOR plus 180 basis points and adjusts on a quarterly basis.  The rate of interest associated with this debt is 2.295% through February 22, 2012.

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

(2)  We had fixed rate FHLB advances with maturity dates ranging from 2012 through 2028, with interest rates ranging from 0.05% to 7.6% with a total balance of $622.5 million at December 31, 2011.

(3)  We had various operating leases for our office machines that total $315,000 and expire on or before the end of 2016.  In addition, we have operating leases totaling $3.0 million on our retail branch locations and loan production offices which have future commitments of up to five years and additional options, which we control, beyond the commitment period.

(4)  We have deferred compensation agreements (the “agreements”) with 18 officers totaling $8.3 million.  Payments from the agreements are to commence at the time of retirement.  As of December 31, 2011, $200,000 in payments had been made from such agreements.  Of the 18 officers included in the agreements, two were eligible for retirement at December 31, 2011 and one retired officer is currently receiving benefits.  As a result of the retirement of an eligible officer on January 5, 2012, payments pursuant to the agreement commenced.  One officer becomes eligible in each of the years 2012 and 2014 through 2016.  The remaining 11 officers are eligible at various dates after five years.  The totals reflected under five years assume the retirement of the two eligible officers at December 31, 2011 and the retirement of the eligible officers in years 2012 through 2016.  Additional information regarding executive compensation is incorporated into “Item 11.  Executive Compensation” of this Annual Report on Form 10-K.

(5)  We had $163.8 million of callable brokered CDs at December 31, 2011 with maturity dates ranging from 2015 through 2017 and coupons ranging from 1.00% to 2.40%.

During 2011 and 2010, we entered into the option to purchase between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB we paid fees, which at December 31, 2011, the remaining fair value of the FHLB advance option fees on the balance sheet was $2.0 million. The remaining fair value of the FHLB advance option fees, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining FHLB advance option fee will be expensed in the period determination is made.

We expect to contribute $3.0 million to our defined benefit plan during 2012.  We also expect to contribute to our defined benefit plan in future years, however, those amounts are indeterminable at this time.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of December 31, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 1.60% and 3.59%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.16% and 1.95%, respectively, relative to the base case over the next 12 months.  As of December 31, 2010, the model simulations projected that 100 and 200 basis point increases in interest rates would result in negative variances on net interest income of 2.56% and 6.97%, respectively, relative to the base case over 12 months, while decreases in interest rates of 100 and 200 basis points would result in positive variances in net interest income of 6.14% and 5.98%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2011 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of that date because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

•
We did not adequately design security price verification controls.  Specifically, we did not perform adequate price verification procedures to determine that security prices obtained from the third party pricing service which are utilized to record securities at fair value were accurate.  The control deficiency resulted in certain pricing errors, including for certain securities which were purchased at a significant premium that required specific accounting in accordance with generally accepted accounting principles.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarters and year to date periods ended March 31, June 30, and September 30, 2011, revisions to the Company's consolidated financial statements for the year ended December 31, 2010 and adjustments to the consolidated financial statements for the year ended December 31, 2011.  Additionally, this control deficiency could result in future material misstatements of the available for sale or held to maturity securities and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

•
Controls designed to evaluate the impairment of FHLB advance option fees did not operate effectively.  Specifically, we failed to execute the control to assess the probability of exercise for the FHLB advance option fees.  This control deficiency resulted in accounting errors for the FHLB options.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended September 30, 2011 and adjustments to the Company's consolidated financial statements for the year ended December 31, 2011.  Additionally, this control deficiency could result in future material misstatements of other assets and impairment charges and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Since December 31, 2011, we have begun the implementation of remedial actions described below.  However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

Our management has dedicated significant resources to correct the accounting errors and to ensure that we take proper steps to improve our internal control over financial reporting in the areas of price valuation and FHLB advance option fees and remedy our material weaknesses in our internal control over financial reporting and disclosure controls and procedures.  We will continue to take action to remediate the material weaknesses in our internal control over financial reporting.  Our management is committed to implementing additional control policies and procedures, and we will continually update our audit committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented.  We believe our remediation efforts, when completed, will be sufficient to remediate the material weaknesses.

Subsequent to December 31, 2011, we enhanced our price verification controls.  We will now utilize multiple pricing services to assist with our price verification procedures.  In addition, procedures will be designed to review security prices with variances outside predetermined ranges.

We have also enhanced our controls to evaluate impairment of the FHLB advance option fees.  This includes the design of more effective controls to assess the probability of the exercise for the FHLB advance option fees, including but not limited to the review of current FHLB interest rates, forward yield curves and the results of valuation models.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2012 Annual Meeting of shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Financial Statements

The following consolidated financial statements of Southside Bancshares, Inc. and its subsidiaries are filed as part of this report.

•	Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Cash Flow for the years ended December 31, 2011, 2010 and 2009.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

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

** 10 (m)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form 8-K filed April 20, 2009, and incorporated herein by reference).

** 10 (n)	–
Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 8, 2011, and incorporated herein by reference).

** 10 (o)	–
Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed August 8, 2011, and incorporated herein by reference).

10 (p)	–
Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and FWBS (filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** 101.INS	–	XBRL Instance Document.

*** 101.SCH	–	XBRL Taxonomy Extension Schema Document.

*** 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

*** 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

*** 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

*** 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Compensation plan, benefit plan or employment contract or arrangement.

***Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHSIDE BANCSHARES, INC.

	BY: /s/	SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE: March 26, 2012

	BY: /s/	LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: March 26, 2012

	BY: /s/	JULIE N. SHAMBURGER
Julie N. Shamburger, CPA, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

DATE: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	B. G. HARTLEY
	(B. G. Hartley)	Chairman of the Board	March 26, 2012
and Director

/s/	SAM DAWSON
	(Sam Dawson)	Chief Executive Officer	March 26, 2012
and Director

/s/	ROBBIE N. EDMONSON
	(Robbie N. Edmonson)	Vice Chairman of the Board	March 26, 2012
and Director

/s/	LAWRENCE ANDERSON
	(Lawrence Anderson)	Director	March 23, 2012

/s/	HERBERT C. BUIE
	(Herbert C. Buie)	Director	March 23, 2012

/s/	ALTON CADE
	(Alton Cade)	Director	March 23, 2012

/s/	PIERRE DE WET
	(Pierre de Wet)	Director	March 23, 2012

/s/	BOB GARRETT
	(Bob Garrett)	Director	March 23, 2012

/s/	MELVIN B. LOVELADY
	(Melvin B. Lovelady)	Director	March 23, 2012

	(Joe Norton)	Director	March 23, 2012

/s/	PAUL W. POWELL
	(Paul W. Powell)	Director	March 23, 2012

	(William Sheehy)	Director	March 23, 2012

/s/	PRESTON SMITH
	(Preston Smith)	Director	March 23, 2012

/s/	DON THEDFORD
	(Don Thedford)	Director	March 23, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Southside Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in equity and cash flow present fairly, in all material respects, the financial position of Southside Bancshares, Inc. and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) security price verification controls and (2) controls to evaluate impairment of FHLB  advance option fees existed as of that date.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 26, 2012

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)	December 31, 2011	December 31, 2010

ASSETS

Cash and due from banks	$40,989	$56,188
Interest bearing deposits	2,249	22,885
Total cash and cash equivalents	43,238	79,073
Investment securities:
Available for sale, at estimated fair value	282,956	299,344
Held to maturity, at amortized cost	1,496	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	716,126	886,574
Securities carried at fair value through income	647,759	72,176
Held to maturity, at amortized cost	365,631	405,367
FHLB stock, at cost	33,869	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	3,552	6,583
Loans:
Loans	1,087,230	1,077,920
Less: allowance for loan losses	(18,540)	(20,711)
Net loans	1,068,690	1,057,209
Premises and equipment, net	50,595	50,144
Goodwill	22,034	22,034
Other intangible assets, net	522	777
Interest receivable	19,426	18,033
Deferred tax asset	–	6,603
Other assets	45,859	57,571
TOTAL ASSETS	$3,303,817	$2,999,759

LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$505,594	$423,304
Interest bearing	1,816,077	1,711,124
Total deposits	2,321,671	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	2,945	3,844
FHLB advances	361,811	189,094
Other obligations	219	2,651
Total short-term obligations	364,975	195,589
Long-term obligations:
FHLB advances	260,724	373,479
Long-term debt	60,311	60,311
Total long-term obligations	321,035	433,790
Deferred tax liability	3,458	–
Other liabilities	33,751	20,378
TOTAL LIABILITIES	3,044,890	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 18)

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 18,517,101 shares issued in 2011 and 17,660,312 shares issued in 2010)	23,146	22,075
Paid-in capital	176,791	162,877
Retained earnings	72,646	64,179
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	14,721	(6,293)
TOTAL SHAREHOLDERS' EQUITY	258,927	214,461
Noncontrolling interest	–	1,113
TOTAL EQUITY	258,927	215,574
TOTAL LIABILITIES AND EQUITY	$3,303,817	$2,999,759

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Interest income
Loans	$66,736	$69,973	$70,679
Investment securities - taxable	64	91	1,055
Investment securities - tax exempt	12,520	10,889	7,607
Mortgage-backed and related securities	51,467	50,130	65,463
FHLB stock and other investments	233	259	235
Other interest earning assets	18	32	154
Total interest income	131,038	131,374	145,193
Interest expense
Deposits	15,647	18,969	22,682
Short-term obligations	6,577	7,563	4,696
Long-term obligations	13,407	18,775	25,294
Total interest expense	35,631	45,307	52,672
Net interest income	95,407	86,067	92,521
Provision for loan losses	7,496	13,737	15,093
Net interest income after provision for loan losses	87,911	72,330	77,428
Noninterest income
Deposit services	15,943	16,819	17,629
Gain on sale of securities available for sale	11,795	25,789	33,446
Gain on sale of securities carried at fair value through income	937	–	–

Total other-than-temporary impairment losses	–	(39)	(5,730)
Portion of loss recognized in other comprehensive income (before taxes)	–	(36)	2,730
Net impairment losses recognized in earnings	–	(75)	(3,000)

Fair value gain (loss) – securities	6,693	(598)	–
FHLB advance option impairment charges	(8,923)	–	–
Gain on sale of loans	1,230	1,751	1,240
Trust income	2,610	2,368	2,456
Bank owned life insurance income	1,087	1,155	1,724
Other	3,950	3,589	3,179
Total noninterest income	35,322	50,798	56,674
Noninterest expense
Salaries and employee benefits	45,421	43,957	42,505
Occupancy expense	7,205	6,780	6,372
Equipment expense	2,055	1,899	1,718
Advertising, travel and entertainment	2,414	2,319	2,344
ATM and debit card expense	987	825	1,296
Director fees	914	950	785
Supplies	746	902	863
Professional fees	2,160	2,015	2,218
Postage	725	800	872
Telephone and communications	1,325	1,443	1,424
FDIC Insurance	1,817	2,909	3,943
Other	6,579	6,515	7,290
Total noninterest expense	72,348	71,314	71,630
Income before income tax expense	50,885	51,814	62,472
Provision (benefit) for income tax expense
Current	11,665	11,100	16,816
Deferred	(1,271)	656	(207)
Total income taxes	10,394	11,756	16,609
Net income	40,491	40,058	45,863
Less: Net income attributable to the noncontrolling interest	(1,358)	(955)	(1,467)
Net income attributable to Southside Bancshares, Inc	$39,133	$39,103	$44,396

Earnings per common share – basic	$2.38	$2.37	$2.71
Earnings per common share – diluted	$2.38	$2.37	$2.68
Dividends declared per common share	$0.90	$0.85	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY					Accu-
(in thousands, except share amounts)					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity
Balance at December 31, 2008	$19,695	$131,112	$34,021	$(23,115)	$(1,096)	$472	$161,089
Comprehensive income:
Net Income			44,396			1,467	45,863
Net unrealized gains on securities, net of tax					24,225		24,225
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(21,740)		(21,740)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax					(1,775)		(1,775)
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax					1,950		1,950
Adjustment to net periodic benefit cost, net of tax					2,665		2,665
Total comprehensive income							51,188
Issuance of common stock (277,761 shares)	347	1,953					2,300
Purchase of common stock (30,691 shares)				(430)			(430)
Tax benefit of incentive stock options		651					651
Capital distribution to noncontrolling interest shareholders						(1,471)	(1,471)
Dividends paid on common stock ($0.75 per share)			(11,078)				(11,078)
Stock dividend declared	886	12,641	(13,527)				–
Balance at December 31, 2009	20,928	146,357	53,812	(23,545)	4,229	468	202,249
Comprehensive income:
Net Income			39,103			955	40,058
Net unrealized gains on securities, net of tax					9,764		9,764
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(16,763)		(16,763)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax					23		23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax					49		49
Adjustment to net periodic benefit cost, net of tax					(3,595)		(3,595)
Total comprehensive income							29,536
Issuance of common stock (163,313 shares)	204	1,619					1,823
Purchase of common stock (261,577 shares)				(4,832)			(4,832)
Tax benefit of incentive stock options		331					331
Capital distribution to noncontrolling interest shareholders						(310)	(310)
Dividends paid on common stock ($0.85 per share)			(13,223)				(13,223)
Stock dividend declared	943	14,570	(15,513)				–
Balance at December 31, 2010	22,075	162,877	64,179	(28,377)	(6,293)	1,113	215,574
Comprehensive income:
Net Income			39,133			1,358	40,491
Net unrealized gains on securities, net of tax					34,129		34,129
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(7,667)		(7,667)
Adjustment to net periodic benefit cost, net of tax					(5,448)		(5,448)
Total comprehensive income							61,505
Issuance of common stock (71,925 shares)	90	1,391					1,481
Stock compensation expense		261					261
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Dividends paid on common stock ($0.90 per share)			(14,671)				(14,671)
Stock dividend declared	981	15,014	(15,995)				–
Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$–	$258,927

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$40,491	$40,058	$45,863
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,365	3,204	2,888
Amortization of premium	37,117	35,245	15,393
Accretion of discount and loan fees	(4,336)	(4,502)	(3,913)
Provision for loan losses	7,496	13,737	15,093
Stock compensation expense	261	–	–
Deferred tax (benefit) expense	(1,254)	673	(1,642)
Gain on sale of securities carried at fair value through income	(937)	–	–
Gain on sale of securities available for sale	(11,795)	(25,789)	(33,446)
Net other-than-temporary impairment losses	–	75	3,000
Fair value (gain) loss – securities	(6,693)	598	–
FHLB advance option impairment charges	8,923	–	–
Gain on sale of assets	(4)	(7)	–
Loss on retirement of assets	90	–	171
Impairment on other real estate owned	264	20	729
(Gain) loss on sale of other real estate owned	(298)	153	52
Net change in:
Interest receivable	(1,393)	449	(2,130)
Other assets	(2,254)	(8,289)	(12,239)
Interest payable	(888)	(879)	(1,621)
Other liabilities	2,396	1,566	(944)
Loans held for sale	3,031	(3,726)	(2,346)
Net cash provided by operating activities	73,582	52,586	24,908

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(11,875)	(258,935)	(139,228)
Maturities, calls and principal repayments	46,396	74,915	51,167
Securities available for sale:
Purchases	(629,911)	(1,399,085)	(1,484,005)
Sales	582,362	1,325,221	978,610
Maturities, calls and principal repayments	268,514	357,164	324,558
Securities carried at fair value through income:
Purchases	(868,937)	(32,689)	–
Sales	234,403	–	–
Maturities, calls and principal repayments	56,406	3,462	–
Proceeds from redemption of FHLB stock	18,236	6,818	3,698
Purchases of FHLB stock and other investments	(17,393)	(2,900)	(2,916)
Net increase in loans	(21,898)	(58,985)	(26,657)
Purchases of premises and equipment	(3,915)	(6,902)	(6,814)
Proceeds from sales of premises and equipment	13	38	–
Proceeds on bank owned life insurance	–	–	1,086
Proceeds from sales of other real estate owned	1,431	1,648	1,102
Proceeds from sales of repossessed assets	4,820	4,949	2,900
Net cash (used in) provided by investing activities	(341,348)	14,719	(296,499)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
(in thousands)

	Years Ended December 31,
	2011	2010	2009
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	150,439	190,323	94,798
Net increase in certificates of deposit	40,842	87,268	199,521
Net (decrease) increase in federal funds purchased and repurchase agreements	(899)	(9,481)	2,696
Proceeds from FHLB advances	13,270,293	8,949,688	7,961,046
Repayment of FHLB advances	(13,210,331)	(9,241,985)	(7,991,050)
Net capital distributions to noncontrolling interest in consolidated entities	(475)	(310)	(1,471)
Purchase of noncontrolling interest	(4,750)	–	–
Tax benefit of incentive stock options	2	331	651
Purchase of common stock	–	(4,832)	(430)
Proceeds from the issuance of common stock	1,481	1,823	2,300
Dividends paid	(14,671)	(13,223)	(11,078)
Net cash provided by (used in) financing activities	231,931	(40,398)	256,983

Net (decrease) increase in cash and cash equivalents	(35,835)	26,907	(14,608)
Cash and cash equivalents at beginning of year	79,073	52,166	66,774
Cash and cash equivalents at end of year	$43,238	$79,073	$52,166

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$36,519	$46,186	$54,293
Income taxes paid	$9,000	$10,650	$17,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$6,232	$6,990	$8,560
Adjustment to pension liability	$8,382	$5,531	$(4,099)
5% stock dividend	$15,995	$15,513	$13,527
Unsettled trades to purchase securities	$(1,196)	$(145)	$(2,573)
Unsettled trades to sell securities	$–	$–	$8,084
Unsettled issuances of brokered CDs	$–	$4,960	$19,842

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS	Southside Bancshares, Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The significant accounting and reporting policies of Southside Bancshares, Inc. (the "Company"), and its wholly-owned subsidiaries, Southside Delaware Financial Corporation, Southside Bank (“Southside Bank”), and our nonbank subsidiaries, are summarized below.

Organization and Basis of Presentation.  The consolidated financial statements include the accounts of Southside Bancshares, Inc., Southside Delaware Financial Corporation, Southside Bank, SFG Finance, LLC (formerly Southside Financial Group) and the nonbank subsidiaries.  On July 15, 2011, Southside Bank acquired the remaining 50% interest in SFG increasing our ownership to 100%.  The purchase price was $4.8 million and resulted in a decrease to shareholders’ equity of approximately $2.8 million and the elimination of the noncontrolling interest.  SFG is consolidated in our financial statements and this purchase will not limit or change our ability to allocate capital.  In addition, during the second quarter Southside Securities, Inc., which is a wholly-owned subsidiary of Southside Bancshares, Inc., began doing business as a broker-dealer.  Effective February 14, 2012, Southside Bank became a direct wholly-owned subsidiary of Southside Bancshares, Inc. as a result of the merger of Southside Delaware Financial Corporation with and into Southside Bancshares, Inc.

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

Cash Equivalents.  Cash equivalents, for purposes of reporting cash flow, include cash, amounts due from banks and federal funds sold that have an initial maturity of less than 90 days.  We maintain deposits with other institutions in amounts that exceed federal deposit insurance coverage.  Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that we are not exposed to any significant credit risks on cash and cash equivalents.

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

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of comprehensive income include the after tax effect of changes in the fair value of securities available for sale, changes in the funded status of defined benefit retirement plans and the noncredit portion of other-than-temporary impairment.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity and in “Note 4 – Comprehensive Income (Loss).”

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

Loans Acquired Through Transfer.  Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Other Real Estate Owned.  Other Real Estate Owned (“OREO”) includes real estate acquired in full or partial settlement of loan obligations.  OREO is initially carried at the fair value of the collateral net of estimated selling costs.  Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised fair value of the real estate to be acquired, less selling costs, by charging the allowance for loan losses.  Any subsequent reduction in fair value net of estimated selling costs is charged to noninterest expense. Costs of maintaining and operating foreclosed properties are expensed as incurred.  Expenditures to complete or improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

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

Available for Sale (“AFS”).  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as AFS.  These assets are carried at fair value.  Fair value is determined using published quotes as of the close of business.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

Securities Carried at Fair Value through Income.  Debt securities purchased at significant premiums that contain an embedded derivative where the embedded derivative is not readily identifiable and measurable and as such cannot be bifurcated, are classified as securities carried at fair value through income.  Fair value is determined using quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.  Changes in fair value are reported through the income statement as fair value gain (loss) – securities.

Unrealized gains and losses on AFS securities are excluded from earnings and reported net of tax in Accumulated Other Comprehensive Income until realized.  Declines in the fair value of securities below their cost are reflected in earnings as realized losses to the extent the impairment is deemed to be other-than-temporary credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income unless there is no ability or intent to hold to recovery.

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

Securities with limited marketability, such as stock in the Federal Home Loan Bank (“FHLB”), are carried at cost and assessed for other-than-temporary impairment.

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

We measured our goodwill for impairment at December 31, 2011.  At December 31, 2011, the fair value of the reporting unit was greater than the carrying value of the reporting unit.  As a result, we did not record any goodwill impairment for the year ended December 31, 2011 and we had no cumulative goodwill impairment.

For the year ended December 31, 2011, 2010 and 2009, amortization expense related to our core deposit intangible was $255,000, $319,000 and $383,000, respectively.

Repurchase Agreements.  We sell certain securities under agreements to repurchase.  The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.  The dollar amount of the securities underlying the agreements remains in the asset account.  We determine the type of securities to pledge.  Generally we pledge U.S. agency mortgage-backed securities.

Advertising Costs.  Advertising costs are expensed as incurred.

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

FHLB Advance Option Fees.  Option fees paid to the FHLB giving us the option to enter into long-term advance commitments at specified interest rates in the future are capitalized and reviewed for impairment.  Once the option is exercised, the FHLB advance option fee is amortized over the term of the advance as interest expense.

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

Fair Value Option.  In February 2007, the FASB issued an accounting standard that permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. The standard also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The standard permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument.

We elect the fair value option for mortgage-backed securities purchased at a significant premium.

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

Segment Information.  We have determined that our business is conducted in one reportable segment.

Accounting Pronouncements:

Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair  value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for us beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010.  See “Note 14 – Fair Value Measurement.”

ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  Early application is permitted.  Upon initial adoption of ASU 2010-18, an entity may make a one time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The provisions of ASU 2010-18 did not have a significant impact on our consolidated financial statements.

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for our consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for our consolidated financial statements on January 1, 2011.  Certain disclosures related to troubled debt restructurings were temporarily deferred by ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” and became effective on July 1, 2011 as required by ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” as further discussed below.  See “Note 7 – Loans and Allowance for Probable Loan Losses.”

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for us on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  See “Note 7 – Loans and Allowance for Probable Loan Losses.”

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 will be effective for us on January 1, 2012 and will not have a significant impact on our consolidated financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  ASU 2011-05 is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on our consolidated financial statements.

ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on our consolidated financial statements.

2.	REVISION TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The 2010 financial statements have been revised.

During the preparation of the 2011 Form 10-K, we determined that in periods prior to December 31, 2011, we incorrectly accounted for securities acquired with a significant purchase premium that included an embedded derivative. These securities were mainly acquired in 2010 and 2011. Pursuant to GAAP, we are required to bifurcate and account for the embedded derivative separately or to account for the securities including the embedded derivative at fair value through income, if the bifurcation was impractical.  We determined that valuing the embedded derivative separately was not readily identifiable and measurable and as such, cannot be bifurcated. Therefore, we determined that all securities meeting the above criteria should be reflected at fair value with the change in fair value reflected through income. We have evaluated the effects of this error and concluded that it is immaterial to any of our previously issued annual financial statements except for the quarterly financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011, which will be restated. Because correcting the error related to 2010 and prior periods would have been material to the 2011 financial statements for the three month period ended March 31, 2011, we were required to revise our 2010 financial statements.

In addition to the error related to the accounting for securities with an embedded derivative mentioned above, we determined that during the first three quarters of 2011, we incorrectly priced securities acquired with a significant premium and that we did not account for the impairment of FHLB advance option fees that became impaired during the third quarter of 2011. We evaluated the effect of these three errors and concluded that the first three quarters of 2011 should be restated.

A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of and for the year then ended December 31, 2010
	As Originally Stated	Corrections	Revised
Consolidated Balance Sheet

Mortgage-backed and related securities:
Available for sale, at estimated fair value	$946,043	$(59,469)	$886,574
Securities carried at fair value through income	–	72,176	72,176
Held to maturity, at amortized cost	417,862	(12,495)	405,367
Deferred tax asset	6,677	(74)	6,603
Total assets	2,999,621	138	2,999,759

Retained earnings	64,567	(388)	64,179
Accumulated other comprehensive income (loss)	(6,819)	526	(6,293)
Total shareholders’ equity	214,323	138	214,461
Total equity	215,436	138	215,574
Total liabilities and equity	2,999,621	138	2,999,759

Consolidated Statement of Income

Fair value gain (loss) – securities	$–	$(598)	$(598)
Total noninterest income	51,396	(598)	50,798
Income before income tax expense	52,412	(598)	51,814
Total income taxes	11,966	(210)	11,756
Net income	40,446	(388)	40,058
Net income attributable to Southside Bancshares, Inc.	39,491	(388)	39,103
Earnings per common share – basic	2.39	(0.02)	2.37
Earnings per common share – diluted	2.39	(0.02)	2.37

(continued)

(continued)

	As of and for the year then ended December 31, 2010
	As Originally Stated	Corrections	Revised

Consolidated Statement of Changes in Equity

Retained earnings:
Net income attributable to Southside Bancshares, Inc.	$39,491	$(388)	$39,103
Balance, end of period	64,567	(388)	64,179

Accumulated other comprehensive income (loss):
Net unrealized gains on available for sale securities, net of tax	9,238	526	9,764
Net change in accumulated other comprehensive income (loss)	(11,048)	526	(10,522)
Balance, end of period	(6,819)	526	(6,293)

Total shareholders’ equity	214,323	138	214,461
Total equity	215,436	138	215,574

Comprehensive income:
Net income	40,446	(388)	40,058
Net change in accumulated other comprehensive income (loss)	(11,048)	526	(10,522)
Comprehensive income	29,398	138	29,536
Comprehensive income attributable to Southside Bancshares, Inc.	28,443	138	28,581

Consolidated Statement of Cash Flow

Operating Activities:
Net income	$40,446	$(388)	$40,058
Deferred tax expense (benefit)	883	(210)	673
Fair value gain (loss) – securities	–	598	598
Net cash provided by operating activities	52,586	–	52,586

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	75,956	(1,041)	74,915
Securities available for sale:
Purchases	(1,431,774)	32,689	(1,399,085)
Maturities, calls and principal repayments	359,585	(2,421)	357,164
Securities carried at fair value through income:
Purchases	–	(32,689)	(32,689)
Maturities, calls and principal repayments	–	3,462	3,462
Net cash provided by investing activities	14,719	–	14,719

3.	EARNINGS PER SHARE

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis has been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Basic and Diluted Earnings:
Net Income – Southside Bancshares, Inc.	$39,133	$39,103	$44,396

Basic weighted-average shares outstanding:	16,448	16,522	16,398
Add: Stock options	8	28	148
Diluted weighted-average shares outstanding	16,456	16,550	16,546

Basic Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.38	$2.37	$2.71

Diluted Earnings Per Share:
Net Income – Southside Bancshares, Inc.	$2.38	$2.37	$2.68

During the second quarter of 2011, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For the year ended December 31, 2011, there were approximately 12,000 antidilutive options.  For the years ended December 31, 2010 and 2009, there were no antidilutive options.

4.	COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) as required by FASB ASC Topic 220 “Comprehensive Income,” are as follows (in thousands):

	Year Ended December 31, 2011
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$52,506	$(18,377)	$34,129
Less: reclassification adjustment for gains included in net income	11,795	(4,128)	7,667
Net unrealized gains on securities	40,711	(14,249)	26,462
Change in pension plans	(8,382)	2,934	(5,448)
Other comprehensive income	$32,329	$(11,315)	$21,014

	Year Ended December 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$15,021	$(5,257)	$9,764
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	25,789	(9,026)	16,763
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(10,657)	3,730	(6,927)
Change in pension plans	(5,531)	1,936	(3,595)
Other comprehensive loss	$(16,188)	$5,666	$(10,522)

	Year Ended December 31, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$37,269	$(13,044)	$24,225
Noncredit portion of other-than-temporary impairment losses on the AFS securities	(2,730)	955	(1,775)
Less: reclassification adjustment for gains included in net income	33,446	(11,706)	21,740
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(3,000)	1,050	(1,950)
Net unrealized gains on securities	4,093	(1,433)	2,660
Change in pension plans	4,099	(1,434)	2,665
Other comprehensive income	$8,192	$(2,867)	$5,325

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2011 and 2010, are reflected in the table below (in thousands):

	Years Ended December 31,
	2011	2010

Unrealized gains on AFS securities	$35,694	$9,232
Net unfunded liability for defined benefit plans	(20,973)	(15,525)
Total	$14,721	$(6,293)

5.	CASH AND DUE FROM BANKS

We are required to maintain cash reserve balances with the Federal Reserve Bank.  The reserve balances were $250,000 as of December 31, 2011 and 2010.

6.	SECURITIES

The amortized cost and estimated fair value of investment and mortgage-backed securities as of December 31, 2011 and 2010, are reflected in the tables below (in thousands):

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$251,281	$31,221	$–	$45	$282,457
Other Stocks and Bonds	2,925	–	2,426	–	499
Mortgage-backed Securities:
U.S. Government Agencies	99,974	7,158	–	80	107,052
Government-Sponsored Enterprises	589,687	20,127	–	740	609,074
Total	$943,867	$58,506	$2,426	$865	$999,082

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$196	$–	$–	$1,206
Other Stocks and Bonds	486	15	–	–	501
Mortgage-backed Securities:
U.S. Government Agencies	22,999	1,159	–	43	24,115
Government-Sponsored Enterprises	342,632	14,848	–	11	357,469
Total	$367,127	$16,218	$–	$54	$383,291

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	145,136	5,296	–	159	150,273
Government-Sponsored Enterprises	721,908	16,035	–	1,642	736,301
Total	$1,171,218	$25,777	$2,736	$8,341	$1,185,918

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	20,821	566	–	55	21,332
Government-Sponsored Enterprises	384,546	8,576	–	589	392,533
Total	$406,862	$9,200	$–	$644	$415,418

Year-end securities carried at fair value through income were as follows (in thousands):

	At December 31,
	2011	2010	2009
Mortgage-backed Securities:
U.S. Government Agencies	$30,413	$5,392	$–
Government-Sponsored Enterprises	617,346	66,784	–
Total	$647,759	$72,176	$–

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net gain on sales transactions	$937	$–	$–
Net mark-to-market gains (losses)	6,693	(598)	–
Net gain on securities carried at fair value through income	$7,630	$(598)	$–

The following table represents the unrealized loss on securities for the years ended December 31, 2011 and 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2011:

Available for Sale
State and Political Subdivisions	$1,668	$42	$307	$3	$1,975	$45
Other Stocks and Bonds	–	–	499	2,426	499	2,426
Mortgage-Backed Securities	148,171	754	5,322	66	153,493	820
Total	$149,839	$796	$6,128	$2,495	$155,967	$3,291

Held to Maturity
Mortgage-Backed Securities	$8,918	$54	$–	$–	$8,918	$54
Total	$8,918	$54	$–	$–	$8,918	$54

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	267,014	1,712	12,184	89	279,198	1,801
Total	$403,685	$8,213	$12,643	$2,864	$416,328	$11,077

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$–	$–	$52,676	$644
Total	$52,676	$644	$–	$–	$52,676	$644

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At December 31, 2011, we have in AFS Other Stocks and Bonds, $2.9 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at December 31, 2011 for the TRUPs is approximately $499,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at December 31, 2011 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of December 31, 2011.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.1 million at both December 31, 2011 and 2010.  The noncredit charge to other comprehensive income was estimated at $2.4 million at December 31, 2011 and $2.7 million at December 31, 2010.  Therefore, the carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at December 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at December 31, 2011 (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,075	$925	$117	C1	Ca
2	2,000	550	1,450	234	B1	C
3	2,000	1,450	550	148	B2	C
	$6,000	$3,075	$2,925	$499

The following table presents the impairment activity related to credit loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Year Ended December 31, 2011
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	–	–	–
Balance, end of the period	$3,075	$2,694	$5,769

	Year Ended December 31, 2010
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,000	$2,730	$5,730
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	75	(36)	39
Balance, end of the period	$3,075	$2,694	$5,769

Interest income recognized on securities for the years presented:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

U.S. Treasury	$2	$8	$40
U.S. Government Agencies	–	–	678
State and Political Subdivisions	12,548	10,926	7,797
Other Stocks and Bonds	34	46	147
Mortgage-backed Securities	51,467	50,130	65,463

Total interest income on securities	$64,051	$61,110	$74,125

There were no securities transferred from AFS to HTM during 2011 and 2010.  There were no sales from the HTM portfolio during the years ended December 31, 2011, 2010 or 2009.  There were $367.1 million and $406.9 million of securities classified as HTM at December 31, 2011 and 2010, respectively.  In conjunction with correcting errors in the first three quarters of 2011 that will be restated related to securities carried at fair value through income, on October 1, 2010 we corrected $13.9 million in HTM securities which should have been originally classified as securities carried at fair value through income.

Of the $11.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2011, there were $11.9 million in realized gains and approximately $121,000 in realized losses.  Of the $25.8 million in net securities gains from the AFS portfolio for the year ended December 31, 2010, there were $28.3 million in realized gains and $2.5 million in realized losses.  Of the $33.4 million in net securities gains from the AFS portfolio for the year ended December 31, 2009, there were $33.5 million in realized gains and $0.1 million in realized losses.

The amortized cost and fair value of securities at December 31, 2011, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	December 31, 2011
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)

Investment Securities
Due in one year or less	$1,705	$1,714
Due after one year through five years	7,173	7,408
Due after five years through ten years	27,561	29,870
Due after ten years	217,767	243,964
	254,206	282,956
Mortgage-backed securities	689,661	716,126
Total	$943,867	$999,082

	December 31, 2011
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	486	501
Due after ten years	1,010	1,206
	1,496	1,707
Mortgage-backed securities	365,631	381,584
Total	$367,127	$383,291

Investment and mortgage-backed securities with book values of $1.04 billion and $977.4 million were pledged as of December 31, 2011 and 2010, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

7.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows:

	December 31,	December 31,
	2011	2010
	(in thousands)
Real Estate Loans:
Construction	$111,361	$115,094
1-4 family residential	247,479	219,031
Other	206,519	200,723
Commercial loans	143,552	148,761
Municipal loans	207,261	196,594
Loans to individuals	171,058	197,717
Total loans	1,087,230	1,077,920
Less: Allowance for loan losses	18,540	20,711
Net loans	$1,068,690	$1,057,209

Loans to Affiliated Parties

In the normal course of business, we make loans to certain of our own executive officers and directors and their related interests.  As of December 31, 2011 and 2010, these loans totaled $4.1 million and $4.7 million, respectively.  These loans represented 1.6% and 2.2% of shareholders' equity as of December 31, 2011 and 2010, respectively.  Such loans are made in the normal course of business at normal credit terms, including interest rate and collateral requirements and do not represent more than normal credit risks contained in the rest of the loan portfolio for loans of similar types.

Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we have found that longer periods will not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are reviewed by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan along with the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

Consumer loans at SFG are reserved for based on general estimates of loss at the time of purchase for current loans.  SFG loans experiencing past due status or extension of maturity characteristics are reserved at significantly higher levels based on the circumstances associated with each specific loan.  In general, the reserves for SFG are calculated based on the past due status of the loan.  For reserve purposes, the portfolio has been segregated by past due status and by the remaining term variance from the original contract.  During repayment, loans that pay late will take longer to pay out than the original contract.  Additionally, some loans may be granted extensions for extenuating payment circumstances.  The remaining term extensions increase the risk of collateral deterioration and, accordingly, reserves are increased to recognize this risk.

For loans originated after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, beginning with the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

Credit Quality Indicators

We categorize loans into risk categories on an ongoing basis, based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We use the following definitions for risk ratings:

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

•
Satisfactory (Rating 5) – Special Treatment Required – (Pass Watch) – These loans require some degree of special treatment, but not due to credit quality.  This category does not include loans specially mentioned or adversely classified by the Loan Review Officer or regulatory authorities; however, particular attention must be accorded such credits due to characteristics such as:

•	A lack of, or abnormally extended payment program;
•	A heavy degree of concentration of collateral without sufficient margin;
•	A vulnerability to competition through lesser or extensive financial leverage; and
•	A dependence on a single, or few customers, or sources of supply and materials without suitable substitutes or alternatives.

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

•
Doubtful (Rating 8) – Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation, in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•
Loss (Rating 9) – Loans classified as Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Loans not meeting risk ratings five through nine are reserved for as a group of similar type pass rated credits and included in the general portion of the allowance for loan losses.

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and
•	Changes in the level of concentrations of credit.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Year Ended December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	20	546	(307)	(64)	12	6,570	719	7,496
Loans charged off	(46)	(675)	(271)	(1,254)	–	(10,231)	–	(12,477)
Recoveries of loans charged off	61	98	275	449	–	1,927	–	2,810
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

	Year Ended December 31, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896
Provision (reversal) for loan losses	213	803	756	2,311	207	10,270	(823)	13,737
Loans charged off	(873)	(288)	(577)	(2,603)	–	(12,072)	–	(16,413)
Recoveries of loans charged off	165	13	–	854	–	2,459	–	3,491
Balance at end of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711

	Year Ended December 31, 2009
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,757	$1,567	$2,701	$2,496	$341	$6,206	$44	$16,112
Provision (reversal) for loan losses	1,253	155	796	2,621	59	8,977	1,232	15,093
Loans charged off	(932)	(267)	(322)	(2,037)	–	(9,589)	–	(13,147)
Recoveries of loans charged off	2	5	–	104	–	1,727	–	1,838
Balance at end of period	$3,080	$1,460	$3,175	$3,184	$400	$7,321	$1,276	$19,896

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion as of December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$888	$788	$511	$1,108	$110	$347	$–	$3,752
Ending balance – collectively evaluated for impairment	1,732	1,169	2,540	1,769	509	5,897	1,172	14,788
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

	Year Ended December 31, 2010
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$1,214	$832	$914	$1,986	$125	$442	$–	$5,513
Ending balance – collectively evaluated for impairment	1,371	1,156	2,440	1,760	482	7,536	453	15,198
Balance at end of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$30	$5	$7
Provision (reversal) for losses on unfunded loan commitments	(4)	25	(2)
Balance at end of period	$26	$30	$5

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
December 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Individuals	Total

Loans individually evaluated for impairment	$6,274	$12,453	$9,394	$5,986	$651	$1,320	$36,078
Loans collectively evaluated for impairment	105,087	235,026	197,125	137,566	206,610	169,738	1,051,152
Total ending loans balance	$111,361	$247,479	$206,519	$143,552	$207,261	$171,058	$1,087,230

	Real Estate
December 31, 2010	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$10,355	$8,331	$10,688	$12,144	$738	$1,625	$43,881
Loans collectively evaluated for impairment	104,739	210,700	190,035	136,617	195,856	196,092	1,034,039
Total ending loans balance	$115,094	$219,031	$200,723	$148,761	$196,594	$197,717	$1,077,920

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

December 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$105,087	$785	$20	$5,285	$184	$–	$111,361
1-4 Family residential	235,026	1,763	5,299	4,345	1,046	–	247,479
Other	197,126	2,911	2,877	3,475	130	–	206,519
Commercial loans	137,565	908	242	4,772	55	10	143,552
Municipal loans	206,610	231	–	420	–	–	207,261
Loans to individuals	169,738	81	–	976	236	27	171,058
Total	$1,051,152	$6,679	$8,438	$19,273	$1,651	$37	$1,087,230
December 31, 2010	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$104,739	$761	$1,420	$8,174	$–	$–	$115,094
1-4 Family residential	210,699	812	1,379	5,332	809	–	219,031
Other	190,036	102	4,784	5,418	298	85	200,723
Commercial loans	136,617	2,273	1,224	8,403	199	45	148,761
Municipal loans	195,856	258	–	480	–	–	196,594
Loans to individuals	182,174	8,766	27	4,564	2,175	11	197,717
Total	$1,020,121	$12,972	$8,834	$32,371	$3,481	$141	$1,077,920

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At December 31, 2011	At December 31, 2010

Nonaccrual loans	$10,299	$14,524
Accruing loans past due more than 90 days	5	7
Restructured loans	2,109	2,320
Other real estate owned	453	220
Repossessed assets	322	638
Total Nonperforming Assets	$13,188	$17,709

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	December 31, 2011		December 31, 2010
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$3,894	$–	$4,730	$–
1-4 Family residential	2,362	–	2,353	–
Other	781	–	1,428	–
Commercial loans	1,353	–	1,799	–
Loans to individuals	1,909	5	4,214	7
Total	$10,299	$5	$14,524	$7

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$185	$146	$3,894	$4,225	$107,136	$111,361
1-4 Family residential	4,289	1,051	2,362	7,702	239,777	247,479
Other	1,129	296	781	2,206	204,313	206,519
Commercial loans	1,353	129	1,353	2,835	140,717	143,552
Municipal loans	–	–	–	–	207,261	207,261
Loans to individuals	4,614	960	1,914	7,488	163,570	171,058
Total	$11,570	$2,582	$10,304	$24,456	$1,062,774	$1,087,230

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$515	$655	$4,730	$5,900	$109,194	$115,094
1-4 Family residential	3,437	641	2,353	6,431	212,600	219,031
Other	350	399	1,428	2,177	198,546	200,723
Commercial loans	500	227	1,799	2,526	146,235	148,761
Municipal loans	–	–	–	–	196,594	196,594
Loans to individuals	6,477	1,306	4,221	12,004	185,713	197,717
Total	$11,279	$3,228	$14,531	$29,038	$1,048,882	$1,077,920

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	December 31,	December 31,
	2011	2010
Loans with no allocated allowance for loan losses	$4	$69
Loans with allocated allowance for loan losses	12,366	16,699
Total	$12,370	$16,768

Amount of the allowance for loan losses allocated	$2,639	$3,864

At any time a potential loss is recognized in the collection of principal, proper reserves should be allocated.  Loans are charged off when deemed uncollectible.  Loans are charged down as soon as collection by liquidation is evident to the liquidation value of the collateral net of liquidation costs, if any, and placed in nonaccrual status.

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented (in thousands):

	December 31, 2011		December 31, 2010
	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$18	$292	$4	$356
1-4 Family residential	112	153	49	139
Other	50	130	16	117
Commercial loans	2	65	8	48
Loans to individuals	761	1,191	980	1,547
Total	$943	$1,831	$1,057	$2,207

The amount of interest recognized on loans that were nonaccruing or restructured during the year was $1.2 million for the year ended December 31, 2009.  If these loans had been accruing interest at their original contracted rates, related income would have been $1.7 million for the year ended December 31, 2009.

The following table sets forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,909	$–	$3,895	$3,895	$597	$4,054
1-4 Family residential	2,449	–	2,362	2,362	320	2,362
Other	1,930	–	1,508	1,508	380	1,744
Commercial loans	1,570	–	1,493	1,493	485	1,748
Loans to individuals	3,389	4	3,108	3,112	857	4,508
Total	$14,247	$4	$12,366	$12,370	$2,639	$14,416

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 Family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial loans	1,826	–	1,799	1,799	719	1,950
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Effective July 1, 2011, we adopted the provisions of Accounting Standards Update No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  We reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

The following table sets forth troubled debt restructurings for the period presented (in thousands):

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	2	$93	$87
1-4 Family residential	4	325	320
Other	1	732	728
Commercial loans	2	141	141
Loans to individuals	12	111	89
Total		$1,402	$1,365

The loans identified as troubled debt restructurings were previously reported as impaired loans prior to restructuring.  The loan modifications related to extending the amortization periods were $963,000, lowering interest rates were $358,000 and principal forgiveness of the loans were $37,000.  In addition, loan modifications extending the amortization period, lowering interest rates and principal forgiveness were $7,000.  Of the loans restructured during the year ended December 31, 2011, $473,000 were on nonaccrual status as of December 31, 2011.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses.  For the year ended December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

8.	PREMISES AND EQUIPMENT

	December 31,	December 31,
	2011	2010
	(in thousands)

Premises	$61,221	$59,569
Furniture and equipment	24,874	22,949
	86,095	82,518
Less: accumulated depreciation	35,500	32,374
Total	$50,595	$50,144

During the year ended December 31, 2011, assets with accumulated depreciation of $239,000 were written off.

Depreciation expense was $3.4 million, $3.2 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9.	OTHER REAL ESTATE OWNED

For the years ended December 31, 2011 and 2010, the total of OREO was $453,000 and $220,000, respectively.  OREO is reflected in other assets in our consolidated balance sheet.

For the year ended December 31, 2011, the gain on sale of OREO was $34,000.  For the years ended December 31, 2010 and 2009, losses on impairment or sale of OREO were $173,000 and $781,000, respectively.

For the years ended December 31, 2011, 2010 and 2009, OREO operating expense exceeded income by $29,000, $157,000 and $141,000, respectively.

10.	DEPOSITS

Year-end deposits were as follows (in thousands):
	December 31, 2011	December 31, 2010
Noninterest bearing demand deposits:
Commercial and individual	$493,744	$410,487
Public funds	11,850	12,817
Total noninterest bearing demand deposits	505,594	423,304

Interest bearing deposits:
Private accounts:
Savings deposits	91,196	79,466
Money market demand deposits	129,709	118,794
Platinum money market deposits	270,635	247,192
Premier business checking	4,425	–
NOW demand deposits	174,487	181,850
Certificates and other time deposits of $100,000 or more	228,117	215,799
Certificates and other time deposits under $100,000	328,250	342,950
Total private accounts	1,226,819	1,186,051

Public accounts:
Savings deposits	7	7
Money market demand deposits	381	98
Platinum money market deposits	180,475	187,227
Premier business checking	47	–
NOW demand deposits	82,811	51,390
Certificates and other time deposits of $100,000 or more	324,802	286,095
Certificates and other time deposits under $100,000	735	256
Total public accounts	589,258	525,073

Total interest bearing deposits	1,816,077	1,711,124

Total deposits	$2,321,671	$2,134,428

For the years ended December 31, 2011, 2010 and 2009, interest expense on time deposits of $100,000 or more was $5.5 million, $5.4 million and $8.3 million, respectively.

At December 31, 2011, the scheduled maturities of certificates and other time deposits, including public funds, are as follows (in thousands):

2012	$543,565
2013	90,863
2014	29,975
2015	69,915
2016 and thereafter	147,586
$881,904

At December 31, 2011, we had $163.8 million in long-term brokered certificates of deposit (“CDs”) that represented 7.1% of our deposits.  These brokered CDs mature within six years and are reflected in the CDs under $100,000 category.  At December 31, 2010, we had $161.3 million in brokered CDs.  We utilized long-term brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  Our current policy allows for a maximum of $180 million in brokered CDs.

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $1.1 million and $1.3 million at December 31, 2011 and 2010, respectively.

11.	SHORT-TERM BORROWINGS

Information related to short-term borrowings is provided in the table below:

	Years Ended December 31,
	2011	2010
	(dollars in thousands)
Federal funds purchased and repurchase agreements
Balance at end of period	$2,945	$3,844
Average amount outstanding during the period (1)	3,137	6,699
Maximum amount outstanding during the period (2)	3,291	13,187
Weighted average interest rate during the period (3)	2.7%	3.1%
Interest rate at end of period	2.6%	3.3%

FHLB advances
Balance at end of period	$361,811	$189,094
Average amount outstanding during the period (1)	292,242	300,428
Maximum amount outstanding during the period (2)	466,316	401,893
Weighted average interest rate during the period (3)	2.2%	2.4%
Interest rate at end of period	1.6%	3.6%

Other obligations
Balance at end of period	$219	$2,651
Average amount outstanding during the period (1)	2,581	2,522
Maximum amount outstanding during the period (2)	2,963	3,135
Weighted average interest rate during the period (3)	0.7%	0.2%
Interest rate at end of period	8.0%	0.7%

(1)	The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the period.
(2)	The maximum amount outstanding at any month-end during the period.
(3)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.

Southside Bank has three lines of credit for the purchase of federal funds.  Each of the three are $15.0 million unsecured lines of credit that have been established with Frost Bank, Comerica Bank and TIB – The Independent Bankers Bank.  At December 31, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $664.0 million, net of FHLB stock purchases required.  There were no federal funds purchased at December 31, 2011 or 2010.  Southside Bank obtained $10.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

Securities sold under agreements to repurchase are secured by borrowings and are stated at the amount of cash received in connection with the transaction.  Securities sold under agreements to repurchase totaled $1.7 million in demand deposits and $1.2 million in CDs at December 31, 2011.  These agreements have maturities less than one year.  There were $1.8 million in demand deposits and $2.0 million in CDs sold under agreements to repurchase at December 31, 2010.

12.	LONG-TERM OBLIGATIONS

	Years Ended December 31,
	2011	2010
	(dollars in thousands)
FHLB advances
Balance at end of period	$260,724	$373,479
Weighted average interest rate during the period (1)	3.5%	3.6%
Interest rate at end of period	3.3%	3.6%

Long-term debt (2)
Balance at end of period	$60,311	$60,311
Weighted average interest rate during the period (1)	5.4%	5.4%
Interest rate at end of period	5.4%	5.3%

Maturities of fixed rate long-term obligations based on scheduled repayments at December 31, 2011 are as follows (in thousands):

	Under 1 Year	Due 1-5 Years	Due 6-10 Years	Over 10 Years	Total

FHLB advances	$1,143	$248,797	$6,746	$4,038	$260,724
Long-term debt	–	–	–	60,311	60,311
Total long-term obligations	$1,143	$248,797	$6,746	$64,349	$321,035

FHLB advances represent borrowings with fixed interest rates ranging from 1.2% to 7.6% and with maturities of one to seventeen years.  FHLB advances are collateralized by FHLB stock, nonspecified real estate loans and mortgage-backed securities.

	Years Ended December 31,
	2011	2010
	(in thousands)
Long-term Debt
Southside Statutory Trust III Due 2033 (3)	$20,619	$20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	$60,311	$60,311

(1)	The weighted average interest rate during the period was computed by dividing the actual interest expense by the average balance outstanding during the period.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.521% through March 30, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.295% through February 22, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

The long-term debt was $60.3 million at December 31, 2011 and 2010.  During the third quarter ended September 30, 2007, we issued $36.1 million of junior subordinated debentures in connection with the issuance of trust preferred securities by our subsidiaries Southside Statutory Trusts IV and V.  The $36.1 million in debentures were issued to fund the purchase of FWBS.  In addition, as a result of the acquisition of FWBS, we assumed $3.6 million of junior subordinated debentures issued to Magnolia Trust Company I.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased. As a result, during the third and fourth quarter of 2011, we recorded impairment charges of $8.9 million in our income statement.  At December 31, 2011, we had $2.0 million in fair value of the FHLB advance option fees on our balance sheet.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  We paid the FHLB a fee to purchase the option associated with these advance commitments of $11.0 million.  Should we determine the advance commitments will not be exercised, or they are further impaired, the remaining fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment 2011	Fair Value Option Fee

$25,000	09/20/12	36 months	1.325%	$1,105	$884	$221
25,000	09/20/12	48 months	1.674%	1,410	1,157	253
20,000	10/09/12	36 months	1.153%	789	532	257
20,000	10/09/12	48 months	1.466%	1,042	732	310
20,000	10/09/12	60 months	1.807%	1,216	867	349
20,000	05/17/12	48 months	1.710%	917	844	73
20,000	05/17/12	60 months	2.085%	1,102	1,035	67
20,000	03/18/13	60 months	2.510%	1,528	1,305	223
15,000	03/18/13	36 months	1.622%	828	698	130
15,000	03/18/13	48 months	2.086%	1,017	869	148
$200,000				$10,954	$8,923	$2,031

13.	EMPLOYEE BENEFITS

Southside Bank has a deferred compensation agreement with 18 of its executive officers, which generally provides for payment of an aggregate amount of $8.3 million over a maximum period of 15 years after retirement or death.  Deferred compensation expense was $361,000, $256,000 and $257,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  For the years ended December 31, 2011 and 2010, the deferred compensation plan liability totaled $4.3 million and $3.9 million, respectively.

We provide accident and health insurance for substantially all employees through a self-funded insurance program.  Our healthcare plan was amended December 2006 to eliminate retiree health insurance for all current employees effective December 31, 2006.  Effective July 31, 2007, the healthcare plan no longer provides health insurance coverage for any current retirees.  The cost of health care benefits was $3.5 million, $3.7 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In order to be eligible for health insurance coverage as a retiree, the retiree must have 50 years of service with the Company.  In addition, the eligible retiree must have Medicare coverage, including part A, part B and part D.  Premiums paid will be billed at the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) rates.  There were no retirees participating in the health insurance plan as of December 31, 2011 and 2010.

We have an Employee Stock Ownership Plan (the “ESOP”) which covers substantially all employees.  Contributions to the ESOP are at the sole discretion of the board of directors.  There was $250,000 contributed to the ESOP for each of the years ended December 31, 2011, 2010 and 2009.   At December 31, 2011 and 2010, 328,838 and 336,459 shares of common stock were owned by the ESOP, respectively.  The number of shares has been adjusted as a result of stock splits and stock dividends.  These shares are treated as externally held shares for dividend and earnings per share calculations.

We have an officer’s long-term disability income policy which provides coverage in the event they become disabled as defined under its terms.  Individuals are automatically covered under the policy if they (a) have been elected as an officer, (b) have been an employee of Southside Bank for three years and (c) receive earnings of $50,000 or more on an annual basis.  The policy provides, among other things, that should a covered individual become totally disabled he would receive two-thirds of his current salary, not to exceed $15,000 per month.  The benefits paid out of the policy are limited by the benefits paid to the individual under the terms of our other Company-sponsored benefit plans.

We entered into split dollar agreements with eight of our executive officers.  The agreements provide we will be the beneficiary of bank owned life insurance (“BOLI”) insuring the executives’ lives.  The agreements provide the executives the right to designate the beneficiaries of the death benefits guaranteed in each agreement.  The agreements originally provided for death benefits of an initial aggregate amount of $4.5 million.  The individual amounts are increased annually on the anniversary date of the agreement by inflation adjustment factors ranging from 3% to 5%.  As of December 31, 2011, the expected death benefits total $5.9 million.  The agreements also state that before and after the executive’s retirement dates, we shall also pay an annual gross-up bonus to the executive in an amount sufficient to enable the executive to pay federal income tax on both the economic benefit and on the gross-up bonus.  The expense required to record the post retirement liability associated with the split dollar post retirement bonuses was $10,000, $41,000 and $70,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  For the years ended December 31, 2011 and 2010, the split dollar liability totaled $1.4 million and 1.3 million, respectively.

We have a defined benefit pension plan (“the Plan”) pursuant to which participants are entitled to benefits based on final average monthly compensation and years of credited service determined in accordance with plan provisions.

Entrance into the Plan by new employees was frozen effective December 31, 2005.  Employees hired after December 31, 2005 are not eligible to participate in the plan.  All participants in the Plan are fully vested.  Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement.  Eligible participants may retire at reduced benefit levels after reaching age 55.  We contribute amounts to the pension fund sufficient to satisfy funding requirements of the Employee Retirement Income Security Act.

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

In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for the defined benefit pension plan and restoration plans.  In developing the cash flow matching analysis, we had our actuaries construct a portfolio of high quality noncallable bonds to match as closely as possible the timing of future benefit payments of the plans at December 31, 2011.  We utilized a bond selection-settlement approach based on Towers Watson’s Bond:Link.  Bond:Link selects a portfolio of bonds from a universe of high quality corporate bonds rated Aa by at least half of the rating agencies available.    Based on the results of this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and anticipated future management actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation of the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At December 31, 2011, the weighted-average actuarial assumptions used to determine the benefit obligation of the Plan were:  a discount rate of 4.84%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.5%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Plan assets included 183,966 shares of our stock at December 31, 2011 and 2010.  Our stock included in Plan assets was purchased at fair value.  The number of shares has been adjusted as a result of stock splits and stock dividends.  During 2011, our underfunded status increased to $7.8 million at December 31, 2011 from an underfunded status of $19,000 at December 31, 2010, primarily as a result of the decrease in the discount rate to 4.84% at December 31, 2011 from 5.63% at December 31, 2010.

We have a nonfunded supplemental retirement plan (the “Restoration Plan”) for our employees whose benefits under the principal retirement plan are reduced because of compensation deferral elections or limitations under federal tax laws.

We use a measurement date of December 31 for our plans.

	2011		2010		2009
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan
	(in thousands)
Change in Projected Benefit Obligation:

Benefit obligation at end of prior year	$53,471	$7,174	$45,290	$4,789	$42,781	$3,989
Service cost	1,536	174	1,363	154	1,277	108
Interest cost	2,980	395	2,832	384	2,570	271
Actuarial loss	7,741	646	5,538	1,927	150	501
Benefits paid	(1,554)	(80)	(1,469)	(80)	(1,386)	(80)
Expenses paid	(112)	–	(83)	–	(102)	–
Benefit obligation at end of year	64,062	8,309	53,471	7,174	45,290	4,789

Change in Plan Assets:

Fair value of plan assets at end of prior year	53,452	–	47,669	–	36,894	–
Actual return	2,466	–	4,335	–	6,263	–
Employer contributions	2,000	80	3,000	80	6,000	80
Benefits paid	(1,554)	(80)	(1,469)	(80)	(1,386)	(80)
Expenses paid	(112)	–	(83)	–	(102)	–
Fair value of plan assets at end of year	56,252	–	53,452	–	47,669	–
Funded status at end of year	(7,810)	(8,309)	(19)	(7,174)	2,379	(4,789)
Accrued benefit (liability) recognized	$(7,810)	$(8,309)	$(19)	$(7,174)	$2,379	$(4,789)

Accumulated benefit obligation at end of year	$51,071	$6,088	$42,043	$4,586	$35,954	$3,202

Amounts related to our defined benefit pension and restoration plans recognized as a component of other comprehensive income (loss) were as follows (in thousands):

	2011		2010		2009
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Recognition of net loss	$1,163	$303	$1,006	$290	$1,200	$209
Recognition of prior service credit	(42)	(2)	(42)	(2)	(42)	(2)
Net gain (loss) occurring during the year	(9,158)	(646)	(4,856)	(1,927)	3,235	(501)
	(8,037)	(345)	(3,892)	(1,639)	4,393	(294)
Deferred tax benefit	2,813	121	1,362	574	(1,537)	103
Other comprehensive income (loss), net of tax	$(5,224)	$(224)	$(2,530)	$(1,065)	$2,856	$(191)

Net amounts recognized in net periodic benefit cost and other comprehensive loss as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Net loss	$1,163	$303	$1,006	$290
Prior service credit	(42)	(2)	(42)	(2)
	1,121	301	964	288
Deferred tax benefit	(392)	(105)	(337)	(101)
Accumulated other comprehensive loss, net of tax	$729	$196	$627	$187

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2011 and 2010 were as follows (in thousands):

	2011		2010
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Net loss	$(28,738)	$(3,954)	$(20,743)	$(3,611)
Prior service credit	422	3	464	5
	(28,316)	(3,951)	(20,279)	(3,606)
Deferred tax benefit	9,911	1,383	7,098	1,262
Accumulated other comprehensive loss, net of tax	$(18,405)	$(2,568)	$(13,181)	$(2,344)

At December 31, 2011 and 2010, the assumptions used to determine the benefit obligation were as follows:

	2011		2010
	Defined Benefit Pension Plan	Restoration Plan	Defined Benefit Pension Plan	Restoration Plan

Discount rate	4.84%	4.84%	5.63%	5.63%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%

Net periodic pension cost and postretirement benefit cost for the years ended December 31, 2011, 2010 and 2009 included the following components (in thousands):

	2011	2010	2009
Defined Benefit Pension Plan
Service cost	$1,536	$1,363	$1,277
Interest cost	2,980	2,832	2,570
Expected return on assets	(3,883)	(3,652)	(2,878)
Net loss amortization	1,163	1,006	1,200
Prior service credit amortization	(42)	(42)	(42)
Net periodic benefit cost	$1,754	$1,507	$2,127

Restoration Plan
Service cost	$174	$154	$108
Interest cost	395	384	271
Net loss amortization	303	290	209
Prior service credit amortization	(2)	(2)	(2)
Net periodic benefit cost	$870	$826	$586

For the years ended December 31, 2011, 2010, and 2009, the assumptions used to determine net periodic pension cost and postretirement benefit cost were as follows:

	2011	2010	2009
Defined Benefit Restoration Plan
Discount rate	5.63%	6.10%	6.10%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%
Compensation increase rate	4.50%	4.50%	4.50%

Restoration Plan
Discount rate	5.63%	6.10%	6.10%
Compensation increase rate	4.50%	4.50%	4.50%

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan

Net loss	$1,660	$338
Prior service credit	(42)	(1)
	1,618	337
Deferred tax benefit	(566)	(118)
Accumulated other comprehensive loss, net of tax	$1,052	$219

The major categories of assets in our Plan as of year-end are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 “Fair Value Measurements and Disclosures,” utilized to measure fair value (see “Note 14 – Fair Value Measurement”).  Our Restoration Plan is unfunded.

	2011	2010
	(in thousands)
Level 1:
Cash	$2,149	$3,335
Equity Securities:
U.S. large cap (1)	30,093	25,204
U.S. mid cap (1)	1,914	2,959
U.S. small cap (2)	3,985	4,194
International developed (3)	387	456
International emerging (4)	329	415

Level 2:
Cash equivalents	6,474	4,479
Fixed Income Securities:
Corporate bonds (5)	943	1,493
U.S. government agencies (5)	6,252	8,530
Municipal bonds (5)	2,189	451
U.S. agency mortgage-backed securities (6)	1,537	1,936

Total fair value of plan assets	$56,252	$53,452

(1)	This category is comprised of individual securities that are actively managed.
(2)	This category is also comprised solely of Southside Bancshares stock that is owned in the Plan.
(3)	This category is comprised of a broadly ‘passive’ mutual fund.
(4)	This category is comprised of a broadly diversified ‘passive’ mutual fund.
(5)	This category is comprised of individual investment grade securities that are generally held to maturity.
(6)	This category is comprised of individual securities that are generally not held to maturity.

We did not have any plan assets with Level 3 input fair value measurements at December 31, 2011 or 2010.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

Our overall investment strategy is to realize long-term growth of the plan within acceptable risk parameters, while funding benefit payments from dividend and interest income, to the extent possible.  The target allocations for plan assets are 65% equities, 33% fixed income and 2% cash equivalents.  Equity securities are diversified among U.S. and international (both developed and emerging), large, mid and small caps, and value and growth securities.  The investment objective of equity funds is long-term capital appreciation with current income.  Fixed income securities include U.S. Treasuries, agencies, CDs, corporate bonds, and mortgage-backed securities. The investment objective of fixed income funds is to maximize investment return while preserving investment principal.  Mutual funds, primarily because of the superior diversification they provide, are used to provide specific international developed and emerging market exposure.

As of December 31, 2011, expected future benefit payments related to our defined benefit pension plan and restoration plan were as follows (in thousands):

	Defined Benefit Pension Plan	Restoration Plan
2012	$1,921	$281
2013	2,115	287
2014	2,323	308
2015	2,595	339
2016	2,784	358
2017 through 2021	17,972	3,215
	$29,710	$4,788

We expect to contribute $3.0 million to our defined benefit pension plan and $80,000 to our postretirement benefit plan in 2012.

401(k) Plan

We have a 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all employees, who have completed one year of service and are age 21 or older.  A participant may elect to defer a percentage of their compensation subject to certain limits based on federal tax laws.  For the years ended December 31, 2011, 2010 and 2009, expense attributable to the 401(k) Plan amounted to $194,000, $119,000 and $100,000, respectively.

Share-based Incentive Plans

2009 Incentive Plan (the “2009 Incentive Plan”)

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,157,625 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  On June 9, 2011, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.

As of December 31, 2011, there were 204,202 nonvested awards outstanding.  For the year ended December 31, 2011, there was $261,000 share-based compensation expense related to the 2009 Incentive Plan.  For the year ended December 31, 2011, there was $91,000 of income tax benefit related to the stock compensation expense.  As of December 31, 2010 and 2009, there were no awards granted or nonvested.  There was no share-based compensation expense or income tax benefit for the years ended December 31, 2010 or 2009.

As of December 31, 2011, there was $1.4 million of unrecognized compensation cost related to the 2009 Incentive Plan for the nonvested awards granted in June 2011.  The cost is expected to be recognized over a weighted-average period of 2.98 years.  There was no unrecognized compensation expense related to the 2009 Incentive Plan as of December 31, 2010 or 2009.

The fair value of each NQSO granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2011:  dividend yield of 3.54%; risk-free interest rate of 2.30%; expected life of 6.5 and 7.0 years for the three-year and four-year vesting schedule, respectively; and expected volatility of 42.07% and 41.50% for the three-year and four-year vesting schedule, respectively.  There were no awards granted during 2010 or 2009.

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

1993 Incentive Stock Option Plan (“the ISO Plan”)

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  Under the ISO Plan, we were authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  The ISO Plan expired March 31, 2003.  Before the ISO Plan expired, awards were granted to selected employees and directors.

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

As of December 31, 2011 and 2010, there were no nonvested shares for the ISO Plan.  For the years ended December 31, 2011, 2010 and 2009, there was no stock-based compensation expense related to the ISO Plan.

As of December 31, 2011, 2010 and 2009, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

The ISO Plan provided that the exercise price of any stock option not be less than the fair value of the common stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During 2011, 838 shares issued in connection with stock compensation awards were issued from available authorized shares.  During 2010 and 2009, 102,706 and 254,207 shares, respectively, issued in connection with stock compensation awards were issued from available authorized shares.

A combined summary of activity in our share-based plans as of December 31, 2011 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted -Average Grant-Date Fair Value
Balance, January 1, 2011	1,157,625	–	$–	10,825	$10.38	$–
Granted	(204,202)	33,392	19.19	170,810	19.19	5.87
Stock options exercised	–	–	–	(838)	10.38	–
Stock awards vested	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Canceled/expired	–	–	–	–	–	–
Balance, December 31, 2011	953,423	33,392	$19.19	180,797	$18.70	$5.87

Other information regarding options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$ 10.38 – 10.38	9,987	$10.38	1.25	9,987	$10.38
19.19 – 19.19	170,810	19.19	9.44	–	–
Total	180,797	$18.70	8.98	9,987	$10.38

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $535,000 and $113,000 at December 31, 2011, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $7,000, $1.5 million and $3.0 million, respectively.

Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $9,000, $419,000 and $734,000, respectively.  The tax benefit realized for the deductions related to the stock option exercises was $2,000, $331,000 and $651,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs –- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities Available for Sale – U.S. Treasury securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Securities Carried at Fair Value through Income – U.S. Treasury securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, we obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies and their SSAE 16, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, four additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At December 31, 2011 and 2010, based on our estimates of fair value, no valuation allowance was recognized.

Foreclosed Assets – Foreclosed assets are carried at fair value less costs to sell.  The fair value measurements of foreclosed assets can include Level 2 measurement inputs such as real estate appraisals and comparable real estate sales information, in conjunction with Level 3 measurement inputs such as cash flow projections, qualitative adjustments, sales cost estimates, etc.  As a result, the categorization of foreclosed assets is Level 3 of the fair value hierarchy.  In connection with the measurement and initial recognition of certain foreclosed assets, we may recognize charge-offs through the allowance for loan losses.

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At December 31, 2011 and 2010, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

The following tables present assets carried at fair value on a nonrecurring basis by caption on the condensed consolidated balance sheets and by valuation hierarchy (as described above) at December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011		Losses
	Level 2	Level 3	Year ended December 31, 2011
Assets
Foreclosed assets (1)	$–	$305	$258
Impaired Loans (2)	–	175	235
			$493

	As of December 31, 2010		Losses
	Level 2	Level 3	Year ended December 31, 2010
Assets
Foreclosed assets (1)	$–	$769	$704
Impaired Loans (2)	–	642	1,240
			$1,944

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of December 31, 2011
Securities Available for Sale	Level 1 Input	Level 2 Input	Level 3 Input	Total Fair Value

Investment Securities:
State and Political Subdivisions	$–	$282,457	$–	$282,457
Other Stocks and Bonds	–	–	499	499
Mortgage-backed Securities:
U.S. Government Agencies	–	107,052	–	107,052
Government-Sponsored Enterprise	–	609,074	–	609,074
Total	$–	$998,583	$499	$999,082

	As of December 31, 2011
Securities Carried at Fair Value through Income	Level 1 Input	Level 2 Input	Level 3 Input	Total Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$30,413	$–	$30,413
Government-Sponsored Enterprise	–	617,346	–	617,346
Total	$–	$647,759	$–	$647,759

	As of December 31, 2010
Securities Available for Sale	Level 1 Input	Level 2 Input	Level 3 Input	Total Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	150,273	–	150,273
Government-Sponsored Enterprise	–	736,301	–	736,301
Total	$4,893	$1,180,836	$189	$1,185,918

	As of December 31, 2010
Securities Carried at Fair Value through Income	Level 1 Input	Level 2 Input	Level 3 Input	Total Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$5,392	$–	$5,392
Government-Sponsored Enterprise	–	66,784	–	66,784
Total	$–	$72,176	$–	$72,176

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Years Ended December 31,
Other Stocks and Bonds	2011	2010

Balance at Beginning of Period	$189	$270

Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	–	(75)
Included in other comprehensive income (loss)	310	(6)
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$499	$189

The amount of total gains or losses for the periods included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$–	$(75)

We elected the fair value option with respect to certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand alone basis as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At December 31, 2011 and 2010, we had $647.8 million and $72.2 million, respectively, classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $6.7 million and a decrease of $598,000, respectively, for the years ended December 31, 2011 and 2010, respectively.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Years Ended December 31,
	2011	2010	2009
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$629	$60	$–
Government-Sponsored Enterprises	6,064	(658)	–
Total	$6,693	$(598)	$–

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

Cash and cash equivalents – The carrying amounts for cash and cash equivalents is a reasonable estimate of those assets' fair value.

Investment and mortgage-backed and related securities – Fair values for these securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices for similar securities or estimates from independent pricing services.

FHLB stock and other investments – The carrying amount of FHLB stock is a reasonable estimate of those assets’ fair value.

Loans receivable – For adjustable rate loans that reprice frequently and with no significant change in credit risk, the carrying amounts are a reasonable estimate of those assets' fair value.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Nonperforming loans are estimated using discounted cash flow analyses or the underlying value of the collateral where applicable.

Deposit liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount on demand at the reporting date, that is, the carrying value.  Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Federal funds purchased and repurchase agreements – Federal funds purchased and repurchase agreements generally have an original term to maturity of one day and thus are considered short-term borrowings.  Consequently, their carrying value is a reasonable estimate of fair value.

FHLB advances – The fair value of these advances is estimated by discounting the future cash flows using rates at which advances would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-term debt – The carrying amount for the long-term debt is estimated by discounting future cash flows using estimated rates at which long-term debt would be made to borrowers with similar credit ratings and for the remaining maturities.  This type of debt is issued much less frequently since the economic crisis beginning in 2007.  Therefore, the discount rate is a best estimate.

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

	At December 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,238	$43,238	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	282,956	282,956	299,344	299,344
Held to maturity, at amortized cost	1,496	1,707	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	716,126	716,126	886,574	886,574
Securities carried at fair value through income	647,759	647,759	72,176	72,176
Held to maturity, at amortized cost	365,631	381,584	405,367	413,865
FHLB stock and other investments, at cost	35,933	35,933	36,776	36,776
Loans, net of allowance for loan losses	1,068,690	1,073,298	1,057,209	1,066,125
Loans held for sale	3,552	3,552	6,583	6,583

Financial liabilities:
Retail deposits	$2,321,671	$2,329,243	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	2,945	2,945	3,844	3,844
FHLB advances	622,535	636,129	562,573	578,561
Long-term debt	60,311	45,132	60,311	50,673

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, was not material at December 31, 2011 or 2010.

15.	SHAREHOLDERS' EQUITY

Cash dividends declared and paid were $0.90, $0.85 and $0.75 per share for the years ended December 31, 2011, 2010 and 2009, respectively.  Future dividends will depend on our earnings, financial condition and other factors which the board of directors considers to be relevant.  Our dividend policy requires that any cash dividend payments made may not exceed consolidated earnings for that year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  At December 31, 2011, we exceeded all regulatory minimum capital requirements.

In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and Total Capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively and its leverage ratio must be at least 5.0%.

As of December 31, 2011, the most recent notification from the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$273,787	21.07%	$103,978	8.00%	N/A	N/A
Bank Only	$262,798	20.24%	$103,879	8.00%	$129,848	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,449	19.81%	$51,989	4.00%	N/A	N/A
Bank Only	$246,460	18.98%	$51,939	4.00%	$77,909	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,449	8.44%	$122,026	4.00%	N/A	N/A
Bank Only	$246,460	8.09%	$121,893	4.00%	$152,367	5.00%

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

We have a Dividend Reinvestment Plan funded by stock authorized but not yet issued.  Proceeds from the sale of the common stock will be used for general corporate purposes and could be directed to our subsidiaries.  For the year ended December 31, 2011, 71,127 shares were sold under this plan at an average price of $20.69 per share, reflective of other trades at the time of each sale.  For the year ended December 31, 2010, 67,978 shares were sold under this plan at an average price of $20.29 per share, reflective of other trades at the time of each sale.

We instituted a Common Stock Repurchase Plan in late 1994. Under the repurchase plan, our board of directors establishes, on a quarterly basis, total dollar limitations and price per share for stock to be repurchased.  Our board reviews this plan in conjunction with our capital needs and Southside Bank’s capital needs and may, at their discretion, modify or discontinue the plan.  At December 31, 2011, the board-approved amount to repurchase stock was $5.9 million.  Prior to repurchasing additional shares of our stock, the board would set a limit on the price per share.  During 2011, we did not approve any additional funding for our stock repurchase plan and no shares of common stock were purchased under this plan.  During 2010, 260,476 shares of common stock were purchased under this plan at a cost of $4.8 million.  During the year ended December 31, 2010, outside of the board authorized repurchase plan, 1,101 shares were repurchased, respectively, in connection with the exercise of certain employee stock options at a cost of $24,000.

17.	INCOME TAXES

The provisions for income taxes included in the accompanying statements of income consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax provision	$11,665	$11,100	$16,816
Deferred tax provision (benefit)	(1,271)	656	(207)
Provision for tax expense charged to operations	$10,394	$11,756	$16,609

The components of the net deferred tax (liability) asset as of December 31, 2011 and 2010 are summarized below (in thousands):

	Assets	Liabilities
Write-downs on OREO	$57	$
Allowance for loan losses	6,490
Retirement and other benefit plans			(3,910)
Unrealized gains on securities available for sale			(19,221)
Premises and equipment			(1,170)
FHLB stock dividends			(9)
Fair value gain (loss) – securities			(2,133)
Other-than-temporary impairment losses	4,199
Unfunded status of defined benefit plan	11,294
State Business Tax Credit	692
Stock-based compensation	91
Other	162
Gross deferred tax assets (liabilities)	22,985		(26,443)
Net deferred tax liability at December 31, 2011	$(3,458)

Write-downs on OREO	$58	$
Allowance for loan losses	6,193
Retirement and other benefit plans			(4,220)
Unrealized gains on securities available for sale			(4,972)
Premises and equipment			(1,007)
FHLB stock dividends			(12)
Fair value gain (loss) – securities	210
Other-than-temporary impairment losses	1,076
Unfunded status of defined benefit plan	8,360
State Business Tax Credit	709
Other	208
Gross deferred tax assets (liabilities)	16,814		(10,211)
Net deferred tax asset at December 31, 2010	$6,603

A reconciliation of tax at statutory rates and total tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2011			2010			2009
	Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income

Statutory Tax Expense	$17,810	35.0%		$18,134	35.0%		$21,865	35.0%
Increase (Decrease) in Taxes from:
Tax Exempt Interest	(7,182)	(14.1	% )	(6,323)	(12.2	% )	(4,990)	(8.0	% )
State Business Tax	82	0.1%		91	0.2%		86	0.1%
Other Net	(316)	(0.6	% )	(146)	(0.3	% )	(352)	(0.5	% )
Provision for Tax Expense Charged to Operations	$10,394	20.4%		$11,756	22.7%		$16,609	26.6%

We file income tax returns in the U.S. federal jurisdiction and in certain states.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

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

We had outstanding unused commitments to extend credit of $116.0 million and $113.3 million at December 31, 2011 and 2010, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at December 31, 2011 and 2010 were $12.7 million and $11.5 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.5 million and $5.0 million at December 31, 2011 and 2010, respectively.

The scheduled maturities of unused commitments as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Unused commitments:
Due in one year or less	$85,737	$64,984
Due after one year	30,291	48,267
Total	$116,028	$113,251

We apply the same credit policies in making commitments and standby letters of credit as we do for on-balance-sheet instruments.  We evaluate each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

Lease Commitments. We lease certain branch facilities and office equipment under operating leases.  Rent expense for branch facilities was $1.1 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.  Rent expense for leased equipment was $259,000, $228,000 and $222,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum rental commitments due under non-cancelable operating leases at December 31, 2011 were as follows (in thousands):

2012	$1,166
2013	942
2014	554
2015	402
2016	211
Thereafter	–
$3,275

It is expected that certain leases will be renewed, or equipment replaced with new leased equipment, as these leases expire.

Securities. In the normal course of business we buy and sell securities.  There were no unsettled trades to sell securities at December 31, 2011 and 2010.  There were $1.2 million of unsettled trades to purchase securities at December 31, 2011.  There were $145,000 of unsettled trades to purchase securities at December 31, 2010.

Deposits. There were no unsettled issuances of brokered CDs at December 31, 2011.  There were $5.0 million of unsettled issuances of brokered CDs at December 31, 2010.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

19.	SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Although we have a diversified loan portfolio, a significant portion of our loans are collateralized by real estate.  Repayment of these loans is in part dependent upon the economic conditions in the market area.  Part of the risk associated with real estate loans has been mitigated since 43.8% of this group represents loans collateralized by residential dwellings that are primarily owner occupied.  Losses on this type of loan have historically been less than those on speculative properties.  Many of the remaining real estate loans are collateralized primarily with owner-occupied commercial real estate.  The oil and gas industry remains a significant component of the East Texas economy and as such the health of the oil and gas industry has an effect on our business.

At December 31, 2011, approximately 34% of our total loans were to customers in Tyler, Texas.  We did not have a concentration in any other city that exceeded 10% of our total loans at December 31, 2011.

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

20.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Southside Bancshares, Inc. (parent company only) was as follows (in thousands, except share amounts):

CONDENSED BALANCE SHEETS	December 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$9,348	$8,500
Investment in bank subsidiaries at equity in underlying net assets	304,025	259,740
Investment in nonbank subsidiaries at equity in underlying net assets	2,649	3,525
Other assets	3,564	3,377

TOTAL ASSETS	$319,586	$275,142

LIABILITIES

Long-term debt	$60,311	$60,311
Other liabilities	348	370

TOTAL LIABILITIES	60,659	60,681

SHAREHOLDERS' EQUITY

Common stock ($1.25 par, 40,000,000 shares authorized, 18,517,101 shares issued in 2011 and 17,660,312 shares issued in 2010)	23,146	22,075
Paid-in capital	176,791	162,877
Retained earnings	72,646	64,179
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	14,721	(6,293)

TOTAL SHAREHOLDERS' EQUITY	258,927	214,461

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$319,586	$275,142

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
INCOME	(in thousands)

Dividends from subsidiary	$17,000	$28,000	$11,000
Interest income	98	98	102
TOTAL INCOME	17,098	28,098	11,102

EXPENSE

Interest expense	3,266	3,275	3,409
Other	2,164	1,775	1,378
TOTAL EXPENSE	5,430	5,050	4,787

Income before income tax expense	11,668	23,048	6,315
Income tax benefit	1,866	1,733	1,640
Income before equity in undistributed earnings of subsidiaries	13,534	24,781	7,955
Equity in undistributed earnings of subsidiaries	25,599	14,322	36,441
NET INCOME	$39,133	$39,103	$44,396

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

OPERATING ACTIVITIES:
Net Income	$39,133	$39,103	$44,396
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed earnings of subsidiaries	(25,599)	(14,322)	(36,441)
(Increase) decrease in other assets	(187)	1,022	(844)
(Decrease) increase in other liabilities	(22)	(243)	265
Net cash provided by operating activities	13,325	25,560	7,376

INVESTING ACTIVITIES:
Investment in subsidiaries	713	(1,701)	1,226
Net cash provided by (used in) investing activities	713	(1,701)	1,226

FINANCING ACTIVITIES:
Purchase of common stock	–	(4,832)	(430)
Proceeds from issuance of common stock	1,481	1,823	2,300
Dividends paid	(14,671)	(13,223)	(11,078)
Net cash used in financing activities	(13,190)	(16,232)	(9,208)

Net increase (decrease) in cash and cash equivalents	848	7,627	(606)
Cash and cash equivalents at beginning of year	8,500	873	1,479

Cash and cash equivalents at end of year	$9,348	$8,500	$873

21.	QUARTERLY FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share data)

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		Restated	Restated	Restated

Interest income	$32,756	$32,653	$33,724	$31,905
Interest expense	8,191	8,637	9,157	9,646
Net interest income	24,565	24,016	24,567	22,259
Provision for loan losses	2,044	1,454	1,860	2,138
Noninterest income	7,316	5,735	12,635	9,636
Noninterest expense	17,804	17,696	18,116	18,732
Income before income tax expense	12,033	10,601	17,226	11,025
Provision for income tax expense	2,470	2,038	4,100	1,786
Net income	9,563	8,563	13,126	9,239
Less: Net income attributable to the noncontrolling interest	–	–	(493)	(865)
Net income attributable to Southside Bancshares, Inc.	9,563	8,563	12,633	8,374

Earnings per common share
Basic	$0.58	$0.52	$0.77	$0.51
Diluted	$0.58	$0.52	$0.77	$0.51

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	Revised

Interest income	$32,809	$32,753	$30,825	$34,987
Interest expense	10,477	11,464	11,455	11,911
Net interest income	22,332	21,289	19,370	23,076
Provision for loan losses	4,409	3,201	2,260	3,867
Noninterest income	8,577	14,678	13,170	14,373
Noninterest expense	18,228	17,655	17,979	17,452
Income before income tax expense	8,272	15,111	12,301	16,130
Provision for income tax expense	1,460	3,811	2,530	3,955
Net income	6,812	11,300	9,771	12,175
Less: Net (income) loss attributable to the noncontrolling interest	346	(252)	(519)	(530)
Net income attributable to Southside Bancshares, Inc.	7,158	11,048	9,252	11,645

Earnings per common share
Basic	$0.44	$0.67	$0.56	$0.70
Diluted	$0.44	$0.67	$0.56	$0.70

As noted in the table above, the amounts for the first three quarters were restated.

During 2012, accounting errors were identified subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2011. The errors relate to an impairment charge for FHLB advance option fees at September 30, 2011, and changes in the fair value of securities that were not reflected in the income statement as well as the pricing of these securities for the first three quarters of 2011.  The impairment charge for the FHLB advance option fees was approximately $7.8 million, all of which should have been recorded in the third quarter of 2011.  The aggregate income resulting from the changes in the fair value of certain securities for the first three quarters of 2011 was approximately $7.4 million, which should have been recorded between the three quarters as detailed below.  As a result of these errors, the Audit Committee determined on March 8, 2012 that the previously issued financial statements for each of the first three quarterly periods of 2011 should no longer be relied upon.  The financial statements for these quarterly periods were unaudited.

The effect of the restatement from the results that were included in our September 30, 2011 Form 10-Q was a decrease in net income of approximately $300,000 for the nine months ended September 30, 2011, resulting in net income of $29.6 million for that period.  The effects of the restatement on the originally reported quarterly net income were increases of $1.1 million and $1.6 million for the first and second quarters, and a decrease of $3.0 million for the third quarter.

We have concluded that we will restate our financial statements for the first, second and third quarters of 2011, through amended Form 10-Q’s.  Given the impact is not considered material to the December 31, 2010 financial statements, revisions were made to the 2010 financial statements.  Refer to “Note 2 – Revision to Previously Issued Financial Statements” to our consolidated financial statements included in this report for a detailed description of the revisions to the 2010 financial statements.

Set forth below is a summary of the corrections to be made to the previously issued quarterly financial statements.  Explanations of the corrections are provided below the tables.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	At September 30, 2011			At June 30, 2011
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
ASSETS
Total cash and cash equivalents	$47,131	$–	$47,131	$48,454	$–	$48,454
Investment securities:
Available for sale, at estimated fair value	304,994	–	304,994	302,038	–	302,038
Held to maturity, at amortized cost	1,496	–	1,496	1,996	–	1,996
Mortgage-backed and related securities:
Available for sale, at estimated fair value (1)	1,263,528	(548,336)	715,192	1,136,961	(353,373)	783,588
Securities carried at fair value through Income (1)	–	567,639	567,639	–	367,140	367,140
Held to maturity, at amortized cost (1)	389,178	(9,842)	379,336	395,728	(10,507)	385,221
FHLB stock, at cost	29,057	–	29,057	25,524	–	25,524
Other investments, at cost	2,064	–	2,064	2,064	–	2,064
Loans held for sale	5,491	–	5,491	2,738	–	2,738
Net loans	1,022,282	–	1,022,282	1,019,399	–	1,019,399
Premises and equipment, net	50,481	–	50,481	50,568	–	50,568
Goodwill	22,034	–	22,034	22,034	–	22,034
Other intangible assets, net	580	–	580	642	–	642
Interest receivable	15,957	–	15,957	19,403	–	19,403
Other assets (2)	56,006	(7,820)	48,186	87,659	–	87,659
TOTAL ASSETS	$3,210,279	$1,641	$3,211,920	$3,115,208	$3,260	$3,118,468

LIABILITIES AND EQUITY
Total deposits	$2,293,760	$–	$2,293,760	$2,239,537	$–	$2,239,537
Total short-term obligations	292,427	–	292,427	260,789	–	260,789
Total long-term obligations	335,769	–	335,769	338,290	–	338,290
Deferred tax liability (3)	7,030	574	7,604	1,255	1,141	2,396
Other liabilities	23,150	–	23,150	30,862	–	30,862
TOTAL LIABILITIES	2,952,136	574	2,952,710	2,870,733	1,141	2,871,874

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 18,489,528 shares issued at September 2011 and 18,474,045 shares issued at June 2011)	23,112	–	23,112	23,092	–	23,092
Paid-in capital	176,086	–	176,086	178,450	–	178,450
Retained earnings (4)	70,028	(688)	69,340	61,472	2,266	63,738
Treasury stock (2,023,838 shares at cost)	(28,377)	–	(28,377)	(28,377)	–	(28,377)
Accumulated other comprehensive income (loss) (5)	17,294	1,755	19,049	7,842	(147)	7,695
TOTAL SHAREHOLDERS' EQUITY	258,143	1,067	259,210	242,479	2,119	244,598
Noncontrolling interest	–	–	–	1,996	–	1,996
TOTAL EQUITY	258,143	1,067	259,210	244,475	2,119	246,594
TOTAL LIABILITIES AND EQUITY	$3,210,279	$1,641	$3,211,920	$3,115,208	$3,260	$3,118,468

“As Originally Reported” reflects balances reported in the June 30, 2011 and September 30, 2011 Form 10-Q.

“As Restated” reflects the final restated balances.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	At March 31, 2011
	As Originally Reported	Corrections	As Restated
ASSETS
Total cash and cash equivalents	$49,620	$–	$49,620
Investment securities:
Available for sale, at estimated fair value	320,720	–	320,720
Held to maturity, at amortized cost	1,495	–	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value (1)	1,091,710	(217,017)	874,693
Securities carried at fair value through income (1)	–	233,260	233,260
Held to maturity, at amortized cost (1)	407,939	(11,360)	396,579
FHLB stock, at cost	29,216	–	29,216
Other investments, at cost	2,064	–	2,064
Loans held for sale	2,665	–	2,665
Net loans	1,043,864	–	1,043,864
Premises and equipment, net	50,340	–	50,340
Goodwill	22,034	–	22,034
Other intangible assets, net	708	–	708
Interest receivable	15,215	–	15,215
Deferred tax asset (6)	6,269	(1,709)	4,560
Other assets (2)	54,857	–	54,857
TOTAL ASSETS	$3,098,716	$3,174	$3,101,890

LIABILITIES AND EQUITY

TOTAL LIABILITIES	$2,876,333	$–	$2,876,333

Shareholders' equity:
Common stock: ($1.25 par, 40,000,000 shares authorized, 18,465,255 shares issued in 2011, including 790,405 shares declared on March 31, 2011 as a stock dividend)	23,081	–	23,081
Paid-in capital	178,274	–	178,274
Retained earnings (4)	53,117	669	53,786
Treasury stock (2,023,838 shares at cost)	(28,377)	–	(28,377)
Accumulated other comprehensive income (loss) (5)	(5,575)	2,505	(3,070)
TOTAL SHAREHOLDERS' EQUITY	220,520	3,174	223,694
Noncontrolling interest	1,863	–	1,863
TOTAL EQUITY	222,383	3,174	225,557
TOTAL LIABILITIES AND EQUITY	$3,098,716	$3,174	$3,101,890

“As Originally Reported” reflects balances reported in the March 31, 2011 Form 10-Q.

“As Restated” reflects the final restated balances.

Balance Sheet Corrections:

(1)
The decrease in mortgage-backed securities available for sale and held to maturity for the first three quarters of 2011 reflects the reclassification of securities with an embedded derivative and purchased at a significant premium, which we have defined as greater than 111.111%, to securities carried at fair value through income.

(2)	Reflects the impairment charge for FHLB advance option fees at September 30, 2011 of approximately $7.8 million, all of which has been recorded in the third quarter of 2011.

(3)
The correction to the deferred tax liability occurred as a result of recording the fair value on the securities through income rather than accumulated other comprehensive income.  In addition, the deferred tax liability changed as a result of the deferral of tax deductibility on the impairment charges on the FHLB advance option fees that was partially offset by the fair value gain on securities carried at fair value through income.

(4)
Retained earnings increased due to the increase in fair value gains on securities carried at fair value through income for the three months ended March 31, 2011 and the six months ended June 30, 2011.  Retained earnings decreased due to the impairment of the FHLB advance option fees that were partially offset by the increase in fair value gains on securities carried at fair value through income for the nine months ended September 30, 2011.

(5)
Accumulated other comprehensive income increased as a result of reversing the incorrect fair values on the securities previously classified as available for sale at March 31, 2011, June 30, 2011 and September 30, 2011.

(6)
The correction to deferred tax asset occurred as a result of recording the fair value on securities through income rather than accumulated other comprehensive income.  In addition, deferred taxes changed as a result of the deferral of taxability of fair value gains on securities carried at fair value through income.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30, 2011			Three Months Ended June 30, 2011			Three Months Ended March 31, 2011
	As Originally Reported	Correct- ions	As Restated	As Originally Reported	Correct- ions	As Restated	As Originally Reported	Correct- ions	As Restated

Interest income	$32,653	$–	$32,653	$33,724	$–	$33,724	$31,905	$–	$31,905
Interest expense	8,637	–	8,637	9,157	–	9,157	9,646	–	9,646
Net interest income	24,016	–	24,016	24,567	–	24,567	22,259	–	22,259
Provision for loan losses	1,454	–	1,454	1,860	–	1,860	2,138	–	2,138
Net interest income after provision for loan losses	22,562	–	22,562	22,707	–	22,707	20,121	–	20,121
Noninterest income
Deposit services	4,098	–	4,098	4,028	–	4,028	3,879	–	3,879
Gain on sale of securities available for sale (1)	3,863	(254)	3,609	4,004	(84)	3,920	1,805	(254)	1,551
Gain on sale of securities carried at fair value through income (1)	–	254	254	–	84	84	–	254	254
Fair value gain (loss) – securities (2)	–	3,274	3,274	–	2,456	2,456	–	1,627	1,627
FHLB advance option impairment charges (3)	–	(7,819)	(7,819)	–	–	–	–	–	–
Gain on sale of loans	402	–	402	282	–	282	283	–	283
Trust income	672	–	672	645	–	645	651	–	651
Bank owned life insurance income	288	–	288	261	–	261	286	–	286
Other	957	–	957	959	–	959	1,105	–	1,105
Total noninterest income	10,280	(4,545)	5,735	10,179	2,456	12,635	8,009	1,627	9,636

Noninterest expense	17,696	–	17,696	18,116	–	18,116	18,732	–	18,732
Income before income tax expense	15,146	(4,545)	10,601	14,770	2,456	17,226	9,398	1,627	11,025
Provision (benefit) for income tax expense (4)	3,629	(1,591)	2,038	3,241	859	4,100	1,216	570	1,786
Net income	11,517	(2,954)	8,563	11,529	1,597	13,126	8,182	1,057	9,239
Less: Net income attributable to the noncontrolling interest	–	–	–	(493)	–	(493)	(865)	–	(865)
Net income attributable to Southside Bancshares, Inc	$11,517	$(2,954)	$8,563	$11,036	$1,597	$12,633	$7,317	$1,057	$8,374

Earnings per common share – basic	$0.70	$(0.18)	$0.52	$0.67	$0.10	$0.77	$0.45	$0.06	$0.51
Earnings per common share – diluted	$0.70	$(0.18)	$0.52	$0.67	$0.10	$0.77	$0.45	$0.06	$0.51

“As Originally Reported” reflects balances reported in the March 31, 2011, June 30, 2011 and September 30, 2011 Form 10-Q.

“Corrections” reflect changes to the originally reported balances and are described below.

“As Restated” reflects the final restated balances.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued) (UNAUDITED)
(in thousands, except per share data)

	Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011
	As Originally Reported	Correct- ions	As Restated	As Originally Reported	Correct- ions	As Restated

Interest income	$98,282	$–	$98,282	$65,629	$–	$65,629
Interest expense	27,440	–	27,440	18,803	–	18,803
Net interest income	70,842	–	70,842	46,826	–	46,826
Provision for loan losses	5,452	–	5,452	3,998	–	3,998
Net interest income after provision for loan losses	65,390	–	65,390	42,828	–	42,828
Noninterest income
Deposit services	12,005	–	12,005	7,907	–	7,907
Gain on sale of securities available for sale (1)	9,672	(592)	9,080	5,809	(338)	5,471
Gain on sale of securities carried at fair value through income (1)	–	592	592	–	338	338
Fair value gain (loss) – securities (2)	–	7,357	7,357	–	4,083	4,083
FHLB advance option impairment charges (3)	–	(7,819)	(7,819)	–	–	–
Gain on sale of loans	967	–	967	565	–	565
Trust income	1,968	–	1,968	1,296	–	1,296
Bank owned life insurance income	835	–	835	547	–	547
Other	3,021	–	3,021	2,064	–	2,064
Total noninterest income	28,468	(462)	28,006	18,188	4,083	22,271

Noninterest expense	54,544	–	54,544	36,848	–	36,848
Income before income tax expense	39,314	(462)	38,852	24,168	4,083	28,251
Provision (benefit) for income tax expense (4)	8,086	(162)	7,924	4,457	1,429	5,886
Net income	31,228	(300)	30,928	19,711	2,654	22,365
Less: Net income attributable to the noncontrolling interest	(1,358)	–	(1,358)	(1,358)	–	(1,358)
Net income attributable to Southside Bancshares, Inc	$29,870	$(300)	$29,570	$18,353	$2,654	$21,007

Earnings per common share – basic	$1.82	$(0.02)	$1.80	$1.12	$0.16	$1.28
Earnings per common share – diluted	$1.82	$(0.02)	$1.80	$1.12	$0.16	$1.28

“As Originally Reported” reflects balances reported in the June 30, 2011 and September 30, 2011 Form 10-Q.

“Corrections” reflect changes to the originally reported balances and are described below.

“As Restated” reflects the final restated balances.

Income Statement Corrections:

(1)	The change in gains on securities available for sale is a result of reclassifying gains on sales of securities carried at fair value through income separately in the statement of income.

(2)
The correction to fair value gain (loss) – securities is a result of recording the changes in fair value on securities carried at fair value through the income statement rather than accumulated other comprehensive income.

(3)	The correction to FHLB advance option impairment charges is the result of the write-down in value of the FHLB advance option fees carried on the balance sheet in other assets.

(4)	The change in provision (benefit) for income tax expense is a direct result of the changes in income.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2010 (As revised)	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			8,374			865	9,239
Net unrealized gains on securities, net of tax					4,000		4,000
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(1,008)		(1,008)
Adjustment to net periodic benefit cost					231		231
Total comprehensive income							12,462
Issuance of common stock (14,538 shares)	18	274					292
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(115)	(115)
Dividends paid on common stock ($0.17 per share)			(2,658)				(2,658)
Stock dividend declared	988	15,121	(16,109)				–
Balance at March 31, 2011 (As restated)	$23,081	$178,274	$53,786	$(28,377)	$(3,070)	$1,863	$225,557

Balance at December 31, 2010 (As revised)	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			21,007			1,358	22,365
Net unrealized gains on securities, net of tax					17,082		17,082
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(3,556)		(3,556)
Adjustment to net periodic benefit cost					462		462
Total comprehensive income							36,353
Issuance of common stock (28,869 shares)	36	531					567
Stock compensation expense		26					26
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Dividends paid on common stock ($0.34 per share)			(5,453)				(5,453)
Stock dividend declared	981	15,014	(15,995)				–
Balance at June 30, 2011 (As restated)	$23,092	$178,450	$63,738	$(28,377)	$7,695	$1,996	$246,594

Balance at December 31, 2010 (As revised)	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			29,570			1,358	30,928
Net unrealized gains on securities, net of tax					30,551		30,551
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(5,902)		(5,902)
Adjustment to net periodic benefit cost					693		693
Total comprehensive income							56,270
Issuance of common stock (44,352 shares)	56	804					860
Stock compensation expense		143					143
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Dividends paid on common stock ($0.52 per share)			(8,414)				(8,414)
Stock dividend declared	981	15,014	(15,995)				–
Balance at September 30, 2011 (As restated)	$23,112	$176,086	$69,340	$(28,377)	$19,049	$–	$259,210

“As Restated” reflects the final restated balances.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
OPERATING ACTIVITIES:
Net income	$31,228	$(300)	$30,928	$19,711	$2,654	$22,365
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,515	–	2,515	1,646	–	1,646
Amortization of premium	26,175	–	26,175	16,782	–	16,782
Accretion of discount and loan fees	(3,386)	–	(3,386)	(2,327)	–	(2,327)
Provision for loan losses	5,452	–	5,452	3,998	–	3,998
Stock compensation expense	143	–	143	26	–	26
Deferred tax expense (benefit)	723	(162)	561	38	1,429	1,467
Gain on sale of securities carried at fair value through income	–	(592)	(592)	–	(338)	(338)
Gain on sale of securities available for sale	(9,672)	592	(9,080)	(5,809)	338	(5,471)
Fair value (gain) loss – securities	–	(7,357)	(7,357)	–	(4,083)	(4,083)
FHLB advance option impairment charges	–	7,819	7,819	–	–	–
Loss on sale of assets	3	–	3	3	–	3
Loss on retirement of assets	90	–	90	90	–	90
Impairment on other real estate owned	184	–	184	145	–	145
Gain on sale of other real estate owned	(242)	–	(242)	(221)	–	(221)
Net change in:
Interest receivable	2,076	–	2,076	(1,370)	–	(1,370)
Other assets	(2,413)	–	(2,413)	(2,593)	–	(2,593)
Interest payable	(861)	–	(861)	(575)	–	(575)
Other liabilities	3,598	–	3,598	2,364	–	2,364
Loans held for sale	1,092	–	1,092	3,845	–	3,845
Net cash provided by operating activities	56,705	–	56,705	35,753	–	35,753

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(11,875)	–	(11,875)	(6,394)	–	(6,394)
Maturities, calls and principal repayments	35,876	(1,779)	34,097	24,730	(1,357)	23,373
Securities available for sale:
Purchases	(1,220,132)	707,222	(512,910)	(694,934)	344,728	(350,206)
Sales	697,294	(180,723)	516,571	342,949	(16,248)	326,701
Maturities, calls and principal repayments	225,450	(30,353)	195,097	150,738	(12,562)	138,176
Securities carried at fair value through income:
Purchases	–	(707,222)	(707,222)	–	(344,728)	(344,728)
Sales	–	180,723	180,723	–	16,248	16,248
Maturities, calls and principal repayments	–	32,132	32,132	–	13,919	13,919
Proceeds from redemption of FHLB stock	16,461	–	16,461	14,811	–	14,811
Purchases of FHLB stock and other investments	(10,806)	–	(10,806)	(5,623)	–	(5,623)
Net decrease in loans	27,344	–	27,344	32,740	–	32,740
Purchases of premises and equipment	(2,951)	–	(2,951)	(2,169)	–	(2,169)
Proceeds from sales of premises and equipment	6	–	6	6	–	6
Proceeds from sales of other real estate owned	676	–	676	306	–	306
Proceeds from sales of repossessed Assets	3,933	–	3,933	2,767	–	2,767
Net cash used in investing activities	(238,724)	–	(238,724)	(140,073)	–	(140,073)

FINANCING ACTIVITIES:
Net cash provided by financing activities	150,077	–	150,077	73,701	–	73,701

Net decrease in cash and cash equivalents	(31,942)	–	(31,942)	(30,619)	–	(30,619)
Cash and cash equivalents at beginning of year	79,073	–	79,073	79,073	–	79,073
Cash and cash equivalents at end of year	$47,131	$–	$47,131	$48,454	$–	$48,454
“As Originally Reported” reflects balances reported in the June 30, 2011 and September 30, 2011 Form 10-Q.
“As Restated” reflects the final restated balances.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2011
	As Originally Reported	Corrections	As Restated
OPERATING ACTIVITIES:
Net income	$8,182	$1,057	$9,239
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	806	–	806
Amortization of premium	8,708	–	8,708
Accretion of discount and loan fees	(1,171)	–	(1,171)
Provision for loan losses	2,138	–	2,138
Deferred tax expense (benefit)	(262)	570	308
Gain on sale of securities carried at fair value through income	–	(254)	(254)
Gain on sale of securities available for sale	(1,805)	254	(1,551)
Fair value (gain) loss – securities	–	(1,627)	(1,627)
Loss on retirement of assets	90	–	90
Impairment on other real estate owned	130	–	130
Net change in:
Interest receivable	2,818	–	2,818
Other assets	(2,299)	–	(2,299)
Interest payable	(409)	–	(409)
Other liabilities	1,356	–	1,356
Loans held for sale	3,918	–	3,918
Net cash provided by operating activities	22,200	–	22,200

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(5,301)	–	(5,301)
Maturities, calls and principal repayments	13,356	(802)	12,554
Securities available for sale:
Purchases	(382,945)	130,064	(252,881)
Sales	182,155	(12,983)	169,172
Maturities, calls and principal repayments	82,655	(3,010)	79,645
Securities carried at fair value through income:
Purchases	–	(130,064)	(130,064)
Sales	–	12,983	12,983
Maturities, calls and principal repayments	–	3,812	3,812
Proceeds from redemption of FHLB stock	9,738	–	9,738
Purchases of FHLB stock and other investments	(4,242)	–	(4,242)
Net decrease in loans	10,529	–	10,529
Purchases of premises and equipment	(1,092)	–	(1,092)
Proceeds from sales of repossessed assets	1,517	–	1,517
Net cash used in investing activities	(93,630)	–	(93,630)

FINANCING ACTIVITIES:
Net cash provided by financing activities	41,977	–	41,977

Net decrease in cash and cash equivalents	(29,453)	–	(29,453)
Cash and cash equivalents at beginning of year	79,073	–	79,073
Cash and cash equivalents at end of year	$49,620	$–	$49,620

“As Originally Reported” reflects balances reported in the March 31, 2011 Form 10-Q.

“As Restated” reflects the final restated balances.

INDEX TO EXHIBITS

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

3 (b)(iii)	–
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
Form of Deferred Compensation Agreements dated June 30, 1994 with each of Sam Dawson, Lee Gibson and Jeryl Story, as amended October 15, 1997 (filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

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

** 10 (m)	–	Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form 8-K, filed April 20, 2009, and incorporated herein by reference).

** 10 (n)	–
Form of Southside Bancshares, Inc. Nonstatutory Stock Option Award Certificate for purchase of Options pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2011, and incorporated herein by reference).

** 10 (o)	–
Form of Southside Bancshares, Inc. Restricted Stock Unit Award Certificate for grant of Units pursuant to the Southside Bancshares, Inc. 2009 Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 8, 2011, and incorporated herein by reference).

10 (p)	–
Agreement and Plan of Merger dated May 17, 2007, as amended, by and among Southside Bancshares, Inc., Southside Merger Sub, Inc. and Fort Worth Bancshares, Inc. (filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).

* 21	–	Subsidiaries of the Registrant.

* 31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** 101.INS	–	XBRL Instance Document.

*** 101.SCH	–	XBRL Taxonomy Extension Schema Document.

*** 101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

*** 101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

*** 101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

*** 101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Compensation plan, benefit plan or employment contract or arrangement.

***Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.