Form 10-Q/A
period 2011-03-31
SOUTHSIDE BANCSHARES INC
filed 2012-04-30
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-12247

SOUTHSIDE BANCSHARES, INC. (Exact name of registrant as specified in its charter)

TEXAS	75-1848732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 S. Beckham, Tyler, Texas	75701
(Address of principal executive offices)	(Zip Code)
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2011 (the “Original Filing”).  This amendment is being filed to reflect the restatement of i) the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and ii) other information related to such restated financial information.  Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Original Filing  is amended by this Form 10-Q/A.

During the preparation of the Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), the Company determined that in periods prior to December 31, 2011, it incorrectly accounted for securities acquired with a significant purchase premium that included an embedded derivative. These securities were mainly acquired in 2010 and 2011. Pursuant to GAAP, the Company is required to bifurcate and account for the embedded derivative separately or to account for the securities including the embedded derivative at fair value through income, if the bifurcation was impractical.  The Company determined that valuing the embedded derivative separately was not readily identifiable and measurable and as such, cannot be bifurcated.  Therefore, the Company determined that all securities meeting the above criteria should be reflected at fair value with the change in fair value reflected through income.

In addition, the Company determined that during the first three quarters of 2011, it incorrectly priced securities acquired with a significant premium and did not account for the impairment of FHLB advance option fees that became impaired during the third quarter of 2011.

The Company evaluated the effect of these three errors and concluded that they were immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31,  June 30, and September 30, 2011.  Accordingly, on March 8, 2012, the Company filed a Form 8-K reporting that the Audit Committee of the Board of Directors of the Company determined based on the recommendation of management, that the Company should restate its unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q.  In addition, the Company revised its 2010 consolidated financial statements in the 2011 Form 10-K to correct for these errors.

See Note 2 – Restatement to Previously Issued Financial Statements contained in the Notes to Financial Statements included in this Form 10-Q/A which further describes the effect of this restatement.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequent to the date of the Original Filing other than those associated with the restatement of the Company’s financial statements.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
	2011	2010
ASSETS	(Restated)

Cash and due from banks	$48,185	$56,188
Interest earning deposits	1,435	22,885
Total cash and cash equivalents	49,620	79,073
Investment securities:
Available for sale, at estimated fair value	320,720	299,344
Held to maturity, at amortized cost	1,495	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	874,693	886,574
Securities carried at fair value through income	233,260	72,176
Held to maturity, at amortized cost	396,579	405,367
FHLB stock, at cost	29,216	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	2,665	6,583
Loans:
Loans	1,063,644	1,077,920
Less: allowance for loan losses	(19,780)	(20,711)
Net Loans	1,043,864	1,057,209
Premises and equipment, net	50,340	50,144
Goodwill	22,034	22,034
Other intangible assets, net	708	777
Interest receivable	15,215	18,033
Deferred tax asset	4,560	6,603
Other assets	54,857	57,571
TOTAL ASSETS	$3,101,890	$2,999,759
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$459,906	$423,304
Interest bearing	1,740,917	1,711,124
Total Deposits	2,200,823	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	2,981	3,844
FHLB advances	214,456	189,094
Other obligations	2,144	2,651
Total Short-term obligations	219,581	195,589
Long-term obligations:
FHLB advances	322,242	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	382,553	433,790
Other liabilities	73,376	20,378
TOTAL LIABILITIES	2,876,333	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,465,255 shares issued in 2011 (including 790,405 shares declared on March 31, 2011 as a stock dividend) and 17,660,312 shares issued in 2010	23,081	22,075
Paid-in capital	178,274	162,877
Retained earnings	53,786	64,179
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive loss	(3,070)	(6,293)
TOTAL SHAREHOLDERS' EQUITY	223,694	214,461
Noncontrolling interest	1,863	1,113
TOTAL EQUITY	225,557	215,574
TOTAL LIABILITIES AND EQUITY	$3,101,890	$2,999,759

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)	Three Months Ended March 31,
	2011	2010
	(Restated)
Interest income
Loans	$17,271	$17,765
Investment securities – taxable	18	26
Investment securities – tax-exempt	3,229	2,826
Mortgage-backed and related securities	11,297	14,277
FHLB stock and other investments	80	82
Other interest earning assets	10	11
Total interest income	31,905	34,987
Interest expense
Deposits	4,036	5,005
Short-term obligations	1,729	1,680
Long-term obligations	3,881	5,226
Total interest expense	9,646	11,911
Net interest income	22,259	23,076
Provision for loan losses	2,138	3,867
Net interest income after provision for loan losses	20,121	19,209
Noninterest income
Deposit services	3,879	4,064
Gain on sale of securities available for sale	1,551	8,355
Gain on sale of securities carried at fair value through income	254	–

Total other-than-temporary impairment losses	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	(36)
Net impairment losses recognized in earnings	–	(75)

Fair value gain (loss) – securities	1,627	–
Gain on sale of loans	283	281
Trust income	651	530
Bank owned life insurance income	286	285
Other	1,105	933
Total noninterest income	9,636	14,373
Noninterest expense
Salaries and employee benefits	11,691	10,942
Occupancy expense	1,721	1,643
Equipment expense	493	437
Advertising, travel & entertainment	553	537
ATM and debit card expense	215	167
Director fees	191	177
Supplies	224	270
Professional fees	555	406
Postage	179	186
Telephone and communications	337	373
FDIC Insurance	763	679
Other	1,810	1,635
Total noninterest expense	18,732	17,452

Income before income tax expense	11,025	16,130
Provision for income tax expense	1,786	3,955
Net income	9,239	12,175
Less: Net income attributable to the noncontrolling interest	(865)	(530)
Net income attributable to Southside Bancshares, Inc.	$8,374	$11,645
Earnings per common share – basic	$0.51	$0.70
Earnings per common share – diluted	$0.51	$0.70
Dividends paid per common share	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
(in thousands, except share amounts)
					Accu- mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- Hensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2009	$20,928	$146,357	$53,812	$(23,545)	$4,229	$468	$202,249
Comprehensive income:
Net Income			11,645			530	12,175
Net unrealized gains on available for sale securities, net of tax					560		560
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(5,431)		(5,431)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax					23		23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax					49		49
Adjustment to net periodic benefit cost, net of tax					161		161
Total comprehensive income							7,537
Issuance of common stock (60,543 shares)	76	396					472
Purchase of common stock (1,101 shares)				(24)			(24)
Tax benefit of incentive stock options		145					145
Capital distribution to noncontrolling interest shareholders						(156)	(156)
Dividends paid on common stock ($0.17 per share)			(2,552)				(2,552)
Stock dividend declared	942	14,562	(15,504)				–
Balance at March 31, 2010	$21,946	$161,460	$47,401	$(23,569)	$(409)	$842	$207,671

Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			8,374			865	9,239
Net unrealized gains on available for sale securities, net of tax					4,000		4,000
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(1,008)		(1,008)
Adjustment to net periodic benefit cost, net of tax					231		231
Total comprehensive income							12,462
Issuance of common stock (14,538 shares)	18	274					292
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(115)	(115)
Dividends paid on common stock ($0.17 per share)			(2,658)				(2,658)
Stock dividend declared	988	15,121	(16,109)				–
Balance at March 31, 2011 (Restated)	$23,081	$178,274	$53,786	$(28,377)	$(3,070)	$1,863	$225,557

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$9,239	$12,175
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	806	775
Amortization of premium	8,708	7,120
Accretion of discount and loan fees	(1,171)	(1,271)
Provision for loan losses	2,138	3,867
Deferred tax expense (benefit)	308	(50)
Gain on sale of securities carried at fair value through income	(254)	–
Gain on sale of securities available for sale	(1,551)	(8,355)
Fair value (gain) loss – securities	(1,627)	–
Net other-than-temporary impairment losses	–	75
Gain on sale of assets	–	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	130	20
Gain on sale of other real estate owned	–	(15)
Net change in:
Interest receivable	2,818	3,134
Other assets	(2,299)	1,052
Interest payable	(409)	(430)
Other liabilities	1,356	4,380
Loans held for sale	3,918	821
Net cash provided by operating activities	22,200	23,291

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(5,301)	(215,686)
Maturities, calls and principal repayments	12,554	18,129
Securities available for sale:
Purchases	(252,881)	(333,042)
Sales	169,172	401,174
Maturities, calls and principal repayments	79,645	99,766
Securities carried at fair value through income:
Purchases	(130,064)	–
Sales	12,983	–
Maturities, calls and principal repayments	3,812	–
Proceeds from redemption of FHLB stock	9,738	2,360
Purchases of FHLB stock and other investments	(4,242)	(36)
Net decrease in loans	10,529	11,328
Purchases of premises and equipment	(1,092)	(1,795)
Proceeds from sales of premises and equipment	–	38
Proceeds from sales of other real estate owned	–	419
Proceeds from sales of repossessed assets	1,517	1,199
Net cash used in investing activities	(93,630)	(16,146)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED) (continued)
(in thousands)
	Three Months Ended March 31,
	2011	2010
	(Restated)
FINANCING ACTIVITIES:
Net increase in demand and savings accounts	44,367	125,151
Net increase (decrease) in certificates of deposit	26,827	(67,420)
Net decrease in federal funds purchased and repurchase agreements	(863)	(6,155)
Proceeds from FHLB advances	1,074,136	1,203,170
Repayment of FHLB advances	(1,100,011)	(1,273,780)
Net capital distributions to noncontrolling interest in consolidated entities	(115)	(156)
Tax benefit of incentive stock options	2	145
Purchase of common stock	–	(24)
Proceeds from the issuance of common stock	292	472
Dividends paid	(2,658)	(2,552)
Net cash provided by (used in) financing activities	41,977	(21,149)

Net decrease in cash and cash equivalents	(29,453)	(14,004)
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$49,620	$38,162

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$10,055	$12,341
Income taxes paid	$–	$–

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$1,576	$1,930
Adjustment to pension liability	$(355)	$(247)
5% stock dividend	$16,109	$15,504
Unsettled trades to purchase securities	$(52,044)	$(37,458)
Unsettled trades to sell securities	$–	$1,453
Unsettled issuances of brokered CDs	$–	$19,830

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

Summary of Significant Accounting and Reporting Policies

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

For a description of our other significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

2.         Restatement of Previously Issued Financial Statements

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

In addition to the error related to the accounting for securities with an embedded derivative mentioned above, we determined that during the first quarter of 2011, we incorrectly priced securities acquired with a significant premium.

We evaluated the effect of these errors and concluded that they were immaterial to any of the previously issued consolidated financial statements except for the unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31,  June 30, and September 30, 2011.  Accordingly, on March 8, 2012, we filed a Form 8-K reporting that our Audit Committee of the Board of Directors determined based on the recommendation of management, that we should restate our unaudited consolidated financial statements in each of these Quarterly Reports on Form 10-Q.  In addition, we revised our 2010 consolidated financial statements in the 2011 Form 10-K to correct for these errors.

The aggregate income resulting from the changes in the fair value of certain securities for the first quarter of 2011 was approximately $1.6 million, which should have been recorded during the first quarterly period of 2011.

The correction of the errors resulted in an increase in net income of $1.1 million for the three months ended March 31, 2011 resulting in net income attributable to Southside Bancshares, Inc. of $8.4 million for that period.

A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of March 31, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Balance Sheet

Mortgage-backed and related securities:
Available for sale, at estimated fair value (1)	$1,091,710	$(217,017)	$874,693
Securities carried at fair value through income (1)	–	233,260	233,260
Held to maturity, at amortized cost (1)	407,939	(11,360)	396,579
Deferred tax asset (4)	6,269	(1,709)	4,560
Total assets	3,098,716	3,174	3,101,890

Retained earnings (2)	53,117	669	53,786
Accumulated other comprehensive income (loss) (3)	(5,575)	2,505	(3,070)
Total shareholders’ equity	220,520	3,174	223,694
Total equity	222,383	3,174	225,557
Total liabilities and equity	3,098,716	3,174	3,101,890

“As Originally Reported” reflects balances reported in the March 31, 2011 Form 10-Q filed on May 6, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances and are described below.

Balance Sheet Corrections:

(1)
The decrease in mortgage-backed securities available for sale and held to maturity for the three months ended March 31, 2011 reflects the reclassification of securities with an embedded derivative and purchased at a significant premium, which we have defined as greater than 111.111%, to securities carried at fair value through income.

(2)	Retained earnings increased due to the increase in fair value gains on securities carried at fair value through income for the three months ended March 31, 2011.

(3)	Accumulated other comprehensive income increased as a result of reversing the incorrect fair values on the securities previously classified as available for sale at March 31, 2011.

(4)
The correction to deferred tax asset occurred as a result of recording the fair value on securities through income rather than accumulated other comprehensive income.  In addition, deferred taxes changed as a result of the deferral of taxability of fair value gains on securities carried at fair value through income.

	For the three months ended March 31, 2011
	As Originally Reported	Corrections	As Restated

Consolidated Statement of Income

Gain on sale of securities available for sale (1)	$1,805	$(254)	$1,551
Gain on sale of securities carried at fair value through income (1)	–	254	254
Fair value gain (loss) – securities (2)	–	1,627	1,627
Total noninterest income	8,009	1,627	9,636
Income before income tax expense	9,398	1,627	11,025
Provision for income tax expense (3)	1,216	570	1,786
Net income	8,182	1,057	9,239
Net income attributable to Southside Bancshares, Inc.	7,317	1,057	8,374
Earnings per common share – basic	0.45	0.06	0.51
Earnings per common share – diluted	0.45	0.06	0.51

“As Originally Reported” reflects balances reported in the March 31, 2011 Form 10-Q filed on May 6, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances and are described below.

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

(3)	The change in provision (benefit) for income tax expense is a direct result of the changes in income.

	As of and for the three months ended March 31, 2011
	As Originally Reported	Corrections	As Restated

Consolidated Statement of Changes in Equity

Retained earnings:
Balance, beginning of period	$64,567	$(388)	$64,179
Net income attributable to Southside Bancshares, Inc.	7,317	1,057	8,374
Balance, end of period	53,117	669	53,786

Accumulated other comprehensive income (loss):
Balance, beginning of period	(6,819)	526	(6,293)
Net unrealized gains on available for sale securities, net of tax	2,187	1,813	4,000
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(1,174)	166	(1,008)
Net change in accumulated other comprehensive income (loss)	1,244	1,979	3,223
Balance, end of period	(5,575)	2,505	(3,070)

Total shareholders’ equity	220,520	3,174	223,694
Total equity	222,383	3,174	225,557

Comprehensive income:
Net income	8,182	1,057	9,239
Net change in accumulated other comprehensive income (loss)	1,244	1,979	3,223
Comprehensive income	9,426	3,036	12,462
Comprehensive income attributable to Southside Bancshares, Inc.	8,561	3,036	11,597

Consolidated Statement of Cash Flow

Operating Activities:
Net income	$8,182	$1,057	$9,239
Deferred tax expense (benefit)	(262)	570	308
Gain on sale of securities carried at fair value through income	–	(254)	(254)
Gain on sale of securities available for sale	(1,805)	254	(1,551)
Fair value gain (loss) – securities	–	(1,627)	(1,627)
Net cash provided by operating activities	22,200	–	22,200

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	13,356	(802)	12,554
Securities available for sale:
Purchases	(382,945)	130,064	(252,881)
Sales	182,155	(12,983)	169,172
Maturities, calls and principal repayments	82,655	(3,010)	79,645
Securities carried at fair value through income:
Purchases	–	(130,064)	(130,064)
Sales	–	12,983	12,983
Maturities, calls and principal repayments	–	3,812	3,812
Net cash used in investing activities	(93,630)	–	(93,630)

“As Originally Reported” reflects balances reported in the March 31, 2011 Form 10-Q filed on May 6, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances.

3.         Earnings Per Share – (2011 Restated)

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):
	Three Months
	Ended March 31,
	2011	2010
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$8,374	$11,645

Basic weighted-average shares outstanding:	16,429	16,546
Add: Stock options	5	67
Diluted weighted-average shares outstanding	16,434	16,613

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.51	$0.70

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.51	$0.70

On March 31, 2011, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 20, 2011, and payable on May 11, 2011.

For the three month period ended March 31, 2011 and 2010, there were no antidilutive options.

4.         Comprehensive Income (Loss) – (2011 Restated)

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,154	$(2,154)	$4,000
Less: reclassification adjustment for gains included in net income	1,551	(543)	1,008
Net unrealized gains on securities	4,603	(1,611)	2,992
Change in pension plans	355	(124)	231
Other comprehensive income	$4,958	$(1,735)	$3,223

	Three Months Ended March 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$861	$(301)	$560
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	8,355	(2,924)	5,431
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(7,383)	2,584	(4,799)
Change in pension plans	247	(86)	161
Other comprehensive loss	$(7,136)	$2,498	$(4,638)

5.         Securities – (2011 Restated)

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2011 and December 31, 2010, are reflected in the tables below (in thousands):

	March 31, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	308,998	8,837	–	2,820	315,015
Other Stocks and Bonds	2,925	–	1,920	–	1,005
Mortgage-backed Securities:
U.S. Government Agencies	161,731	4,982	–	630	166,083
Government-Sponsored Enterprises	697,823	13,477	–	2,690	708,610
Total	$1,176,177	$27,296	$1,920	$6,140	$1,195,413

	March 31, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,011	$81	$–	$–	$1,092
Other Stocks and Bonds	484	20	–	–	504
Mortgage-backed Securities:
U.S. Government Agencies	19,348	554	–	16	19,886
Government-Sponsored Enterprises	377,231	6,972	–	1,187	383,016
Total	$398,074	$7,627	$–	$1,203	$404,498

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	145,136	5,296	–	159	150,273
Government-Sponsored Enterprises	721,908	16,035	–	1,642	736,301
Total	$1,171,218	$25,777	$2,736	$8,341	$1,185,918

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Non-Credit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Market Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	20,821	566	–	55	21,332
Government-Sponsored Enterprises	384,546	8,576	–	589	392,533
Total	$406,862	$9,200	$–	$644	$415,418

Securities carried at fair value through income were as follows (in thousands):

	At March 31,	At December 31,
	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$3,875	$5,392
Government-Sponsored Enterprises	229,385	66,784
Total	$233,260	$72,176

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net gain on sales transactions	$254	$–
Net mark-to-market gains (losses)	1,627	–
Net gain on securities carried at fair value through income	$1,881	$–

The following table represents the unrealized loss on securities for the three months ended March 31, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2011:

Available for Sale
State and Political Subdivisions	$98,793	$2,778	$268	$42	$99,061	$2,820
Other Stocks and Bonds	–	–	1,005	1,920	1,005	1,920
Mortgage-Backed Securities	340,453	3,312	1,919	8	342,372	3,320
Total	$439,246	$6,090	$3,192	$1,970	$442,438	$8,060

Held to Maturity
Mortgage-Backed Securities	$62,218	$249	$34,296	$954	$96,514	$1,203
Total	$62,218	$249	$34,296	$954	$96,514	$1,203

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	267,014	1,712	12,184	89	279,198	1,801
Total	$403,685	$8,213	$12,643	$2,864	$416,328	$11,077

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$–	$–	$52,676	$644
Total	$52,676	$644	$–	$–	$52,676	$644

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

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model. Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2011.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component in compliance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both March 31, 2011 and December 31, 2010. The noncredit charge to other comprehensive income was estimated at $1.9 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the three months ended March 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
U.S. Treasury	$1	$2
State and Political Subdivisions	3,237	2,836
Other Stocks and Bonds	9	14
Mortgage-backed Securities	11,297	14,277
Total interest income on securities	$14,544	$17,129

There were no securities transferred from AFS to HTM during the three months ended March 31, 2011 or 2010.  There were no sales from the HTM portfolio during the three months ended March 31, 2011 or 2010.  There were $398.1 million of securities classified as HTM for the three months ended March 31, 2011 compared to $406.9 million of securities classified as HTM for the year ended December 31, 2010.

Of the $1.6 million in net securities gains from the AFS portfolio for the three months ended March 31, 2011, there were $1.6 million in realized gains and $45,000 in realized losses.  Of the $8.4 million in net securities gains from the AFS portfolio for the three months ended March 31, 2010, there were $9.3 million in realized gains and $0.9 million in realized losses.

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

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)

Available for sale securities:

Investment Securities
Due in one year or less	$6,946	$6,981
Due after one year through five years	6,991	7,170
Due after five years through ten years	27,240	28,332
Due after ten years	275,446	278,237
	316,623	320,720
Mortgage-backed securities	859,554	874,693
Total	$1,176,177	$1,195,413

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)

Held to maturity securities:

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	484	504
Due after ten years	1,011	1,092
	1,495	1,596
Mortgage-backed securities	396,579	402,902
Total	$398,074	$404,498

Investment and mortgage-backed securities with book values of $940.7 million at March 31, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

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

Beginning in September 2010 and continuing into the first quarter of 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised, or they are impaired, the fee will be expensed in the period determination is made.

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

10.       Fair Value Measurement – (2011 Restated)

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

We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies and their Statement on Standards for Attestation Engagements – Reporting on Controls at a Service Organization (“SSAE 16”) for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, three additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

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

The following table summarizes impaired loans measured at fair value through a specific valuation allowance allocation of the allowance for possible loan losses based upon fair value of the underlying collateral utilizing Level 3 valuation inputs as follows (in thousands):

	At March 31, 2011	At December 31, 2010	At March 31, 2010
Carrying Value	$16,290	$16,768	$20,438
Valuation Allowance	3,457	3,864	4,363
Total Reported Fair Value	$12,833	$12,904	$16,075

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	315,015	–	315,015
Other Stocks and Bonds	–	–	1,005	1,005
Mortgage-backed Securities:
U.S. Government Agencies	–	166,083	–	166,083
Government-Sponsored Enterprise	–	708,610	–	708,610
Total	$4,700	$1,189,708	$1,005	$1,195,413

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$3,875	$–	$3,875
Government-Sponsored Enterprise	–	229,385	–	229,385
Total	$–	$233,260	$–	$233,260

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	150,273	–	150,273
Government-Sponsored Enterprise	–	736,301	–	736,301
Total	$4,893	$1,180,836	$189	$1,185,918

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$5,392	$–	$5,392
Government-Sponsored Enterprise	–	66,784	–	66,784
Total	$–	$72,176	$–	$72,176

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

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand alone basis as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At March 31, 2011, we had $233.3 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $1.6 million for the three months ended March 31, 2011. At March 31, 2010, we had no securities classified as securities carried at fair value through income.  We did not have any changes in fair value recorded in income during the three months ended March 31, 2010.

Assets and liabilities accounted for at fair value through income are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we reported at fair value through income are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$(11)	$–
Government-Sponsored Enterprises	1,638	–
Total	$1,627	$–

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

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$49,620	$49,620	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	320,720	320,720	299,344	299,344
Held to maturity, at amortized cost	1,495	1,596	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	874,693	874,693	886,574	886,574
Securities carried at fair value through income	233,260	233,260	72,176	72,176
Held to maturity, at amortized cost	396,579	402,902	405,367	413,865
FHLB stock and other investments, at cost	31,280	31,280	36,776	36,776
Loans, net of allowance for loan losses	1,043,864	1,048,970	1,057,209	1,066,125
Loans held for sale	2,665	2,665	6,583	6,583

Financial liabilities:
Retail deposits	$2,200,823	$2,206,155	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	2,981	2,981	3,844	3,844
FHLB advances	536,698	552,821	562,573	578,561
Long-term debt	60,311	45,526	60,311	50,673

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2010.

We reported a decrease in net income for the three months ended March 31, 2011 compared to the same period in 2010.  Net income attributable to Southside Bancshares, Inc. for the three months ended March 31, 2011 was $8.4 million, compared to $11.6 million, for the same period in 2010.

On March 31, 2011, we declared a 5% stock dividend payable to shareholders of record as of April 20, 2011, and payable on May 11, 2011.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three months ended March 31, 2011 have been restated to reflect securities carried at fair value through income.  Throughout this discussion we will footnote tables that have been restated for the three months ended March 31, 2011 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Probable Loan Losses” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the FASB ASC Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.1 million at both March 31, 2011 and December 31, 2010.  The noncredit charge to other comprehensive income was estimated at $1.9 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.  There was no additional write-down of the TRUPs recognized in earnings for the three months ended March 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2011.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 12 – Employee Benefits” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality non-callable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2010.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

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

Long-term Advance Commitments. During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increases to $200 million the total amount of options of this type we have purchased.  A table detailing the optional advance commitment terms is presented in “Note 7 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees, which at March 31, 2011, were $11.0 million.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance upon exercise of the advance commitments.  If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs.  In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2011 and December 31, 2010, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in market value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the market value of the AFS securities portfolio, which could also significantly impact our equity capital.  Significant increases in interest rates could also adversely impact the fair value of securities carried at fair value through income, which could significantly impact our net income.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our Asset/Liability Committee (“ALCO”) and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

The quarter ended March 31, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $1.6 million during the three months ended March 31, 2011.  During the first quarter ended March 31, 2011, as interest rates continued to increase, we sold primarily lower yielding, longer duration municipal securities and lower coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in the higher interest rate environment.  During the first quarter ended March 31, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields increased, loans decreased and deposits increased.  The net result was an increase of $161.8 million in our investment and U.S. agency mortgage-backed securities from $1.66 billion at December 31, 2010, to $1.83 billion at March 31, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.02% at March 31, 2011.  At March 31, 2011, securities as a percentage of assets increased to 58.9%, when compared to 55.5% at December 31, 2010 and decreased as compared to 59.4% at March 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

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

During the three months ended March 31, 2011, total interest income decreased $3.1 million, or 8.8%, to $31.9 million compared to $35.0 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.51% for the three months ended March 31, 2010 to 4.93% for the three months ended March 31, 2011 which more than offset the increase in average interest earning assets of $92.7 million, or 3.4%, from $2.7 billion to $2.8 billion.  Total interest expense decreased $2.3 million, or 19.0%, to $9.6 million during the three months ended March 31, 2011 as compared to $11.9 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2011, to 1.67% from 2.09% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $36.5 million, or 1.6%, from $2.31 billion for the three months ended March 31, 2010 to $2.35 billion for the same period in 2011.

Net interest income decreased during the three months ended March 31, 2011 when compared to the same period in 2010 primarily as a result of a decrease in interest income on loans and mortgage-backed and related securities.  Our average interest earning assets increased $92.7 million, or 3.4%.  The decrease in the yield on interest earning assets is reflective of a 43 basis point decrease in the yield on loans and a 73 basis point decrease in the yield on our securities portfolio.  The decrease in the average yield on interest bearing liabilities of 42 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended March 31, 2011, our net interest spread and net interest margin decreased to 3.26% and 3.55%, respectively, from 3.42% and 3.74% when compared to the same period in 2010.

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

Average investment and mortgage-backed securities increased $60.8 million, or 3.7%, from $1.6 billion to $1.7 billion, for the three months ended March 31, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to a higher interest rate environment which resulted in buying opportunities available throughout early 2011.  At March 31, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.82% during the three months ended March 31, 2011, from 4.55% during the same period in 2010.  The decrease in the average yield primarily reflects increased amortization expense associated with increased mortgage-backed securities prepayments due to lower interest rates in the latter half of 2010 creating refinancing alternatives, tighter spreads on mortgage-backed securities and reinvesting prepayments in an overall lower interest rate environment.  Interest income on investment and mortgage-backed securities decreased $2.6 million during the three months ended March 31, 2011, or 15.1%, compared to the same period in 2010 due to a decrease in the average yield which was partially offset by the increase in the average balance.  A further decrease in long-term interest rate levels combined with lower volatility and credit spreads could negatively impact our net interest margin in the future due to increased prepayments and repricings.

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

During the three months ended March 31, 2011, our average securities increased more than our average loans compared to the same period in 2010.  The mix of our average interest earning assets reflected no change in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 61.6% during the three months ended March 31, 2011 and 2010.  Average loans were 37.9% of average total interest earning assets and other interest earning asset categories averaged 0.5% for the three months ended March 31, 2011.  During 2010, the comparable mix was 37.6% in loans and 0.8% in the other interest earning asset categories.

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

Average long-term interest bearing liabilities consisting of FHLB advances decreased $141.3 million, or 28.8%, during the three months ended March 31, 2011 to $348.4 million as compared to $489.7 million for the three months ended March 31, 2010.  Interest expense associated with long-term FHLB advances decreased $1.3 million, or 30.5%, and the average rate paid decreased eight basis points for the three months ended March 31, 2011 when compared to the same period in 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $150 million par in long-term advance commitments from the FHLB.  During the second half of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2011 we entered into an additional $50 million of these options to fund two years forward from the advance commitment date, for a total of $200 million.  In order to obtain these commitments from the FHLB, we paid fees, which at March 31, 2011, were $11.0 million.  The fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised, or they are impaired, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

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

	(7) AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2011 (7)			March 31, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,069,043	$18,205	6.91%	$1,025,834	$18,558	7.34%
Loans Held For Sale	3,722	37	4.03%	3,144	31	4.00%
Securities:
Investment Securities (Taxable)(4)	9,056	18	0.81%	9,355	26	1.13%
Investment Securities (Tax-Exempt)(3)(4)	305,066	4,786	6.36%	247,646	4,208	6.89%
Mortgage-backed and Related Securities (4)(7)	1,396,622	11,297	3.28%	1,392,925	14,277	4.16%
Total Securities	1,710,744	16,101	3.82%	1,649,926	18,511	4.55%
FHLB stock and other investments, at cost	32,485	80	1.00%	39,068	82	0.85%
Interest Earning Deposits	16,062	10	0.25%	21,358	11	0.21%
Total Interest Earning Assets	2,832,056	34,433	4.93%	2,739,330	37,193	5.51%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	45,705			47,162
Bank Premises and Equipment	50,371			47,191
Other Assets (7)	110,987			122,258
Less: Allowance for Loan Loss	(20,053)			(19,811)
Total Assets	$3,019,066			$2,936,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$80,882	60	0.30%	$71,455	83	0.47%
Time Deposits	845,905	2,801	1.34%	734,287	3,660	2.02%
Interest Bearing Demand Deposits	790,440	1,175	0.60%	692,601	1,262	0.74%
Total Interest Bearing Deposits	1,717,227	4,036	0.95%	1,498,343	5,005	1.35%
Short-term Interest Bearing Liabilities	219,113	1,729	3.20%	260,281	1,680	2.62%
Long-term Interest Bearing Liabilities – FHLB Dallas	348,401	3,076	3.58%	489,658	4,424	3.66%
Long-term Debt (5)	60,311	805	5.41%	60,311	802	5.39%
Total Interest Bearing Liabilities	2,345,052	9,646	1.67%	2,308,593	11,911	2.09%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	430,368			391,603
Other Liabilities (7)	25,163			26,037
Total Liabilities	2,800,583			2,726,233

SHAREHOLDERS’ EQUITY (6)(7)	218,483			209,897
Total Liabilities and Shareholders’ Equity	$3,019,066			$2,936,130
NET INTEREST INCOME		$24,787			$25,282
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.55%			3.74%
NET INTEREST SPREAD			3.26%			3.42%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $971 and $824 for the three months ended March 31, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,557 and $1,382 for the three months ended March 31, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,505 and $847 for the three months ended March 31, 2011 and 2010, respectively.
(7)	Information has been restated for the three months ended March 31, 2011 to reflect the securities carried at fair value through income and the corresponding deferred tax component.

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

Noninterest income was $9.6 million for the three months ended March 31, 2011 compared to $14.4 million for the same period in 2010, a decrease of $4.7 million, or 33.0%.  During the three months ended March 31, 2011, we had gains on sale of AFS securities of $1.6 million compared to gains of $8.4 million for the same period in 2010.  The fair value of the AFS securities portfolio at March 31, 2011 was $1.20 billion with a net unrealized gain on that date of $19.2 million.  The net unrealized gain is comprised of $27.3 million in unrealized gains and $8.1 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2011 was $404.5 million with a net unrealized gain on that date of $6.4 million.  The net unrealized gain is comprised of $7.6 million in unrealized gains and $1.2 million in unrealized losses.  During the three months ended March 31, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $1.6 million and a gain of $254,000 on the sale of securities carried at fair value through income during the three months ended March 31, 2011.  As interest rates increased during the first quarter of 2011 we sold selected primarily low coupon and long duration municipal securities and low coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in a higher interest rate environment.  There can be no assurance that the level of security gains reported during the three months ended March 31, 2011, will continue in future periods.

During the three months ended March 31, 2011, the fair value of our securities carried at fair value through income increased $1.6 million.

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

Income Taxes

Pre-tax income for the three months ended March 31, 2011 was $11.0 million compared to $16.1 million for the same period in 2010.  Income tax expense was $1.8 million for the three months ended March 31, 2011 compared to $4.0 million for the three months ended March 31, 2010.  The effective tax rate as a percentage of pre-tax income was 16.2% for the three months ended March 31, 2011, compared to 24.5% for the three months ended March 31, 2010.  The decrease in the effective tax rate and income tax expense for the three months ended March 31, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at March 31, 2011, was $223.7 million, representing an increase of 4.3%, or $9.2 million from December 31, 2010 and represented 7.2% of total assets at March 31, 2011 compared to 7.1% at December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $8.4 million, the issuance of $292,000 in common stock (14,538 shares) through our incentive stock option and dividend reinvestment plans, a decrease in accumulated other comprehensive loss of $3.2 million, which was partially offset by $2.7 million in dividends paid.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011 (2):	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$280,615	21.59%	$103,988	8.00%	N/A	N/A
Bank Only	$272,822	21.00%	$103,930	8.00%	$129,912	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$264,280	20.33%	$51,994	4.00%	N/A	N/A
Bank Only	$256,487	19.74%	$51,965	4.00%	$77,947	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$264,280	8.87%	$119,231	4.00%	N/A	N/A
Bank Only	$256,487	8.61%	$119,125	4.00%	$148,906	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$273,787	21.07%	$103,978	8.00%	N/A	N/A
Bank Only	$262,798	20.24%	$103,879	8.00%	$129,848	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,449	19.81%	$51,989	4.00%	N/A	N/A
Bank Only	$246,460	18.98%	$51,939	4.00%	$77,909	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,449	8.44%	$122,026	4.00%	N/A	N/A
Bank Only	$246,460	8.09%	$121,893	4.00%	$152,367	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies
(2)	The table as of March 31, 2011 has been restated to reflect the impact on our capital of securities carried at fair value through income.

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2011, these investments were 14.2% of total assets as compared to 16.8% at December 31, 2010 and 14.8% at March 31, 2010.  The decrease to 14.2% at March 31, 2011 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has four lines of credit for the purchase of overnight federal funds at prevailing rates.  Three $15.0 million and one $10.0 million unsecured lines of credit have been established with Bank of America, Frost Bank, Sterling Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2011.  At March 31, 2011, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $500.4 million, net of FHLB stock purchases required.  Southside Bank obtained $24.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

For the three months ended March 31, 2011, loan charge-offs were $4.0 million and recoveries were $979,000, resulting in net charge-offs of $3.1 million.  For the three months ended March 31, 2010, loan charge-offs were $4.9 million and recoveries were $631,000, resulting in net charge-offs of $4.3 million.  The decrease in net charge-offs was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $2.1 million for the three months ended March 31, 2011, compared to $3.9 million for the comparable period in 2010. The decrease in provision expense for the three months ended March 31, 2011 compared to the same period in 2010 was primarily a result of the decrease in nonperforming loans.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed May 6, 2011, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 31, 2011 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.  Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management has identified the following material weakness in internal control over financial reporting as of March 31, 2011:

•
We did not adequately design security price verification controls.  Specifically, we did not perform adequate price verification procedures to determine that security prices obtained from the third party pricing service which are utilized to record securities at fair value were accurate.  The control deficiency resulted in certain pricing errors, including for certain securities which were acquired with a significant premium that required specific accounting in accordance with generally accepted accounting principles.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended March 31, 2011, and revisions to the Company's consolidated financial statements for the year ended December 31, 2010.  Additionally, this control deficiency could result in future material misstatements of the available for sale or held to maturity securities and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

Remediation Plan for Material Weakness

Our management has dedicated significant resources to correcting the accounting errors and to ensuring that we take proper steps to improve our internal control over financial reporting in the areas of price valuation and remedy our material weakness in our internal control over financial reporting and disclosure controls and procedures.

Subsequent to December 31, 2011, we enhanced our price verification controls.  We will utilize multiple pricing services to assist with our price verification procedures.  In addition, procedures will be designed to review security prices with variances outside predetermined ranges.

We will continue to take action to remediate the material weakness in our internal control over financial reporting.  Our management is committed to implementing additional control policies and procedures, and we will continually update our audit committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented.  We believe our remediation efforts, when completed, will be sufficient to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Since December 31, 2011, we have begun the implementation of the remedial actions described above.  However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at March 31, 2011 such litigation is not material to our financial position or results of operations.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q/A and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

DATE: April 30, 2012

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal
Financial Officer)

DATE: April 30, 2012

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

*The certifications attached as Exhibit 32 accompany this quarterly report on Form 10-Q/A and are “furnished” to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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