Form 10-Q/A
period 2011-06-30
SOUTHSIDE BANCSHARES INC
filed 2012-04-30
CIK 705432

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Original Filing”).  This amendment is being filed to reflect the restatement of i) the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and ii) other information related to such restated financial information.  Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Original Filing is amended by this Form 10-Q/A.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)	June 30,	December 31,
(in thousands, except share amounts)	2011	2010
ASSETS	(Restated)

Cash and due from banks	$46,090	$56,188
Interest earning deposits	2,364	22,885
Total cash and cash equivalents	48,454	79,073
Investment securities:
Available for sale, at estimated fair value	302,038	299,344
Held to maturity, at amortized cost	1,996	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	783,588	886,574
Securities carried at fair value through income	367,140	72,176
Held to maturity, at amortized cost	385,221	405,367
FHLB stock, at cost	25,524	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	2,738	6,583
Loans:
Loans	1,038,808	1,077,920
Less: allowance for loan losses	(19,409)	(20,711)
Net Loans	1,019,399	1,057,209
Premises and equipment, net	50,568	50,144
Goodwill	22,034	22,034
Other intangible assets, net	642	777
Interest receivable	19,403	18,033
Deferred tax asset	–	6,603
Other assets	87,659	57,571
TOTAL ASSETS	$3,118,468	$2,999,759
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$515,591	$423,304
Interest bearing	1,723,946	1,711,124
Total Deposits	2,239,537	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	3,077	3,844
FHLB advances	254,803	189,094
Other obligations	2,909	2,651
Total Short-term obligations	260,789	195,589
Long-term obligations:
FHLB advances	277,979	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	338,290	433,790
Deferred tax liability	2,396	–
Other liabilities	30,862	20,378
TOTAL LIABILITIES	2,871,874	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,474,045 shares issued in 2011 and 17,660,312 shares issued in 2010	23,092	22,075
Paid-in capital	178,450	162,877
Retained earnings	63,738	64,179
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	7,695	(6,293)
TOTAL SHAREHOLDERS' EQUITY	244,598	214,461
Noncontrolling interest	1,996	1,113
TOTAL EQUITY	246,594	215,574
TOTAL LIABILITIES AND EQUITY	$3,118,468	$2,999,759

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)	Three Months		Six Months
(in thousands, except per share data)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Interest income
Loans	$17,130	$17,437	$34,401	$35,202
Investment securities – taxable	20	26	38	52
Investment securities – tax-exempt	3,209	3,017	6,438	5,843
Mortgage-backed and related securities	13,310	10,282	24,607	24,559
FHLB stock and other investments	52	59	132	141
Other interest earning assets	3	4	13	15
Total interest income	33,724	30,825	65,629	65,812
Interest expense
Deposits	4,051	4,733	8,087	9,738
Short-term obligations	1,705	1,867	3,434	3,547
Long-term obligations	3,401	4,855	7,282	10,081
Total interest expense	9,157	11,455	18,803	23,366
Net interest income	24,567	19,370	46,826	42,446
Provision for loan losses	1,860	2,260	3,998	6,127
Net interest income after provision for loan losses	22,707	17,110	42,828	36,319
Noninterest income
Deposit services	4,028	4,400	7,907	8,464
Gain on sale of securities available for sale	3,920	6,661	5,471	15,016
Gain on sale of securities carried at fair value through income	84	–	338	–

Total other-than-temporary impairment losses	–	–	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–	(36)
Net impairment losses recognized in earnings	–	–	–	(75)

Fair value gain (loss) – securities	2,456	–	4,083	–
Gain on sale of loans	282	399	565	680
Trust income	645	561	1,296	1,091
Bank owned life insurance income	261	285	547	570
Other	959	864	2,064	1,797
Total noninterest income	12,635	13,170	22,271	27,543
Noninterest expense
Salaries and employee benefits	11,622	11,215	23,313	22,157
Occupancy expense	1,778	1,662	3,499	3,305
Equipment expense	525	472	1,018	909
Advertising, travel & entertainment	550	544	1,103	1,081
ATM and debit card expense	266	212	481	379
Director fees	200	216	391	393
Supplies	161	206	385	476
Professional fees	457	539	1,012	945
Postage	186	231	365	417
Telephone and communications	345	346	682	719
FDIC Insurance	735	689	1,498	1,368
Other	1,291	1,647	3,101	3,282
Total noninterest expense	18,116	17,979	36,848	35,431

Income before income tax expense	17,226	12,301	28,251	28,431
Provision for income tax expense	4,100	2,530	5,886	6,485
Net income	13,126	9,771	22,365	21,946
Less: Net income attributable to the noncontrolling interest	(493)	(519)	(1,358)	(1,049)
Net income attributable to Southside Bancshares, Inc.	$12,633	$9,252	$21,007	$20,897
Earnings per common share – basic	$0.77	$0.56	$1.28	$1.26
Earnings per common share – diluted	$0.77	$0.56	$1.28	$1.26
Dividends paid per common share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)					Accu-
(in thousands, except share amounts)					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2009	$20,928	$146,357	$53,812	$(23,545)	$4,229	$468	$202,249
Comprehensive income:
Net Income			20,897			1,049	21,946
Net unrealized gains on available for sale securities, net of tax					9,008		9,008
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(9,760)		(9,760)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax					23		23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax					49		49
Adjustment to net periodic benefit cost, net of tax					407		407
Total comprehensive income							21,673
Issuance of common stock (106,936 shares)	134	767					901
Purchase of common stock (1,101 shares)				(24)			(24)
Tax benefit of incentive stock options		316					316
Capital distribution to noncontrolling interest shareholders						(310)	(310)
Dividends paid on common stock ($0.34 per share)			(5,241)				(5,241)
Stock dividend declared	943	14,570	(15,513)				–
Balance at June 30, 2010	$22,005	$162,010	$53,955	$(23,569)	$3,956	$1,207	$219,564

Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			21,007			1,358	22,365
Net unrealized gains on available for sale securities, net of tax					17,082		17,082
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(3,556)		(3,556)
Adjustment to net periodic benefit cost, net of tax					462		462
Total comprehensive income							36,353
Issuance of common stock (28,869 shares)	36	531					567
Stock compensation expense		26					26
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Dividends paid on common stock ($0.34 per share)			(5,453)				(5,453)
Stock dividend declared	981	15,014	(15,995)				–
Balance at June 30, 2011 (Restated)	$23,092	$178,450	$63,738	$(28,377)	$7,695	$1,996	$246,594

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$22,365	$21,946
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,646	1,568
Amortization of premium	16,782	18,038
Accretion of discount and loan fees	(2,327)	(2,545)
Provision for loan losses	3,998	6,127
Stock compensation expense	26	–
Deferred tax expense (benefit)	1,467	171
Gain on sale of securities carried at fair value through income	(338)	–
Gain on sale of securities available for sale	(5,471)	(15,016)
Fair value (gain) loss – securities	(4,083)	–
Net other-than-temporary impairment losses	–	75
Loss (gain) on sale of assets	3	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	145	20
Gain on sale of other real estate owned	(221)	(12)
Net change in:
Interest receivable	(1,370)	1,098
Other assets	(2,593)	(1,513)
Interest payable	(575)	(548)
Other liabilities	2,364	2,799
Loans held for sale	3,845	(681)
Net cash provided by operating activities	35,753	31,520

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(6,394)	(258,935)
Maturities, calls and principal repayments	23,373	38,012
Securities available for sale:
Purchases	(350,206)	(775,431)
Sales	326,701	799,647
Maturities, calls and principal repayments	138,176	209,582
Securities carried at fair value through income:
Purchases	(344,728)	–
Sales	16,248	–
Maturities, calls and principal repayments	13,919	–
Proceeds from redemption of FHLB stock	14,811	2,638
Purchases of FHLB stock and other investments	(5,623)	(105)
Net decrease in loans	32,740	8,995
Purchases of premises and equipment	(2,169)	(3,600)
Proceeds from sales of premises and equipment	6	38
Proceeds from sales of other real estate owned	306	722
Proceeds from sales of repossessed assets	2,767	2,740
Net cash (used in) provided by investing activities	(140,073)	24,303

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED) (continued)
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Restated)

FINANCING ACTIVITIES:
Net increase in demand and savings accounts	87,107	135,317
Net increase (decrease) in certificates of deposit	22,511	(57,713)
Net decrease in federal funds purchased and repurchase agreements	(767)	(9,552)
Proceeds from FHLB advances	3,349,032	4,261,610
Repayment of FHLB advances	(3,378,823)	(4,387,008)
Net capital distributions to noncontrolling interest in consolidated entities	(475)	(310)
Tax benefit of incentive stock options	2	316
Purchase of common stock	–	(24)
Proceeds from the issuance of common stock	567	901
Dividends paid	(5,453)	(5,241)
Net cash provided by (used in) financing activities	73,701	(61,704)

Net decrease in cash and cash equivalents	(30,619)	(5,881)
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$48,454	$46,285

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$19,378	$23,914
Income taxes paid	$3,500	$4,650

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$2,779	$3,747
Adjustment to pension liability	$(711)	$(626)
5% stock dividend	$15,995	$15,513
Unsettled trades to purchase securities	$(9,145)	$(2,280)
Unsettled trades to sell securities	$31,919	$24,396

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Accounting Standards

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for us on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 10 – Fair Value Measurement.

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

In addition to the error related to the accounting for securities with an embedded derivative mentioned above, we determined that during the first two quarters of 2011, we incorrectly priced securities acquired with a significant premium.

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

The aggregate income resulting from the changes in the fair value of certain securities for the first two quarters of 2011 was approximately $4.1 million, which should have been recorded between the first two quarterly periods of 2011.

The correction of the errors resulted in an increase in net income of $1.6 million for the three months ended June 30, 2011 resulting in net income attributable to Southside Bancshares, Inc. of $12.6 million for that period, and an increase in net income of approximately $2.7 million for the six months ended June 30, 2011, resulting in net income attributable to Southside Bancshares, Inc. of $21.0 million for that period.

A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of June 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Balance Sheet

Mortgage-backed and related securities:
Available for sale, at estimated fair value (1)	$1,136,961	$(353,373)	$783,588
Securities carried at fair value through income (1)	–	367,140	367,140
Held to maturity, at amortized cost (1)	395,728	(10,507)	385,221
Total assets	3,115,208	3,260	3,118,468

Deferred tax liability (2)	1,255	1,141	2,396
Total liabilities	2,870,733	1,141	2,871,874

Retained earnings (3)	61,472	2,266	63,738
Accumulated other comprehensive income (loss) (4)	7,842	(147)	7,695
Total shareholders’ equity	242,479	2,119	244,598
Total equity	244,475	2,119	246,594
Total liabilities and equity	3,115,208	3,260	3,118,468

“As Originally Reported” reflects balances reported in the June 30, 2011 Form 10-Q filed on August 8, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances and are described below.

Balance Sheet Corrections:

(1)
The decrease in mortgage-backed securities available for sale and held to maturity for the six months ended June 30, 2011 reflects the reclassification of securities with an embedded derivative and purchased at a significant premium, which we have defined as greater than 111.111%, to securities carried at fair value through income.

(2)
The correction to the deferred tax liability occurred as a result of recording the fair value on the securities through income rather than accumulated other comprehensive income.  In addition, the deferred tax liability changed as a result of the deferral of tax deductibility of the fair value gains on securities carried at fair value through income.

(3)	Retained earnings increased due to the increase in fair value gains on securities carried at fair value through income for the six months ended June 30, 2011.

(4)	Accumulated other comprehensive income increased as a result of reversing the incorrect fair values on the securities previously classified as available for sale at June 30, 2011.

	For the six months ended June 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Statement of Income

Gain on sale of securities available for sale (1)	$5,809	$(338)	$5,471
Gain on sale of securities carried at fair value through income (1)	–	338	338
Fair value gain (loss) – securities (2)	–	4,083	4,083
Total noninterest income	18,188	4,083	22,271
Income before income tax expense	24,168	4,083	28,251
Provision for income tax expense (3)	4,457	1,429	5,886
Net income	19,711	2,654	22,365
Net income attributable to Southside Bancshares, Inc.	18,353	2,654	21,007
Earnings per common share – basic	1.12	0.16	1.28
Earnings per common share – diluted	1.12	0.16	1.28

	For the three months ended June 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Statement of Income

Gain on sale of securities available for sale (1)	$4,004	$(84)	$3,920
Gain on sale of securities carried at fair value through income (1)	–	84	84
Fair value gain (loss) – securities (2)	–	2,456	2,456
Total noninterest income	10,179	2,456	12,635
Income before income tax expense	14,770	2,456	17,226
Provision for income tax expense (3)	3,241	859	4,100
Net income	11,529	1,597	13,126
Net income attributable to Southside Bancshares, Inc.	11,036	1,597	12,633
Earnings per common share – basic	0.67	0.10	0.77
Earnings per common share – diluted	0.67	0.10	0.77

“As Originally Reported” reflects balances reported in the June 30, 2011 Form 10-Q filed on August 8, 2011.

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

(3)	The change in provision (benefit) for income tax expense is a direct result of the changes in income.

	As of and for the six months ended June 30, 2011
	As Originally Reported	Corrections	As Restated

Consolidated Statement of Changes in Equity

Retained earnings:
Balance, beginning of period	$64,567	$(388)	$64,179
Net income attributable to Southside Bancshares, Inc.	18,353	2,654	21,007
Balance, end of period	61,472	2,266	63,738

Accumulated other comprehensive income (loss):
Balance, beginning of period	(6,819)	526	(6,293)
Net unrealized gains on available for sale securities, net of tax	17,975	(893)	17,082
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(3,776)	220	(3,556)
Net change in accumulated other comprehensive income (loss)	14,661	(673)	13,988
Balance, end of period	7,842	(147)	7,695

Total shareholders’ equity	242,479	2,119	244,598
Total equity	244,475	2,119	246,594

Comprehensive income:
Net income	19,711	2,654	22,365
Net change in accumulated other comprehensive income (loss)	14,661	(673)	13,988
Comprehensive income	34,372	1,981	36,353
Comprehensive income attributable to Southside Bancshares, Inc.	33,014	1,981	34,995

Consolidated Statement of Cash Flow

Operating Activities:
Net income	$19,711	$2,654	$22,365
Deferred tax expense (benefit)	38	1,429	1,467
Gain on sale of securities carried at fair value through income	–	(338)	(338)
Gain on sale of securities available for sale	(5,809)	338	(5,471)
Fair value gain (loss) – securities	–	(4,083)	(4,083)
Net cash provided by operating activities	35,753	–	35,753

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	24,730	(1,357)	23,373
Securities available for sale:
Purchases	(694,934)	344,728	(350,206)
Sales	342,949	(16,248)	326,701
Maturities, calls and principal repayments	150,738	(12,562)	138,176
Securities carried at fair value through income:
Purchases	–	(344,728)	(344,728)
Sales	–	16,248	16,248
Maturities, calls and principal repayments	–	13,919	13,919
Net cash used in investing activities	(140,073)	–	(140,073)

“As Originally Reported” reflects balances reported in the June 30, 2011 Form 10-Q filed on August 8, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances.

3.	Earnings Per Share - (2011 Restated)

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net Income - Southside Bancshares, Inc.	$12,633	$9,252	$21,007	$20,897

Basic weighted-average shares outstanding	16,439	16,605	16,432	16,573
Add: Stock options	6	30	5	48
Diluted weighted-average shares outstanding	16,445	16,635	16,437	16,621

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.77	$0.56	$1.28	$1.26

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.77	$0.56	$1.28	$1.26

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

4.	Comprehensive Income (Loss) - (2011 Restated)

The components of other comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30, 2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$26,280	$(9,198)	$17,082
Less: reclassification adjustment for gains included in net income	5,471	(1,915)	3,556
Net unrealized gains on securities	20,809	(7,283)	13,526
Change in pension plans	711	(249)	462
Other comprehensive income	$21,520	$(7,532)	$13,988

	Three Months Ended June 30, 2011
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$20,126	$(7,044)	$13,082
Less: reclassification adjustment for gains included in net income	3,920	(1,372)	2,548
Net unrealized gains on securities	16,206	(5,672)	10,534
Change in pension plans	356	(125)	231
Other comprehensive income	$16,562	$(5,797)	$10,765

	Six Months Ended June 30, 2010
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$13,859	$(4,851)	$9,008
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	15,016	(5,256)	9,760
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,046)	366	(680)
Change in pension plans	626	(219)	407
Other comprehensive loss	$(420)	$147	$(273)

	Three Months Ended June 30, 2010
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$12,998	$(4,550)	$8,448
Noncredit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains included in net income	6,661	(2,332)	4,329
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized gains on securities	6,337	(2,218)	4,119
Change in pension plans	379	(133)	246
Other comprehensive income	$6,716	$(2,351)	$4,365

5.	Securities - (2011 Restated)

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2011 and December 31, 2010, are reflected in the tables below (in thousands):

	June 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$292,413	$10,379	$–	$1,711	$301,081
Other Stocks and Bonds	2,925	–	1,968	–	957
Mortgage-backed Securities:
U.S. Government Agencies	142,383	7,392	–	97	149,678
Government-Sponsored Enterprises	612,512	21,701	–	303	633,910
Total	$1,050,233	$39,472	$1,968	$2,111	$1,085,626

	June 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$500	$–	$	$–	$500
State and Political Subdivisions	1,011	123	–	–	1,134
Other Stocks and Bonds	485	16	–	–	501
Mortgage-backed Securities:
U.S. Government Agencies	18,679	868	–	–	19,547
Government-Sponsored Enterprises	366,542	14,688	–	7	381,223
Total	$387,217	$15,695	$–	$7	$402,905

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	145,136	5,296	–	159	150,273
Government-Sponsored Enterprises	721,908	16,035	–	1,642	736,301
Total	$1,171,218	$25,777	$2,736	$8,341	$1,185,918

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:
U.S. Government Agencies	20,821	566	–	55	21,332
Government-Sponsored Enterprises	384,546	8,576	–	589	392,533
Total	$406,862	$9,200	$–	$644	$415,418

Securities carried at fair value through income were as follows (in thousands):

	At June 30,	At December 31,
	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$14,410	$5,392
Government-Sponsored Enterprises	352,730	66,784
Total	$367,140	$72,176

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net gain on sales transactions	$338	$–
Net mark-to-market gains (losses)	4,083	–
Net gain on securities carried at fair value through income	$4,421	$–

	Three Months Ended June 30,
	2011	2010
Net gain on sales transactions	$84	$–
Net mark-to-market gains (losses)	2,456	–
Net gain on securities carried at fair value through income	$2,540	$–

The following table represents the unrealized loss on securities for the six months ended June 30, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2011:

Available for Sale
State and Political Subdivisions	$66,071	$1,672	$271	$39	$66,342	$1,711
Other Stocks and Bonds	–	–	957	1,968	957	1,968
Mortgage-Backed Securities	87,734	370	4,977	30	92,711	400
Total	$153,805	$2,042	$6,205	$2,037	$160,010	$4,079

Held to Maturity
Mortgage-Backed Securities	$568	$7	$–	$–	$568	$7
Total	$568	$7	$–	$–	$568	$7

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	267,014	1,712	12,184	89	279,198	1,801
Total	$403,685	$8,213	$12,643	$2,864	$416,328	$11,077

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$–	$–	$52,676	$644
Total	$52,676	$644	$–	$–	$52,676	$644

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

There were no securities transferred from AFS to HTM during the six months ended June 30, 2011 or 2010.  There were no sales from the HTM portfolio during the six months ended June 30, 2011 or 2010.  There were $387.2 million of securities classified as HTM for the six months ended June 30, 2011 compared to $406.9 million of securities classified as HTM for the year ended December 31, 2010.

Of the $5.5 million in net securities gains from the AFS portfolio for the six months ended June 30, 2011, there were $5.6 million in realized gains and $115,000 in realized losses.  Of the $15.0 million in net securities gains from the AFS portfolio for the six months ended June 30, 2010, there were $17.2 million in realized gains and $2.2 million in realized losses.

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

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Available for sale securities:

Investment Securities
Due in one year or less	$2,636	$2,661
Due after one year through five years	7,001	7,188
Due after five years through ten years	25,640	26,728
Due after ten years	260,061	265,461
	295,338	302,038
Mortgage-backed securities	754,895	783,588
Total	$1,050,233	$1,085,626

	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Held to maturity securities:

Investment Securities
Due in one year or less	$500	$500
Due after one year through five years	–	–
Due after five years through ten years	485	501
Due after ten years	1,011	1,134
	1,996	2,135
Mortgage-backed securities	385,221	400,770
Total	$387,217	$402,905

Investment and mortgage-backed securities with book values of $908.0 million at June 30, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

6.	Loans and Allowance for Probable Loan Losses

The following table sets forth loan totals for the periods presented (in thousands):

	At	At
	June 30,	December 31,
	2011	2010
Real Estate Loans:
Construction	$108,851	$115,094
1-4 Family residential	221,283	219,031
Other	193,341	200,723
Commercial loans	134,197	148,761
Municipal loans	200,537	196,594
Loans to individuals	180,599	197,717
Total loans	$1,038,808	$1,077,920

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

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,829	$–	$3,983	$3,983	$591	$4,155
1-4 Family residential	2,819	–	2,741	2,741	489	2,524
Other	2,606	–	2,194	2,194	227	1,865
Commercial loans	1,850	–	1,797	1,797	684	1,876
Municipal loans	–	–	–	–	–	–
Loans to individuals	4,399	27	4,188	4,215	1,151	5,409
Total	$16,503	$27	$14,903	$14,930	$3,142	$15,829

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$6,045	$–	$4,730	$4,730	$562	$6,013
1-4 Family residential	2,453	–	2,354	2,354	426	1,250
Other	1,807	–	1,428	1,428	179	1,445
Commercial loans	1,826	–	1,799	1,799	719	1,950
Municipal loans	–	–	–	–	–	–
Loans to individuals	6,854	69	6,388	6,457	1,978	7,904
Total	$18,985	$69	$16,699	$16,768	$3,864	$18,562

7.	Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010

FHLB Advances (1)	$277,979	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$338,290	$433,790

(1)	At June 30, 2011, the weighted average cost of these advances was 3.61%. FHLB Advances have maturities ranging from July 2012 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.18575% through September 29, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.0585% through August 22, 2011 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

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

9.	Share-based Incentive Plans

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

10.	Fair Value Measurement - (2011 Restated)

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

We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies and their Statement on Standards for Attestation Engagements – Reporting on Controls of a Service Organization (“SSAE 16”) for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, three additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
State and Political Subdivisions	$–	$301,081	$–	$301,081
Other Stocks and Bonds	–	–	957	957
Mortgage-backed Securities:
U.S. Government Agencies	–	149,678	–	149,678
Government-Sponsored Enterprise	–	633,910	–	633,910
Total	$–	$1,084,669	$957	$1,085,626

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$14,410	$–	$14,410
Government-Sponsored Enterprise	–	352,730	–	352,730
Total	$–	$367,140	$–	$367,140

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	150,273	–	150,273
Government-Sponsored Enterprise	–	736,301	–	736,301
Total	$4,893	$1,180,836	$189	$1,185,918

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$5,392	$–	$5,392
Government-Sponsored Enterprise	–	66,784	–	66,784
Total	$–	$72,176	$–	$72,176

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

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand alone basis as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At June 30, 2011, we had $367.1 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $2.5 million and $4.1 million, respectively, for the three and six months ended June 30, 2011.  At June 30, 2011, we had no securities classified as securities carried at fair value through income.  We did not have any changes in fair value recorded in income during the three and six months ended June 30, 2010.

Assets and liabilities accounted for at fair value through income are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we reported at fair value through income are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Six Months Ended June 30,
	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$50	$–
Government-Sponsored Enterprises	4,033	–
Total	$4,083	$–

	Three Months Ended June 30,
	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$61	$–
Government-Sponsored Enterprises	2,395	–
Total	$2,456	$–

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

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,454	$48,454	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	302,038	302,038	299,344	299,344
Held to maturity, at amortized cost	1,996	2,135	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	783,588	783,588	886,574	886,574
Securities carried at fair value through income	367,140	367,140	72,176	72,176
Held to maturity, at amortized cost	385,221	400,770	405,367	413,865
FHLB stock and other investments, at cost	27,588	27,588	36,776	36,776
Loans, net of allowance for loan losses	1,019,399	1,023,990	1,057,209	1,066,125
Loans held for sale	2,738	2,738	6,583	6,583

Financial liabilities:
Retail deposits	$2,239,537	$2,243,214	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	3,077	3,077	3,844	3,844
FHLB advances	532,782	549,399	562,573	578,561
Long-term debt	60,311	45,918	60,311	50,673

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

12.         Subsequent Events

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

We reported an increase in net income for the three and six months ended June 30, 2011 compared to the same periods in 2010.  Net income attributable to Southside Bancshares, Inc. for the three and six months ended June 30, 2011 was $12.6 million and $21.0 million, respectively, compared to $9.3 million and $20.9 million, respectively, for the same periods in 2010.

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three and six months ended June 30, 2011 have been restated to reflect securities carried at fair value through income.  Throughout this discussion we will footnote tables that have been restated for the three and six months ended June 30, 2011 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

At September 30, 2008 and continuing at June 30, 2011, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at June 30, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and  will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2011 we have in AFS Other Stocks and Bonds $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at June 30, 2011 for the TRUPs is approximately $1.0 million and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2011.

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

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2011 and December 31, 2010, are included in “Note 11 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

The quarter ended June 30, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.9 million during the three months ended June 30, 2011.  During the quarter ended June 30, 2011, as interest rates decreased, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in the higher interest rate environment.  During the quarter ended June 30, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields decreased due to increased global economic concerns, loans decreased and deposits increased.  The net result was an increase of $13.2 million in our investment and U.S. agency mortgage-backed securities from $1.83 billion at March 31, 2011, to $1.84 billion at June 30, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.10% at June 30, 2011.  At June 30, 2011, securities as a percentage of assets increased to 59.0%, when compared to 58.9% at March 31, 2011 and 55.5% at December 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

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

During the six months ended June 30, 2011, total interest income decreased $183,000, or 0.3%, to $65.6 million compared to $65.8 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.10% for the six months ended June 30, 2010 to 5.01% for the six months ended June 30, 2011 which more than offset the increase in average interest earning assets of $68.3 million, or 2.5%, from $2.78 billion to $2.85 billion.  Total interest expense decreased $4.6 million, or 19.5%, to $18.8 million during the six months ended June 30, 2011 as compared to $23.4 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2011, to 1.62% from 2.02% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $10.1 million, or 0.4%, from $2.33 billion for the six months ended June 30, 2010 to $2.34 billion for the same period in 2011.

Net interest income increased during the three months ended June 30, 2011 when compared to the same period in 2010 primarily as a result of an increase in interest income on mortgage-backed and related securities.  Our average interest earning assets increased $44.1 million, or 1.6%.  The increase in the yield on interest earning assets is reflective of a 70 basis point increase in the yield on our securities portfolio while offset by a 28 basis point decrease in the yield on loans.  The decrease in the average yield on interest bearing liabilities of 38 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended June 30, 2011, our net interest spread and net interest margin increased to 3.52% and 3.80%, respectively, from 2.77% and 3.09% when compared to the same period in 2010.

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

Average investment and mortgage-backed securities increased $41.7 million, or 2.4%, from $1.70 billion to $1.74 billion, for the six months ended June 30, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to buying opportunities available throughout early 2011 and increased volatility during the second quarter.  At June 30, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities increased slightly to 3.96% during the six months ended June 30, 2011, from 3.95% during the same period in 2010.  The increase in the average yield primarily reflects decreased amortization expense associated with decreased mortgage-backed securities prepayments during 2011 when compared to 2010.  During the first six months of 2010, prepayments on our mortgage-backed securities increased significantly due to a one time prepayment event caused by a Fannie Mae and Freddie Mac announcement that they had not repurchased delinquent mortgage loans from mortgage pools for several months and would be repurchasing those loans primarily during the first six months of 2010.  This caused a significant one time prepayment event that increased our amortization expense significantly during the first six months of 2010.  Interest income on investment and mortgage-backed securities increased $629,000 during the six months ended June 30, 2011, or 2.1%, compared to the same period in 2010 due to an increase in the average yield and the average balance.  For the three months ended June 30, 2011, average investment and mortgage-backed securities increased $22.7 million, or 1.3%, to $1.77 billion, when compared to $1.75 billion for the same period in 2010.  The overall yield on average investment and mortgage-backed securities increased to 4.09% during the three months ended June 30, 2011, from 3.39% during the same period in 2010.  Interest income from investment and mortgage-backed securities increased $3.2 million, or 24.1%, to $16.5 million for the three months ended June 30, 2011, compared to $13.3 million for the same period in 2010.  The increase in the average yield primarily reflects decreased amortization expense associated with increased mortgage-backed securities prepayments due to lower interest rates in the latter half of 2010 creating refinancing alternatives, tighter spreads on mortgage-backed securities and reinvesting prepayments in an overall lower interest rate environment.  The increase in interest income for the three months is due to the Fannie Mae and Freddie Mac prepayments discussed above.

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

During the six months ended June 30, 2011, our average securities increased less than our average loans compared to the same period in 2010.  The mix of our average interest earning assets reflected a decrease in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 62.3% during the six months ended June 30, 2011 compared to 62.6% during the same period in 2010.  Average loans were 37.3% of average total interest earning assets and other interest earning asset categories averaged 0.4% for the six months ended June 30, 2011.  During 2010, the comparable mix was 36.9% in loans and 0.5% in the other interest earning asset categories.

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

	(7) AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2011 (7)			June 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,059,313	$36,281	6.91%	$1,020,908	$36,779	7.26%
Loans Held For Sale	3,106	68	4.41%	3,735	71	3.83%
Securities:
Investment Securities (Taxable)(4)	7,058	38	1.09%	9,373	52	1.12%
Investment Securities (Tax-Exempt)(3)(4)	302,421	9,564	6.38%	256,041	8,702	6.85%
Mortgage-backed and Related Securities (4)(7)	1,433,080	24,607	3.46%	1,435,493	24,559	3.45%
Total Securities	1,742,559	34,209	3.96%	1,700,907	33,313	3.95%
FHLB stock and other investments, at cost	30,390	132	0.88%	38,629	141	0.74%
Interest Earning Deposits	11,054	13	0.24%	13,976	15	0.22%
Total Interest Earning Assets	2,846,422	70,703	5.01%	2,778,155	70,319	5.10%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	44,511			45,006
Bank Premises and Equipment	50,514			47,708
Other Assets (7)	121,472			120,816
Less: Allowance for Loan Loss	(19,657)			(19,227)
Total Assets	$3,043,262			$2,972,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$83,343	118	0.29%	$73,270	167	0.46%
Time Deposits	856,860	5,744	1.35%	713,164	6,954	1.97%
Interest Bearing Demand Deposits	784,228	2,225	0.57%	717,638	2,617	0.74%
Total Interest Bearing Deposits	1,724,431	8,087	0.95%	1,504,072	9,738	1.31%
Short-term Interest Bearing Liabilities	239,179	3,434	2.90%	301,065	3,547	2.38%
Long-term Interest Bearing Liabilities – FHLB Dallas	317,985	5,663	3.59%	466,352	8,465	3.66%
Long-term Debt (5)	60,311	1,619	5.41%	60,311	1,616	5.40%
Total Interest Bearing Liabilities	2,341,906	18,803	1.62%	2,331,800	23,366	2.02%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	448,073			402,228
Other Liabilities (7)	26,384			26,717
Total Liabilities	2,816,363			2,760,745

SHAREHOLDERS’ EQUITY (6)(7)	226,899			211,713
Total Liabilities and Shareholders’ Equity	$3,043,262			$2,972,458
NET INTEREST INCOME		$51,900			$46,953
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.68%			3.41%
NET INTEREST SPREAD			3.39%			3.08%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $1,948 and $1,648 for the six months ended June 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $3,126 and $2,859 for the six months ended June 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,788 and $1,042 for the six months ended June 30, 2011 and 2010, respectively.
(7)	Information has been restated for the six months ended June 30, 2011 to reflect the securities carried at fair value through income and the corresponding deferred tax component.

Note: As of June 30, 2011 and 2010, loans totaling $13,208 and $15,728, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	(7) AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2011 (7)			June 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,049,692	$18,076	6.91%	$1,016,037	$18,221	7.19%
Loans Held For Sale	2,491	31	4.99%	4,319	40	3.71%
Securities:
Investment Securities (Taxable)(4)	5,082	20	1.58%	9,392	26	1.11%
Investment Securities (Tax-Exempt)(3)(4)	299,807	4,778	6.39%	264,345	4,494	6.82%
Mortgage-backed and Related Securities (4)(7)	1,469,138	13,310	3.63%	1,477,593	10,282	2.79%
Total Securities	1,774,027	18,108	4.09%	1,751,330	14,802	3.39%
FHLB stock and other investments, at cost	28,317	52	0.74%	38,194	59	0.62%
Interest Earning Deposits	6,101	3	0.20%	6,675	4	0.24%
Total Interest Earning Assets	2,860,628	36,270	5.09%	2,816,555	33,126	4.72%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	43,330			42,872
Bank Premises and Equipment	50,655			48,219
Other Assets (7)	131,926			119,382
Less: Allowance for Loan Loss	(19,266)			(18,649)
Total Assets	$3,067,273			$3,008,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$85,778	58	0.27%	$75,065	84	0.45%
Time Deposits	867,694	2,943	1.36%	692,274	3,294	1.91%
Interest Bearing Demand Deposits	778,084	1,050	0.54%	742,401	1,355	0.73%
Total Interest Bearing Deposits	1,731,556	4,051	0.94%	1,509,740	4,733	1.26%
Short-term Interest Bearing Liabilities	259,025	1,705	2.64%	341,401	1,867	2.19%
Long-term Interest Bearing Liabilities – FHLB Dallas	287,903	2,587	3.60%	443,301	4,041	3.66%
Long-term Debt (5)	60,311	814	5.41%	60,311	814	5.41%
Total Interest Bearing Liabilities	2,338,795	9,157	1.57%	2,354,753	11,455	1.95%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	465,578			412,735
Other Liabilities (7)	27,679			27,381
Total Liabilities	2,832,052			2,794,869

SHAREHOLDERS’ EQUITY (6)(7)	235,221			213,510
Total Liabilities and Shareholders’ Equity	$3,067,273			$3,008,379
NET INTEREST INCOME		$27,113			$21,671
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.80%			3.09%
NET INTEREST SPREAD			3.52%			2.77%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $977 and $824 for the three months ended June 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,569 and $1,477 for the three months ended June 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $2,068 and $1,235 for the three months ended June 30, 2011 and 2010, respectively.
(7)	Information has been restated for the six months ended June 30, 2011 to reflect the securities carried at fair value through income and the corresponding deferred tax component.

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

Noninterest income was $12.6 million and $22.3 million for the three and six months ended June 30, 2011, respectively, compared to $13.2 million and $27.5 million for the same periods in 2010, a decrease of $535,000, or 4.1%, and $5.3 million, or 19.1%, respectively.  The primary reason for the decrease in noninterest income was due to the decrease in gains on the sales of AFS securities during the three and six months ended June 30, 2011 when compared to the same periods in 2010.  During the six months ended June 30, 2011, we had gains on sale of AFS securities of $5.5 million compared to gains of $15.0 million for the same period in 2010.  Gains on AFS securities for the three months ended June 30, 2011 were $3.9 million compared to $6.7 million for the same period in 2010.  The fair value of the AFS securities portfolio at June 30, 2011 was $1.09 billion with a net unrealized gain on that date of $35.4 million.  The net unrealized gain is comprised of $39.5 million in unrealized gains and $4.1 million in unrealized losses.  The market value of the HTM securities portfolio at June 30, 2011 was $402.9 million with a net unrealized gain on that date of $15.7 million.  The net unrealized gain is comprised of $15.7 million in unrealized gains and $7,000 in unrealized losses.  During the three and six months ended June 30, 2011, our gain on the sale of securities carried at fair value through income were $84,000 and $338,000, respectively.  During the six months ended June 30, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.9 million and a gain of $84,000 on the sale of securities carried at fair value through income during the three months ended June 30, 2011.  As interest rates decreased during the second quarter of 2011, we continued to sell selected primarily low coupon and long duration municipal securities and low coupon mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon mortgage-backed securities that might perform better in a higher interest rate environment.  There can be no assurance that the level of security gains reported during the three and six months ended June 30, 2011, will continue in future periods.

During the three and six months ended June 30, 2011, the fair value of our securities carried at fair value through income increased $2.5 million and $4.1 million, respectively, and is recorded in noninterest income.

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

Income Taxes

Pre-tax income for the three and six months ended June 30, 2011 was $17.2 million and $28.3 million, respectively, compared to $12.3 million and $28.4 million, respectively, for the same periods in 2010.  Income tax expense was $4.1 million and $5.9 million, respectively, for the three and six months ended June 30, 2011 compared to $2.5 million and $6.5 million, respectively, for the three and six months ended June 30, 2010.  The effective tax rate as a percentage of pre-tax income was 23.8% and 20.8% for the three and six months ended June 30, 2011, compared to 20.6% and 22.8% for the three and six months ended June 30, 2010.  The decrease in the effective tax rate and income tax expense for the six months ended June 30, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at June 30, 2011, was $244.6 million, representing an increase of 14.1%, or $30.1 million from December 31, 2010 and represented 7.8% of total assets at June 30, 2011 compared to 7.1% of total assets at December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $21.0 million, the issuance of $567,000 in common stock (28,869 shares) through our incentive stock option and dividend reinvestment plans, an increase in accumulated other comprehensive income of $14.0 million, which was partially offset by $5.5 million in dividends paid.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011 (2):	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$291,005	22.31%	$104,327	8.00%	N/A	N/A
Bank Only	$286,590	21.99%	$104,269	8.00%	$130,336	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$274,620	21.06%	$52,164	4.00%	N/A	N/A
Bank Only	$270,205	20.73%	$52,134	4.00%	$78,202	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$274,620	9.09%	$120,844	4.00%	N/A	N/A
Bank Only	$270,205	8.95%	$120,725	4.00%	$150,907	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$273,787	21.07%	$103,978	8.00%	N/A	N/A
Bank Only	$262,798	20.24%	$103,879	8.00%	$129,848	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,449	19.81%	$51,989	4.00%	N/A	N/A
Bank Only	$246,460	18.98%	$51,939	4.00%	$77,909	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,449	8.44%	$122,026	4.00%	N/A	N/A
Bank Only	$246,460	8.09%	$121,893	4.00%	$152,367	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.
(2) The table as of June 30, 2011 has been restated to reflect the impact on our capital of securities carried at fair value through income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed August 8, 2011, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of June 30, 2011 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.  Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management has identified the following material weakness in internal control over financial reporting as of June 30, 2011:

•
We did not adequately design security price verification controls.  Specifically, we did not perform adequate price verification procedures to determine that security prices obtained from the third party pricing service which are utilized to record securities at fair value were accurate.  The control deficiency resulted in certain pricing errors, including for certain securities which were acquired with a significant premium that required specific accounting in accordance with generally accepted accounting principles.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarters and year to date periods ended March 31, and June 30, 2011, and revisions to the Company's consolidated financial statements for the year ended December 31, 2010.  Additionally, this control deficiency could result in future material misstatements of the available for sale or held to maturity securities and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Since December 31, 2011, we have begun the implementation of the remedial actions described above.  However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.1	–	Form of Nonstatutory Stock Option Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan.

*10.2	–	Form of Restricted Stock Unit Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan.

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	–	XBRL Instance Document.

**101.SCH	–	XBRL Taxonomy Extension Schema Document.

**101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

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

SOUTHSIDE BANCSHARES, INC.

	BY:	/s/ SAM DAWSON
Sam Dawson, Chief Executive Officer
(Principal Executive Officer)

DATE: April 30, 2012

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 30, 2012

Exhibit Index

Exhibit Number	Description

10.1	Form of Nonstatutory Stock Option Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan.

10.2	Form of Restricted Stock Unit Award Certificate under the Southside Bancshares, Inc. 2009 Incentive Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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