Form 10-Q/A
period 2011-09-30
SOUTHSIDE BANCSHARES INC
filed 2012-04-30
CIK 705432

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2011 (the “Original Filing”).  This amendment is being filed to reflect the restatement of i) the quarterly results of Southside Bancshares, Inc. (the “Company”), as discussed in Note 2 to the unaudited consolidated financial statements contained herein, and ii) other information related to such restated financial information.  Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Original Filing is amended by this Form 10-Q/A.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
ASSETS	(Restated)

Cash and due from banks	$42,527	$56,188
Interest earning deposits	4,604	22,885
Total cash and cash equivalents	47,131	79,073
Investment securities:
Available for sale, at estimated fair value	304,994	299,344
Held to maturity, at amortized cost	1,496	1,495
Mortgage-backed and related securities:
Available for sale, at estimated fair value	715,192	886,574
Securities carried at fair value through income	567,639	72,176
Held to maturity, at amortized cost	379,336	405,367
FHLB stock, at cost	29,057	34,712
Other investments, at cost	2,064	2,064
Loans held for sale	5,491	6,583
Loans:
Loans	1,040,471	1,077,920
Less: allowance for loan losses	(18,189)	(20,711)
Net Loans	1,022,282	1,057,209
Premises and equipment, net	50,481	50,144
Goodwill	22,034	22,034
Other intangible assets, net	580	777
Interest receivable	15,957	18,033
Deferred tax asset	–	6,603
Other assets	48,186	57,571
TOTAL ASSETS	$3,211,920	$2,999,759
LIABILITIES AND EQUITY
Deposits:
Noninterest bearing	$477,128	$423,304
Interest bearing	1,816,632	1,711,124
Total Deposits	2,293,760	2,134,428
Short-term obligations:
Federal funds purchased and repurchase agreements	2,997	3,844
FHLB advances	287,204	189,094
Other obligations	2,226	2,651
Total Short-term obligations	292,427	195,589
Long-term obligations:
FHLB advances	275,458	373,479
Long-term debt	60,311	60,311
Total Long-term obligations	335,769	433,790
Deferred tax liability	7,604	–
Other liabilities	23,150	20,378
TOTAL LIABILITIES	2,952,710	2,784,185

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 18,489,528 shares issued in 2011 and 17,660,312 shares issued in 2010	23,112	22,075
Paid-in capital	176,086	162,877
Retained earnings	69,340	64,179
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income (loss)	19,049	(6,293)
TOTAL SHAREHOLDERS' EQUITY	259,210	214,461
Noncontrolling interest	–	1,113
TOTAL EQUITY	259,210	215,574
TOTAL LIABILITIES AND EQUITY	$3,211,920	$2,999,759

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)	Three Months		Nine Months
(in thousands, except per share data)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Interest income
Loans	$16,229	$16,926	$50,630	$52,128
Investment securities – taxable	11	20	49	72
Investment securities – tax-exempt	3,069	2,366	9,507	8,209
Mortgage-backed and related securities	13,292	13,378	37,899	37,937
FHLB stock and other investments	50	59	182	200
Other interest earning assets	2	4	15	19
Total interest income	32,653	32,753	98,282	98,565
Interest expense
Deposits	3,879	4,874	11,966	14,612
Short-term obligations	1,643	2,086	5,077	5,633
Long-term obligations	3,115	4,504	10,397	14,585
Total interest expense	8,637	11,464	27,440	34,830
Net interest income	24,016	21,289	70,842	63,735
Provision for loan losses	1,454	3,201	5,452	9,328
Net interest income after provision for loan losses	22,562	18,088	65,390	54,407
Noninterest income
Deposit services	4,098	4,280	12,005	12,744
Gain on sale of securities available for sale	3,609	8,008	9,080	23,024
Gain on sale of securities carried at fair value through income	254	–	592	–

Total other-than-temporary impairment losses	–	–	–	(39)
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–	(36)
Net impairment losses recognized in earnings	–	–	–	(75)

Fair value gain (loss) – securities	3,274	–	7,357	–
FHLB advance option impairment charges	(7,819)	–	(7,819)	–
Gain on sale of loans	402	517	967	1,197
Trust income	672	645	1,968	1,736
Bank owned life insurance income	288	297	835	867
Other	957	931	3,021	2,728
Total noninterest income	5,735	14,678	28,006	42,221
Noninterest expense
Salaries and employee benefits	11,280	10,891	34,593	33,048
Occupancy expense	1,866	1,720	5,365	5,025
Equipment expense	540	532	1,558	1,441
Advertising, travel & entertainment	591	616	1,694	1,697
ATM and debit card expense	235	223	716	602
Director fees	193	197	584	590
Supplies	186	189	571	665
Professional fees	571	418	1,583	1,363
Postage	178	195	543	612
Telephone and communications	285	349	967	1,068
FDIC Insurance	212	804	1,710	2,172
Other	1,559	1,521	4,660	4,803
Total noninterest expense	17,696	17,655	54,544	53,086

Income before income tax expense	10,601	15,111	38,852	43,542
Provision for income tax expense	2,038	3,811	7,924	10,296
Net income	8,563	11,300	30,928	33,246
Less: Net income attributable to the noncontrolling interest	–	(252)	(1,358)	(1,301)
Net income attributable to Southside Bancshares, Inc.	$8,563	$11,048	$29,570	$31,945
Earnings per common share – basic	$0.52	$0.67	$1.80	$1.93
Earnings per common share – diluted	$0.52	$0.67	$1.80	$1.93
Dividends paid per common share	$0.18	$0.17	$0.52	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)					Accu-
(in thousands, except share amounts)					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2009	$20,928	$146,357	$53,812	$(23,545)	$4,229	$468	$202,249
Comprehensive income:
Net Income			31,945			1,301	33,246
Net unrealized gains on available for sale securities, net of tax					13,669		13,669
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(14,966)		(14,966)
Noncredit portion of other-than-temporary impairment losses on available for sale securities, net of tax					23		23
Reclassification of other-than-temporary impairment charges on available for sale securities included in net income, net of tax					49		49
Adjustment to net periodic benefit cost, net of tax					611		611
Total comprehensive income							32,632
Issuance of common stock (136,419 shares)	171	1,080					1,251
Purchase of common stock (255,377 shares)				(4,716)			(4,716)
Tax benefit of incentive stock options		328					328
Capital distribution to noncontrolling interest shareholders						(310)	(310)
Dividends paid on common stock ($0.51 per share)			(7,916)				(7,916)
Stock dividend declared	943	14,570	(15,513)				–
Balance at September 30, 2010	$22,042	$162,335	$62,328	$(28,261)	$3,615	$1,459	$223,518

Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Comprehensive income:
Net Income			29,570			1,358	30,928
Net unrealized gains on available for sale securities, net of tax					30,551		30,551
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax					(5,902)		(5,902)
Adjustment to net periodic benefit cost, net of tax					693		693
Total comprehensive income							56,270
Issuance of common stock (44,352 shares)	56	804					860
Stock compensation expense		143					143
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Purchase of noncontrolling interest		(2,754)				(1,996)	(4,750)
Dividends paid on common stock ($0.52 per share)			(8,414)				(8,414)
Stock dividend declared	981	15,014	(15,995)				–
Balance at September 30, 2011 (Restated)	$23,112	$176,086	$69,340	$(28,377)	$19,049	$–	$259,210

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income	$30,928	$33,246
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,515	2,397
Amortization of premium	26,175	25,982
Accretion of discount and loan fees	(3,386)	(3,497)
Provision for loan losses	5,452	9,328
Stock compensation expense	143	–
Deferred tax expense	561	998
Gain on sale of securities carried at fair value through income	(592)	–
Gain on sale of securities available for sale	(9,080)	(23,024)
Fair value (gain) loss – securities	(7,357)	–
FHLB advance option impairment charges	7,819	–
Net other-than-temporary impairment losses	–	75
Loss (gain) on sale of assets	3	(7)
Loss on retirement of assets	90	–
Impairment on other real estate owned	184	20
Gain on sale of other real estate owned	(242)	(26)
Net change in:
Interest receivable	2,076	3,417
Other assets	(2,413)	(4,726)
Interest payable	(861)	(696)
Other liabilities	3,598	3,504
Loans held for sale	1,092	(3,241)
Net cash provided by operating activities	56,705	43,750

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	(11,875)	(258,935)
Maturities, calls and principal repayments	34,097	55,656
Securities available for sale:
Purchases	(512,910)	(1,102,150)
Sales	516,571	1,060,449
Maturities, calls and principal repayments	195,097	280,606
Securities carried at fair value through income:
Purchases	(707,222)	–
Sales	180,723	–
Maturities, calls and principal repayments	32,132	–
Proceeds from redemption of FHLB stock	16,461	2,638
Purchases of FHLB stock and other investments	(10,806)	(139)
Net decrease (increase) in loans	27,344	(15,193)
Purchases of premises and equipment	(2,951)	(5,582)
Proceeds from sales of premises and equipment	6	38
Proceeds from sales of other real estate owned	676	948
Proceeds from sales of repossessed assets	3,933	3,713
Net cash (used in) provided by investing activities	(238,724)	22,049

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED) (continued)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Restated)

FINANCING ACTIVITIES:
Net increase in demand and savings accounts	133,513	117,405
Net increase in certificates of deposit	30,099	49,927
Net decrease in federal funds purchased and repurchase agreements	(847)	(9,514)
Proceeds from FHLB advances	8,005,080	6,119,530
Repayment of FHLB advances	(8,004,991)	(6,304,778)
Net capital distributions to noncontrolling interest in consolidated entities	(475)	(310)
Purchase of noncontrolling interest	(4,750)	–
Tax benefit of incentive stock options	2	328
Purchase of common stock	–	(4,716)
Proceeds from the issuance of common stock	860	1,251
Dividends paid	(8,414)	(7,916)
Net cash provided by (used in) financing activities	150,077	(38,793)

Net (decrease) increase in cash and cash equivalents	(31,942)	27,006
Cash and cash equivalents at beginning of period	79,073	52,166
Cash and cash equivalents at end of period	$47,131	$79,172

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$28,301	$35,525
Income taxes paid	$6,500	$9,550

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$4,790	$5,416
Adjustment to pension liability	$(1,066)	$(939)
5% stock dividend	$15,995	$15,513
Unsettled trades to purchase securities	$–	$(18,160)
Unsettled trades to sell securities	$–	$18,723

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The aggregate income resulting from the changes in the fair value of certain securities for the first three quarters of 2011 was approximately $7.4 million, which should have been recorded between the first three quarterly periods of 2011.  The impairment charge for the FHLB advance option fees was approximately $7.8 million, all of which should have been recorded in the third quarter of 2011.

The correction of the errors resulted in a decrease in net income of $3.0 million for the three months ended September 30, 2011 resulting in net income of $8.6 million for that period, and a decrease in net income of approximately $300,000 for the nine months ended September 30, 2011, resulting in net income attributable to Southside Bancshares, Inc. of $29.6 million for that period.

A summary of the adjustments made and their effect on the financial statements is presented below (dollars in thousands):

	As of September 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Balance Sheet

Mortgage-backed and related securities:
Available for sale, at estimated fair value (1)	$1,263,528	$(548,336)	$715,192
Securities carried at fair value through income (1)	–	567,639	567,639
Held to maturity, at amortized cost (1)	389,178	(9,842)	379,336
Other assets (2)	56,006	(7,820)	48,186
Total assets	3,210,279	1,641	3,211,920

Deferred tax liability (3)	7,030	574	7,604
Total liabilities	2,952,136	574	2,952,710

Retained earnings (4)	70,028	(688)	69,340
Accumulated other comprehensive income (loss) (5)	17,294	1,755	19,049
Total shareholders’ equity	258,143	1,067	259,210
Total equity	258,143	1,067	259,210
Total liabilities and equity	3,210,279	1,641	3,211,920

“As Originally Reported” reflects balances reported in the September 30, 2011 Form 10-Q filed on November 8, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances and are described below.

Balance Sheet Corrections:

(1)
The decrease in mortgage-backed securities available for sale and held to maturity for the nine months ended September 30, 2011 reflects the reclassification of securities with an embedded derivative and purchased at a significant premium, which we have defined as greater than 111.111%, to securities carried at fair value through income.

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

(5)	Accumulated other comprehensive income increased as a result of reversing the incorrect fair values on the securities previously classified as available for sale at September 30, 2011.

	For the nine months ended September 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Statement of Income

Gain on sale of securities available for sale (1)	$9,672	$(592)	$9,080
Gain on sale of securities carried at fair value through income (1)	–	592	592
Fair value gain (loss) – securities (2)	–	7,357	7,357
FHLB advance option impairment charges (3)	–	(7,819)	(7,819)
Total noninterest income	28,468	(462)	28,006
Income before income tax expense	39,314	(462)	38,852
Provision for income tax expense (4)	8,086	(162)	7,924
Net income	31,228	(300)	30,928
Net income attributable to Southside Bancshares, Inc.	29,870	(300)	29,570
Earnings per common share – basic	1.82	(0.02)	1.80
Earnings per common share – diluted	1.82	(0.02)	1.80

	For the three months ended September 30, 2011
	As Originally Reported	Corrections	As Restated
Consolidated Statement of Income

Gain on sale of securities available for sale (1)	$3,863	$(254)	$3,609
Gain on sale of securities carried at fair value through income (1)	–	254	254
Fair value gain (loss) – securities (2)	–	3,274	3,274
FHLB advance option impairment charges (3)	–	(7,819)	(7,819)
Total noninterest income	10,280	(4,545)	5,735
Income before income tax expense	15,146	(4,545)	10,601
Provision for income tax expense (4)	3,629	(1,591)	2,038
Net income	11,517	(2,954)	8,563
Net income attributable to Southside Bancshares, Inc.	11,517	(2,954)	8,563
Earnings per common share – basic	0.70	(0.18)	0.52
Earnings per common share – diluted	0.70	(0.18)	0.52

“As Originally Reported” reflects balances reported in the September 30, 2011 Form 10-Q filed on November 8, 2011.

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

(3)	The correction to FHLB advance option impairment charges is the result of the write-down in value of the FHLB advance option fees carried on the balance sheet in other assets.

(4)	The change in provision (benefit) for income tax expense is a direct result of the changes in income.

	As of and for the nine months ended September 30, 2011
	As Originally Reported	Corrections	As Restated

Consolidated Statement of Changes in Equity

Retained earnings:
Balance, beginning of period	$64,567	$(388)	$64,179
Net income attributable to Southside Bancshares, Inc.	29,870	(300)	29,570
Balance, end of period	70,028	(688)	69,340

Accumulated other comprehensive income (loss):
Balance, beginning of period	(6,819)	526	(6,293)
Net unrealized gains on available for sale securities, net of tax	29,707	844	30,551
Reclassification adjustment for gains on sales of available for sale securities included in net income, net of tax	(6,287)	385	(5,902)
Net change in accumulated other comprehensive income (loss)	24,113	1,229	25,342
Balance, end of period	17,294	1,755	19,049

Total shareholders’ equity	258,143	1,067	259,210
Total equity	258,143	1,067	259,210

Comprehensive income:
Net income	31,228	(300)	30,928
Net change in accumulated other comprehensive income (loss)	24,113	1,229	25,342
Comprehensive income	55,341	929	56,270
Comprehensive income attributable to Southside Bancshares, Inc.	53,983	929	54,912

Consolidated Statement of Cash Flow

Operating Activities:
Net income	$31,228	$(300)	$30,928
Deferred tax expense (benefit)	723	(162)	561
Gain on sale of securities carried at fair value through income	–	(592)	(592)
Gain on sale of securities available for sale	(9,672)	592	(9,080)
Fair value gain (loss) – securities	–	(7,357)	(7,357)
FHLB advance option impairment charges	–	7,819	7,819
Net cash provided by operating activities	56,705	–	56,705

Investing Activities:
Securities held to maturity:
Maturities, calls and principal repayments	35,876	(1,779)	34,097
Securities available for sale:
Purchases	(1,220,132)	707,222	(512,910)
Sales	697,294	(180,723)	516,571
Maturities, calls and principal repayments	225,450	(30,353)	195,097
Securities carried at fair value through income:
Purchases	–	(707,222)	(707,222)
Sales	–	180,723	180,723
Maturities, calls and principal repayments	–	32,132	32,132
Net cash used in investing activities	(238,724)	–	(238,724)

“As Originally Reported” reflects balances reported in the September 30, 2011 Form 10-Q filed November 8, 2011.

“As Restated” reflects the final restated balances.

“Corrections” reflect changes to the originally reported balances.

3.	Earnings Per Share - (2011 Restated)

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net income – Southside Bancshares, Inc.	$8,563	$11,048	$29,570	$31,945

Basic weighted-average shares outstanding	16,454	16,543	16,439	16,563
Add: Stock options	7	10	7	35
Diluted weighted-average shares outstanding	16,461	16,553	16,446	16,598

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.52	$0.67	$1.80	$1.93

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.52	$0.67	$1.80	$1.93

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

4.	Comprehensive Income (Loss) - (2011 Restated)

The components of other comprehensive income (loss) are as follows (in thousands):

	Nine Months Ended September 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$47,002	$(16,451)	$30,551
Less: reclassification adjustment for gains included in net income	9,080	(3,178)	5,902
Net unrealized gains on securities	37,922	(13,273)	24,649
Change in pension plans	1,066	(373)	693
Other comprehensive income	$38,988	$(13,646)	$25,342

	Three Months Ended September 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$20,722	$(7,253)	$13,469
Less: reclassification adjustment for gains included in net income	3,609	(1,263)	2,346
Net unrealized gains on securities	17,113	(5,990)	11,123
Change in pension plans	355	(124)	231
Other comprehensive income	$17,468	$(6,114)	$11,354

	Nine Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$21,029	$(7,360)	$13,669
Noncredit portion of other-than-temporary impairment losses on the AFS securities	36	(13)	23
Less: reclassification adjustment for gains included in net income	23,024	(8,058)	14,966
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(75)	26	(49)
Net unrealized losses on securities	(1,884)	659	(1,225)
Change in pension plans	939	(328)	611
Other comprehensive loss	$(945)	$331	$(614)

	Three Months Ended September 30, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$7,170	$(2,509)	$4,661
Noncredit portion of other-than-temporary impairment losses on the AFS securities	–	–	–
Less: reclassification adjustment for gains included in net income	8,008	(2,802)	5,206
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	–	–	–
Net unrealized losses on securities	(838)	293	(545)
Change in pension plans	313	(109)	204
Other comprehensive loss	$(525)	$184	$(341)

5.	Securities - (2011 Restated)

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2011 and December 31, 2010, are reflected in the tables below (in thousands):

	September 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$275,170	$28,906	$–	$29	$304,047
Other Stocks and Bonds	2,925	–	1,978	–	947
Mortgage-backed Securities:
U.S. Government Agencies	115,394	6,996	–	98	122,292
Government-Sponsored Enterprises	574,232	19,551	–	883	592,900
Total	$967,721	$55,453	$1,978	$1,010	$1,020,186

	September 30, 2011
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,011	$188	$–	$–	$1,199
Other Stocks and Bonds	485	18	–	–	503
Mortgage-backed Securities:
U.S. Government Agencies	23,556	1,124	–	75	24,605
Government-Sponsored Enterprises	355,780	13,546	–	10	369,316
Total	$380,832	$14,876	$–	$85	$395,623

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
U.S. Treasury	$4,700	$–	$–	$–	$4,700
State and Political Subdivisions	296,357	4,445	–	6,540	294,262
Other Stocks and Bonds	3,117	1	2,736	–	382
Mortgage-backed Securities:
U.S. Government Agencies	145,136	5,296	–	159	150,273
Government-Sponsored Enterprises	721,908	16,035	–	1,642	736,301
Total	$1,171,218	$25,777	$2,736	$8,341	$1,185,918

	December 31, 2010
		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Noncredit		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,012	$44	$–	$–	$1,056
Other Stocks and Bonds	483	14	–	–	497
Mortgage-backed Securities:			–
U.S. Government Agencies	20,821	566	–	55	21,332
Government-Sponsored Enterprises	384,546	8,576	–	589	392,533
Total	$406,862	$9,200	$–	$644	$415,418

Securities carried at fair value through income were as follows (in thousands):

	At September 30,	At December 31,
	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$31,441	$5,392
Government-Sponsored Enterprises	536,198	66,784
Total	$567,639	$72,176

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net gain on sales transactions	$592	$–
Net mark-to-market gains (losses)	7,357	–
Net gain on securities carried at fair value through income	$7,949	$–

	Three Months Ended September 30,
	2011	2010
Net gain on sales transactions	$254	$–
Net mark-to-market gains (losses)	3,274	–
Net gain on securities carried at fair value through income	$3,528	$–

The following table represents the unrealized loss on securities for the nine months ended September 30, 2011 and year ended December 31, 2010 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of September 30, 2011:

Available for Sale
State and Political Subdivisions	$925	$12	$293	$17	$1,218	$29
Other Stocks and Bonds	–	–	947	1,978	947	1,978
Mortgage-Backed Securities	117,436	921	4,613	60	122,049	981
Total	$118,361	$933	$5,853	$2,055	$124,214	$2,988

Held to Maturity
Mortgage-Backed Securities	$8,661	$85	$–	$–	$8,661	$85
Total	$8,661	$85	$–	$–	$8,661	$85

As of December 31, 2010:

Available for Sale
State and Political Subdivisions	$136,671	$6,501	$270	$39	$136,941	$6,540
Other Stocks and Bonds	–	–	189	2,736	189	2,736
Mortgage-Backed Securities	267,014	1,712	12,184	89	279,198	1,801
Total	$403,685	$8,213	$12,643	$2,864	$416,328	$11,077

Held to Maturity
Mortgage-Backed Securities	$52,676	$644	$–	$–	$52,676	$644
Total	$52,676	$644	$–	$–	$52,676	$644

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

There were no securities transferred from AFS to HTM during the nine months ended September 30, 2011 or 2010.  There were no sales from the HTM portfolio during the nine months ended September 30, 2011 or 2010.  There were $380.8 million of securities classified as HTM at September 30, 2011 compared to $406.9 million of securities classified as HTM at December 31, 2010.

Of the $9.1 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2011, there were $9.2 million in realized gains and $121,000 in realized losses.  Of the $23.0 million in net securities gains from the AFS portfolio for the nine months ended September 30, 2010, there were $25.5 million in realized gains and $2.5 million in realized losses.

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

	September 30, 2011
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)

Investment Securities
Due in one year or less	$1,968	$1,989
Due after one year through five years	6,929	7,196
Due after five years through ten years	27,988	30,455
Due after ten years	241,210	265,354
	278,095	304,994
Mortgage-backed securities	689,626	715,192
Total	$967,721	$1,020,186

	September 30, 2011
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	485	503
Due after ten years	1,011	1,199
	1,496	1,702
Mortgage-backed securities	379,336	393,921
Total	$380,832	$395,623

Investment and mortgage-backed securities with book values of $1.00 billion at September 30, 2011 and $977.4 million at December 31, 2010 were pledged to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

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

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
September 30, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$7,869	$11,059	$7,271	$6,245	$651	$1,317	$34,412
Loans collectively evaluated for impairment	95,990	217,189	195,324	133,870	198,471	165,215	1,006,059
Total ending loans balance	$103,859	$228,248	$202,595	$140,115	$199,122	$166,532	$1,040,471

	Real Estate
December 31, 2010	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$10,355	$8,331	$10,688	$12,144	$738	$1,625	$43,881
Loans collectively evaluated for impairment	104,739	210,700	190,035	136,617	195,856	196,092	1,034,039
Total ending loans balance	$115,094	$219,031	$200,723	$148,761	$196,594	$197,717	$1,077,920

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

September 30, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$95,990	$1,237	$449	$6,041	$142	$–	$103,859
1-4 Family residential	217,188	640	5,242	4,313	865	–	228,248
Other	195,324	94	3,270	3,869	38	–	202,595
Commercial loans	133,871	904	246	5,015	68	11	140,115
Municipal loans	198,471	231	–	420	–	–	199,122
Loans to individuals	155,590	7,306	–	2,564	1,040	32	166,532
Total	$996,434	$10,412	$9,207	$22,222	$2,153	$43	$1,040,471

December 31, 2010	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$104,739	$761	$1,420	$8,174	$–	$–	$115,094
1-4 Family residential	210,699	812	1,379	5,332	809	–	219,031
Other	190,036	102	4,784	5,418	298	85	200,723
Commercial loans	136,617	2,273	1,224	8,403	199	45	148,761
Municipal loans	195,856	258	–	480	–	–	196,594
Loans to individuals	182,174	8,766	27	4,564	2,175	11	197,717
Total	$1,020,121	$12,972	$8,834	$32,371	$3,481	$141	$1,077,920

The following table sets forth nonperforming assets for the periods presented:

	At September 30, 2011	At December 31, 2010
	(in thousands)

Nonaccrual loans	$10,634	$14,524
Accruing loans past due more than 90 days	21	7
Restructured loans	1,486	2,320
Other real estate owned	831	220
Repossessed assets	188	638
Total Nonperforming Assets	$13,160	$17,709

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

7.	Long-term Obligations - (Restated)

Long-term obligations are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

FHLB Advances (1)	$275,458	$373,479

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$335,769	$433,790

(1)	At September 30, 2011, the weighted average cost of these advances was 3.27%. FHLB Advances have maturities ranging from October 2012 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.30856% through December 30, 2011 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.103% through November 22, 2011 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

Beginning in September 2010 and continuing into the first quarter of 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  We paid the FHLB a fee to purchase the option associated with these advance commitments of $11.0 million.  During the third quarter of 2011, we recorded impairment charges of $7.8 million in our income statement.  At September 30, 2011, we had $3.1 million in fair value of the FHLB advance option fees on our balance sheet.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment 2011	Fair Value Option Fee

$25,000	09/20/12	36 months	1.325%	$1,105	$806	$299
25,000	09/20/12	48 months	1.674%	1,410	1,009	401
20,000	10/09/12	36 months	1.153%	789	466	323
20,000	10/09/12	48 months	1.466%	1,042	602	440
20,000	10/09/12	60 months	1.807%	1,216	698	518
20,000	05/17/12	48 months	1.710%	917	748	169
20,000	05/17/12	60 months	2.085%	1,102	904	198
20,000	03/18/13	60 months	2.510%	1,528	1,175	353
15,000	03/18/13	36 months	1.622%	828	630	198
15,000	03/18/13	48 months	2.086%	1,017	781	236
$200,000				$10,954	$7,819	$3,135

8.	Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Nine Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$1,152	$1,022	$130	$115
Interest cost	2,235	2,124	297	288
Expected return on assets	(2,912)	(2,739)	–	–
Net loss recognition	872	754	227	218
Prior service credit amortization	(31)	(31)	(2)	(2)
Net periodic benefit cost	$1,316	$1,130	$652	$619

	Three Months Ended September 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2011	2010	2011	2010
Service cost	$384	$341	$43	$38
Interest cost	745	708	99	96
Expected return on assets	(971)	(913)	–	–
Net loss recognition	291	251	76	73
Prior service credit amortization	(10)	(10)	(1)	(1)
Net periodic benefit cost	$439	$377	$217	$206

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

A combined summary of activity in our share-based plans as of September 30, 2011 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2011	1,157,625	–	$–	10,825	$10.38
Granted	(204,202)	33,392	19.19	170,810	19.19
Stock options exercised	–	–	–	(838)	10.38
Stock awards vested	–	–	–	–	–
Forfeited	–	–	–	–	–
Canceled/expired	–	–	–	–	–
Balance, September 30, 2011	953,423	33,392	$19.19	180,797	$18.70

Other information regarding options outstanding and exercisable as of September 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$10.38 – 10.38	9,987	$10.38	1.50	9,987	$10.38
19.19 – 19.19	170,810	19.19	9.69	–	–
Total	180,797	$18.70	9.24	9,987	$10.38

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

We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies and their Statement on Standards for Attestation Engagements - Reporting on Controls of a Service Organization (“SSAE 16”), for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, three additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
State and Political Subdivisions	$–	$304,047	$–	$304,047
Other Stocks and Bonds	–	–	947	947
Mortgage-backed Securities:
U.S. Government Agencies	–	122,292	–	122,292
Government-Sponsored Enterprise	–	592,900	–	592,900
Total	$–	$1,019,239	$947	$1,020,186

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$31,441	$–	$31,441
Government-Sponsored Enterprise	–	536,198	–	536,198
Total	$–	$567,639	$–	$567,639

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Available For Sale	Input	Input	Input	Fair Value

Investment Securities:
U.S. Treasury	$4,700	$–	$–	$4,700
State and Political Subdivisions	–	294,262	–	294,262
Other Stocks and Bonds	193	–	189	382
Mortgage-backed Securities:
U.S. Government Agencies	–	150,273	–	150,273
Government-Sponsored Enterprise	–	736,301	–	736,301
Total	$4,893	$1,180,836	$189	$1,185,918

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Securities Carried at Fair Value through Income	Input	Input	Input	Fair Value

Mortgage-backed Securities:
U.S. Government Agencies	$–	$5,392	$–	$5,392
Government-Sponsored Enterprise	–	66,784	–	66,784
Total	$–	$72,176	$–	$72,176

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

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand alone basis as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At September 30, 2011, we had $567.6 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $3.3 million and $7.4 million, respectively, for the three and nine months ended September 30, 2011.  At September 30, 2010, we had no securities classified as securities carried at fair value through income.  We did not have any changes in fair value recorded in income during the three and nine months ended September 30, 2010.

Assets and liabilities accounted for at fair value through income are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we reported at fair value through income are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Nine Months Ended September 30,
	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$409	$–
Government-Sponsored Enterprises	6,948	–
Total	$7,357	$–

	Three Months Ended September 30,
	2011	2010
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$359	$–
Government-Sponsored Enterprises	2,915	–
Total	$3,274	$–

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

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value:

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$47,131	$47,131	$79,073	$79,073
Investment securities:
Available for sale, at estimated fair value	304,994	304,994	299,344	299,344
Held to maturity, at amortized cost	1,496	1,702	1,495	1,553
Mortgage-backed and related securities:
Available for sale, at estimated fair value	715,192	715,192	886,574	886,574
Securities carried at fair value through income	567,639	567,639	72,176	72,176
Held to maturity, at amortized cost	379,336	393,921	405,367	413,865
FHLB stock and other investments, at cost	31,121	31,121	36,776	36,776
Loans, net of allowance for loan losses	1,022,282	1,032,092	1,057,209	1,066,125
Loans held for sale	5,491	5,491	6,583	6,583

Financial liabilities:
Retail deposits	$2,293,760	$2,298,118	$2,134,428	$2,138,587
Federal funds purchased and repurchase agreements	2,997	2,997	3,844	3,844
FHLB advances	562,662	578,417	562,573	578,561
Long-term debt	60,311	45,620	60,311	50,673

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

We reported a decrease in net income for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  Net income attributable to Southside Bancshares, Inc. for the three and nine months ended September 30, 2011 was $8.6 million and $29.6 million, respectively, compared to $11.0 million and $31.9 million, respectively, for the same periods in 2010.

As more fully described in Note 2 of the Notes to Financial Statements, certain financial statement components for the three and nine months ended September 30, 2011 have been restated to reflect securities carried at fair value through income and an impairment charge for FHLB advance option fees.  Throughout this discussion we will footnote tables that have been restated for the three and nine months ended September 30, 2011 to reflect the impact of this restatement and we have updated our discussion to discuss changes between periods when comparing the restated amounts.

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

At September 30, 2008 and continuing at September 30, 2011, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at September 30, 2011 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and  will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At September 30, 2011 we have in AFS Other Stocks and Bonds $2.9 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at September 30, 2011 for the TRUPs is approximately $947,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at September 30, 2011 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of September 30, 2011.

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

Long-term Advance Commitments. During 2011, we entered into the option to purchase, two years forward from the advance commitment date, $50 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  This increased to $200 million the total amount of options of this type we have purchased.  A table detailing the optional advance commitment terms is presented in “Note 7 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees of $11.0 million, which at September 30, 2011 had been impaired and the carrying value on the balance sheet was $3.1 million.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance upon exercise of the advance commitments.  If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs.  In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

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

The quarter ended September 30, 2011 was marked by proactive management of the investment portfolio which included continued restructuring of a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.6 million during the three months ended September 30, 2011.  During the quarter ended September 30, 2011, as interest rates decreased, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  During the quarter ended September 30, 2011, we increased the size of the securities portfolio as long-term U.S. Treasury yields decreased due to increased global economic concerns and U.S. deficit concerns, the Federal Reserve signaling an extended period of low short-term interest rates, loans increasing only slightly and overall deposit growth.  The net result was an increase of $128.7 million in our investment and U.S. agency mortgage-backed securities from $1.84 billion at June 30, 2011, to $1.97 billion at September 30, 2011.  The average coupon of the mortgage-backed securities portfolio increased from 5.90% at December 31, 2010 to 6.14% at September 30, 2011.  At September 30, 2011, securities as a percentage of assets increased to 61.3%, when compared to 59.0% at June 30, 2011, 58.9% at March 31, 2011 and 55.5% at December 31, 2010.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

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

During the nine months ended September 30, 2011, total interest income decreased $283,000, or 0.3%, to $98.3 million compared to $98.6 million for the same period in 2010.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.07% for the nine months ended September 30, 2010 to 4.93% for the nine months ended September 30, 2011 which more than offset the increase in average interest earning assets of $98.7 million, or 3.6%, from $2.77 billion to $2.87 billion.  Total interest expense decreased $7.4 million, or 21.2%, to $27.4 million during the nine months ended September 30, 2011 as compared to $34.8 million during the same period in 2010.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the nine months ended September 30, 2011, to 1.56% from 2.01% for the same period in 2010, which was partially offset by an increase in average interest bearing liabilities of $38.0 million, or 1.6%, from $2.32 billion for the nine months ended September 30, 2010 to $2.36 billion for the same period in 2011.

Net interest income increased during the three months ended September 30, 2011 when compared to the same period in 2010 primarily as a result of a decrease in interest expense.  Our average interest earning assets increased $158.7 million, or 5.7%.  The decrease in the average yield on interest bearing liabilities of 55 basis points is a result of an overall decrease in interest rates compared to the same period in 2010.  For the three months ended September 30, 2011, our net interest spread and net interest margin increased to 3.34% and 3.60%, respectively, from 3.02% and 3.35% when compared to the same period in 2010.

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

Average investment and mortgage-backed securities increased $86.6 million, or 5.1%, from $1.69 billion to $1.78 billion, for the nine months ended September 30, 2011 when compared to the same period in 2010.  This increase was the result of securities purchased due primarily to buying opportunities available throughout early 2011 and increased volatility during the second and third quarters.  At September 30, 2011, virtually all of our mortgage-backed securities were fixed rate securities with less than one percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.92% during the nine months ended September 30, 2011, from 3.97% during the same period in 2010.  The decrease in the average yield primarily reflects the purchase of lower yielding securities when compared to both those securities paying off and securities in the current securities portfolio due to the lower interest rate environment during 2011 when compared to 2010.  During the first six months of 2010, prepayments on our mortgage-backed securities increased significantly due to a one time prepayment event caused by a Fannie Mae and Freddie Mac announcement that they had not repurchased delinquent mortgage loans from mortgage pools for several months and would be repurchasing those loans primarily during the first six months of 2010.  This caused a significant one time prepayment event that increased our amortization expense significantly during the first six months of 2010.  Interest income on investment and mortgage-backed securities increased $1.2 million during the nine months ended September 30, 2011, or 2.7%, compared to the same period in 2010 due to an increase in the average balance which more than offset the decrease in the yield.  For the three months ended September 30, 2011, average investment and mortgage-backed securities increased $175.0 million, or 10.4%, to $1.85 billion, when compared to $1.68 billion for the same period in 2010.  The overall yield on average investment and mortgage-backed securities decreased to 3.84% during the three months ended September 30, 2011, from 4.01% during the same period in 2010.  Interest income from investment and mortgage-backed securities increased $608,000, or 3.9%, to $16.4 million for the three months ended September 30, 2011, compared to $15.8 million for the same period in 2010.  The decrease in the average yield primarily reflects the purchase of lower yielding securities when compared to both those securities paying off and securities in the current securities portfolio due to the overall lower interest rate environment in 2011 when compared to 2010.  The increase in interest income for the three months is due to the increase in the average balance which more than offset the decrease in the average yield.

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

During the nine months ended September 30, 2011, our average securities increased more than our average loans compared to the same period in 2010.  The mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 63.0% during the nine months ended September 30, 2011 compared to 62.4% during the same period in 2010.  Average loans decreased to 36.7% of average total interest earning assets and other interest earning asset categories averaged 0.3% for the nine months ended September 30, 2011.  During 2010, the comparable mix was 37.0% in loans and 0.6% in the other interest earning asset categories.

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

Average long-term interest bearing liabilities consisting of FHLB advances decreased $148.0 million, or 33.0%, during the nine months ended September 30, 2011 to $300.2 million as compared to $448.2 million for the nine months ended September 30, 2010.  Interest expense associated with long-term FHLB advances decreased $4.2 million, or 34.4%, and the average rate paid decreased eight basis points for the nine months ended September 30, 2011 when compared to the same period in 2010.  For the three months ended September 30, 2011, long-term interest bearing liabilities decreased $147.2 million, or 35.7%, when compared to the same period in 2010.  Interest expense associated with long-term FHLB advances decreased $1.4 million, or 37.4%, and the average rate paid decreased to 3.43% for the three months ended September 30, 2011 when compared to 3.53% for the same period in 2010.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2010 rolling into the short-term category, an increase in the issuance of long-term callable brokered CDs, the use of more short-term FHLB advances during the period and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  During the second half of 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $150 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the first quarter of 2011 we entered into an additional $50 million of these options to fund two years forward from the advance commitment date, for a total of $200 million.  In order to obtain these commitments from the FHLB, we paid fees, which at September 30, 2011, were $11.0 million.  During the third quarter of 2011, the value of the FHLB advance option fees became impaired.  This resulted in an impairment charge of $7.8 million during the nine months ended September 30, 2011.  The remaining FHLB advance option fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

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

(7) AVERAGE BALANCES AND YIELDS
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2011 (7)			September 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,049,918	$53,443	6.81%	$1,022,003	$54,521	7.13%
Loans Held For Sale	3,414	100	3.92%	4,509	125	3.71%
Securities:
Investment Securities (Taxable)(4)	6,040	49	1.08%	9,271	72	1.04%
Investment Securities (Tax-Exempt)(3)(4)	296,752	14,198	6.40%	240,434	12,276	6.83%
Mortgage-backed and Related Securities (4)(7)	1,476,950	37,899	3.43%	1,443,459	37,937	3.51%
Total Securities	1,779,742	52,146	3.92%	1,693,164	50,285	3.97%
FHLB stock and other investments, at cost	30,146	182	0.81%	38,471	200	0.70%
Interest Earning Deposits	9,164	15	0.22%	15,502	19	0.16%
Total Interest Earning Assets	2,872,384	105,886	4.93%	2,773,649	105,150	5.07%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,069			43,723
Bank Premises and Equipment	50,570			48,233
Other Assets (7)	137,582			124,201
Less: Allowance for Loan Loss	(19,258)			(19,079)
Total Assets	$3,083,347			$2,970,727
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$84,899	168	0.26%	$73,725	251	0.46%
Time Deposits	856,059	8,554	1.34%	715,716	10,462	1.95%
Interest Bearing Demand Deposits	790,608	3,244	0.55%	718,067	3,899	0.73%
Total Interest Bearing Deposits	1,731,566	11,966	0.92%	1,507,508	14,612	1.30%
Short-term Interest Bearing Liabilities	266,730	5,077	2.54%	304,811	5,633	2.47%
Long-term Interest Bearing Liabilities – FHLB Dallas	300,184	7,958	3.54%	448,156	12,133	3.62%
Long-term Debt (5)	60,311	2,439	5.41%	60,311	2,452	5.44%
Total Interest Bearing Liabilities	2,358,791	27,440	1.56%	2,320,786	34,830	2.01%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	454,454			407,659
Other Liabilities (7)	34,299			25,775
Total Liabilities	2,847,544			2,754,220

SHAREHOLDERS’ EQUITY (6)(7)	235,803			216,507
Total Liabilities and Shareholders’ Equity	$3,083,347			$2,970,727
NET INTEREST INCOME		$78,446			$70,320
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.65%			3.39%
NET INTEREST SPREAD			3.37%			3.06%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $2,913 and $2,518 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $4,691 and $4,067 for the nine months ended September 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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
(7)
Information has been restated for the nine months ended September 30, 2011 to reflect the securities carried at fair value through income, an impairment charge for FHLB advance option fees and the corresponding deferred tax component.

Note: As of September 30, 2011 and 2010, loans totaling $10,634 and $14,631, respectively, were on nonaccrual status.  Our policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

(7) AVERAGE BALANCES AND YIELDS
(dollars in thousands)
(unaudited)

	Three Months Ended
	September 30, 2011 (7)			September 30, 2010
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,031,435	$17,162	6.60%	$1,024,157	$17,742	6.87%
Loans Held For Sale	4,019	32	3.16%	6,032	54	3.55%
Securities:
Investment Securities (Taxable)(4)	4,037	11	1.08%	9,070	20	0.87%
Investment Securities (Tax-Exempt)(3)(4)	285,598	4,634	6.44%	209,727	3,574	6.76%
Mortgage-backed and Related Securities (4)(7)	1,563,263	13,292	3.37%	1,459,132	13,378	3.64%
Total Securities	1,852,898	17,937	3.84%	1,677,929	16,972	4.01%
FHLB stock and other investments, at cost	29,665	50	0.67%	38,161	59	0.61%
Interest Earning Deposits	5,440	2	0.15%	18,503	4	0.09%
Total Interest Earning Assets	2,923,457	35,183	4.77%	2,764,782	34,831	5.00%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	37,269			41,202
Bank Premises and Equipment	50,681			49,267
Other Assets (7)	173,892			130,860
Less: Allowance for Loan Loss	(18,474)			(18,789)
Total Assets	$3,166,825			$2,967,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$87,960	50	0.23%	$74,620	84	0.45%
Time Deposits	854,485	2,810	1.30%	720,737	3,508	1.93%
Interest Bearing Demand Deposits	803,159	1,019	0.50%	718,910	1,282	0.71%
Total Interest Bearing Deposits	1,745,604	3,879	0.88%	1,514,267	4,874	1.28%
Short-term Interest Bearing Liabilities	320,934	1,643	2.03%	312,182	2,086	2.65%
Long-term Interest Bearing Liabilities – FHLB Dallas	265,162	2,295	3.43%	412,356	3,668	3.53%
Long-term Debt (5)	60,311	820	5.39%	60,311	836	5.50%
Total Interest Bearing Liabilities	2,392,011	8,637	1.43%	2,299,116	11,464	1.98%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	467,008			418,344
Other Liabilities (7)	54,862			23,924
Total Liabilities	2,913,881			2,741,384

SHAREHOLDERS’ EQUITY (6)(7)	252,944			225,938
Total Liabilities and Shareholders’ Equity	$3,166,825			$2,967,322
NET INTEREST INCOME		$26,546			$23,367
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.60%			3.35%
NET INTEREST SPREAD			3.34%			3.02%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $965 and $870 for the three months ended September 30, 2011 and 2010, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,565 and $1,208 for the three months ended September 30, 2011 and 2010, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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
(7)
Information has been restated for the three months ended September 30, 2011 to reflect the securities carried at fair value through income, an impairment charge for FHLB advance option fees and the corresponding deferred tax component.

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

Noninterest income was $5.7 million and $28.0 million for the three and nine months ended September 30, 2011, respectively, compared to $14.7 million and $42.2 million for the same periods in 2010, a decrease of $8.9 million, or 60.9%, and $14.2 million, or 33.7%, respectively.  The primary reason for the decrease in noninterest income was due to the decrease in gains on the sales of AFS securities during the three and nine months ended September 30, 2011 when compared to the same periods in 2010.  During the nine months ended September 30, 2011, we had gains on sale of AFS securities of $9.1 million compared to gains of $23.0 million for the same period in 2010.  Gains on AFS securities for the three months ended September 30, 2011 were $3.6 million compared to $8.0 million for the same period in 2010.  The fair value of the AFS securities portfolio at September 30, 2011 was $1.02 billion with a net unrealized gain on that date of $52.5 million.  The net unrealized gain is comprised of $55.5 million in unrealized gains and $3.0 million in unrealized losses.  The fair value of the HTM securities portfolio at September 30, 2011 was $395.6 million with a net unrealized gain on that date of $14.8 million.  The net unrealized gain is comprised of $14.9 million in unrealized gains and $85,000 in unrealized losses.  During the three and nine months ended September 30, 2011, our gains on the sales of securities carried at fair value through income were $254,000 and $592,000, respectively.  During the nine months ended September 30, 2011, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  This restructuring resulted in a gain on the sale of AFS securities of $3.6 million and a gain of $254,000 on the sale of securities carried at fair value through income during the three months ended September 30, 2011.  As interest rates decreased during the third quarter of 2011, we continued to sell selected primarily low coupon or long duration municipal securities and low coupon or potentially more prepay volatile mortgage-backed securities.  The securities sold were replaced with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current environment and in a potentially higher future interest rate environment.  There can be no assurance that the level of security gains reported during the three and nine months ended September 30, 2011, will continue in future periods.

During the three and nine months ended September 30, 2011, the fair value of our securities carried at fair value through income increased $3.3 million and $7.4 million, respectively, and is recorded in noninterest income.  During the nine months ended September 30, 2011, the value of the FHLB advance option fees became impaired resulting in a $7.8 million impairment charge.  At September 30, 2011, the carrying value of the FHLB advance option fees on the balance sheet was $3.1 million.

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

Income Taxes

Pre-tax income for the three and nine months ended September 30, 2011 was $10.6 million and $38.9 million, respectively, compared to $15.1 million and $43.5 million, respectively, for the same periods in 2010.  Income tax expense was $2.0 million and $7.9 million, respectively, for the three and nine months ended September 30, 2011 compared to $3.8 million and $10.3 million, respectively, for the three and nine months ended September 30, 2010.  The effective tax rate as a percentage of pre-tax income was 19.2% and 20.4% for the three and nine months ended September 30, 2011, compared to 25.2% and 23.6% for the three and nine months ended September 30, 2010.  The decrease in the effective tax rate and income tax expense for the nine months ended September 30, 2011 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2010.

Capital Resources

Our total shareholders' equity at September 30, 2011, was $259.2 million, representing an increase of 20.9%, or $44.7 million from December 31, 2010 and represented 8.1% of total assets at September 30, 2011 compared to 7.1% of total assets at December 31, 2010.

Increases to our shareholders’ equity consisted of net income of $29.6 million, the issuance of $860,000 in common stock (44,352 shares) through our incentive stock option and dividend reinvestment plans, an increase in accumulated other comprehensive income of $25.3 million, which was partially offset by $8.4 million in dividends paid and the decrease of approximately $2.8 million associated with the purchase of the remaining 50% interest in SFG, increasing our ownership to 100%.

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

To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011 (2):	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$292,150	22.65%	$103,209	8.00%	N/A	N/A
Bank Only	$283,304	21.96%	$103,203	8.00%	$129,004	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$275,945	21.39%	$51,604	4.00%	N/A	N/A
Bank Only	$267,099	20.70%	$51,602	4.00%	$77,402	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$275,945	8.89%	$124,156	4.00%	N/A	N/A
Bank Only	$267,099	8.61%	$124,055	4.00%	$155,068	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$273,787	21.07%	$103,978	8.00%	N/A	N/A
Bank Only	$262,798	20.24%	$103,879	8.00%	$129,848	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$257,449	19.81%	$51,989	4.00%	N/A	N/A
Bank Only	$246,460	18.98%	$51,939	4.00%	$77,909	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$257,449	8.44%	$122,026	4.00%	N/A	N/A
Bank Only	$246,460	8.09%	$121,893	4.00%	$152,367	5.00%

(1)  Refers to quarterly average assets as calculated by bank regulatory agencies.

(2)  The table as of September 30, 2011 has been restated to reflect the impact on our capital of securities carried at fair value through income and the impairment charge for FHLB advance option fees.

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

The following table sets forth nonperforming assets for the periods presented:

	At September 30, 2011	At December 31, 2010	At September 30, 2010
	(in thousands)
Nonaccrual loans	$10,634	$14,524	$14,631
Accruing loans past due more than 90 days	21	7	7
Restructured loans	1,486	2,320	2,516
Other real estate owned	831	220	1,100
Repossessed assets	188	638	445
Total Nonperforming Assets	$13,160	$17,709	$18,699

	At September 30, 2011	At December 31, 2010	At September 30, 2010
	(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	1.02%	1.35%	1.41%
Allowance for loan losses to nonaccruing loans	171.05	142.60	128.02
Allowance for loan losses to nonperforming assets	138.21	116.95	100.17
Allowance for loan losses to total loans	1.75	1.92	1.81
Nonperforming assets to total assets	0.41	0.59	0.62
Net charge-offs to average loans	1.02	1.25	1.37

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

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed November 8, 2011, our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), undertook an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of September 30, 2011 and, based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of that time, in recording, processing, summarizing and reporting in a timely manner the information that the Company is required to disclose in its reports under the  Exchange Act and in accumulating and communicating to the Company’s management, including the Company’s CEO and CFO, such information as appropriate to allow timely decisions regarding required disclosure.  Subsequent to that evaluation and in connection with the restatement and filing of this amendment, our management, including our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures  as of September 30, 2011 and based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management has identified the following material weaknesses in internal control over financial reporting as of September 30, 2011:

•
We did not adequately design security price verification controls.  Specifically, we did not perform adequate price verification procedures to determine that security prices obtained from the third party pricing service which are utilized to record securities at fair value were accurate.  The control deficiency resulted in certain pricing errors, including for certain securities which were acquired with a significant premium that required specific accounting in accordance with generally accepted accounting principles.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarters and year to date periods ended March 31, June 30, and September 30, 2011, and revisions to the Company's consolidated financial statements for the year ended December 31, 2010. Additionally, this control deficiency could result in future material misstatements of the available for sale or held to maturity securities and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

•
Controls designed to evaluate the impairment of FHLB advance option fees did not operate effectively.  Specifically, we failed to execute the control to assess the probability of exercise for the FHLB advance option fees.  This control deficiency resulted in accounting errors for the FHLB options.  The errors resulted in the restatement of the Company's quarterly financial information as of and for the quarter and year to date period ended September 30, 2011.  Additionally, this control deficiency could result in future material misstatements of other assets and impairment charges and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Management has concluded that the identified control deficiency constitutes a material weakness.

Remediation Plan for Material Weaknesses

Our management has dedicated significant resources to correcting the accounting errors and to ensuring that we take proper steps to improve our internal control over financial reporting in the areas of price valuation and FHLB advance option fees and remedy our material weaknesses in our internal control over financial reporting and disclosure controls and procedures.

Subsequent to December 31, 2011, we enhanced our price verification controls.  We will utilize multiple pricing services to assist with our price verification procedures.  In addition, procedures will be designed to review security prices with variances outside predetermined ranges.  We have also enhanced our controls to evaluate impairment of the FHLB advance option fees.  This includes the design of more effective controls to assess the probability of the exercise for the FHLB advance option fees including, but not limited to, the review of current FHLB interest rates, forward yield curves and the results of valuation models.

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

Changes in Internal Control Over Financial Reporting

Since December 31, 2011, we have begun the implementation of the remedial actions described above.  However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*23.1		Consent of Independent Registered Public Accounting Firm

*31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	–	XBRL Instance Document.

**101.SCH	–	XBRL Taxonomy Extension Schema Document.

**101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document.

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
Lee R. Gibson, CPA, Senior Executive Vice
President and Chief Financial Officer (Principal
Financial Officer)

DATE: April 30, 2012

Exhibit Index

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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