Form 10-Q
period 2012-03-31
SOUTHSIDE BANCSHARES INC
filed 2012-05-09
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of April 27, 2012 was 17,335,587 shares.

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	March 31,	December 31,
ASSETS	2012	2011
Cash and due from banks	$42,997	$40,989
Interest earning deposits	3,211	2,249
Total cash and cash equivalents	46,208	43,238
Investment securities:
Available for sale, at estimated fair value	291,928	282,956
Held to maturity, at amortized cost	1,010	1,496
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,133,701	716,126
Securities carried at fair value through income	–	647,759
Held to maturity, at amortized cost	349,248	365,631
FHLB stock, at cost	32,407	33,869
Other investments, at cost	2,064	2,064
Loans held for sale	1,902	3,552
Loans:
Loans	1,140,893	1,087,230
Less: allowance for loan losses	(20,074)	(18,540)
Net Loans	1,120,819	1,068,690
Premises and equipment, net	50,381	50,595
Goodwill	22,034	22,034
Other intangible assets, net	467	522
Interest receivable	13,935	19,426
Deferred tax asset	2,953	–
Unsettled trades to sell securities	104,065	–
Other assets	44,322	45,859
TOTAL ASSETS	$3,217,444	$3,303,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$558,196	$505,594
Interest bearing	1,752,256	1,816,077
Total deposits	2,310,452	2,321,671
Short-term obligations:
Federal funds purchased and repurchase agreements	1,926	2,945
FHLB advances	171,864	361,811
Other obligations	219	219
Total short-term obligations	174,009	364,975
Long-term obligations:
FHLB advances	281,618	260,724
Long-term debt	60,311	60,311
Total long-term obligations	341,929	321,035
Deferred tax liability	–	3,458
Unsettled trades to purchase securities	96,171	1,196
Other liabilities	35,004	32,555
TOTAL LIABILITIES	2,957,565	3,044,890

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock – ($1.25 par, 40,000,000 shares authorized, 19,359,425 shares issued in 2012 (including 827,828 shares declared on March 29, 2012 as a stock dividend) and 18,517,101 shares issued in 2011)	24,199	23,146
Paid-in capital	193,553	176,791
Retained earnings	62,339	72,646
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income	8,165	14,721
TOTAL SHAREHOLDERS’ EQUITY	259,879	258,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,217,444	$3,303,817

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)
	Three Months Ended March 31,
	2012	2011
Interest income
Loans	$16,770	$17,271
Investment securities – taxable	31	18
Investment securities – tax exempt	2,667	3,229
Mortgage-backed and related securities	12,163	11,297
FHLB stock and other investments	79	80
Other interest earning assets	6	10
Total interest income	31,716	31,905
Interest expense
Deposits	3,395	4,036
Short-term obligations	1,592	1,729
Long-term obligations	2,733	3,881
Total interest expense	7,720	9,646
Net interest income	23,996	22,259
Provision for loan losses	3,052	2,138
Net interest income after provision for loan losses	20,944	20,121
Noninterest income
Deposit services	3,748	3,879
Gain on sale of securities available for sale	5,972	1,551
(Loss) gain on sale of securities carried at fair value through income	(485)	254

Total other-than-temporary impairment losses	–	–
Portion of loss recognized in other comprehensive income (before taxes)	(141)	–
Net impairment losses recognized in earnings	(141)	–

Fair value gain – securities	–	1,627
FHLB advance option impairment charges	(472)	–
Gain on sale of loans	131	283
Trust income	677	651
Bank owned life insurance income	266	286
Other	1,111	1,105
Total noninterest income	10,807	9,636
Noninterest expense
Salaries and employee benefits	11,833	11,691
Occupancy expense	1,758	1,721
Equipment expense	510	493
Advertising, travel & entertainment	604	553
ATM and debit card expense	279	215
Director fees	268	191
Supplies	159	224
Professional fees	551	555
Postage	175	179
Telephone and communications	406	337
FDIC Insurance	470	763
Other	1,509	1,810
Total noninterest expense	18,522	18,732

Income before income tax expense	13,229	11,025
Provision for income tax expense	3,090	1,786
Net income	10,139	9,239
Less: Net income attributable to the noncontrolling interest	–	(865)
Net income attributable to Southside Bancshares, Inc.	$10,139	$8,374
Earnings per common share – basic	$0.58	$0.49
Earnings per common share – diluted	$0.58	$0.49
Dividends paid per common share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)
	Three Months Ended March 31,
	2012	2011

Net income	$10,139	$9,239

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities during the period	(4,745)	6,154

Reclassification adjustment for gains on sales of available for sale securities included in net income	(5,972)	(1,551)

Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	141	–

Amortization of net actuarial loss, included in net periodic benefit cost	499	366

Amortization of prior service credit included in net periodic benefit cost	(10)	(11)
Other comprehensive (loss) income	(10,087)	4,958

Income tax benefit (expense) related to other items of comprehensive income	3,531	(1,735)

Other comprehensive income (loss), net of tax	(6,556)	3,223

Comprehensive income	$3,583	$12,462

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)					Accu-
(in thousands, except share amounts)					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Net Income			8,374			865	9,239
Other comprehensive income					3,223		3,223
Issuance of common stock (14,538 shares)	18	274					292
Tax benefit of incentive stock options		2					2
Capital distribution to noncontrolling interest shareholders						(115)	(115)
Dividends paid on common stock ($0.17 per share)			(2,658)				(2,658)
Stock dividend declared	988	15,121	(16,109)				–
Balance at March 31, 2011	$23,081	$178,274	$53,786	$(28,377)	$(3,070)	$1,863	$225,557

Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$–	$258,927
Net Income			10,139				10,139
Other comprehensive loss					(6,556)		(6,556)
Issuance of common stock (14,496 shares)	18	282					300
Stock compensation expense		39					39
Dividends paid on common stock ($0.18 per share)			(2,970)				(2,970)
Stock dividend declared	1,035	16,441	(17,476)				–
Balance at March 31, 2012	$24,199	$193,553	$62,339	$(28,377)	$8,165	$–	$259,879

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$10,139	$9,239
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	870	806
Amortization of premium	10,366	8,708
Accretion of discount and loan fees	(1,129)	(1,171)
Provision for loan losses	3,052	2,138
Stock compensation expense	39	–
Deferred tax (benefit) expense	(2,880)	308
Loss (gain) on sale of securities carried at fair value through income	485	(254)
Gain on sale of securities available for sale	(5,972)	(1,551)
Net other-than-temporary impairment losses	141	–
Fair value gain – securities	–	(1,627)
FHLB advance option impairment charges	472	–
Loss on retirement of assets	–	90
Impairment on other real estate owned	–	130
Net change in:
Interest receivable	5,491	2,818
Other assets	991	(2,299)
Interest payable	(289)	(409)
Other liabilities	3,227	1,356
Loans held for sale	1,650	3,918
Net cash provided by operating activities	26,653	22,200

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	–	(5,301)
Maturities, calls and principal repayments	15,365	12,554
Securities available for sale:
Purchases	(618,587)	(252,881)
Sales	127,298	169,172
Maturities, calls and principal repayments	58,500	79,645
Securities carried at fair value through income:
Purchases	(57,606)	(130,064)
Sales	664,224	12,983
Maturities, calls and principal repayments	24,872	3,812
Proceeds from redemption of FHLB stock	8,533	9,738
Purchases of FHLB stock and other investments	(7,071)	(4,242)
Net (increase) decrease in loans	(55,281)	10,529
Purchases of premises and equipment	(656)	(1,092)
Proceeds from sales of repossessed assets	1,002	1,517
Net cash provided by (used in) investing activities	160,593	(93,630)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED) (continued)
(in thousands)

	Three Months Ended March 31,
	2012	2011

FINANCING ACTIVITIES:
Net increase in demand and savings accounts	71,978	44,367
Net (decrease) increase in certificates of deposit	(83,512)	26,827
Net decrease in federal funds purchased and repurchase agreements	(1,019)	(863)
Proceeds from FHLB advances	2,964,409	1,074,136
Repayment of FHLB advances	(3,133,462)	(1,100,011)
Net capital distributions to noncontrolling interest in consolidated entities	–	(115)
Tax benefit of incentive stock options	–	2
Proceeds from the issuance of common stock	300	292
Dividends paid	(2,970)	(2,658)
Net cash (used in) provided by financing activities	(184,276)	41,977

Net increase (decrease) in cash and cash equivalents	2,970	(29,453)
Cash and cash equivalents at beginning of period	43,238	79,073
Cash and cash equivalents at end of period	$46,208	$49,620

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$8,009	$10,055
Income taxes paid	$2,000	$–

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$872	$1,576
Adjustment to pension liability	$(489)	$(355)
Declaration of 5% stock dividend	$17,476	$16,109
Unsettled trades to purchase securities	$(96,171)	$(52,044)
Unsettled trades to sell securities	$104,065	$–

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

The consolidated balance sheet as of March 31, 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows and notes to the financial statements for the three month period ended March 31, 2012 and 2011 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates. These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Standards

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for us on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  See “Note 5 – Loans and Allowance for Probable Loan Losses.”

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 became effective for us on January 1, 2012 and did not have a significant impact on our consolidated financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and did not have a significant impact on our consolidated financial statements. See “Note 9 - Fair Value Measurement.”

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  ASU 2011-05 did not have a significant impact on our consolidated financial statements. See “Consolidated Statements of Comprehensive Income” directly following our Consolidated Statements of Income in our consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on our consolidated financial statements.

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

2.      Earnings Per Share

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic and Diluted Earnings:
Net income – Southside Bancshares, Inc.	$10,139	$8,374

Basic weighted-average shares outstanding	17,324	17,247
Add: Stock options	9	5
Diluted weighted-average shares outstanding	17,333	17,252

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.58	$0.49

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.58	$0.49

On March 29, 2012, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, and payable on May 9, 2012.

During the second quarter of 2011, our board of directors approved equity grants in the form of stock options and restricted stock units.  These equity grants were made pursuant to the shareholder-approved Southside Bancshares, Inc. 2009 Incentive Plan.

For the three month period ended March 31, 2012, there were approximately 11,000 antidilutive options.  For the three months ended March 31, 2011, there were no antidilutive options.

3.      Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(4,745)	$1,661	$(3,084)
Less: reclassification adjustment for gains included in net income	5,972	(2,090)	3,882
Less: reclassification of other-than-temporary impairment charges on AFS securities included in net income	(141)	49	(92)
Net unrealized losses on securities	(10,576)	3,702	(6,874)
Change in pension plans	489	(171)	318
Other comprehensive loss	$(10,087)	$3,531	$(6,556)

	Three Months Ended March 31, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$6,154	$(2,154)	$4,000
Less: reclassification adjustment for gains included in net income	1,551	(543)	1,008
Net unrealized gains on securities	4,603	(1,611)	2,992
Change in pension plans	355	(124)	231
Other comprehensive income	$4,958	$(1,735)	$3,223

4.      Securities
The amortized cost and estimated fair value of investment and mortgage-backed securities as of March 31, 2012 and December 31, 2011, are reflected in the tables below (in thousands):

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$267,569	$22,929	$–	$493	$290,005
Other Stocks and Bonds	4,015	34	2,126	–	1,923
Mortgage-backed Securities:
U.S. Government Agencies	135,181	4,504	–	265	139,420
Government-Sponsored Enterprises	974,262	20,814	–	795	994,281
Total	$1,381,027	$48,281	$2,126	$1,553	$1,425,629

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$133	$–	$–	$1,143
Mortgage-backed Securities:
U.S. Government Agencies	22,436	1,322	–	–	23,758
Government-Sponsored Enterprises	326,812	12,886	–	–	339,698
Total	$350,258	$14,341	$–	$–	$364,599

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$251,281	$31,221	$–	$45	$282,457
Other Stocks and Bonds	2,925	–	2,426	–	499
Mortgage-backed Securities:
U.S. Government Agencies	99,974	7,158	–	80	107,052
Government-Sponsored Enterprises	589,687	20,127	–	740	609,074
Total	$943,867	$58,506	$2,426	$865	$999,082

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$196	$–	$–	$1,206
Other Stocks and Bonds	486	15	–	–	501
Mortgage-backed Securities:
U.S. Government Agencies	22,999	1,159	–	43	24,115
Government-Sponsored Enterprises	342,632	14,848	–	11	357,469
Total	$367,127	$16,218	$–	$54	$383,291

Securities carried at fair value through income were as follows (in thousands):

	March 31,	December 31,
	2012	2011	2010
Mortgage-backed Securities:
U.S. Government Agencies	$–	$30,413	$5,392
Government-Sponsored Enterprises	–	617,346	66,784
Total	$–	$647,759	$72,176

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Net (loss) gain on sales transactions	$(485)	$254
Net mark-to-market gains (losses)	–	1,627
Net (loss) gain on securities carried at fair value through income	$(485)	$1,881

The following table represents the unrealized loss on securities for the three months ended March 31, 2012 and year ended December 31, 2011 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2012:

Available for Sale
State and Political Subdivisions	$27,995	$493	$–	$–	$27,995	$493
Other Stocks and Bonds	–	–	658	2,126	658	2,126
Mortgage-Backed Securities	226,272	1,016	4,107	44	230,379	1,060
Total	$254,267	$1,509	$4,765	$2,170	$259,032	$3,679

As of December 31, 2011:

Available for Sale
State and Political Subdivisions	$1,668	$42	$307	$3	$1,975	$45
Other Stocks and Bonds	–	–	499	2,426	499	2,426
Mortgage-Backed Securities	148,171	754	5,322	66	153,493	820
Total	$149,839	$796	$6,128	$2,495	$155,967	$3,291

Held to Maturity
Mortgage-Backed Securities	$8,918	$54	$–	$–	$8,918	$54
Total	$8,918	$54	$–	$–	$8,918	$54

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At March 31, 2012, we have in AFS Other Stocks and Bonds, $2.8 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at March 31, 2012 for the TRUPs is approximately $658,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2012 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2012.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.2 million at March 31, 2012 and $3.1 million at March 31, 2011.  The noncredit charge to other comprehensive income was estimated at $2.1 million at March 31, 2012 and $2.4 million at December 31, 2011.  Therefore, the carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was an additional write-down of the TRUPs recognized in earnings for the three months ended March 31, 2012 in the amount of $141,400.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at March 31, 2012 (dollars in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,216	$784	$138	C1	Ca
2	2,000	550	1,450	344	B1	C
3	2,000	1,450	550	176	B2	C
	$6,000	$3,216	$2,784	$658

The following table presents the impairment related to loss, which is recognized in earnings, and the impairment activity related to all other factors, which are recognized in other comprehensive income (in thousands).

	Three Months Ended March 31, 2012
	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, beginning of the period	$3,075	$2,694	$5,769
Charges on securities for which other-than-temporary impairment charges were not previously recognized	–	–	–
Additional charges on securities for which other-than-temporary impairment charges were previously recognized	141	(141)	–
Balance, end of the period	$3,216	$2,553	$5,769

Interest income recognized on securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
U.S. Treasury	$–	$1
State and Political Subdivisions	2,674	3,237
Other Stocks and Bonds	24	9
Mortgage-backed Securities	12,163	11,297
Total interest income on securities	$14,861	$14,544

There were no securities transferred from AFS to HTM during the three months ended March 31, 2012 or 2011.  There were no sales from the HTM portfolio during the three months ended March 31, 2012 or 2011.  There were $350.3 million and $367.1 million of securities classified as HTM at March 31, 2012 and December 31, 2011, respectively.

Of the $6.0 million in net securities gains from the AFS portfolio for the three months ended March 31, 2012, there were $6.0 million in realized gains and approximately $3,000 in realized losses.  Of the $1.6 million in net securities gains from the AFS portfolio for the three months ended March 31, 2011, there were $1.6 million in realized gains and $45,000 in realized losses.

The amortized cost and fair value of securities at March 31, 2012, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	March 31, 2012
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)

Investment Securities
Due in one year or less	$2,245	$2,266
Due after one year through five years	8,906	9,267
Due after five years through ten years	36,440	38,645
Due after ten years	223,993	241,750
	271,584	291,928
Mortgage-backed securities	1,109,443	1,133,701
Total	$1,381,027	$1,425,629

	March 31, 2012
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	–	–
Due after ten years	1,010	1,143
	1,010	1,143
Mortgage-backed securities	349,248	363,456
Total	$350,258	$364,599

Investment and mortgage-backed securities with book values of $831.5 million and $1.04 billion were pledged as of March 31, 2012 and December 31, 2011, respectively, to collateralize FHLB advances, repurchase agreements, public funds and trust deposits or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	March 31,	December 31,
	2012	2011
Real Estate Loans:
Construction	$111,924	$111,361
1-4 family residential	291,020	247,479
Other	208,536	206,519
Commercial loans	145,730	143,552
Municipal loans	206,230	207,261
Loans to individuals	177,453	171,058
Total loans	1,140,893	1,087,230
Less: Allowance for loan losses	20,074	18,540
Net loans	$1,120,819	$1,068,690

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

For loans purchased after August 1, 2010, additional reserve methods have been added.  New pools purchased are reserved at their estimated annual loss.  Thereafter, the reserve is adjusted based on the actual performance versus projected performance.  Additionally, beginning with the fourth quarter of 2010, data mining measures were further enhanced to track migration within risk tranches.  Reserves are adjusted quarterly to match the migration metrics.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and
•	Changes in the level of concentrations of credit.

The following table details activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Three Months Ended March 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	49	339	12	355	(11)	2,311	(3)	3,052
Loans charged off	(8)	(11)	–	(88)	–	(2,123)	–	(2,230)
Recoveries of loans charged off	21	5	2	198	–	486	–	712
Balance at end of period	$2,682	$2,290	$3,065	$3,342	$608	$6,918	$1,169	$20,074

	Three Months Ended March 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	247	74	(148)	190	(2)	1,634	143	2,138
Loans charged off	–	(319)	(80)	(550)	–	(3,099)	–	(4,048)
Recoveries of loans charged off	–	65	195	111	–	608	–	979
Balance at end of period	$2,832	$1,808	$3,321	$3,497	$605	$7,121	$596	$19,780

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented.  (in thousands):

	As of March 31, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$931	$908	$510	$1,551	$102	$455	$–	$4,457
Ending balance – collectively evaluated for impairment	1,751	1,382	2,555	1,791	506	6,463	1,169	15,617
Balance at end of period	$2,682	$2,290	$3,065	$3,342	$608	$6,918	$1,169	$20,074

	As of December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$888	$788	$511	$1,108	$110	$347	$–	$3,752
Ending balance – collectively evaluated for impairment	1,732	1,169	2,540	1,769	509	5,897	1,172	14,788
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

The following table details activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of year	$26	$30
Provision for losses on unfunded loan commitments	–	–
Balance at end of year	$26	$30

The following table sets forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
March 31, 2012	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$5,772	$13,043	$10,122	$6,315	$620	$1,488	$37,360
Loans collectively evaluated for impairment	106,152	277,977	198,414	139,415	205,610	175,965	1,103,533
Total ending loans balance	$111,924	$291,020	$208,536	$145,730	$206,230	$177,453	$1,140,893

	Real Estate
December 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$6,274	$12,453	$9,394	$5,986	$651	$1,320	$36,078
Loans collectively evaluated for impairment	105,087	235,026	197,125	137,566	206,610	169,738	1,051,152
Total ending loans balance	$111,361	$247,479	$206,519	$143,552	$207,261	$171,058	$1,087,230

The following table sets forth loans by credit quality indicator for the periods presented (in thousands):

March 31, 2012	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$106,152	$95	$20	$5,456	$201	$–	$111,924
1-4 Family residential	277,977	1,749	3,945	6,149	1,200	–	291,020
Other	198,414	3,491	3,025	3,478	128	–	208,536
Commercial loans	139,414	866	–	4,689	691	70	145,730
Municipal loans	205,610	232	–	388	–	–	206,230
Loans to individuals	175,966	72	–	884	498	33	177,453
Total	$1,103,533	$6,505	$6,990	$21,044	$2,718	$103	$1,140,893

December 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$105,087	$785	$20	$5,285	$184	$–	$111,361
1-4 Family residential	235,026	1,763	5,299	4,345	1,046	–	247,479
Other	197,126	2,911	2,877	3,475	130	–	206,519
Commercial loans	137,565	908	242	4,772	55	10	143,552
Municipal loans	206,610	231	–	420	–	–	207,261
Loans to individuals	169,738	81	–	976	236	27	171,058
Total	$1,051,152	$6,679	$8,438	$19,273	$1,651	$37	$1,087,230

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At March 31,	At December 31,
	2012	2011

Nonaccrual loans	$11,088	$10,299
Accruing loans past due more than 90 days	1	5
Restructured loans	2,119	2,109
Other real estate owned	538	453
Repossessed assets	163	322
Total Nonperforming Assets	$13,909	$13,188

Nonaccrual and Past Due Loans

Nonaccrual loans are those loans which are 90 days or more delinquent and collection in full of both the principal and interest is in doubt.  Additionally, some loans that are not delinquent may be placed on nonaccrual status due to doubts about full collection of principal or interest.  When a loan is categorized as nonaccrual, the accrual of interest is discontinued and the accrued balance is reversed for financial statement purposes.  Payments of contractual interest are recognized as income only to the extent that full recovery of the principal balance of the loan is reasonably certain.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, except for consumer loans which are generally carried in nonaccrual only when they are in excess of 90 days delinquent, and future payments are reasonably assured.  Other factors, such as the value of collateral securing the loan and the financial condition of the borrower must be considered in judgments as to potential loan loss.

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	March 31, 2012		December 31, 2011
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$3,673	$–	$3,894	$–
1-4 Family residential	2,783	–	2,362	–
Other	763	–	781	–
Commercial loans	2,012	–	1,353	–
Loans to individuals	1,857	1	1,909	5
Total	$11,088	$1	$10,299	$5

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$204	$45	$3,673	$3,922	$108,002	$111,924
1-4 Family residential	3,412	656	2,783	6,851	284,169	291,020
Other	67	169	763	999	207,537	208,536
Commercial loans	983	523	2,012	3,518	142,212	145,730
Municipal loans	116	–	–	116	206,114	206,230
Loans to individuals	3,690	444	1,858	5,992	171,461	177,453
Total	$8,472	$1,837	$11,089	$21,398	$1,119,495	$1,140,893

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$185	$146	$3,894	$4,225	$107,136	$111,361
1-4 Family residential	4,289	1,051	2,362	7,702	239,777	247,479
Other	1,129	296	781	2,206	204,313	206,519
Commercial loans	1,353	129	1,353	2,835	140,717	143,552
Municipal loans	–	–	–	–	207,261	207,261
Loans to individuals	4,614	960	1,914	7,488	163,570	171,058
Total	$11,570	$2,582	$10,304	$24,456	$1,062,774	$1,087,230

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Loans with no allocated allowance for loan losses	$3	$4
Loans with allocated allowance for loan losses	13,170	12,366
Total	$13,173	$12,370

Amount of the allowance for loan losses allocated	$2,891	$2,639

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

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented (in thousands):

	March 31, 2012		March 31, 2011
	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$3	$68	$3	$80
1-4 Family residential	28	43	3	47
Other	7	31	15	38
Commercial loans	1	27	4	22
Loans to individuals	31	88	120	351
Total	$70	$257	$145	$538

The following table sets forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,732	$–	$3,673	$3,673	$559	$3,793
1-4 Family residential	3,041	–	2,932	2,932	440	2,799
Other	1,903	–	1,474	1,474	83	1,534
Commercial loans	2,256	–	2,155	2,155	890	1,922
Loans to individuals	3,259	3	2,936	2,939	919	3,105
Total	$15,191	$3	$13,170	$13,173	$2,891	$13,153

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,909	$–	$3,895	$3,895	$597	$4,054
1-4 Family residential	2,449	–	2,362	2,362	320	2,362
Other	1,930	–	1,508	1,508	380	1,744
Commercial loans	1,570	–	1,493	1,493	485	1,748
Loans to individuals	3,389	4	3,108	3,112	857	4,508
Total	$14,247	$4	$12,366	$12,370	$2,639	$14,416

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

The following table sets forth troubled debt restructurings for the period presented (in thousands):

	As of March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	2	$93	$85
1-4 Family residential	7	627	585
Other	1	732	711
Commercial loans	5	408	408
Loans to individuals	13	112	70
Total		$1,972	$1,859

	As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	2	$93	$87
1-4 Family residential	4	325	320
Other	1	732	728
Commercial loans	2	141	141
Loans to individuals	12	111	89
Total		$1,402	$1,365

The loans identified as troubled debt restructurings were previously reported as impaired loans prior to restructuring.  As of March 31, 2012, the loan modifications related to extending the amortization periods were $1.4 million, lowering interest rates were $430,000 and principal forgiveness of the loans were $43,000.  In addition, loan modifications extending the amortization period, lowering interest rates and principal forgiveness were $2,000.  Of the loans restructured, $621,000 were on nonaccrual status as of March 31, 2012.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses.  For the three months ended March 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings.

6.      Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011

FHLB Advances (1)	$281,618	$260,724

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$341,929	$321,035

(1)	At March 31, 2012, the weighted average cost of these advances was 2.53%. FHLB Advances have maturities ranging from April 2012 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.40815% through June 29, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.29260% through May 22, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the first quarter of 2012, we recorded impairment charges of $472,000 in our income statement.  At March 31, 2012, we had $1.6 million in fair value of the FHLB advance option fees on our balance sheet.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment	Fair Value Option Fee

$25,000	09/20/12	36 months	1.325%	$1,105	$959	$146
25,000	09/20/12	48 months	1.674%	1,410	1,225	185
20,000	10/09/12	36 months	1.153%	789	590	199
20,000	10/09/12	48 months	1.466%	1,042	783	259
20,000	10/09/12	60 months	1.807%	1,216	905	311
20,000	05/17/12	48 months	1.710%	917	898	19
20,000	05/17/12	60 months	2.085%	1,102	1,083	19
20,000	03/18/13	60 months	2.510%	1,528	1,333	195
15,000	03/18/13	36 months	1.622%	828	726	102
15,000	03/18/13	48 months	2.086%	1,017	893	124
$200,000				$10,954	$9,395	$1,559

7.      Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	Defined Benefit
	Pension Plan		Restoration Plan
	2012	2011	2012	2011
Service cost	$465	$394	$50	$43
Interest cost	763	741	99	100
Expected return on assets	(1,029)	(972)	–	–
Net loss recognition	415	285	84	81
Prior service credit amortization	(10)	(10)	–	(1)
Net periodic benefit cost	$604	$438	$233	$223

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2011, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2012.  As of March 31, 2012, we had made contributions of $20,000 to our restoration plan.  No contributions were made to the defined benefit plan during the three months ended March 31, 2012.

8.      Share-based Incentive Plans

2009 Incentive Plan (the “2009 Incentive Plan”)

On April 16, 2009, our shareholders approved the Southside Bancshares, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which is a stock-based incentive compensation plan.  A total of 1,215,507 shares of our common stock were reserved and available for issuance pursuant to awards granted under the 2009 Incentive Plan.  Under the 2009 Incentive Plan, we were authorized to grant nonqualified stock options (“NQSOs”), restricted stock units (“RSUs”) or any combination thereof to certain officers.  During the three months ended June 30, 2011, we granted RSUs and NQSOs pursuant to the 2009 Incentive Plan.

As of March 31, 2012, there were 179,361 nonvested awards outstanding.  For the three months ended March 31, 2012, there was a $39,000 share-based compensation expense related to the 2009 Incentive Plan.  For the three months ended March 31, 2012, there was $14,000 of income tax benefit related to the stock compensation expense.  As of March 31, 2011, there were no awards granted or nonvested.  There was no share-based compensation expense or income tax benefit for the three months ended March 31, 2011.

As of March 31, 2012, there was $1.0 million of unrecognized compensation cost related to the 2009 Incentive Plan for the nonvested awards granted in June 2011.  The cost is expected to be recognized over a weighted-average period of 2.86 years.  There was no unrecognized compensation expense related to the 2009 Incentive Plan as of March 31, 2011.

The fair value of each NQSO granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2011:  dividend yield of 3.54%; risk-free interest rate of 2.30%; expected life of 6.5 and 7.0 years for the three-year and four-year vesting schedule, respectively; and expected volatility of 42.07% and 41.50% for the three-year and four-year vesting schedule, respectively.  There were no awards granted during the three months ended March 31, 2011.

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

As of March 31, 2012 and 2011, there were no nonvested shares for the ISO Plan.  For the three months ended March 31, 2012 and 2011, there was no stock-based compensation expense related to the ISO Plan.

As of March 31, 2012 and 2011, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

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

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the three months ended March 31, 2012, 1,634 shares issued in connection with stock compensation awards were issued from available authorized shares.  During the three months ended March 31, 2011, 880 shares issued in connection with stock compensation awards were issued from available authorized shares.

A combined summary of activity in our share-based plans as of March 31, 2012 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, December 31, 2011	1,001,069	35,070	$18.28	189,857	$17.82	$5.59
Granted	–	–	–	–	–	–
Stock options exercised	–	–	–	(1,634)	9.89	–
Stock awards vested	–	–	–	–	–	–
Forfeited	35,077	(8,218)	18.28	(26,859)	18.28	5.59
Canceled/expired	–	–	–	–	–	–
Balance, March 31, 2012	1,036,146	26,852	$18.28	161,364	$17.82	$5.59

Other information regarding options outstanding and exercisable as of March 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$9.89	–	9.89	8,855	$9.89	1.00	8,855	$9.89
18.28	–	18.28	152,509	18.28	9.19	–	–
Total			161,364	$17.82	8.74	8,855	$9.89

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $521,000 and $99,000 at March 31, 2012, respectively.

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $18,000 and $7,000, respectively.

Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $16,000 and $9,000, respectively.  There was no tax benefit realized related to the stock option exercised for the three months ended March 31, 2012. The tax benefit realized for the deductions related to the stock option exercises was $2,000 for the three months ended March 31, 2011.

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

Valuation techniques including the market approach, the income approach and/or the cost approach are utilized to determine fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Valuation policies and procedures are determined by our investment department and reported to our Asset/Liability Committee ("ALCO") for review.  An entity must consider all aspects of nonperforming risk, including the entity’s own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  A fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

We review the prices quarterly supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements – Reporting on Controls of a Service Organization (“SSAE 16”). We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, four additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Loans Held for Sale – These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At March 31, 2012 and December 31, 2011, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At March 31, 2012 and December 31, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2012
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$290,005	$–	$290,005	$–	$–
Other Stocks and Bonds	1,923	–	1,265	658	(141)
Mortgage-backed Securities:
U.S. Government Agencies	139,420	–	139,420	–	–
Government-Sponsored Enterprise	994,281	–	994,281	–	–
Total recurring fair value measurements	$1,425,629	$–	$1,424,971	$658	$(141)

Nonrecurring fair value measurements
Foreclosed assets (1)	$701	$–	$–	$701	$(228)
Impaired loans (2)	10,282	–	–	10,282	(12)
Total nonrecurring fair value measurements	$10,983	$–	$–	$10,983	$(240)

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Recurring fair value measurements
Securities Available for Sale
Investment Securities:
State and Political Subdivisions	$282,457	$–	$282,457	$–
Other Stocks and Bonds	499	–	–	499
Mortgage-backed Securities:
U.S. Government Agencies	107,052	–	107,052	–
Government-Sponsored Enterprise	609,074	–	609,074	–
Total available for sale securities	$999,082	$–	$998,583	$499
Securities carried at fair value through income
Mortgage-backed Securities:
U.S. Government Agencies	$30,413	$–	$30,413	$–
Government-Sponsored Enterprise	617,346	–	617,346	–
Total available for sale securities	$647,759	$–	$647,759	$–
Total recurring fair value measurements	$1,646,841	$–	$1,646,342	$499

Nonrecurring fair value measurements
Foreclosed assets (1)	$775	$–	$–	$775
Impaired loans (2)	9,731	–	–	9,731
Total nonrecurring fair value measurements	$10,506	$–	$–	$10,506

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended March 31,
Other Stocks and Bonds	2012	2011

Balance at Beginning of Period	$499	$189

Total gains or losses (realized/unrealized):
Included in earnings	(141)	–
Included in other comprehensive income (loss)	300	816
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$658	$1,005

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(141)	$–

The following table presents income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the three months ended March 31, 2012 for recurring Level 3 assets, as shown in the previous table (in thousands):

	Three Months Ended March 31, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized

Investment securities:
Other stocks and bonds	$–	$–	$(141)	$–	$(141)	$–

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of March 31, 2012.  No liabilities were recorded as Level 3 at March 31, 2012 (in thousands).

As of March 31, 2012
Securities Available for Sale	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
		Discounted Cash Flows	Constant prepayment rate	1% - 2%

Investment securities:			Discount Rate	Libor + 14% - 15%

Other stocks and bonds	$658		Loss Severity	25% - 100%

The significant unobservable inputs used in the fair value measurement of our trust preferred securities (“TRUPS”) included the credit rating down grades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Significant increases (decreases) in any of those inputs would result in a significant lower (higher) fair value.

Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis. For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell. These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At March 31, 2012, we had no securities carried at fair value through income. During the quarter ended March 31, 2012, we sold all of our securities carried at fair value through income. The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $485,000. At December 31, 2011, we had $647.8 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $1.6 million for the three months ended March 31, 2011.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$–	$(11)
Government-Sponsored Enterprises	–	1,638
Total	$–	$1,627

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

The following table presents our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Cash and cash equivalents	$46,208	$46,208	$46,208	$–	$–
Investment securities:
Held to maturity, at amortized cost	1,010	1,143	–	1,143	–
Mortgage-backed and related securities:
Held to maturity, at amortized cost	349,248	363,456	–	363,456	–
FHLB stock and other investments, at cost	34,471	34,471	–	34,471	–
Loans, net of allowance for loan losses	1,120,819	1,120,588	–	–	1,120,588
Loans held for sale	1,902	1,902	–	1,902	–
Financial liabilities:
Retail deposits	$2,310,452	$2,314,495	$–	$2,314,495	$–
Federal funds purchased and repurchase agreements	1,926	1,926	–	1,926	–
FHLB advances	453,482	461,539	–	461,539	–
Long-term debt	60,311	45,750	–	45,750	–

		Estimated Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2011
Financial Assets
Cash and cash equivalents	$43,238	$43,238	$43,238	$–	$–
Investment securities:
Held to maturity, at amortized cost	1,496	1,707	–	1,707	–
Mortgage-backed and related securities:
Held to maturity, at amortized cost	365,631	381,584	–	381,584	–
FHLB stock and other investments, at cost	35,933	35,933	–	35,933	–
Loans, net of allowance for loan losses	1,068,690	1,073,298	–	–	1,073,298
Loans held for sale	3,552	3,552	–	3,552	–
Financial liabilities:
Retail deposits	$2,321,671	$2,329,243	$–	$2,329,243	$–
Federal funds purchased and repurchase agreements	2,945	2,945	–	2,945	–
FHLB advances	622,535	636,129	–	636,129	–
Long-term debt	60,311	45,132	–	45,132	–

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at March 31, 2012 or December 31, 2011.

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

We had outstanding unused commitments to extend credit of $130.8 million and $116.0 million at March 31, 2012 and December 31, 2011, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at March 31, 2012 and December 31, 2011 were $12.4 million and $12.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.4 million and $6.5 million at March 31, 2012 and December 31, 2011, respectively.

The scheduled maturities of unused commitments as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Unused Commitments:
Due in one year or less	$87,707	$85,737
Due after one year	43,057	30,291
Total	$130,764	$116,028

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

Securities. In the normal course of business we buy and sell securities.  There were $96.2 million of unsettled trades to purchase and $104.1 million of unsettled trades to sell securities at March 31, 2012.  There were no unsettled trades to sell securities at December 31, 2011.  There were $1.2 million of unsettled trades to purchase securities at December 31, 2011.

Deposits. There were no unsettled issuances of brokered CDs at March 31, 2012 or December 31, 2011.

Litigation. We are involved with various litigation in the normal course of business.  Management, after consulting with our legal counsel, believes that any liability resulting from litigation will not have a material effect on the financial position and results of operations and our liquidity.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition, changes in financial condition, and results of our operations, and should be read and reviewed in conjunction with the financial statements, and the notes thereto, in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

We reported an increase in net income for the three months ended March 31, 2012 compared to the same period in 2011.  Net income attributable to Southside Bancshares, Inc. for the three months ended March 31, 2012 was $10.1 million compared to $8.4 million for the same period in 2011.

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

As of March 31, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.1 million was adequate to cover probable losses in the portfolio.

Refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Loss Experience and Allowance for Loan Losses” and “Note 7 – Loans and Allowance for Probable Loan Losses” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

At September 30, 2008 and continuing at March 31, 2012, the valuation inputs for our available for sale (“AFS”) trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear. Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at March 31, 2012 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At March 31, 2012 we have in AFS Other Stocks and Bonds $2.8 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies. Our estimate of fair value at March 31, 2012 for the TRUPs is approximately $658,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at March 31, 2012 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model. Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of March 31, 2012.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.2 million at March 31, 2012 and $3.1 million at December 31, 2011, respectively.  The noncredit charge to other comprehensive income was estimated at $2.1 million and $2.4 million at March 31, 2012 and December 31, 2011, respectively.  The carrying amount of the TRUPs was written down with $141,000 recognized in earnings for the three months ended March 31, 2012.  There was no write-down required during the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at March 31, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

Defined Benefit Pension Plan. The plan obligations and related assets of our defined benefit pension plan (the “Plan”) are presented in “Note 13 – Employee Benefits” of the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  Entry into the Plan by new employees was frozen effective December 31, 2005.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using observable market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions that are reviewed by management.  Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets.  In determining the discount rate, we utilized a cash flow matching analysis to determine a range of appropriate discount rates for our defined benefit pension and restoration plans.  In developing the cash flow matching analysis, we constructed a portfolio of high quality noncallable bonds (rated AA- or better) to match as close as possible the timing of future benefit payments of the plans at December 31, 2011.  Based on this cash flow matching analysis, we were able to determine an appropriate discount rate.

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At March 31, 2012, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.84%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments.  During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  A table detailing the optional advance commitment terms is presented in “Note 6 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees of $11.0 million, which at March 31, 2012 had been impaired and the carrying value on the balance sheet was $1.6 million.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance upon exercise of the advance commitments.  If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs.  In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of March 31, 2012 and December 31, 2011, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

Risks associated with the asset structure we maintain include a lower net interest rate spread and margin when compared to our peers, changes in the slope of the yield curve, which can reduce our net interest rate spread and margin, increased interest rate risk, the length of interest rate cycles, changes in volatility spreads associated with the mortgage-backed securities and municipal securities, the unpredictable nature of mortgage-backed securities prepayments and credit risks associated with the municipal securities.  See “Part I - Item 1A.  Risk Factors – Risks Related to Our Business” in our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of risks related to interest rates.  Our asset structure, net interest spread and net interest margin require us to closely monitor our interest rate risk.  An additional risk is the change in fair value of the AFS securities portfolio as a result of changes in interest rates.  Significant increases in interest rates, especially long-term interest rates, could adversely impact the fair value of the AFS securities portfolio, which could also significantly impact our equity capital.  Due to the unpredictable nature of mortgage-backed securities prepayments, the length of interest rate cycles, and the slope of the interest rate yield curve, net interest income could fluctuate more than simulated under the scenarios modeled by our ALCO and described under “Item 3.  Quantitative and Qualitative Disclosures about Market Risk” in this report.

Determining the appropriate size of the balance sheet is one of the critical decisions any bank makes.  Our balance sheet is not merely the result of a series of micro-decisions, but rather the size is controlled based on the economics of assets compared to the economics of funding.  The current low interest rate environment and investment and economic landscape makes it uncertain whether we will experience significant asset growth driven by an increase in the securities portfolio over the near term.

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

The three months ended March 31, 2012 was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio.  During the first quarter we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value of $485,000.  During the quarter ended March 31, 2012, as interest rates remained low, we also continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  The sale of these securities resulted in a gain on the sale of available for sale securities of $5.9 million.  During the quarter ended March 31, 2012, the size of the securities portfolio decreased as we were unable to find enough acceptable risk reward securities to purchase to replace the over $650 million of securities carried at fair value through income that were sold.  We anticipate increasing the securities portfolio during the second quarter ending June 30, 2012, to a level similar to the combined securities portfolio at December 31, 2011.  The net result was a decrease in our investment and U.S. agency mortgage-backed securities from $2.01 billion at December 31, 2011, to $1.78 billion at March 31, 2012.  The average coupon of the mortgage-backed securities portfolio decreased to 5.63% at March 31, 2012 from 6.12% at December 31, 2011 as a result of the sale of the securities carried at fair value through income.  At March 31, 2012, securities as a percentage of assets decreased to 55.2%, as compared to 61.0% at December 31, 2011.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO. FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at March 31, 2012 decreased 27.2%, or $169.1 million, to $453.5 million from $622.5 million at December 31, 2011 primarily as a result of a decrease in the securities portfolio.  During 2011 and 2010 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  As of March 31, 2012 we had $85.7 million in brokered CDs of which all were long-term. All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.   During 2012 and 2011, the overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 24.2% at March 31, 2012, from 36.4% at December 31, 2011.

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

Net interest income for the three months ended March 31, 2012 was $24.0 million, an increase of $1.7 million, or 7.8%, compared to the same period in 2011.  The overall increase in net interest income was the result of the decrease in interest expense.

During the three months ended March 31, 2012, total interest income decreased $189,000, or 0.6%, to $31.7 million compared to $31.9 million for the same period in 2011.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 4.93% for the three months ended March 31, 2011 to 4.56% for the three months ended March 31, 2012 which more than offset the increase in average interest earning assets of $167.5 million, or 5.9%, from $2.83 billion to $3.00 billion.  Total interest expense decreased $1.9 million, or 20.0%, to $7.7 million during the three months ended March 31, 2012 as compared to $9.6 million during the same period in 2011.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the three months ended March 31, 2012, to 1.30% from 1.67% for the same period in 2011, which was partially offset by an increase in average interest bearing liabilities of $49.2 million, or 2.1%, from $2.35 billion for the three months ended March 31, 2011 to $2.39 billion for the same period in 2012.

During the three months ended March 31, 2012, average loans increased $40.6 million, or 3.8%, compared to the same period in 2011.  One to four family residential loans represent a large part of this increase.  The average yield on loans decreased from 6.91% for the three months ended March 31, 2011 to 6.41% for the three months ended March 31, 2012.  The decrease in interest income on loans of $501,000, or 2.9%, to $16.8 million for the three months ended March 31, 2012, when compared to $17.3 million for the same period in 2011 was the result of a decrease in the average yield which more than offset the increase in the average balance. The decrease in the yield on loans was due to overall lower interest rates.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financials institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $122.2 million, or 7.1%, from $1.71 billion to $1.83 billion, for the three months ended March 31, 2012 when compared to the same period in 2011.  This increase was the result of securities purchased due primarily to buying opportunities available throughout early 2011 and increased volatility during the second and third quarters.  At March 31, 2012, virtually all of our mortgage-backed securities were fixed rate securities with less than three percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.55% during the three months ended March 31, 2012, from 3.82% during the same period in 2011.  The decrease in the average yield primarily reflects the purchase of lower yielding securities when compared to both those securities paying off and the securities carried at fair value through income that were sold and securities in the current securities portfolio due to the lower interest rate environment during 2012 when compared to 2011.  Interest income on investment and mortgage-backed securities increased $317,000 during the three months ended March 31, 2012, or 2.2%, compared to the same period in 2011 due to an increase in the average balance which more than offset the decrease in the yield.

Average FHLB stock and other investments increased $1.4 million, or 4.4%, to $33.9 million, for the three months ended March 31, 2012, when compared to $32.5 million for the same period in 2011 due to the increase in FHLB advances during 2012 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments decreased $1,000, or 1.3%, during the three months due to a decrease in the average yield from 1.00% for the three months ended March 31, 2011 compared to 0.94% for the same period in 2012 while offset by an increase in the average balance.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.

Average interest earning deposits increased $5.2 million, or 32.5%, to $21.3 million, for the three months ended March 31, 2012, when compared to $16.1 million for the same period in 2011.  Interest income from interest earning deposits decreased $4,000, or 40.0%, for the three months ended March 31, 2012, when compared to the same period in 2011, as a result of the decrease in the average yield from 0.25% in 2011 to 0.11% in 2012 while offset by the increase in the average balance.

During the three months ended March 31, 2012, our average securities increased more than our average loans compared to the same period in 2011.  The mix of our average interest earning assets reflected an increase in average total securities as a percentage of total average interest earning assets as average total securities increased to 62.2% during the three months ended March 31, 2012 compared to 61.6% during the same period in 2011.  Average loans decreased to 37.1% of average total interest earning assets and other interest earning asset categories averaged 0.7% for the three months ended March 31, 2012.  During 2011, the comparable mix was 37.9% in loans and 0.5% in the other interest earning asset categories.

Total interest expense decreased $1.9 million, or 20.0%, to $7.7 million during the three months ended March 31, 2012 as compared to $9.6 million during the same period in 2011.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.67% for 2011 to 1.30% for the three months ended March 31, 2012, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $49.2 million, or 2.1% included an increase in deposits of $92.1 million, or 5.4% that was offset by a decrease in FHLB advances and other short-term obligations of $42.9 million, or 7.6%.

Average interest bearing deposits increased $92.1 million, or 5.4%, from $1.72 billion to $1.81 billion, while the average interest rate paid decreased from 0.95% for the three months ended March 31, 2011 to 0.75% for the three months ended March 31, 2012.  Average time deposits increased $15.2 million, or 1.8%, from $845.9 million to $861.1 million while the average rate paid decreased to 1.16% for the three months ended March 31, 2012 as compared to 1.34% for the same period in 2011.  Average interest bearing demand deposits increased $64.9 million, or 8.2%, while the average rate paid decreased to 0.41% for the three months ended March 31, 2012 as compared to 0.60% for the same period in 2011.  Average savings deposits increased $11.9 million, or 14.7%, while the average rate paid decreased to 0.16% for the three months ended March 31, 2012 as compared to 0.30% for the same period in 2011.  Interest expense for interest bearing deposits for the three months ended March 31, 2012, decreased $641,000, or 15.9%, when compared to the same period in 2011 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $98.6 million, or 22.9%, during the three months ended March 31, 2012.  The latter three categories, which are considered the lowest cost deposits, comprised 63.2% of total average deposits during the three months ended March 31, 2012 compared to 60.6% during the same period in 2011.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion and continued market penetration.

During the three months ended March 31, 2012, we did not issue any long-term brokered CDs.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilize long-term callable brokered CDs because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At March 31, 2012, we had $85.7 million in brokered CDs that represented 3.7% of deposits compared to $163.8 million, or 7.1% of deposits, at December 31, 2011.  At March 31, 2012 and December 31, 2011, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling our brokered CDs and replacing them with long-term FHLB advances which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $256.7 million, an increase of $37.6 million, or 17.2%, for the three months ended March 31, 2012 when compared to the same period in 2011.  Interest expense associated with short-term interest bearing liabilities decreased $137,000, or 7.9%, and the average rate paid decreased 71 basis points to 2.49% for the three months ended March 31, 2012, when compared to 3.20% for the same period in 2011.  The decrease in the average rate paid was due to the change in the mix between long-term FHLB advances rolling into the short-term FHLB advances category and short-term advances taken out with less than 30 day maturities.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $80.5 million, or 23.1%, during the three months ended March 31, 2012 to $267.9 million as compared to $348.4 million for the three months ended March 31, 2011.  Interest expense associated with long-term FHLB advances decreased $1.2 million, or 38.1%, and the average rate paid decreased 72 basis points for the three months ended March 31, 2012 when compared to the same period in 2011.  The decrease in the average long-term FHLB advances is due primarily to advances classified as long-term at December 31, 2011 rolling into the short-term category, the use of more short-term FHLB advances during the period and the decision to enter into $200 million par in long-term advance commitments from the FHLB.  During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  In order to obtain these commitments from the FHLB, we paid fees, of $11.0 million.  During the third quarter of 2011, the value of the FHLB advance option fees became impaired.  They were further impaired during the fourth quarter of 2011 resulting in a total charge of $8.9 million in 2011.  During the first quarter of 2012, the FHLB advance option fees were impaired an additional $472,000.  At March 31, 2012, the remaining FHLB advance option fees on the balance sheet were $1.6 million.  The remaining FHLB advance option fees, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised, or they are further impaired, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three months ended March 31, 2012 and 2011.  Interest expense was $830,000 for the three month period ended March 31, 2012, an increase of $25,000, or 3.1%, when compared to the same period in 2011, as a result of an increase in the average yield of 13 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	March 31, 2012			March 31, 2011
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,109,652	$17,690	6.41%	$1,069,043	$18,205	6.91%
Loans Held For Sale	1,706	17	4.01%	3,722	37	4.03%
Securities:
Investment Securities (Taxable)(4)	4,674	31	2.67%	9,056	18	0.81%
Investment Securities (Tax-Exempt)(3)(4)	249,405	3,990	6.43%	305,066	4,786	6.36%
Mortgage-backed and Related Securities (4)	1,578,892	12,163	3.10%	1,396,622	11,297	3.28%
Total Securities	1,832,971	16,184	3.55%	1,710,744	16,101	3.82%
FHLB stock and other investments, at cost	33,905	79	0.94%	32,485	80	1.00%
Interest Earning Deposits	21,275	6	0.11%	16,062	10	0.25%
Total Interest Earning Assets	2,999,509	33,976	4.56%	2,832,056	34,433	4.93%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,895			45,705
Bank Premises and Equipment	50,593			50,371
Other Assets	169,151			110,987
Less: Allowance for Loan Loss	(19,057)			(20,053)
Total Assets	$3,243,091			$3,019,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$92,767	37	0.16%	$80,882	60	0.30%
Time Deposits	861,133	2,477	1.16%	845,905	2,801	1.34%
Interest Bearing Demand Deposits	855,379	881	0.41%	790,440	1,175	0.60%
Total Interest Bearing Deposits	1,809,279	3,395	0.75%	1,717,227	4,036	0.95%
Short-term Interest Bearing Liabilities	256,701	1,592	2.49%	219,113	1,729	3.20%
Long-term Interest Bearing Liabilities – FHLB Dallas	267,935	1,903	2.86%	348,401	3,076	3.58%
Long-term Debt (5)	60,311	830	5.54%	60,311	805	5.41%
Total Interest Bearing Liabilities	2,394,226	7,720	1.30%	2,345,052	9,646	1.67%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	528,956			430,368
Other Liabilities	54,065			25,163
Total Liabilities	2,977,247			2,800,583

SHAREHOLDERS’ EQUITY (6)	265,844			218,483
Total Liabilities and Shareholders’ Equity	$3,243,091			$3,019,066
NET INTEREST INCOME		$26,256			$24,787
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.52%			3.55%
NET INTEREST SPREAD			3.26%			3.26%
(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $937 and $971 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,323 and $1,557 for the three months ended March 31, 2012 and 2011, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,505 for the three months ended 2011.

Note: As of March 31, 2012 and 2011, loans totaling $11,088 and $14,289, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $10.8 million for the three months ended March 31, 2012, compared to $9.6 million for the same period in 2011, an increase of $1.2 million, or 12.2%.  The primary reason for the increase in noninterest income was due to the increase in gains on the sales of AFS securities during the three months ended March 31, 2012 when compared to the same period in 2011.  Gains on the sales of AFS securities for the three months ended March 31, 2012 were $5.9 million compared to $1.6 million for the same period in 2011.  The fair value of the AFS securities portfolio at March 31, 2012 was $1.43 billion with a net unrealized gain on that date of $44.6 million.  The net unrealized gain is comprised of $48.3 million in unrealized gains and $3.7 million in unrealized losses.  The fair value of the HTM securities portfolio at March 31, 2012 was $364.6 million with a net unrealized gain on that date of $14.3 million.  The net unrealized gain is comprised of $14.3 million in unrealized gains.  During the three months ended March 31, 2012, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the first quarter we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $485,000.  During the quarter ended March 31, 2012, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and lower coupon or more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and higher coupon and less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  The sale of these securities resulted in a gain on the sale of available for sale securities of $5.9 million. There can be no assurance that the level of security gains reported during the three months ended March 31, 2012, will continue in future periods.

For the three months ended March 31, 2012, there was no fair value gain (loss) on securities carried at fair value through income compared to fair value income of $1.6 million in 2011.  This is due to the fact that we sold all of our securities carried at fair value through income during the quarter ended March 31, 2012.  For the three months ended March 31, 2012, the value of the FHLB advance option fees became further impaired resulting in a $472,000 impairment charge.  At March 31, 2012, the carrying value of the FHLB advance option fees on the balance sheet was $1.6 million.

Deposit services income decreased $131,000 or 3.4%, for the three months ended March 31, 2012 when compared to the same period in 2011 primarily due to a decrease in overdraft income.

Gain on sale of loans decreased $152,000, or 53.7%, for the three months ended March 31, 2012 when compared to the same period in 2011 due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Trust income increased $26,000 or 4.0%, for the three months ended March 31, 2012 when compared to the same period in 2011 due to the addition of several new accounts.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $18.5 million for the three months ended March 31, 2012, compared to $18.7 million for the same period in 2011, representing a decrease of $210,000 or 1.1%, for the three months ended March 31, 2012.

Salaries and employee benefits expense increased $142,000, or 1.2%, during the three months ended March 31, 2012 when compared to the same period in 2011.  The increase for the three months ended March 31, 2012 was primarily the result of an increase in retirement expense.  Direct salary expense and payroll taxes increased $72,000, or 0.07%, during the three months ended March 31, 2012 when compared to the same period in 2011.

Retirement expense, included in salary and benefits, increased $241,000, or 27.2%, for the three months ended March 31, 2012 when compared to the same period in 2011.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2012 when compared to 2011.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate was decreased to 4.84%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, decreased $171,000 or 19.5%, for the three months ended March 31, 2012 when compared to the same period in 2011 due to decreased health claims expense and plan administrative cost for the comparable periods of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2012.

ATM and debit card expense increased $64,000 or 29.8%, for the three months ended March 31, 2012 when compared to the same period in 2011 due to an increase in processing expenses.

Director fees increased $77,000, or 40.3%, for the three months ended March 31, 2012 as compared to the same period in 2011.  Effective January 5, 2012, Mr. B. G. Hartley retired as Chief Executive Officer of Southside Bancshares, Inc. and became a non-employee Chairman of the Board of Directors of the Company.  The increase is primarily due to his fee received for serving in that role.

Supplies decreased $65,000, or 29.0%, for the three months ended March 31, 2012 when compared to the same period in 2011 due to the outsourcing of the purchase and delivery of our supplies beginning the first three months of 2012.

Telephone and communications increased $69,000 or 20.5%, for the three months ended March 31, 2012 as compared to the same period in 2011 due to increases in communications expense.

FDIC insurance decreased $293,000, or 38.4%, for the three months ended March 31, 2012 when compared to the same period in 2011 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

Other expense decreased $301,000, or 16.6%, for the three months ended March 31, 2012 as compared to the same period in 2011.  The decrease is primarily due to decrease in losses on OREO, trust expense, loss on retirement of assets and other losses.

Income Taxes

Pre-tax income for the three months ended March 31, 2012 was $13.2 million compared to $11.0 million for the same period in 2011.  Income tax expense was $3.1 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2011.  The effective tax rate as a percentage of pre-tax income was 23.4% for the three months ended March 31, 2012, compared to 16.2% for the three months ended March 31, 2011.  The increase in the effective tax rate and income tax expense for the three months ended March 31, 2012 was due to a decrease in tax-exempt income as a percentage of taxable income as compared to the same period in 2011.

Capital Resources

Our total shareholders' equity at March 31, 2012, was $259.9 million, representing an increase of 0.4%, or $952,000 from December 31, 2011 and represented 8.1% of total assets at March 31, 2012 compared to 7.8% of total assets at December 31, 2011.

Increases to our shareholders’ equity consisted of net income of $10.1 million, the issuance of $300,000 in common stock (14,496 shares) through our incentive stock option and dividend reinvestment plans, which was partially offset by a decrease in accumulated other comprehensive income of $6.6 million, and $3.0 million in dividends paid.

On March 29, 2012, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, and payable on May 9, 2012.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of March 31, 2012, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$305,272	21.71%	$112,480	8.00%	N/A	N/A
Bank Only	$297,721	21.18%	$112,476	8.00%	$140,594	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$287,614	20.46%	$56,240	4.00%	N/A	N/A
Bank Only	$280,063	19.92%	$56,238	4.00%	$84,357	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$287,614	9.08%	$126,729	4.00%	N/A	N/A
Bank Only	$280,063	8.85%	$126,636	4.00%	$158,295	5.00%

As of December 31, 2011:

Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

(1) Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Return on Average Assets	1.26%	1.12%
Return on Average Shareholders' Equity	15.34%	15.65%
Dividend Payout Ratio – Basic	31.03%	34.69%
Dividend Payout Ratio – Diluted	31.03%	34.69%
Average Shareholders' Equity to Average Total Assets	8.20%	7.19%

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At March 31, 2012, these investments were 15.2% of total assets as compared to 19.0% at December 31, 2011 and 14.2% at March 31, 2011.  The decrease to 15.2% at March 31, 2012 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB – The Independent Bankers Bank, respectively.  There were no federal funds purchased at March 31, 2012.  At March 31, 2012, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $635.1 million, net of FHLB stock purchases required.  Southside Bank obtained $10.0 million letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate. The geographic concentration of the loans as of December 31, 2011 is provided in our 2011 Form 10-K. There were no substantial changes in these concentrations during the three months ended March 31, 2012. Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At March 31, 2012, the SFG loans totaled approximately $77.3 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $53.7 million, or 4.9%, to $1.14 billion for the three month period ended March 31, 2012 from $1.09 billion at December 31, 2011, and $77.2 million, or 7.3%, from $1.06 billion at March 31, 2011.  Average loans increased $40.6 million, or 3.8%, when compared to the same period in 2011.

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

The following table sets forth loan totals for the periods presented (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2012	2011	2011

Construction	$111,924	$111,361	$111,635
1-4 Family Residential	291,020	247,479	218,178
Other	208,536	206,519	202,986
Commercial Loans	145,730	143,552	143,265
Municipal Loans	206,230	207,261	198,561
Loans to Individuals	177,453	171,058	189,019
Total Loans	$1,140,893	$1,087,230	$1,063,644

Our 1-4 family residential mortgage loans increased $43.5 million, or 17.6%, to $291.0 million for the three month period ended March 31, 2012 from $247.5 million at December 31, 2011, and $72.8 million, or 33.4%, from $218.2 million at March 31, 2011.

Construction loans increased $563,000, or 0.5%, to $111.9 million for the three month period ended March 31, 2012 from $111.4 million at December 31, 2011, and $289,000 or 0.3%, from $111.6 million at March 31, 2011.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $2.0 million, or 1.0%, to $208.5 million for the three month period ended March 31, 2012 from $206.5 million at December 31, 2011, and $5.6 million, or 2.7% from $203.0 million at March 31, 2011.

Commercial loans increased $2.2 million, or 1.5%, to $145.7 million for the three month period ended March 31, 2012 from $143.6 million at December 31, 2011, and $2.5 million, or 1.7%, from $143.3 million at March 31, 2011.  The increase in commercial loans is reflective of increased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, increased $6.4 million, or 3.7%, to $177.5 million for the three month period ended March 31, 2012 from $171.1 million at December 31, 2011, and decreased $11.6 million, or 6.1%, from $189.0 million at March 31, 2011.  Most of the increase for the first three months is the purchase of additional automobile loan pools.  The decrease as compared to March 31, 2011 is due to a decrease of SFG loans due to normal paydowns, and a sale of $6.2 million of SFG loans due to the implementation of Dodd Frank.

Municipal loans decreased $ 1.0 million, or 0.5%, to $206.2 million for the three month period ended March 31, 2012 from $207.3 million at December 31, 2011, and increased $7.7 million, or 3.9%, from $198.6 million at March 31, 2011.  The increase from March 31, 2011 in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is based on the most current review of the loan portfolio and is validated by multiple processes.  First, the bank utilizes historical data to establish general reserve amounts for each class of loans.  While we track several years of data, we primarily review one year data because we found that longer periods will not respond quickly enough to market conditions.  Second, our lenders have the primary responsibility for identifying problem loans and estimating necessary reserves based on customer financial stress and underlying collateral.  These recommendations are reviewed by the Senior lender, the Special Assets department, and the Loan Review department and are reviewed by the President.  Third, the Loan Review department does independent reviews of the portfolio on an annual basis.  The Loan Review department follows a board-approved annual loan review scope.  The loan review scope encompasses a number of metrics that takes into consideration the size of the loan, the type of credit extended, the seasoning of the loan and the performance of the loan.  The loan review scope as it relates to size, focuses more on larger dollar loan relationships, typically, for example, aggregate debt of $500,000 or greater.  The Loan Review officer also tracks specific reserves for loans by type compared to general reserves to determine trends in comparative reserves as well as losses not reserved for prior to charge off to determine the efficiency of the specific reserve process.

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

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At March 31, 2012, the unallocated portion of the allowance for loan loss was $1.2 million or 0.1% of loans.

As of March 31, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.1 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three months ended March 31, 2012, loan charge-offs were $2.2 million and recoveries were $712,000, resulting in net charge-offs of $1.5 million.  For the three months ended March 31, 2011, loan charge-offs were $4.0 million and recoveries were $979,000, resulting in net charge-offs of $3.1 million.  The decrease in net charge-offs for the three months ended March 31, 2012 was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $3.1 million for the three months ended March 31, 2012, compared to $2.1 million for the comparable period in 2011.  The increase in provision expense for the three months ended March 31, 2012 compared to the same period in 2011 was primarily a result of the increase in loans.

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

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At	At	At
	March 31,	December 31,	March 31,
	2012	2011	2011
Nonaccrual loans	$11,088	$10,299	$14,289
Accruing loans past due more than 90 days	1	5	63
Restructured loans	2,119	2,109	2,036
Other real estate owned	538	453	452
Repossessed assets	163	322	353
Total Nonperforming Assets	$13,909	$13,188	$17,193

	At	At	At
	March 31,	December 31,	March 31
	2012	2011	2011
Asset Quality Ratios:

Nonaccruing loans to total loans	0.97%	0.95%	1.34%
Allowance for loan losses to nonaccruing loans	181.04	180.02	138.43
Allowance for loan losses to nonperforming assets	144.32	140.58	115.05
Allowance for loan losses to total loans	1.76	1.71	1.86
Nonperforming assets to total assets	0.43	0.40	0.55
Net charge-offs to average loans	0.55	0.92	1.16

Total nonperforming assets at March 31, 2012 were $13.9 million, an increase of $721,000, or 5.5%, from $13.2 million at December 31, 2011 and a decrease of $3.3 million, or 19.1%, from $17.2 million at March 31, 2011.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2011 to March 31, 2012, nonaccrual loans increased $789,000 or 7.7%, to $11.1 million and from March 31, 2011, decreased $3.2 million, or 22.4%.  Of the total nonaccrual loans at March 31, 2012, 25.1% are residential real estate loans, 6.9% are commercial real estate loans, 18.1% are commercial loans, 16.8% are loans to individuals, primarily SFG automobile loans, and 33.1% are construction loans.  Accruing loans past due more than 90 days decreased $4,000, or 80.0%, to $1,000 at March 31, 2012 from $5,000 at December 31, 2011 and $62,000, or 98.4%, from $63,000 at March 31, 2011.  Restructured loans increased $10,000, or 0.5%, to $2.1 million at March 31, 2012 from $2.1 million at December 31, 2011 and $83,000, or 4.1%, from $2.0 million at March 31, 2011.  OREO increased $85,000, or 18.8%, to $538,000 at March 31, 2012 from $453,000 at December 31, 2011 and $86,000, or 19.0%, from $452,000 at March 31, 2011.  The OREO at March 31, 2012, consisted of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets decreased $159,000 or 49.4%, to $163,000 at March 31, 2012 from $322,000 at December 31, 2011 and $190,000, or 53.8%, from $353,000 at March 31, 2011.

Reorganization

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

Refer to the discussion of market risks included in “Item 7A.  Quantitative and Qualitative Disclosures About Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in the types of market risks we face since December 31, 2011.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of March 31, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 2.86% and 1.90%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.39% and 3.76%, respectively, relative to the base case over the next 12 months.  As of March 31, 2011, the model simulations projected that a 100 and 200 basis point immediate increase in interest rates would result in a positive variance on net interest income of 3.30% and 3.72%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in negative variances on net interest income of 0.39% and 5.18%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail below. Based on a number of factors, including remediation actions taken to address the material weaknesses, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

As disclosed in Part II, Item 9A of our December 31, 2011 Form 10-K, management identified a series of deficiencies that in aggregate were determined to be material weaknesses related to our security price verification controls and the controls to evaluate  impairment of the FHLB advance option fees.

Subsequent to December 31, 2011, we enhanced our price verification controls.  We utilized multiple pricing services to assist with our price verification procedures.  In addition, procedures were designed to review security prices with variances outside predetermined ranges.  We have also enhanced our controls to evaluate impairment of the FHLB advance option fees.  This includes the design of more effective controls to assess the probability of the exercise for the FHLB advance option fees including, but not limited to, the review of current FHLB interest rates, forward yield curves and the results of valuation models.

As of March 31, 2012, management believes it has placed in operation controls to address the material weaknesses, however, given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, management is evaluating the operating effectiveness of the controls implemented to ensure sustainability and will take further remediation actions should any evidence of ineffectiveness be found.

Our Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of the new controls require additional enhancement. In addition, under the direction of our Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented as necessary will remediate the control deficiencies we identified and strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business.  Management believes that at March 31, 2012 such litigation is not material to our financial position or results of operations.

ITEM 1A.	RISK FACTORS

Additional information regarding risk factors appears in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” of this Form 10-Q and in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.

3 (a)	–
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
Sam Dawson, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2012

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President
and Chief Financial Officer (Principal Financial Officer)

DATE: May 9, 2012

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