Form 10-Q
period 2012-06-30
SOUTHSIDE BANCSHARES INC
filed 2012-08-06
CIK 705432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer's common stock, par value $1.25, outstanding as of July 27, 2012 was 17,358,651 shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share amounts)
	June 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$46,479	$40,989
Interest earning deposits	59,757	2,249
Total cash and cash equivalents	106,236	43,238
Investment securities:
Available for sale, at estimated fair value	418,215	282,956
Held to maturity, at amortized cost	1,010	1,496
Mortgage-backed and related securities:
Available for sale, at estimated fair value	1,204,759	716,126
Securities carried at fair value through income	–	647,759
Held to maturity, at amortized cost	330,138	365,631
FHLB stock, at cost	34,334	33,869
Other investments, at cost	2,064	2,064
Loans held for sale	1,447	3,552
Loans:
Loans	1,183,200	1,087,230
Less: allowance for loan losses	(20,194)	(18,540)
Net Loans	1,163,006	1,068,690
Premises and equipment, net	50,250	50,595
Goodwill	22,034	22,034
Other intangible assets, net	416	522
Interest receivable	17,929	19,426
Deferred tax asset	3,478	–
Unsettled trades to sell securities	1,071	–
Other assets	44,569	45,859
TOTAL ASSETS	$3,400,956	$3,303,817
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$641,139	$505,594
Interest bearing	1,754,733	1,816,077
Total deposits	2,395,872	2,321,671
Short-term obligations:
Federal funds purchased and repurchase agreements	1,948	2,945
FHLB advances	241,246	361,811
Other obligations	219	219
Total short-term obligations	243,413	364,975
Long-term obligations:
FHLB advances	366,989	260,724
Long-term debt	60,311	60,311
Total long-term obligations	427,300	321,035
Deferred tax liability	–	3,458
Unsettled trades to purchase securities	42,300	1,196
Other liabilities	28,715	32,555
TOTAL LIABILITIES	3,137,600	3,044,890

Off-Balance-Sheet Arrangements, Commitments and Contingencies (Note 10)

Shareholders' equity:
Common stock - $1.25 par, 40,000,000 shares authorized, 19,382,489 shares issued in 2012 and 18,517,101 shares issued in 2011	24,228	23,146
Paid-in capital	193,994	176,791
Retained earnings	66,565	72,646
Treasury stock (2,023,838 shares at cost)	(28,377)	(28,377)
Accumulated other comprehensive income	6,946	14,721
TOTAL SHAREHOLDERS' EQUITY	263,356	258,927
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,400,956	$3,303,817

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)	Three Months		Six Months
(in thousands, except per share data)	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Interest income
Loans	$17,526	$17,130	$34,296	$34,401
Investment securities – taxable	20	20	51	38
Investment securities – tax-exempt	2,961	3,209	5,628	6,438
Mortgage-backed and related securities	8,872	13,310	21,035	24,607
FHLB stock and other investments	54	52	133	132
Other interest earning assets	9	3	15	13
Total interest income	29,442	33,724	61,158	65,629
Interest expense
Deposits	2,765	4,051	6,160	8,087
Short-term obligations	1,734	1,705	3,326	3,434
Long-term obligations	2,398	3,401	5,131	7,282
Total interest expense	6,897	9,157	14,617	18,803
Net interest income	22,545	24,567	46,541	46,826
Provision for loan losses	2,174	1,860	5,226	3,998
Net interest income after provision for loan losses	20,371	22,707	41,315	42,828
Noninterest income
Deposit services	3,838	4,028	7,586	7,907
Gain on sale of securities available for sale	3,297	3,920	9,269	5,471
(Loss) gain on sale of securities carried at fair value through income	(13)	84	(498)	338

Total other-than-temporary impairment losses	(21)	–	(21)	–
Portion of loss recognized in other comprehensive income (before taxes)	(19)	–	(160)	–
Net impairment losses recognized in earnings	(40)	–	(181)	–

Fair value gains – securities	–	2,456	–	4,083
FHLB advance option impairment charges	(1,364)	–	(1,836)	–
Gain on sale of loans	298	282	429	565
Trust income	669	645	1,346	1,296
Bank owned life insurance income	254	261	520	547
Other	1,123	959	2,234	2,064
Total noninterest income	8,062	12,635	18,869	22,271
Noninterest expense
Salaries and employee benefits	12,142	11,622	23,975	23,313
Occupancy expense	1,851	1,778	3,609	3,499
Equipment expense	554	525	1,064	1,018
Advertising, travel & entertainment	603	550	1,207	1,103
ATM and debit card expense	287	266	566	481
Director fees	273	200	541	391
Supplies	222	161	381	385
Professional fees	390	457	941	1,012
Postage	182	186	357	365
Telephone and communications	445	345	851	682
FDIC Insurance	414	735	884	1,498
Other	1,733	1,291	3,242	3,101
Total noninterest expense	19,096	18,116	37,618	36,848

Income before income tax expense	9,337	17,226	22,566	28,251
Provision for income tax expense	1,608	4,100	4,698	5,886
Net income	7,729	13,126	17,868	22,365
Less: Net income attributable to the noncontrolling interest	–	(493)	–	(1,358)
Net income attributable to Southside Bancshares, Inc.	$7,729	$12,633	$17,868	$21,007
Earnings per common share – basic	$0.45	$0.73	$1.03	$1.22
Earnings per common share – diluted	$0.45	$0.73	$1.03	$1.22
Dividends paid per common share	$0.20	$0.17	$0.38	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Three Months		Six Months
(UNAUDITED)	Ended June 30,		Ended June 30,
(in thousands)	2012	2011	2012	2011

Net income	$7,729	$13,126	$17,868	$22,365

Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities during the period	863	20,126	(4,023)	26,280

Noncredit portion of other-than-temporary impairment losses on the AFS securities	19	–	160	–

Reclassification adjustment for gain on sale of available for sale securities included in net income	(3,297)	(3,920)	(9,269)	(5,471)

Reclassification of other-than-temporary impairment charges on available for sale securities included in net income	40	–	181	–

Amortization of net actuarial loss, included in net periodic benefit cost	512	366	1,011	732

Amortization of prior service credit included in net periodic benefit cost	(12)	(10)	(22)	(21)
Other comprehensive (loss) income	(1,875)	16,562	(11,962)	21,520

Income tax benefit (expense) related to other items of comprehensive income	656	(5,797)	4,187	(7,532)

Other comprehensive income (loss), net of tax	(1,219)	10,765	(7,775)	13,988

Comprehensive income	$6,510	$23,891	$10,093	$36,353

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)					Accu-
(in thousands, except share amounts)					mulated-
	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Other Compre- hensive Income (Loss)	Noncon- trolling Interest	Total Equity

Balance at December 31, 2010	$22,075	$162,877	$64,179	$(28,377)	$(6,293)	$1,113	$215,574
Net Income			21,007			1,358	22,365
Other comprehensive income					13,988		13,988
Issuance of common stock (28,869 shares)	36	531					567
Stock compensation expense		26					26
Tax benefits related to stock compensation		2					2
Capital distribution to noncontrolling interest shareholders						(475)	(475)
Dividends paid on common stock ($0.34 per share)			(5,453)				(5,453)
Stock dividend declared	981	15,014	(15,995)				–
Balance at June 30, 2011	$23,092	$178,450	$63,738	$(28,377)	$7,695	$1,996	$246,594

Balance at December 31, 2011	$23,146	$176,791	$72,646	$(28,377)	$14,721	$–	$258,927
Net Income			17,868				17,868
Other comprehensive loss					(7,775)		(7,775)
Issuance of common stock (30,436 shares)	38	595					633
Stock compensation expense		133					133
Tax benefits related to stock compensation		11					11
Net issuance of common stock under employee stock plans	10	39	(54)				(5)
Dividends paid on common stock ($0.38 per share)			(6,436)				(6,436)
Stock dividend declared	1,034	16,425	(17,459)				–
Balance at June 30, 2012	$24,228	$193,994	$66,565	$(28,377)	$6,946	$–	$263,356

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(in thousands)
	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$17,868	$22,365
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,778	1,646
Amortization of premium	22,864	16,782
Accretion of discount and loan fees	(2,399)	(2,327)
Provision for loan losses	5,226	3,998
Stock compensation expense	133	26
Deferred tax (benefit) expense	(2,743)	1,467
Excess tax benefits from stock-based compensation	(11)	–
Loss (gain) on sale of securities carried at fair value through income	498	(338)
Gain on sale of securities available for sale	(9,269)	(5,471)
Net other-than-temporary impairment losses	181	–
Fair value gain – securities	–	(4,083)
FHLB advance option impairment charges	1,836	–
Loss on sale of assets	–	3
Loss on retirement of assets	–	90
Impairment on other real estate owned	–	145
Gain on sale of other real estate owned	(3)	(221)
Net change in:
Interest receivable	1,497	(1,370)
Other assets	27	(2,593)
Interest payable	(458)	(575)
Other liabilities	(2,393)	2,364
Loans held for sale	2,105	3,845
Net cash provided by operating activities	36,737	35,753

INVESTING ACTIVITIES:
Securities held to maturity:
Purchases	–	(6,394)
Maturities, calls and principal repayments	32,331	23,373
Securities available for sale:
Purchases	(1,213,923)	(350,206)
Sales	448,725	326,701
Maturities, calls and principal repayments	163,809	138,176
Securities carried at fair value through income:
Purchases	(57,606)	(344,728)
Sales	675,255	16,248
Maturities, calls and principal repayments	25,279	13,919
Proceeds from redemption of FHLB stock	10,292	14,811
Purchases of FHLB stock and other investments	(10,757)	(5,623)
Net (increase) decrease in loans	(100,529)	32,740
Purchases of premises and equipment	(1,433)	(2,169)
Proceeds from sales of premises and equipment	–	6
Proceeds from sales of other real estate owned	112	306
Proceeds from sales of repossessed assets	2,070	2,767
Net cash used in investing activities	(26,375)	(140,073)

(continued)

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED) (continued)
(in thousands)
	Six Months Ended June 30,
	2012	2011

FINANCING ACTIVITIES:
Net increase in demand and savings accounts	198,420	87,107
Net (decrease) increase in certificates of deposit	(124,695)	22,511
Net decrease in federal funds purchased and repurchase agreements	(997)	(767)
Proceeds from FHLB advances	9,133,164	3,349,032
Repayment of FHLB advances	(9,147,464)	(3,378,823)
Net capital distributions to noncontrolling interest in consolidated entities	–	(475)
Excess tax benefits from stock-based compensation	11	2
Proceeds from the issuance of common stock	633	567
Dividends paid	(6,436)	(5,453)
Net cash provided by financing activities	52,636	73,701

Net increase (decrease) in cash and cash equivalents	62,998	(30,619)
Cash and cash equivalents at beginning of period	43,238	79,073
Cash and cash equivalents at end of period	$106,236	$48,454

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Interest paid	$15,075	$19,378
Income taxes paid	$9,200	$3,500

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of other repossessed assets and real estate through foreclosure	$2,621	$2,779
Adjustment to pension liability	$(989)	$(711)
5% stock dividend	$17,459	$15,995
Unsettled trades to purchase securities	$(42,300)	$(9,145)
Unsettled trades to sell securities	$1,071	$31,919

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHSIDE BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The consolidated balance sheet as of June 30, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows and notes to the financial statements for the three and six month periods ended June 30, 2012 and 2011 are unaudited; in the opinion of management, all adjustments necessary for a fair statement of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  All significant intercompany accounts and transactions are eliminated in consolidation.  The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management’s estimates.  These estimates are subjective in nature and involve matters of judgment.  Actual amounts could differ from these estimates.

Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.  All share data has been adjusted to give retroactive recognition to stock splits and stock dividends.  For a description of our significant accounting and reporting policies, refer to Note 1 of the Notes to Financial Statements in our Annual Report on Form 10K for the year ended December 31, 2011.

Accounting Standards

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.   ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-05 did not have a significant impact on our consolidated financial statements.  See “Consolidated Statements of Comprehensive Income” directly following our Consolidated Statements of Income in our consolidated financial statements.

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

Earnings per share attributable to Southside Bancshares, Inc. on a basic and diluted basis have been adjusted to give retroactive recognition to stock splits and stock dividends and is calculated as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic and Diluted Earnings:
Net income – Southside Bancshares, Inc.	$7,729	$12,633	$17,868	$21,007

Basic weighted-average shares outstanding	17,341	17,263	17,334	17,255
Add: Stock options	12	6	10	5
Diluted weighted-average shares outstanding	17,353	17,269	17,344	17,260

Basic Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.45	$0.73	$1.03	$1.22

Diluted Earnings Per Share:
Net Income - Southside Bancshares, Inc.	$0.45	$0.73	$1.03	$1.22

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

For the three and six month periods ended June 30, 2012, there were approximately 4,000 and 9,000 antidilutive options, respectively.  For the three and six month periods ended June 30, 2011, there were approximately 3,000 and 6,000 antidilutive options, respectively.

3.	Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows (in thousands):

	Six Months Ended June 30, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding losses arising during period	$(4,023)	$1,408	$(2,615)
Noncredit portion of other-than-temporary impairment losses on the AFS securities	160	(56)	104
Less: reclassification adjustment for gain on sale of AFS securities included in net income	9,269	(3,244)	6,025
Less: reclassification of other-than-temporary impairment charges of AFS securities included in net income	(181)	63	(118)
Net unrealized losses on securities	(12,951)	4,533	(8,418)
Change in pension plans	989	(346)	643
Other comprehensive loss	$(11,962)	$4,187	$(7,775)

	Three Months Ended June 30, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized losses on securities:
Unrealized holding gains arising during period	$863	$(302)	$561
Noncredit portion of other-than-temporary impairment losses on the AFS securities	19	(7)	12
Less: reclassification adjustment for gain on sale of AFS securities included in net income	3,297	(1,154)	2,143
Less: reclassification of other-than-temporary impairment charges of AFS securities included in net income	(40)	14	(26)
Net unrealized losses on securities	(2,375)	831	(1,544)
Change in pension plans	500	(175)	325
Other comprehensive loss	$(1,875)	$656	$(1,219)

	Six Months Ended June 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$26,280	$(9,198)	$17,082
Less: reclassification adjustment for gain on sale of AFS securities included in net income	5,471	(1,915)	3,556
Net unrealized gains on securities	20,809	(7,283)	13,526
Change in pension plans	711	(249)	462
Other comprehensive income	$21,520	$(7,532)	$13,988

	Three Months Ended June 30, 2011
	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$20,126	$(7,044)	$13,082
Less: reclassification adjustment for gain on sale of AFS securities included in net income	3,920	(1,372)	2,548
Net unrealized gains on securities	16,206	(5,672)	10,534
Change in pension plans	356	(125)	231
Other comprehensive income	$16,562	$(5,797)	$10,765

4.	Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities as of June 30, 2012 and December 31, 2011, are reflected in the tables below (in thousands):

	June 30, 2012
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$390,601	$24,699	$–	$403	$414,897
Other Stocks and Bonds	5,404	35	2,121	–	3,318
Mortgage-backed Securities:
U.S. Government Agencies	114,274	3,556	–	85	117,745
Government-Sponsored Enterprises	1,070,507	18,033	–	1,526	1,087,014
Total	$1,580,786	$46,323	$2,121	$2,014	$1,622,974

	June 30, 2012
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$122	$–	$–	$1,132
Mortgage-backed Securities:
U.S. Government Agencies	21,763	1,301	–	11	23,053
Government-Sponsored Enterprises	308,375	10,738	–	4	319,109
Total	$331,148	$12,161	$–	$15	$343,294

	December 31, 2011
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
AVAILABLE FOR SALE:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$251,281	$31,221	$–	$45	$282,457
Other Stocks and Bonds	2,925	–	2,426	–	499
Mortgage-backed Securities:
U.S. Government Agencies	99,974	7,158	–	80	107,052
Government-Sponsored Enterprises	589,687	20,127	–	740	609,074
Total	$943,867	$58,506	$2,426	$865	$999,082

	December 31, 2011
		Gross
	Amortized	Unrealized	Gross Unrealized Losses		Estimated
HELD TO MATURITY:	Cost	Gains	OTTI	Other	Fair Value
Investment Securities:
State and Political Subdivisions	$1,010	$196	$–	$–	$1,206
Other Stocks and Bonds	486	15	–	–	501
Mortgage-backed Securities:
U.S. Government Agencies	22,999	1,159	–	43	24,115
Government-Sponsored Enterprises	342,632	14,848	–	11	357,469
Total	$367,127	$16,218	$–	$54	$383,291

Securities carried at fair value through income were as follows (in thousands):

	At June 30,	At December 31,
	2012	2011
Mortgage-backed Securities:
U.S. Government Agencies	$–	$30,413
Government-Sponsored Enterprises	–	617,346
Total	$–	$647,759

Net gains and losses on securities carried at fair value through income were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net (loss) gain on sales transactions	$(498)	$338
Net mark-to-market gains	–	4,083
Net (loss) gain on securities carried at fair value through income	$(498)	$4,421

	Three Months Ended June 30,
	2012	2011
Net (loss) gain on sales transactions	$(13)	$84
Net mark-to-market gains	–	2,456
Net (loss) gain on securities carried at fair value through income	$(13)	$2,540

The following table represents the unrealized loss on securities for the six months ended June 30, 2012 and year ended December 31, 2011 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
As of June 30, 2012:

Available for Sale
State and Political Subdivisions	$66,858	$403	$–	$–	$66,858	$403
Other Stocks and Bonds	–	–	623	2,121	623	2,121
Mortgage-Backed Securities	420,684	1,587	2,409	24	423,093	1,611
Total	$487,542	$1,990	$3,032	$2,145	$490,574	$4,135

Held to Maturity
Mortgage-Backed Securities	$3,455	$12	$375	$3	$3,830	$15
Total	$3,455	$12	$375	$3	$3,830	$15

As of December 31, 2011:

Available for Sale
State and Political Subdivisions	$1,668	$42	$307	$3	$1,975	$45
Other Stocks and Bonds	–	–	499	2,426	499	2,426
Mortgage-Backed Securities	148,171	754	5,322	66	153,493	820
Total	$149,839	$796	$6,128	$2,495	$155,967	$3,291

Held to Maturity
Mortgage-Backed Securities	$8,918	$54	$–	$–	$8,918	$54
Total	$8,918	$54	$–	$–	$8,918	$54

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of illiquidity and credit impairment.  At June 30, 2012, we have in AFS Other Stocks and Bonds, $2.7 million amortized cost basis in pooled trust preferred securities (“TRUPs”).  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2012 for the TRUPs is approximately $623,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2012 with an other-than-temporary impairment.

Given the facts and circumstances associated with the TRUPs we performed detailed cash flow modeling for each TRUP using an industry-accepted cash flow model.  Prior to loading the required assumptions into the model we reviewed the financial condition of each of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2012.  Management’s best estimate of a deferral assumption was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment, which captures the credit component, was estimated at $3.3 million at June 30, 2012 and $3.1 million at December 31, 2011. The noncredit charge to other comprehensive income was estimated at $2.1 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively.  The carrying amount of the TRUPs was written down with $75,000 and $3.0 million recognized in earnings for the years ended December 31, 2010 and 2009, respectively.  There was an additional write-down of the TRUPs recognized in earnings in the amount of approximately $40,000 and $181,000 for the three and six months ended June 30, 2012, respectively.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Management believes that the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

The table below provides more detail on the TRUPs at June 30, 2012 (in thousands).

TRUP	Par	Credit Loss	Amortized Cost	Fair Value	Tranche	Credit Rating

1	$2,000	$1,256	$744	$117	C1	Ca
2	2,000	550	1,450	234	B1	C
3	2,000	1,450	550	272	B2	C
	$6,000	$3,256	$2,744	$623

The following tables present a roll forward of the credit losses recognized in earnings, on AFS debt securities
(in thousands).

	Six Months Ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$3,075	$3,075
Additions for credit losses recognized on debt securities that had no previous impairment losses	–	–
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	181	–
Balance, end of period	$3,256	$3,075

	Three Months Ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$3,216	$3,075
Additions for credit losses recognized on debt securities that had no previous impairment losses	–	–
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	40	–
Balance, end of period	$3,256	$3,075

Interest income recognized on securities for the periods presented (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
U.S. Treasury	$–	$6
State and Political Subdivisions	5,642	6,452
Other Stocks and Bonds	37	18
Mortgage-backed Securities	21,035	24,607
Total interest income on securities	$26,714	$31,083

	Three Months Ended
	June 30, 2012	June 30, 2011
U.S. Treasury	$–	$5
State and Political Subdivisions	2,968	3,215
Other Stocks and Bonds	13	9
Mortgage-backed Securities	8,872	13,310
Total interest income on securities	$11,853	$16,539

There were no securities transferred from AFS to HTM during the six months ended June 30, 2012 or 2011.  There were no sales from the HTM portfolio during the six months ended June 30, 2012 or 2011.  There were $331.1 million and $367.1 million of securities classified as HTM at June 30, 2012 and December 31, 2011, respectively.

Of the $9.3 million in net securities gains from the AFS portfolio for the six months ended June 30, 2012, there were $9.4 million in realized gains and approximately $105,000 in realized losses.  Of the $5.5 million in net securities gains from the AFS portfolio for the six months ended June 30, 2011, there were $5.6 million in realized gains and $115,000 in realized losses.

The amortized cost and fair value of securities at June 30, 2012, are presented below by contractual maturity.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are presented in total by category due to the fact that mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying maturities.  The characteristics of the underlying pool of mortgages, such as fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the security holder.  The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages and can vary significantly due to prepayments.

	June 30, 2012
	Amortized Cost	Fair Value
Available for sale securities:	(in thousands)

Investment Securities
Due in one year or less	$5,106	$5,166
Due after one year through five years	11,273	11,589
Due after five years through ten years	58,021	60,334
Due after ten years	321,605	341,126
	396,005	418,215
Mortgage-backed securities	1,184,781	1,204,759
Total	$1,580,786	$1,622,974

	June 30, 2012
	Amortized Cost	Fair Value
Held to maturity securities:	(in thousands)

Investment Securities
Due in one year or less	$–	$–
Due after one year through five years	–	–
Due after five years through ten years	–	–
Due after ten years	1,010	1,132
	1,010	1,132
Mortgage-backed securities	330,138	342,162
Total	$331,148	$343,294

Investment and mortgage-backed securities with book values of $1.01 billion and $1.04 billion were pledged as of June 30, 2012 and December 31, 2011, respectively, to collateralize Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, and public funds or for other purposes as required by law.

Securities with limited marketability, such as FHLB stock and other investments, are carried at cost, which approximates its fair value and assessed for other-than-temporary impairment.  These securities have no maturity date.

5.	Loans and Allowance for Probable Loan Losses

Loans in the accompanying consolidated balance sheets are classified as follows (in thousands):

	At	At
	June 30,	December 31,
	2012	2011
Real Estate Loans:
Construction	$105,675	$111,361
1-4 Family residential	325,720	247,479
Other	214,885	206,519
Commercial loans	146,499	143,552
Municipal loans	215,256	207,261
Loans to individuals	175,165	171,058
Total loans	1,183,200	1,087,230
Less: Allowance for loan losses	20,194	18,540
Net loans	$1,163,006	$1,068,690

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

Industry experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the adequacy of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

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

The general portion of the loan loss allowance is reflective of historical charge-off levels for similar loans adjusted for changes in current conditions and other relevant factors.  These factors are likely to cause estimated losses to differ from historical loss experience and include:

•	Changes in lending policies or procedures, including underwriting, collection, charge-off, and recovery procedures;
•	Changes in local, regional and national economic and business conditions including entry into new markets;
•	Changes in the volume or type of credit extended;
•	Changes in the experience, ability, and depth of lending management;
•	Changes in the volume and severity of past due, nonaccrual, restructured, or classified loans;
•	Changes in loan review or Board oversight; and
•	Changes in the level of concentrations of credit.

The following tables detail activity in the Allowance for Loan Losses by portfolio segment for the periods presented (in thousands):

	Six Months Ended June 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540
Provision (reversal) for loan losses	(178)	396	177	433	12	4,419	(33)	5,226
Loans charged off	(15)	(53)	(93)	(375)	–	(4,466)	–	(5,002)
Recoveries of loans charged off	47	160	3	253	–	967	–	1,430
Balance at end of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194

	Three Months Ended June 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,682	$2,290	$3,065	$3,342	$608	$6,918	$1,169	$20,074
Provision (reversal) for loan losses	(227)	57	165	78	23	2,108	(30)	2,174
Loans charged off	(7)	(42)	(93)	(287)	–	(2,343)	–	(2,772)
Recoveries of loans charged off	26	155	1	55	–	481	–	718
Balance at end of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194

	Six Months Ended June 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,585	$1,988	$3,354	$3,746	$607	$7,978	$453	$20,711
Provision (reversal) for loan losses	210	181	(524)	(231)	3	3,288	1,071	3,998
Loans charged off	(9)	(383)	(80)	(927)	–	(5,672)	–	(7,071)
Recoveries of loans charged off	14	93	273	328	–	1,063	–	1,771
Balance at end of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409

	Three Months Ended June 30, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Balance at beginning of period	$2,832	$1,808	$3,321	$3,497	$605	$7,121	$596	$19,780
Provision (reversal) for loan losses	(37)	107	(376)	(421)	5	1,654	928	1,860
Loans charged off	(9)	(64)	–	(377)	–	(2,573)	–	(3,023)
Recoveries of loans charged off	14	28	78	217	–	455	–	792
Balance at end of period	$2,800	$1,879	$3,023	$2,916	$610	$6,657	$1,524	$19,409

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	As of June 30, 2012
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$695	$901	$512	$1,383	$102	$340	$–	$3,933
Ending balance – collectively evaluated for impairment	1,779	1,559	2,626	1,805	529	6,824	1,139	16,261
Balance at end of period	$2,474	$2,460	$3,138	$3,188	$631	$7,164	$1,139	$20,194

	As of December 31, 2011
	Real Estate
	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Unallocated	Total

Ending balance – individually evaluated for impairment	$888	$788	$511	$1,108	$110	$347	$–	$3,752
Ending balance – collectively evaluated for impairment	1,732	1,169	2,540	1,769	509	5,897	1,172	14,788
Balance at end of period	$2,620	$1,957	$3,051	$2,877	$619	$6,244	$1,172	$18,540

The following tables detail activity of the Reserve for Unfunded Loan Commitments for the periods presented (in thousands):

	Six Months Ended June 30,
	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$26	$30
Provision (reversal) for losses on unfunded loan commitments	(23)	(8)
Balance at end of period	$3	$22

	Three Months Ended June 30,
	2012	2011
Reserve For Unfunded Loan Commitments:
Balance at beginning of period	$26	$30
Provision (reversal) for losses on unfunded loan commitments	(23)	(8)
Balance at end of period	$3	$22

The following tables set forth the balance in the recorded investment in loans by portfolio segment based on impairment method as described in the allowance for loan losses methodology discussion for the periods presented (in thousands):

	Real Estate
June 30, 2012	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$4,883	$12,120	$10,986	$5,821	$620	$1,261	$35,691
Loans collectively evaluated for impairment	100,792	313,600	203,899	140,678	214,636	173,904	1,147,509
Total ending loan balance	$105,675	$325,720	$214,885	$146,499	$215,256	$175,165	$1,183,200

	Real Estate
December 31, 2011	Construction	1-4 Family Residential	Other	Commercial Loans	Municipal Loans	Loans to Individuals	Total

Loans individually evaluated for impairment	$6,274	$12,453	$9,394	$5,986	$651	$1,320	$36,078
Loans collectively evaluated for impairment	105,087	235,026	197,125	137,566	206,610	169,738	1,051,152
Total ending loan balance	$111,361	$247,479	$206,519	$143,552	$207,261	171,058	$1,087,230

The following tables set forth loans by credit quality indicator for the periods presented (in thousands):

June 30, 2012	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$100,792	$–	$20	$4,736	$127	$–	$105,675
1-4 Family residential	313,600	1,736	3,942	5,374	1,068	–	325,720
Other	203,899	3,387	4,173	3,280	146	–	214,885
Commercial loans	140,678	957	–	4,187	674	3	146,499
Municipal loans	214,636	232	–	388	–	–	215,256
Loans to individuals	173,904	39	–	930	266	26	175,165
Total	$1,147,509	$6,351	$8,135	$18,895	$2,281	$29	$1,183,200

December 31, 2011	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Loss	Total

Real Estate Loans:
Construction	$105,087	$785	$20	$5,285	$184	$–	$111,361
1-4 Family residential	235,026	1,763	5,299	4,345	1,046	–	247,479
Other	197,126	2,911	2,877	3,475	130	–	206,519
Commercial loans	137,565	908	242	4,772	55	10	143,552
Municipal loans	206,610	231	–	420	–	–	207,261
Loans to individuals	169,738	81	–	976	236	27	171,058
Total	$1,051,152	$6,679	$8,438	$19,273	$1,651	$37	$1,087,230

The following table sets forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2012	At December 31, 2011

Nonaccrual loans	$10,077	$10,299
Accruing loans past due more than 90 days	1	5
Restructured loans	2,352	2,109
Other real estate owned	960	453
Repossessed assets	388	322
Total Nonperforming Assets	$13,778	$13,188

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

The following table sets forth the recorded investment in nonaccrual and accruing loans past due more than 90 days by class of loans for the periods presented (in thousands):

	June 30, 2012		December 31, 2011
	Nonaccrual	Accruing Loans Past Due More Than 90 Days	Nonaccrual	Accruing Loans Past Due More Than 90 Days
Real Estate Loans:
Construction	$3,149	$–	$3,894	$–
1-4 Family residential	2,320	–	2,362	–
Other	865	–	781	–
Commercial loans	1,858	–	1,353	–
Loans to individuals	1,885	1	1,909	5
Total	$10,077	$1	$10,299	$5

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$271	$61	$3,149	$3,481	$102,194	$105,675
1-4 Family residential	143	466	2,320	2,929	322,791	325,720
Other	180	236	865	1,281	213,604	214,885
Commercial loans	353	393	1,858	2,604	143,895	146,499
Municipal loans	–	–	–	–	215,256	215,256
Loans to individuals	3,019	718	1,886	5,623	169,542	175,165
Total	$3,966	$1,874	$10,078	$15,918	$1,167,282	$1,183,200

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real Estate Loans:
Construction	$185	$146	$3,894	$4,225	$107,136	$111,361
1-4 Family residential	4,289	1,051	2,362	7,702	239,777	247,479
Other	1,129	296	781	2,206	204,313	206,519
Commercial loans	1,353	129	1,353	2,835	140,717	143,552
Municipal loans	–	–	–	–	207,261	207,261
Loans to individuals	4,614	960	1,914	7,488	163,570	171,058
Total	$11,570	$2,582	$10,304	$24,456	$1,062,774	$1,087,230

Impaired loans, primarily nonaccrual loans, were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Loans with no allocated allowance for loan losses	$1	$4
Loans with allocated allowance for loan losses	12,395	12,366
Total	$12,396	$12,370

Amount of the allowance for loan losses allocated	$2,645	$2,639

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

The following table sets forth interest income recognized on nonaccrual and restructured loans by class of loans for the periods presented (in thousands):

	June 30, 2012		June 30, 2011
	Interest Income Recognized	Accruing Interest at Original Contracted Rate	Interest Income Recognized	Accruing Interest at Original Contracted Rate

Real Estate Loans:
Construction	$–	$128	$6	$143
1-4 Family residential	9	80	47	85
Other	20	65	29	87
Commercial loans	12	55	5	43
Loans to individuals	150	272	253	447
Total	$191	$600	$340	$805

The following tables set forth impaired loans by class of loans for the periods presented (in thousands).  Average recorded investment is reported on a year-to-date basis.

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,289	$–	$3,149	$3,149	$346	$3,591
1-4 Family residential	2,880	–	2,810	2,810	461	2,908
Other	1,996	–	1,558	1,558	176	1,558
Commercial loans	2,212	–	2,092	2,092	797	2,010
Loans to individuals	3,069	1	2,786	2,787	865	2,950
Total	$14,446	$1	$12,395	$12,396	$2,645	$13,017

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Loan Losses Allocated	Average Recorded Investment

Real Estate Loans:
Construction	$4,909	$–	$3,895	$3,895	$597	$4,054
1-4 Family residential	2,449	–	2,362	2,362	320	2,362
Other	1,930	–	1,508	1,508	380	1,744
Commercial loans	1,570	–	1,493	1,493	485	1,748
Loans to individuals	3,389	4	3,108	3,112	857	4,508
Total	$14,247	$4	$12,366	$12,370	$2,639	$14,416

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

The following tables set forth troubled debt restructurings for the periods presented (in thousands):

	As of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	2	$93	$83
1-4 Family residential	10	970	917
Other	2	824	782
Commercial loans	8	879	866
Loans to individuals	22	126	63
Total		$2,892	$2,711

	As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real Estate Loans:
Construction	2	$93	$87
1-4 Family residential	4	325	320
Other	1	732	728
Commercial loans	2	141	141
Loans to individuals	12	111	89
Total		$1,402	$1,365

The loans identified as troubled debt restructurings were previously reported as impaired loans prior to restructuring.  As of June 30, 2012, the modifications related to extending the amortization periods were $1.7 million, lowering interest rates were $409,000 and principal forgiveness of the loans were $40,000.  In addition, loan modifications extending the amortization period, lowering interest rates and principal forgiveness were $601,000.  Of the loans restructured, $1.3 million were on nonaccrual status as of June 30, 2012.  Because the loans were classified and on nonaccrual status both before and after restructuring, the modifications did not impact our determination of the allowance for loan losses.  For the six months ended June 30, 2012, defaults on loans that were modified as troubled debt restructurings were not significant.

6.	Long-term Obligations

Long-term obligations are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011

FHLB Advances (1)	$366,989	$260,724

Long-term Debt (2)
Southside Statutory Trust III Due 2033 (3)	20,619	20,619
Southside Statutory Trust IV Due 2037 (4)	23,196	23,196
Southside Statutory Trust V Due 2037 (5)	12,887	12,887
Magnolia Trust Company I Due 2035 (6)	3,609	3,609
Total Long-term Debt	60,311	60,311
Total Long-term Obligations	$427,300	$321,035

(1)	At June 30, 2012, the weighted average cost of these advances was 2.00%. Long-term FHLB Advances have maturities ranging from July 2013 through July 2028.
(2)	This long-term debt consists of trust preferred securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	This debt carries an adjustable rate of 3.4006% through September 29, 2012 and adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.
(4)	This debt carries a fixed rate of 6.518% through October 30, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 130 basis points.
(5)	This debt carries a fixed rate of 7.48% through December 15, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 225 basis points.
(6)	This debt carries an adjustable rate of 2.26685% through August 22, 2012 and thereafter, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

During 2010 and 2011, we entered into the option to fund between one and a half and two years forward from the advance commitment date $200 million par in long-term advance commitments from the FHLB at the rates on the date the option was purchased.  During the three months ended June 30, 2012, $40 million par of long-term advance commitments expired unexercised.  We recorded impairment charges of $1.4 million and $1.8 million, for the three and six months ended June 30, 2012, respectively, in our income statement.  At June 30, 2012, we had $195,000 in fair value of the FHLB advance option fees on our balance sheet.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised or they are further impaired, the remaining fee will be expensed in the period determination is made.

Below is a table detailing the optional advance commitment terms (dollars in thousands):

Advance Commitment	Option Expiration Date	Advance Commitment Term at Exercise Date	Advance Commitment Rate	Option Fee Paid	Impairment	Fair Value Option Fee

$25,000	09/20/12	36 months	1.325%	$1,105	$1,093	$12
25,000	09/20/12	48 months	1.674%	1,410	1,403	7
20,000	10/09/12	36 months	1.153%	789	742	47
20,000	10/09/12	48 months	1.466%	1,042	1,008	34
20,000	10/09/12	60 months	1.807%	1,216	1,188	28
20,000	03/18/13	60 months	2.510%	1,528	1,498	30
15,000	03/18/13	36 months	1.622%	828	811	17
15,000	03/18/13	48 months	2.086%	1,017	997	20
$160,000				$8,935	$8,740	$195

7.	Employee Benefit Plans

The components of net periodic benefit cost are as follows (in thousands):

	Six Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2012	2011	2012	2011
Service cost	$868	$768	$80	$87
Interest cost	1,533	1,490	195	198
Expected return on assets	(2,058)	(1,941)	–	–
Net loss recognition	852	581	159	151
Prior service credit amortization	(21)	(21)	(1)	(1)
Net periodic benefit cost	$1,174	$877	$433	$435

	Three Months Ended June 30,
	Defined Benefit
	Pension Plan		Restoration Plan
	2012	2011	2012	2011
Service cost	$403	$374	$30	$44
Interest cost	770	749	96	98
Expected return on assets	(1,029)	(969)	–	–
Net loss recognition	437	296	75	70
Prior service credit amortization	(11)	(11)	(1)	–
Net periodic benefit cost	$570	$439	$200	$212

Employer Contributions.  We previously disclosed in our financial statements for the year ended December 31, 2011, that we expected to contribute $3.0 million to our defined benefit pension plan and $80,000 to our restoration plan in 2012.  As of June 30, 2012, contributions of $1.5 million and $40,000 were made to our defined benefit and restoration plans, respectively.

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

As of June 30, 2012, there were 130,103 nonvested awards outstanding.  For the three and six months ended June 30, 2012, there was $94,000 and $133,000, respectively, share-based compensation expense related to the 2009 Incentive Plan.  For the three and six months ended June 30, 2012, there was $32,000 and $46,000, respectively, of income tax benefit related to the stock compensation expense.  As of June 30, 2011, there were 214,438 nonvested awards outstanding.  For the three and six months ended June 30, 2011, there was $26,000 share-based compensation expense and $9,000 of income tax benefit related to the stock compensation expense.

As of June 30, 2012, there was $949,000 of unrecognized compensation cost related to the 2009 Incentive Plan for the nonvested awards granted in June 2011.  The cost is expected to be recognized over a weighted-average period of 2.63 years.  There was $1.6 million of unrecognized compensation expense related to the 2009 Incentive Plan as of June 30, 2011.

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

The NQSOs have contractual terms of 10 years and vest in equal annual installments over either a three- or four-year period.

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

1993 Incentive Stock Option Plan (“the ISO Plan”)

In April 1993, we adopted the Southside Bancshares, Inc. 1993 Incentive Stock Option Plan ("the ISO Plan"), a stock-based incentive compensation plan.  The ISO Plan expired March 31, 2003.  Before the ISO Plan expired, awards were granted to selected employees.

As of June 30, 2012 and 2011, there were no nonvested shares for the ISO Plan.  For the six months ended June 30, 2012 and 2011, there was no stock-based compensation expense related to the ISO Plan.

As of June 30, 2012 and 2011, there was no unrecognized compensation cost related to the ISO Plan for nonvested options granted in March 2003.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes method of option pricing with the following weighted-average assumptions for grants in 2003: dividend yield of 1.93%; risk-free interest rate of 4.93%; expected life of six years; and expected volatility of 28.90%.

Under the ISO Plan, we were authorized to issue shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended).  Before the ISO Plan expired, awards were granted to selected employees.  No stock options have been available for grant under the ISO Plan since its expiration in March 2003.

The ISO Plan provided that the exercise price of any stock option not be less than the fair market value of the common stock on the date of grant.  The outstanding stock options have contractual terms of 10 years.  All options vest on a graded schedule, 20% per year for five years, beginning on the first anniversary date of the grant date.

Shares issued in connection with stock compensation awards are issued from authorized shares and not from treasury shares.  During the six months ended June 30, 2012 and 2011, there were 9,549 and 880 shares, respectively, issued in connection with stock compensation awards from available authorized shares.

A combined summary of activity in our share-based plans as of June 30, 2012 is presented below:

		Restricted Stock Units Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value
Balance, December 31, 2011	1,001,069	35,070	$18.28	189,857	$17.82	$5.59
Granted	–	–	–	–	–	–
Stock options exercised	–	–	–	(1,634)	9.89	–
Stock awards vested	–	(7,759)	18.28	–	–	–
Forfeited	35,077	(8,218)	18.28	(26,859)	18.28	5.59
Canceled/expired	–	–	–	–	–	–
Balance, June 30, 2012	1,036,146	19,093	$18.28	161,364	$17.82	$5.59

Other information regarding options outstanding and exercisable as of June 30, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Number of Shares	Weighted- Average Exercise Price
$9.89	–	9.89	8,855	$9.89	0.75	8,855	$9.89
18.28	–	18.28	152,509	18.28	8.94	41,499	18.28
Total			161,364	$17.82	8.49	50,354	$16.80

The total intrinsic value (i.e., the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of outstanding stock options and exercisable stock options was $747,000 and $284,000 at June 30, 2012, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $18,000 and $7,000, respectively.

Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $16,000 and $9,000, respectively.  The tax benefit realized related to the stock option awards was $11,000 for the three and six months ended June 30, 2012.  The tax benefit realized for the deductions related to the stock option exercises was $2,000 for the six months ended June 30, 2011.

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

Valuation techniques including the market approach, the income approach and/or the cost approach are utilized to determine fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Valuation policies and procedures are determined by our investment department and reported to our Asset/Liability Committee (“ALCO”) for review.  An entity must consider all aspects of nonperforming risk, including the entity’s own credit standing when measuring fair value of a liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  A fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

We review the prices quarterly supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In addition, we obtain an understanding of their underlying pricing methodologies and their Statement on Standards for Attestation Engagements-Reporting on Controls of a Service Organization (“SSAE 16”).  We validate prices supplied by the independent pricing service by comparison to prices obtained from, in most cases, four additional third party sources.  For securities where prices are outside a reasonable range, we further review those securities to determine what a reasonable price estimate is for that security, given available data.

Certain financial assets are measured at fair value in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

Loans Held for Sale - These loans are reported at the lower of cost or fair value.  Fair value is determined based on expected proceeds, which are based on sales contracts and commitments and are considered Level 2 inputs.  At June 30, 2012 and December 31, 2011, based on our estimates of fair value, no valuation allowance was recognized.

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

Impaired Loans – Certain impaired loans may be reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria or appraisals.  At June 30, 2012 and December 31, 2011, the impact of loans with specific reserves based on the fair value of the collateral was reflected in our allowance for loan losses.

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

The following tables summarize assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2012
Recurring fair value measurements
Investment Securities:
State and Political Subdivisions	$414,897	$–	$414,897	$–	$–
Other Stocks and Bonds	3,318	–	2,695	623	(181)
Mortgage-backed Securities:
U.S. Government Agencies	117,745	–	117,745	–	–
Government-Sponsored Enterprise	1,087,014	–	1,087,014	–	–
Total recurring fair value measurements	$1,622,974	$–	$1,622,351	$623	$(181)

Nonrecurring fair value measurements
Foreclosed assets (1)	$1,348	$–	$–	$1,348	$(481)
Impaired loans (2)	9,751	–	–	9,751	(11)
Total nonrecurring fair value measurements	$11,099	$–	$–	$11,099	$(492)

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Recurring fair value measurements
Securities Available for Sale
Investment Securities:
State and Political Subdivisions	$282,457	$–	$282,457	$–
Other Stocks and Bonds	499	–	–	499
Mortgage-backed Securities:
U.S. Government Agencies	107,052	–	107,052	–
Government-Sponsored Enterprise	609,074	–	609,074	–
Total available for sale securities	$999,082	$–	$998,583	$499
Securities carried at fair value through income
Mortgage-backed Securities:
U.S. Government Agencies	$30,413	$–	$30,413	$–
Government-Sponsored Enterprise	617,346	–	617,346	–
Total securities carried at fair value through income	$647,759	$–	$647,759	$–
Total recurring fair value measurements	$1,646,841	$–	$1,646,342	$499

Nonrecurring fair value measurements
Foreclosed assets (1)	$775	$–	$–	$775
Impaired loans (2)	9,731	–	–	9,731
Total nonrecurring fair value measurements	$10,506	$–	$–	$10,506

(1)	Losses represent related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
(2)	Loans represent collateral dependent impaired loans with a specific valuation allowance. Losses on these loans represent charge-offs which are netted against the allowance for loan losses.

The following tables present additional information about financial assets and liabilities measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value (in thousands):

	Six Months Ended June 30,
	2012	2011
Other Stocks and Bonds

Balance at Beginning of Period	$499	$189

Total gains or losses (realized/unrealized):
Included in earnings	(181)	–
Included in other comprehensive income (loss)	305	768
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$623	$957

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(181)	$–

	Three Months Ended June 30,
	2012	2011
Other Stocks and Bonds

Balance at Beginning of Period	$658	$1,005

Total gains or losses (realized/unrealized):
Included in earnings	(40)	–
Included in other comprehensive income (loss)	5	(48)
Purchases	–	–
Issuances	–	–
Settlements	–	–
Transfers in and/or out of Level 3	–	–
Balance at End of Period	$623	$957

The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(40)	$–

The following tables present income statement classification of realized and unrealized gains and losses due to changes in fair value recorded in earnings for the periods presented for recurring Level 3 assets, as shown in the previous tables (in thousands):

	Six Months Ended June 30, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized

Investment securities:
Other stocks and bonds	$–	$–	$(181)	$–	$(181)	$–

	Three Months Ended June 30, 2012
	Net Securities Gains (Losses)		Other Noninterest Income (Loss)		Total
Securities Available for Sale	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized

Investment securities:
Other stocks and bonds	$–	$–	$(40)	$–	$(40)	$–

The following table presents quantitative information related to the significant unobservable inputs utilized in our Level 3 recurring fair value measurements as of June 30, 2012.  No liabilities were recorded as Level 3 at June 30, 2012 (in thousands):

As of June 30, 2012
Securities Available for Sale	Fair Value	Valuation Techniques	Unobservable Input	Range of Inputs
		Discounted Cash Flows	Constant prepayment rate	1% - 2%

Investment securities:			Discount Rate	Libor + 14% - 15%

Other stocks and bonds	$623		Loss Severity	25% - 100%

The significant unobservable inputs used in the fair value measurement of our trust preferred securities (“TRUPS”) included the credit rating downgrades, the severity and duration of the mark-to-market loss, and the structural nuances of each TRUP.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Significant increases (decreases) in any of those inputs would result in a significant lower (higher) fair value.

Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2012 included loans for which a specific allowance was established based on the fair value of collateral and other real estate for which fair value of the properties was less than the cost basis.  For both asset classes, the unobservable inputs were the additional adjustments applied by management to the appraised values to reflect such factors as non-current appraisals and revisions to estimated time to sell.  These adjustments are determined based on qualitative judgments made by management on a case-by-case basis and are not quantifiable inputs, although they are used in the determination of fair value.

We reported at fair value through income certain of our mortgage-backed securities with embedded derivatives and purchased at a significant premium, which we defined as greater than 111.111% as opposed to bifurcating the embedded derivative and valuing it on a stand-alone basis, as these embedded derivatives are not readily identifiable and measurable and as such cannot be bifurcated.  At June 30, 2012, we had no securities carried at fair value through income.  During the first quarter of 2012, we sold all of our securities carried at fair value through income.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  At December 31, 2011, we had $647.8 million classified as securities carried at fair value through income.  The changes in fair value recorded in income was an increase of $2.5 million and $4.1 million for the three and six months ended June 30, 2011, respectively.

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings.  Such changes in the fair value of assets for which we elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following tables (in thousands):

	Six Months Ended June 30,
	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$–	$50
Government-Sponsored Enterprises	–	4,033
Total	$–	$4,083

	Three Months Ended June 30,
	2012	2011
Changes in fair value included in net income:
Mortgage-backed Securities:
U.S. Government Agencies	$–	$61
Government-Sponsored Enterprises	–	2,395
Total	$–	$2,456

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

The following tables present our financial assets, financial liabilities, and unrecognized financial instruments at both their respective carrying amounts and fair value (in thousands):

		Estimated Fair Value
June 30, 2012	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$106,236	$106,236	$106,236	$–	$–
Investment securities:
Held to maturity, at amortized cost	1,010	1,132	–	1,132	–
Mortgage-backed and related securities:
Held to maturity, at amortized cost	330,138	342,162	–	342,162	–
FHLB stock and other investments, at cost	36,398	36,398	–	36,398	–
Loans, net of allowance for loan losses	1,163,006	1,160,201	–	–	1,160,201
Loans held for sale	1,447	1,447	–	1,447	–
Financial liabilities:
Retail deposits	$2,395,872	$2,399,755	$–	$2,399,755	$–
Federal funds purchased and repurchase agreements	1,948	1,948	–	1,948	–
FHLB advances	608,235	613,600	–	613,600	–
Long-term debt	60,311	45,856	–	45,856	–

		Estimated Fair Value
December 31, 2011	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$43,238	$43,238	$43,238	$–	$–
Investment securities:
Held to maturity, at amortized cost	1,496	1,707	–	1,707	–
Mortgage-backed and related securities:
Held to maturity, at amortized cost	365,631	381,584	–	381,584	–
FHLB stock and other investments, at cost	35,933	35,933	–	35,933	–
Loans, net of allowance for loan losses	1,068,690	1,073,298	–	–	1,073,298
Loans held for sale	3,552	3,552	–	3,552	–
Financial liabilities:
Retail deposits	$2,321,671	$2,329,243	$–	$2,329,243	$–
Federal funds purchased and repurchase agreements	2,945	2,945	–	2,945	–
FHLB advances	622,535	636,129	–	636,129	–
Long-term debt	60,311	45,132	–	45,132	–

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

The estimated fair value of our commitments to extend credit, credit card arrangements and letters of credit, estimated using Level 3 inputs, was not material at June 30, 2012 or December 31, 2011.

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

We had outstanding unused commitments to extend credit of $138.9 million and $116.0 million at June 30, 2012 and December 31, 2011, respectively.  Each commitment has a maturity date and the commitment expires on that date with the exception of credit card and ready reserve commitments, which have no stated maturity date.  Unused commitments for credit card and ready reserve at June 30, 2012 and December 31, 2011 were $12.6 million and $12.7 million, respectively, and are reflected in the due after one year category.  We had outstanding standby letters of credit of $6.1 million and $6.5 million at June 30, 2012 and December 31, 2011, respectively.

The scheduled maturities of unused commitments as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Unused commitments:
Due in one year or less	$88,589	$85,737
Due after one year	50,351	30,291
Total	$138,940	$116,028

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

Securities. In the normal course of business we buy and sell securities.  There were $42.3 million of unsettled trades to purchase and $1.1 million of unsettled trades to sell securities at June 30, 2012.  There were no unsettled trades to sell securities at December 31, 2011.  There were $1.2 million of unsettled trades to purchase securities at December 31, 2011.

Deposits. There were no unsettled issuances of brokered CDs at June 30, 2012 or December 31, 2011.

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

We reported a decrease in net income for the three and six months ended June 30, 2012 compared to the same periods in 2011.  Net income attributable to Southside Bancshares, Inc. for the three and six months ended June 30, 2012 was $7.7 million and $17.9 million, respectively, compared to $12.6 million and $21.0 million, respectively, for the same periods in 2011.

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

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices;
•	The development of regulations to limit debit card interchange fees;
•	The future elimination of newly issued trust preferred securities as a permitted element of Tier 1 capital;
•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund;
•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants;
•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC;
•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities; and
•	The establishment of a Bureau of Consumer Financial Protection with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

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

As of June 30, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.2 million was adequate to cover probable losses in the portfolio.

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

At September 30, 2008 and continuing at June 30, 2012, the valuation inputs for our AFS trust preferred securities (“TRUPs”) became unobservable as a result of the significant market dislocation and illiquidity in the marketplace.  Although we continue to rely on nonbinding prices compiled by third party vendors, the visibility of the observable market data (Level 2) to determine the values of these securities has become less clear.  Fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date.  While we feel the financial market conditions at June 30, 2012 reflect the market illiquidity from forced liquidation or distressed sales for these TRUPs, we determined that the fair value provided by our pricing service continues to be an appropriate fair value for financial statement measurement and therefore, as we verified the reasonableness of that fair value, we have not otherwise adjusted the fair value provided by our vendor.  However, the severe decline in estimated fair value is caused by the significant illiquidity in this market which contrasts sharply with our assessment of the fundamental performance of these securities.  Therefore, we believe the estimate of fair value is still not clearly based on observable market data and will be based on a range of fair value data points from the market place as a result of the illiquid market specific to this type of security.  Accordingly, we determined that the TRUPs security valuation is based on Level 3 inputs.

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

The turmoil in the capital markets had a significant impact on our estimate of fair value for certain of our securities.  We believe the fair values are reflective of a combination of illiquidity and credit impairment.  At June 30, 2012 we have in AFS Other Stocks and Bonds $2.7 million amortized cost basis in pooled TRUPs.  Those securities are structured products with cash flows dependent upon securities issued by U.S. financial institutions, including banks and insurance companies.  Our estimate of fair value at June 30, 2012 for the TRUPs is approximately $623,000 and reflects the market illiquidity.  With the exception of the TRUPs, to the best of management’s knowledge and based on our consideration of the qualitative factors associated with each security, there were no securities in our investment and mortgage-backed securities portfolio at June 30, 2012 with an other-than-temporary impairment.  Given the facts and circumstances associated with the TRUPs, we performed detailed cash flow modeling for each TRUP using an industry accepted model.  Prior to loading the required assumptions into the model, we reviewed the financial condition of the underlying issuing banks within the TRUP collateral pool that had not deferred or defaulted as of June 30, 2012.

Management’s best estimate of a default assumption, based on a third party method, was assigned to each issuing bank based on the category in which it fell.  Our analysis of the underlying cash flows contemplated various default, deferral and recovery scenarios to arrive at our best estimate of cash flows.  Based on that detailed analysis, we have concluded that the other-than-temporary impairment which captures the credit component in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities,” was estimated at $3.3 million at June 30, 2012 and $3.1 million at December 31, 2011, respectively.  The noncredit charge to other comprehensive income was estimated at $2.1 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively.  The carrying amount of the TRUPs was written down with $181,000 recognized in earnings for the six months ended June 30, 2012.  There was no write-down required during the year ended December 31, 2011.  The cash flow model assumptions represent management’s best estimate and consider a variety of qualitative factors, which include, among others, the credit rating downgrades, severity and duration of the mark-to-market loss, and structural nuances of each TRUP.  Management believes the detailed review of the collateral and cash flow modeling support the conclusion that the TRUPs had an other-than-temporary impairment at June 30, 2012.  We will continue to update our assumptions and the resulting analysis each reporting period to reflect changing market conditions.  Additionally, we do not currently intend to sell the TRUPs and it is not more likely than not that we will be required to sell the TRUPs before the anticipated recovery of their amortized cost basis.

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

Salary increase assumptions are based upon historical experience and our anticipated future actions.  The expected long-term rate of return assumption reflects the average return expected based on the investment strategies and asset allocation on the assets invested to provide for the Plan’s liabilities.  We considered broad equity and bond indices, long-term return projections, and actual long-term historical Plan performance when evaluating the expected long-term rate of return assumption.  At June 30, 2012, the weighted-average actuarial assumptions of the Plan were: a discount rate of 4.84%; a long-term rate of return on Plan assets of 7.25%; and assumed salary increases of 4.50%.  Material changes in pension benefit costs may occur in the future due to changes in these assumptions.  Future annual amounts could be impacted by changes in the number of Plan participants, changes in the level of benefits provided, changes in the discount rates, changes in the expected long-term rate of return, changes in the level of contributions to the Plan and other factors.

Long-term Advance Commitments. During 2011 and 2010, we entered into the option to fund between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the three and six months ended June 30, 2012, $40 million par of long-term commitments expired unexercised.  A table detailing the optional advance commitment terms is presented in “Note 6 – Long-Term Obligations” to our consolidated financial statements included in this report.  In order to obtain these commitments from the FHLB we paid fees of $10.95 million, which at June 30, 2012 had been impaired and the carrying value on the balance sheet was $195,000.  The remaining fee, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance upon exercise of the advance commitments.  If any of the options are impaired, then the amount of the impairment on that option will be charged against income during the period it occurs.  In determining if it is still probable that we will exercise the advance commitments quarterly, we compare all the costs of the advance commitment with the current advance rate available from the FHLB.  If the current advance rate is reasonably close to or greater than the advance commitment rate then it is probable we will exercise our option.  If the current rate is less, then we review the slope of the yield curve to determine if the forward yield curve supports our assumption that it is probable we will exercise the advance commitments.  If the current rate is less and the forward yield curve does not support our assumption that it is probable we will exercise the advance commitments, then we value the option to determine if it is impaired and if so record the impairment in that period.

Off-Balance-Sheet Arrangements, Commitments and Contingencies

Details of our off-balance-sheet arrangements, commitments and contingencies as of June 30, 2012 and December 31, 2011, are included in “Note 10 – Off-Balance-Sheet Arrangements, Commitments and Contingencies” in the accompanying Notes to Financial Statements included in this report.

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

The quarter ended June 30, 2012 was marked by proactive management of the securities portfolio which included restructuring a portion of the portfolio.  During the first quarter we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value of $498,000.  During the quarter ended June 30, 2012, as interest rates remained low and prepayments on our mortgage-backed securities increased, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and potentially less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  The sale of these securities resulted in a gain on the sale of available for sale securities of $3.3 million during the three months ended June 30, 2012.  During the quarter ended June 30, 2012, the size of the securities portfolio increased to a level similar to the combined securities portfolio at December 31, 2011.  The net result was an increase in our investment and U.S. agency mortgage-backed securities from $1.78 billion at March 31, 2012, to $1.95 billion at June 30, 2012.  The average coupon of the mortgage-backed securities portfolio decreased to 5.5% at June 30, 2012 from 6.12% at December 31, 2011 as a result of the sale of the securities carried at fair value through income combined with reinvestment into coupons on average below 6.00%.  At June 30, 2012, securities as a percentage of assets increased to 57.5%, when compared to 55.2% at March 31, 2012 and decreased when compared to 61.0% at December 31, 2011.  Our balance sheet management strategy is dynamic and will be continually reevaluated as market conditions warrant.  As interest rates, yield curves, mortgage-backed securities prepayments, funding costs, security spreads and loan and deposit portfolios change, our determination of the proper types and maturities of securities to own, proper amount of securities to own and funding needs and funding sources will continue to be reevaluated.  Should the economics of asset accumulation decrease, we might allow the balance sheet to shrink through run-off or asset sales.  However, should the economics become more attractive, we will strategically increase the balance sheet.

With respect to liabilities, we will, to a much lesser extent, continue to utilize a combination of FHLB advances and deposits to achieve our strategy of minimizing cost while achieving overall interest rate risk objectives as well as the liability management objectives of the ALCO.  FHLB funding and brokered CDs represent wholesale funding sources we are currently utilizing.  Our FHLB borrowings at June 30, 2012 increased 34.1%, or $154.8 million, to $608.2 million from $453.5 million at March 31, 2012 primarily as a result of an increase in the securities portfolio.  During 2010 and 2011 we entered into the option to purchase, between one and a half and two years forward from the advance commitment date, $200 million par in long-term advance commitments from FHLB at the FHLB rates on the date the option was purchased.  During the three and six months ended June 30, 2012, $40 million par of long-term commitments expired unexercised.  As of June 30, 2012 we had $61.9 million in brokered CDs of which all were long-term.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  We utilized long-term callable brokered CDs because the brokered CDs better matched overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  We are actively evaluating the callable brokered CDs and may exercise the call option if there is an economic benefit.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  The potential higher interest expense and lack of customer loyalty are risks associated with the use of brokered CDs.  During 2012 and 2011, overall growth in deposits resulted in a decrease in our total wholesale funding as a percentage of deposits, not including brokered CDs, to 28.7% at June 30, 2012, from 33.6% at June 30, 2011 and 36.4% at December 31, 2011.

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

Net interest income for the six months ended June 30, 2012 was $46.5 million, a decrease of $285,000, or 0.6%, compared to the same period in 2011.

During the six months ended June 30, 2012, total interest income decreased $4.5 million, or 6.8%, to $61.2 million compared to $65.6 million for the same period in 2011.  The decrease in total interest income was the result of a decrease in the average yield on average interest earning assets from 5.01% for the six months ended June 30, 2011 to 4.32% for the six months ended June 30, 2012 which more than offset the increase in average interest earning assets of $218.0 million, or 7.7%, from $2.85 billion to $3.06 billion.  Total interest expense decreased $4.2 million, or 22.3%, to $14.6 million during the six months ended June 30, 2012 as compared to $18.8 million during the same period in 2011.  The decrease was attributable to a decrease in the average yield on interest bearing liabilities for the six months ended June 30, 2012, to 1.21% from 1.62% for the same period in 2011, which more than offset the increase in average interest bearing liabilities of $95.8 million, or 4.1%, from $2.34 billion for the six months ended June 30, 2011 to $2.44 billion for the same period in 2012.

Net interest income decreased during the three months ended June 30, 2012 when compared to the same period in 2011 primarily as a result of a decrease in interest income which was primarily driven by a decrease in mortgage-backed and related securities investment income.  Our average interest earning assets during this period increased $268.7 million, or 9.4%.  The decrease in the average yield on interest bearing liabilities of 45 basis points is a result of an overall decrease in interest rates compared to the same period in 2011.  For the three months ended June 30, 2012, our net interest spread and net interest margin decreased to 2.98% and 3.21%, respectively, from 3.52% and 3.80% when compared to the same period in 2011.

During the six months ended June 30, 2012, average loans increased $78.1 million, or 7.4%, compared to the same period in 2011.  1-4 Family Residential loans represent a large part of this increase.  The average yield on loans decreased from 6.91% for the six months ended June 30, 2011 to 6.39% for the six months ended June 30, 2012.  The decrease in interest income on loans of $105,000, or 0.3%, to $34.3 million for the six months ended June 30, 2012, when compared to $34.4 million for the same period in 2011 was the result of a decrease in the average yield which more than offset the increase in the average balance.  The decrease in the yield on loans was due to overall lower interest rates.  For the three months ended June 30, 2012, average loans increased $115.4 million, or 11.0%, to $1.17 billion, when compared to $1.05 billion for the same period in 2011.  The average yield on loans decreased from 6.91% for the three months ended June 30, 2011 to 6.37% for the three months ended June 30, 2012.  Due to the competitive loan pricing environment, we anticipate that we may be required to continue to offer lower interest rate loans that compete with those offered by other financial institutions in order to retain quality loan relationships.  Offering lower interest rate loans could impact the overall loans yield and, therefore, profitability.

Average investment and mortgage-backed securities increased $133.5 million, or 7.7%, from $1.74 billion to $1.88 billion, for the six months ended June 30, 2012 when compared to the same period in 2011.  At June 30, 2012, virtually all of our mortgage-backed securities were fixed rate securities with less than three percent variable rate mortgage-backed securities.  The overall yield on average investment and mortgage-backed securities decreased to 3.17% during the six months ended June 30, 2012, from 3.96% during the same period in 2011.  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities during 2012 when compared to 2011, the purchase of lower yielding securities when compared to both those securities paying off and securities carried at fair value through income that were sold and the lower interest rate environment during 2012 when compared to 2011.  Interest income on investment and mortgage-backed securities decreased $4.4 million during the six months ended June 30, 2012, or 14.1%, compared to the same period in 2011 due to a decrease in the average yield which more than offset the increase in the average balance.  For the three months ended June 30, 2012, average investment and mortgage-backed securities increased $145.2 million, or 8.2%, to $1.92 billion, when compared to $1.77 billion for the same period in 2011 .  The overall yield on average investment and mortgage-backed securities decreased to 2.80% during the three months ended June 30, 2012, from 4.09% during the same period in 2011 primarily as a result of an increase in prepayments which increased the amortization expense.  Interest income from investment and mortgage-backed securities decreased $4.7 million, or 28.3%, to $11.9 million for the three months ended June 30, 2012, compared to $16.5 million for the same period in 2011.  The decrease in the average yield primarily reflects an increase in prepayments on the mortgage-backed securities during 2012 when compared to 2011, the purchase of lower yielding securities when compared to both those securities paying off and securities carried at fair value through income to the overall lower interest rate environment in 2012 when compared to 2011.  The decrease in interest income for the three months is due to a decrease in the average yield which more than offset the increase in the average balance.

Average FHLB stock and other investments increased $4.2 million, or 13.7%, to $34.6 million, for the six months ended June 30, 2012, when compared to $30.4 million for the same period in 2011 due to an increase in FHLB advances during 2012 and the corresponding requirement to hold stock associated with those advances.  Interest income from our FHLB stock and other investments increased $1,000, or 0.8%, during the six months ended June 30, 2012, when compared to the same period in 2011 due to an increase in the average balance which more than offset the decrease in the average yield from 0.88% for the six months ended June 30, 2011 compared to 0.77% for the same period in 2012.  For the three months ended June 30, 2012, average FHLB stock and other investments increased $6.9 million, or 24.3%, to $35.2 million, when compared to $28.3 million for the same period in 2011.  The FHLB stock is a variable instrument with the rate typically tied to the federal funds rate.  We are required as a member of FHLB to own a specific amount of stock that changes as the level of our FHLB advances and asset size change.  For the three months ended June 30, 2012, interest income from FHLB stock and other investments increased $2,000, or 3.8%, to $54,000, when compared to $52,000 for the same period in 2011 as a result of the increase in the average balance, which more than offset the decrease in the average yield from 0.74% in 2011 to 0.62% in 2012.

Average interest earning deposits increased $3.7 million, or 33.4%, to $14.8 million, for the six months ended June 30, 2012, when compared to $11.1 million for the same period in 2011.  Interest income from interest earning deposits increased $2,000, or 15.4%, for the six months ended June 30, 2012, when compared to the same period in 2011, as a result of the increase in the average balance which more than offset the decrease in the average yield from 0.24% in 2011 to 0.20% in 2012.  Average interest earning deposits increased $2.1 million, or 34.8%, to $8.2 million, for the three months ended June 30, 2012, when compared to $6.1 million for the same period in 2011.  Interest income from interest earning deposits increased $6,000, or 200.0%, for the three months ended June 30, 2012, when compared to the same period in 2011, as a result of an increase in the average balance and an increase in the average yield from 0.20% in 2011 to 0.44% in 2012.

During the six months ended June 30, 2012, our average securities increased more than our average loans compared to the same period in 2011.  The mix of our average interest earning assets reflected no change in average total securities as a percentage of total average interest earning assets compared to the prior period as securities averaged 62.3% during the same period in 2011.  Average loans decreased to 37.2% of average total interest earning assets and other interest earning asset categories averaged 0.5% for the six months ended June 30, 2012.  During 2011, the comparable mix was 37.3% in loans and 0.4% in the other interest earning asset categories.

Total interest expense decreased $4.2 million, or 22.3%, to $14.6 million during the six months ended June 30, 2012 as compared to $18.8 million during the same period in 2011.  The decrease was primarily attributable to decreased funding costs as the average yield on interest bearing liabilities decreased from 1.62% for 2011 to 1.21% for the six months ended June 30, 2012, which more than offset an increase in average interest bearing liabilities.  The increase in average interest bearing liabilities of $95.8 million, or 4.1% included an increase in deposits of $51.3 million, or 3.0%, an increase in short-term advances of $72.8 million, or 30.4%, offset by a decrease in long-term FHLB advances of $28.2 million, or 8.9%.  For the three months ended June 30, 2012, total interest expense decreased $2.3 million, or 24.7%, to $6.9 million, compared to $9.2 million for the same period in 2011, as a result of a decrease in the average yield while partially offset by an increase in the average balance on interest bearing liabilities.  Average interest bearing liabilities increased $142.5 million, or 6.1%, while the average yield decreased from 1.57% for the three months ended June 30, 2011 to 1.12% for the three months ended June 30, 2012.

Average interest bearing deposits increased $51.3 million, or 3.0%, from $1.72 billion to $1.78 billion, while the average rate paid decreased from 0.95% for the six months ended June 30, 2011 to 0.70% for the six months ended June 30, 2012.  For the three months ended June 30, 2012, average interest bearing deposits increased $10.7 million, or 0.6%, to $1.74 billion, when compared to $1.73 billion for the same period in 2011, while the average rate paid decreased from 0.94% for the three month period ended June 30, 2011 to 0.64% for the three month period ended June 30, 2012.  Average time deposits decreased $35.1 million, or 4.1%, from $856.9 million to $821.8 million and the average rate paid decreased to 1.07% for the six months ended June 30, 2012 as compared to 1.35% for the same period in 2011.  Average interest bearing demand deposits increased $75.1 million, or 9.6%, while the average rate paid decreased to 0.40% for the six months ended June 30, 2012 as compared to 0.57% for the same period in 2011.  Average savings deposits increased $11.3 million, or 13.6%, while the average rate paid decreased to 0.16% for the six months ended June 30, 2012 as compared to 0.29% for the same period in 2011.  Interest expense for interest bearing deposits for the six months ended June 30, 2012, decreased $1.9 million, or 23.8%, when compared to the same period in 2011 due to the decrease in the average yield which more than offset the increase in the average balance.  Average noninterest bearing demand deposits increased $99.1 million, or 22.1%, during the six months ended June 30, 2012.  The latter three categories, which are considered the lowest cost deposits, comprised 64.6% of total average deposits during the six months ended June 30, 2012 compared to 60.6% during the same period in 2011.  The increase in our average total deposits is primarily the result of an increase in deposits from municipalities and, to a lesser extent, deposit growth due to branch expansion and continued market penetration.

During the six months ended June 30, 2012, we issued $5.0 million of long-term brokered CDs.  All of the long-term brokered CDs, except for one $5.0 million CD, have short-term calls that we control.  When we utilize long-term callable brokered CDs it is because the brokered CDs better match overall ALCO objectives at the time of issuance by protecting us with fixed rates should interest rates increase, while providing us options to call the funding should interest rates decrease.  At June 30, 2012, we had $61.9 million in brokered CDs that represented 2.6% of deposits compared to $163.8 million, or 7.1%, of deposits at December 31, 2011.  At June 30, 2012 and December 31, 2011, all of the brokered CDs had maturities of less than six years.  Our wholesale funding policy currently allows maximum brokered CDs of $180 million; however, this amount could be increased to match changes in ALCO objectives.  We have been actively calling our brokered CDs and replacing them with long-term FHLB advances which has allowed us to both extend the maturities and lower the funding costs.  The potential higher interest cost and lack of customer loyalty are risks associated with the use of brokered CDs.

Average short-term interest bearing liabilities, consisting primarily of FHLB advances, federal funds purchased and repurchase agreements, were $311.9 million, an increase of $72.8 million, or 30.4%, for the six months ended June 30, 2012 when compared to the same period in 2011.  Interest expense associated with short-term interest bearing liabilities decreased $108,000, or 3.1%, and the average rate paid decreased 76 basis points to 2.14% for the six months ended June 30, 2012, when compared to 2.90% for the same period in 2011.  For the three months ended June 30, 2012, average short-term interest bearing liabilities increased $108.2 million, or 41.8%, when compared to the same period in 2011.  Interest expense associated with short-term interest bearing liabilities increased $29,000, or 1.7%, and the average rate paid decreased to 1.90% for the three month period ended June 30, 2012 when compared to 2.64% for the same period in 2011.  The decrease in the average rate paid was due to the change in the mix between long-term FHLB advances rolling into the short-term FHLB advances category and short-term advances taken out with less than 30 day maturities.  The increase in the interest expense was due to an increase in the average balance which more than offset the decrease in the average rate paid.

Average long-term interest bearing liabilities consisting of FHLB advances decreased $28.2 million, or 8.9%, during the six months ended June 30, 2012 to $289.7 million as compared to $318.0 million for the six months ended June 30, 2011.  Interest expense associated with long-term FHLB advances decreased $2.2 million, or 38.6%, and the average rate paid decreased 118 basis points for the six months ended June 30, 2012 when compared to the same period in 2011.  For the three months ended June 30, 2012, long-term interest bearing liabilities increased $23.6 million, or 8.2%, when compared to the same period in 2011.  Interest expense associated with long-term FHLB advances decreased $1.0 million, or 39.2%, and the average rate paid decreased to 2.03% for the three months ended June 30, 2012 when compared to 3.60% for the same period in 2011.  The increase in the average long-term FHLB advances is due primarily to the purchase of long-term advances during the first six months of 2012 which more than offset the advances classified as long-term at December 31, 2011 rolling into the short-term category.  In addition, as $40 million of the $200 million par in long-term advance commitments from the FHLB expired, long-term advances at rates below the advance commitment rates that expired were taken out.  During 2011 and 2010, we entered into the option to fund between one and a half years and two years forward from the advance commitment date, $200 million par in long-term advance commitments from the FHLB at the FHLB rates on the date the option was purchased.  During the three and six months ended June 30, 2012, $40 million par of long-term commitments expired unexercised.  In order to obtain these commitments from the FHLB, we paid fees, of $10.95 million.  During the third quarter of 2011, the value of the FHLB advance option fees became impaired.  They were further impaired during the fourth quarter of 2011 resulting in a total charge of $8.92 million in 2011.  During the first six months of 2012, the FHLB advance option fees were impaired an additional $1.84 million.  At June 30, 2012, the remaining FHLB advance option fees on the balance sheet were $195,000.  The remaining FHLB advance option fees, included in other assets in our consolidated balance sheet, will be amortized over the term of the advance when we exercise the advance commitments.  Should we determine the advance commitments will not be exercised, or they are further impaired, the fee will be expensed in the period determination is made.  FHLB advances are collateralized by FHLB stock, securities and nonspecific real estate loans.

Average long-term debt, consisting of our junior subordinated debentures issued in 2003 and August 2007 and junior subordinated debentures acquired in the purchase of FWBS, was $60.3 million for the three and six months ended June 30, 2012 and 2011.  Interest expense associated with long-term debt increased $36,000, or 2.2% to $1.7 million for the six months ended June 30, 2012, when compared to the same period in 2011, as a result of an increase in the average yield of 11 basis points during the six months ended June 30, 2012 when compared to the same period in 2011.  Interest expense was $825,000 for the three month periods ended June 30, 2012, an increase of $11,000, or 1.4%, when compared to the same period in 2011, as a result of an increase in the average yield of 9 basis points.  The interest rate on the $20.6 million of long-term debentures issued to Southside Statutory Trust III adjusts quarterly at a rate equal to three-month LIBOR plus 294 basis points.  The $23.2 million of long-term debentures issued to Southside Statutory Trust IV and the $12.9 million of long-term debentures issued to Southside Statutory Trust V have fixed rates of 6.518% through October 30, 2012 and 7.48% through December 15, 2012, respectively, and thereafter, adjust quarterly.  The interest rate on the $3.6 million of long-term debentures issued to Magnolia Trust Company I, assumed in the purchase of FWBS, adjusts quarterly at a rate equal to three-month LIBOR plus 180 basis points.

RESULTS OF OPERATIONS

The analysis below shows average interest earning assets and interest bearing liabilities together with the average yield on the interest earning assets and the average cost of the interest bearing liabilities.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Six Months Ended
	June 30, 2012			June 30, 2011
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,137,397	$36,132	6.39%	$1,059,313	$36,281	6.91%
Loans Held For Sale	1,637	31	3.81%	3,106	68	4.41%
Securities:
Investment Securities (Taxable)(4)	5,167	51	1.98%	7,058	38	1.09%
Investment Securities (Tax-Exempt)(3)(4)	278,435	8,473	6.12%	302,421	9,564	6.38%
Mortgage-backed and Related Securities (4)	1,592,499	21,035	2.66%	1,433,080	24,607	3.46%
Total Securities	1,876,101	29,559	3.17%	1,742,559	34,209	3.96%
FHLB stock and other investments, at cost	34,553	133	0.77%	30,390	132	0.88%
Interest Earning Deposits	14,750	15	0.20%	11,054	13	0.24%
Total Interest Earning Assets	3,064,438	65,870	4.32%	2,846,422	70,703	5.01%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	42,004			44,511
Bank Premises and Equipment	50,551			50,514
Other Assets	167,295			121,472
Less: Allowance for Loan Loss	(19,501)			(19,657)
Total Assets	$3,304,787			$3,043,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$94,647	73	0.16%	$83,343	118	0.29%
Time Deposits	821,752	4,371	1.07%	856,860	5,744	1.35%
Interest Bearing Demand Deposits	859,343	1,716	0.40%	784,228	2,225	0.57%
Total Interest Bearing Deposits	1,775,742	6,160	0.70%	1,724,431	8,087	0.95%
Short-term Interest Bearing Liabilities	311,948	3,326	2.14%	239,179	3,434	2.90%
Long-term Interest Bearing Liabilities – FHLB Dallas	289,743	3,476	2.41%	317,985	5,663	3.59%
Long-term Debt (5)	60,311	1,655	5.52%	60,311	1,619	5.41%
Total Interest Bearing Liabilities	2,437,744	14,617	1.21%	2,341,906	18,803	1.62%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	547,150			448,073
Other Liabilities	53,926			26,384
Total Liabilities	3,038,820			2,816,363

SHAREHOLDERS’ EQUITY (6)	265,967			226,899
Total Liabilities and Shareholders’ Equity	$3,304,787			$3,043,262
NET INTEREST INCOME		$51,253			$51,900
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.36%			3.68%
NET INTEREST SPREAD			3.11%			3.39%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $1,867 and $1,948 for the six months ended June 30, 2012 and 2011, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $2,845 and $3,126 for the six months ended June 30, 2012 and 2011, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $1,788 for the six months ended June 30, 2011.

Note: As of June 30, 2012 and 2011, loans totaling $10,077 and $13,208, respectively, were on nonaccrual status. The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

	AVERAGE BALANCES AND YIELDS
	(dollars in thousands)
	(unaudited)
	Three Months Ended
	June 30, 2012			June 30, 2011
	AVG BALANCE	INTEREST	AVG YIELD	AVG BALANCE	INTEREST	AVG YIELD
ASSETS
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,165,141	$18,442	6.37%	$1,049,692	$18,076	6.91%
Loans Held For Sale	1,568	14	3.59%	2,491	31	4.99%
Securities:
Investment Securities (Taxable)(4)	5,660	20	1.42%	5,082	20	1.58%
Investment Securities (Tax-Exempt)(3)(4)	307,465	4,483	5.86%	299,807	4,778	6.39%
Mortgage-backed and Related Securities (4)	1,606,106	8,872	2.22%	1,469,138	13,310	3.63%
Total Securities	1,919,231	13,375	2.80%	1,774,027	18,108	4.09%
FHLB stock and other investments, at cost	35,202	54	0.62%	28,317	52	0.74%
Interest Earning Deposits	8,226	9	0.44%	6,101	3	0.20%
Total Interest Earning Assets	3,129,368	31,894	4.10%	2,860,628	36,270	5.09%
NONINTEREST EARNING ASSETS:
Cash and Due From Banks	41,112			43,330
Bank Premises and Equipment	50,509			50,655
Other Assets	167,246			131,926
Less: Allowance for Loan Loss	(19,945)			(19,266)
Total Assets	$3,368,290			$3,067,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST BEARING LIABILITIES:
Savings Deposits	$96,527	36	0.15%	$85,778	58	0.27%
Time Deposits	782,371	1,894	0.97%	867,694	2,943	1.36%
Interest Bearing Demand Deposits	863,308	835	0.39%	778,084	1,050	0.54%
Total Interest Bearing Deposits	1,742,206	2,765	0.64%	1,731,556	4,051	0.94%
Short-term Interest Bearing Liabilities	367,195	1,734	1.90%	259,025	1,705	2.64%
Long-term Interest Bearing Liabilities – FHLB Dallas	311,550	1,573	2.03%	287,903	2,587	3.60%
Long-term Debt (5)	60,311	825	5.50%	60,311	814	5.41%
Total Interest Bearing Liabilities	2,481,262	6,897	1.12%	2,338,795	9,157	1.57%
NONINTEREST BEARING LIABILITIES:
Demand Deposits	565,344			465,578
Other Liabilities	55,593			27,679
Total Liabilities	3,102,199			2,832,052

SHAREHOLDERS’ EQUITY (6)	266,091			235,221
Total Liabilities and Shareholders’ Equity	$3,368,290			$3,067,273
NET INTEREST INCOME		$24,997			$27,113
NET INTEREST MARGIN ON AVERAGE EARNING ASSETS			3.21%			3.80%
NET INTEREST SPREAD			2.98%			3.52%

(1)	Interest on loans includes fees on loans that are not material in amount.
(2)	Interest income includes taxable-equivalent adjustments of $930 and $977 for the three months ended June 30, 2012 and 2011, respectively.
(3)	Interest income includes taxable-equivalent adjustments of $1,522 and $1,569 for the three months ended June 30, 2012 and 2011, respectively.
(4)	For the purpose of calculating the average yield, the average balance of securities is presented at historical cost.
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

(6)	Includes average equity of noncontrolling interest of $2,068 for the three months ended June 30, 2011.

Note: As of June 30, 2012 and 2011, loans totaling $10,077 and $13,208, respectively, were on nonaccrual status.  The policy is to reverse previously accrued but unpaid interest on nonaccrual loans; thereafter, interest income is recorded to the extent received when appropriate.

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

Noninterest income was $8.1 million and $18.9 million for the three and six months ended June 30, 2012, respectively, compared to $12.6 million and $22.3 million for the same periods in 2011, a decrease of $4.6 million, or 36.2%, and $3.4 million, or 15.3%, respectively.  The primary reason for the decrease in noninterest income was due to the decrease in gains on the sales of securities carried at fair value through income during the three and six months ended June 30, 2012 when compared to the same periods in 2011.  During the six months ended June 30, 2012, we had gain on sale of AFS securities of $9.3 million compared to gains of $5.5 million for the same period in 2011.  Gain on sale of AFS securities for the three months ended June 30, 2012 were $3.3 million compared to $3.9 million for the same period in 2011.  The fair value of the AFS securities portfolio at June 30, 2012 was $1.62 billion with a net unrealized gain on that date of $42.2 million.  The net unrealized gain is comprised of $46.3 million in unrealized gains and $4.1 million in unrealized losses.  The fair value of the HTM securities portfolio at June 30, 2012 was $343.3 million with a net unrealized gain on that date of $12.2 million.  The net unrealized gain is comprised of $12.2 million in unrealized gains and approximately $15,000 in unrealized losses.  During the six months ended June 30, 2012, we proactively managed the investment portfolio which included restructuring a portion of our investment portfolio.  During the first quarter of 2012, we sold all of our securities carried at fair value through income as management determined it did not want additional, potentially significant, swings in net income associated with fair value changes for these securities.  The sale of these securities resulted in a loss on sale of securities carried at fair value through income of $498,000.  During the quarter ended June 30, 2012, as interest rates remained low, we continued to sell primarily lower yielding, longer duration municipal securities and more prepayment volatile mortgage-backed securities and replaced them with primarily shorter duration municipal securities and potentially less prepayment volatile mortgage-backed securities that might perform better in both the current and potentially higher interest rate environment in the future.  The sale of these securities resulted in a gain on the sale of available for sale securities of $3.3 million.  There can be no assurance that the level of security gains reported during the three and six months ended June 30, 2012, will continue in future periods.

For the three and six months ended June 30, 2012, there was no fair value gain (loss) on securities carried at fair value through income compared to fair value income of $2.5 million and $4.1 million, for the three and six months ended June 30, 2011, respectively.  This is due to the fact that we sold all of our securities carried at fair value through income during the six months ending June 30, 2012.  For the three and six months ended June 30, 2012, the value of the FHLB advance option fees became further impaired resulting in a $1.4 million and $1.8 million, respectively, impairment charge.  At June 30, 2012, the carrying value of the FHLB advance option fees on the balance sheet was $195,000.

Deposit services income decreased $190,000, or 4.7%, and $321,000, or 4.1%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 primarily due to a decrease in overdraft income.

Gain on sale of loans increased $16,000, or 5.7%, for the three months ended June 30, 2012 and decreased $136,000, or 24.1%, for the six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  The decrease for the six months ended June 30, 2012 was due primarily to a decrease in the dollar amount of loans sold and the related servicing release and secondary market fees.

Trust income increased $24,000, or 3.7%, and $50,000, or 3.9%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 due to the addition of several new accounts.

Other income increased $164,000, or 17.1%, and $170,000, or 8.2%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 as a result of increases in brokerage services income and trading income.

Noninterest Expense

We incur numerous types of noninterest expenses associated with the operation of our various business activities, the largest of which are salaries and employee benefits.  In addition, we incur numerous other expenses, the largest of which are detailed in the consolidated statements of income.

Noninterest expense was $19.1 million and $37.6 million for the three and six months ended June 30, 2012, respectively, compared to $18.1 million and $36.8 million for the same periods in 2011, respectively, representing an increase of $980,000, or 5.4%, and $770,000, or 2.1%, for the three and six months ended June 30, 2012, respectively.

Salaries and employee benefits expense increased $520,000, or 4.5%, and $662,000, or 2.8%, during the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  The increase for the three and six months ended June 30, 2012, was primarily the result of increases in personnel associated with our overall growth and expansion, an increase in retirement expense and normal salary increases for existing personnel.

Direct salary expense and payroll taxes increased $226,000, or 2.3%, and $298,000, or 1.5%, during the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

Retirement expense, included in salary and benefits, increased $182,000, or 21.3%, and $423,000, or 24.3%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  The increase was primarily related to the increase in the defined benefit and restoration plans.  The defined benefit and restoration plan increased primarily due to the changes in the actuarial assumptions used to determine net periodic pension costs for 2012 when compared to 2011.  Specifically, the assumed long-term rate of return was 7.25% and the assumed discount rate was decreased to 4.84%.  We will continue to evaluate the assumed long-term rate of return and the discount rate to determine if either should be changed in the future.  If either of these assumptions were decreased, the cost and funding required for the retirement plan could increase.

Health and life insurance expense, included in salary and benefits, increased $112,000, or 11.9%, for the three months ended June 30, 2012, and decreased $59,000, or 3.3%, for the six months ended June 30, 2012 when compared to the same periods in 2011.  The increase for the three months ended June 30, 2012 is due to increased health claims expense and plan administrative cost for the comparable period of time.  We have a self-insured health plan which is supplemented with stop loss insurance policies.  Health insurance costs are rising nationwide and these costs may increase during the remainder of 2012.

ATM and debit card expense increased $21,000, or 7.9%, and $85,000, or 17.7%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 due to an increase in processing expenses.

Director fees increased $73,000, or 36.5%, and $150,000, 38.4%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.  Effective January 5, 2012, Mr. B. G. Hartley retired as Chief Executive Officer of Southside Bancshares, Inc. and became a non-employee Chairman of the Board of Directors of the Company.  The increase is primarily due to his fee received for serving in that role.

Supplies increased $61,000, or 37.9%, for the three months ended June 30, 2012 and decreased $4,000, or 1.0%, for the six months ended June 30, 2012, when compared to the same periods in 2011.  The increase for the three months ended June 30, 2012 is due to bank growth.

Professional fees decreased $67,000, or 14.7%, and $71,000, or 7.0%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due to a decrease in legal fees.

Telephone and communications increased $100,000, or 29.0%, and $169,000, or 24.8%, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due to bank growth and upgraded systems.

FDIC insurance decreased $321,000 or 43.7%, and $614,000, or 41.0%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 due to a change in the FDIC assessment calculation effective for the second quarter of 2011.

Other expense increased $442,000, or 34.2%, and $141,000, or 4.5%, for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011 as a result of increases in bank examination fees as well as OREO and repossessed assets expenses.

Income Taxes

Pre-tax income for the three and six months ended June 30, 2012 was $9.3 million and $22.6 million, respectively, compared to $17.2 million and $28.3 million, respectively, for the same periods in 2011.  Income tax expense was $1.6 million and $4.7 million, respectively, for the three and six months ended June 30, 2012 compared to $4.1 million and $5.9 million, respectively, for the three and six months ended June 30, 2011.  The effective tax rate as a percentage of pre-tax income was 17.2% and 20.8% for the three and six months ended June 30, 2012, compared to 23.8% and 20.8% for the three and six months ended June 30, 2011.  The decrease in the effective tax rate and income tax expense for the three months ended June 30, 2012 was due to an increase in tax-exempt income as a percentage of taxable income as compared to the same period in 2011.

Capital Resources

Our total shareholders' equity at June 30, 2012, was $263.4 million, representing an increase of 1.7%, or $4.4 million from December 31, 2011 and represented 7.7% of total assets at June 30, 2012 compared to 7.8% of total assets at December 31, 2011.

Increases to our shareholders’ equity consisted of net income of $17.9 million, the issuance of $633,000 in common stock (30,436 shares) through our employee stock and dividend reinvestment plans offset by a decrease in accumulated other comprehensive income of $7.8 million and $6.4 million in dividends paid.

On March 29, 2012, our board of directors declared a 5% stock dividend to common stock shareholders of record as of April 18, 2012, and payable on May 9, 2012.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%.  The minimum Tier 1 capital to risk-adjusted assets is 4%.  Our $20 million, $22.5 million, $12.5 million and $3.5 million of trust preferred securities issued by our subsidiaries, Southside Statutory Trust III, IV, V and Magnolia Trust Company I, respectively, are considered Tier 1 capital by the Federal Reserve Board and will continue to be under the Dodd-Frank Act.  Any trust preferred securities that are issued by our subsidiaries in the future will be considered Tier 2 capital.  The Federal Reserve Board also requires bank holding companies to comply with the minimum leverage ratio guidelines.  The leverage ratio is the ratio of bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.  The guidelines require a minimum leverage ratio of 4% for bank holding companies that meet certain specified criteria.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Management believes that, as of June 30, 2012, we met all capital adequacy requirements to which we were subject.

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

To be categorized as well capitalized we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:	(dollars in thousands)

Total Capital (to Risk Weighted Assets)
Consolidated	$309,635	22.52%	$109,992	8.00%	N/A	N/A
Bank Only	$306,149	22.27%	$109,957	8.00%	$137,446	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$292,363	21.26%	$54,996	4.00%	N/A	N/A
Bank Only	$288,877	21.02%	$54,978	4.00%	$82,468	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$292,363	8.85%	$132,148	4.00%	N/A	N/A
Bank Only	$288,877	8.75%	$132,052	4.00%	$165,065	5.00%

As of December 31, 2011:

Total Capital (to Risk Weighted Assets)
Consolidated	$296,715	22.36%	$106,152	8.00%	N/A	N/A
Bank Only	$285,539	21.52%	$106,159	8.00%	$132,699	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$280,050	21.11%	$53,076	4.00%	N/A	N/A
Bank Only	$268,874	20.26%	$53,080	4.00%	$79,619	6.00%

Tier 1 Capital (to Average Assets) (1)
Consolidated	$280,050	8.63%	$129,795	4.00%	N/A	N/A
Bank Only	$268,874	8.29%	$129,698	4.00%	$162,122	5.00%

(1)	Refers to quarterly average assets as calculated by bank regulatory agencies.

The table below summarizes our key equity ratios for the three and six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011

Return on Average Assets	1.09%	1.39%
Return on Average Shareholders' Equity	13.51	18.82
Dividend Payout Ratio – Basic	36.89	27.87
Dividend Payout Ratio – Diluted	36.89	27.87
Average Shareholders' Equity to Average Total Assets	8.05	7.40

	Three Months Ended June 30,
	2012	2011

Return on Average Assets	0.92%	1.65%
Return on Average Shareholders' Equity	11.68	21.73
Dividend Payout Ratio – Basic	44.44	23.29
Dividend Payout Ratio – Diluted	44.44	23.29
Average Shareholders' Equity to Average Total Assets	7.90	7.60

Liquidity and Interest Rate Sensitivity

Liquidity management involves our ability to convert assets to cash with a minimum of loss to enable us to meet our obligations to our customers at any time.  This means addressing (1) the immediate cash withdrawal requirements of depositors and other funds providers; (2) the funding requirements of all lines and letters of credit; and (3) the short-term credit needs of customers.  Liquidity is provided by short-term investments that can be readily liquidated with a minimum risk of loss.  Cash, interest earning deposits, federal funds sold and short-term investments with maturities or repricing characteristics of one year or less continue to be a substantial percentage of total assets.  At June 30, 2012, these investments were 18.8% of total assets as compared to 19.0% at December 31, 2011 and 15.5% at June 30, 2011.  The decrease to 18.8% at June 30, 2012 is primarily reflective of changes in the investment portfolio.  Liquidity is further provided through the matching, by time period, of rate sensitive interest earning assets with rate sensitive interest bearing liabilities.  Southside Bank has three lines of credit for the purchase of overnight federal funds at prevailing rates.  One $25.0 million and two $15.0 million unsecured lines of credit have been established with Frost Bank, Comerica Bank and TIB - The Independent Bankers Bank, respectively.  There were no federal funds purchased at June 30, 2012.  Southside Bank has a $5.0 million line of credit with Frost Bank to be used to issue letters of credit.  At June 30, 2012, the amount of additional funding Southside Bank could obtain from FHLB using unpledged securities at FHLB was approximately $538.9 million, net of FHLB stock purchases required.  Southside Bank obtained no letters of credit from FHLB as collateral for a portion of its public fund deposits.

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

Composition of Loans

One of our main objectives is to seek attractive lending opportunities in Texas, primarily in the counties in which we operate.  The geographic concentration of the loans as of December 31, 2011 is provided in our 2011 Form 10-K.  There were no substantial changes in these concentrations during the six months ended June 30, 2012.  Substantially all of our loan originations are made to borrowers who live in and conduct business in the counties in Texas in which we operate, with the exception of municipal loans which are made almost entirely in Texas, and purchases of automobile loan portfolios throughout the United States.  Municipal loans are made to municipalities, counties, school districts and colleges primarily throughout the state of Texas.  Through SFG, we purchase portfolios of automobile loans from a variety of lenders throughout the United States.  These high yield loans represent existing subprime automobile loans with payment histories that are collateralized by new and used automobiles.  At June 30, 2012, the SFG loans totaled approximately $76.1 million.  We look forward to the possibility that our loan growth will accelerate in the future when the economy in the markets we serve improve and as we work to identify and develop additional markets and strategies that will allow us to expand our lending territory.  Total loans increased $96.0 million, or 8.8%, to $1.18 billion for the six month period ended June 30, 2012 from $1.09 billion at December 31, 2011, and increased $144.4 million, or 13.9%, from $1.04 billion at June 30, 2011.  Average loans increased $78.1 million, or 7.4%, when compared to the same period in 2011.

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

The following table sets forth loan totals for the periods presented:

	At	At	At
	June 30,	December 31,	June 30,
	2012	2011	2011
	(in thousands)
Real Estate Loans:
Construction	$105,675	$111,361	$108,851
1-4 Family Residential	325,720	247,479	221,283
Other	214,885	206,519	193,341
Commercial Loans	146,499	143,552	134,197
Municipal Loans	215,256	207,261	200,537
Loans to Individuals	175,165	171,058	180,599
Total Loans	$1,183,200	$1,087,230	$1,038,808

Our 1-4 family residential mortgage loans increased $78.2 million, or 31.6%, to $325.7 million for the six month period ended June 30, 2012 from $247.5 million at December 31, 2011, and $104.4 million, or 47.2%, from $221.3 million at June 30, 2011.

Municipal loans increased $8.0 million, or 3.9%, to $215.3 million for the six month period ended June 30, 2012 from $207.3 million at December 31, 2011, and $14.7 million, or 7.3%, from $200.5 million at June 30, 2011.  The increase in municipal loans is due to overall market volatility related to credit markets, including municipal credits.  This provided additional opportunities for us to lend to municipalities.

Construction loans decreased $5.7 million, or 5.1%, to $105.7 million for the six month period ended June 30, 2012 from $111.4 million at December 31, 2011, and $3.2 million, or 2.9%, from $108.9 million at June 30, 2011.

Other real estate loans, which are comprised primarily of commercial real estate loans, increased $8.4 million, or 4.1%, to $214.9 million for the six month period ended June 30, 2012 from $206.5 million at December 31, 2011, and $21.5 million, or 11.1%, from $193.3 million at June 30, 2011.

Commercial loans increased $2.9 million, or 2.1%, to $146.5 million for the six month period ended June 30, 2012 from $143.6 million at December 31, 2011, and $12.3 million, or 9.2%, from $134.2 million at June 30, 2011.  The increase in commercial loans is reflective of increased loan demand for this type of loan in our market area.

Loans to individuals, which includes SFG loans, increased $4.1 million, or 2.4%, to $175.2 million for the six month period ended June 30, 2012 from $171.1 million at December 31, 2011, and decreased $5.4 million, or 3.0%, from $180.6 million at June 30, 2011.  Most of the increase for the six months ended June 30, 2012 is due to the purchase of additional automobile loan pools.  The decrease as compared to June 30, 2011 is due to a decrease of SFG loans due to a sale of $6.2 million of SFG loans due to the implementation of Dodd Frank.

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

Industry experience indicates that a portion of our loans will become delinquent and a portion of the loans will require partial or entire charge-off.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of properties used as collateral for loans and problems affecting the credit of the borrower and the ability of the borrower to make payments on the loan.  Our determination of the adequacy of the allowance for loan losses is based on various considerations, including an analysis of the risk characteristics of various classifications of loans, previous loan loss experience, specific loans which would have loan loss potential, delinquency trends, estimated fair value of the underlying collateral, current economic conditions, the views of the bank regulators (who have the authority to require additional allowances), and geographic and industry loan concentration.

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

After all of the data in the loan portfolio is accumulated, the reserve allocations are separated into various loan classes.  At June 30, 2012, the unallocated portion of the allowance for loan loss was $1.1 million, or 0.1%, of loans.

As of June 30, 2012, our review of the loan portfolio indicated that a loan loss allowance of $20.2 million was adequate to cover probable losses in the portfolio.  Changes in economic and other conditions may require future adjustments to the allowance for loan losses.

For the three and six months ended June 30, 2012, loan charge-offs were $2.8 million and $5.0 million and recoveries were $718,000 and $1.4 million, resulting in net charge-offs of $2.1 million and $3.6 million, respectively.  For the three and six months ended June 30, 2011, loan charge-offs were $3.0 million and $7.1 million and recoveries were $792,000 and $1.8 million, resulting in net charge-offs of $2.2 million and $5.3 million, respectively.  The decrease in net charge-offs for the three and six months ended June 30, 2012 was primarily related to economic conditions requiring the write-down of nonperforming loans in the previous year.  The necessary provision expense was estimated at $2.2 million and $5.2 million for the three and six months ended June 30, 2012, compared to $1.9 million and $4.0 million for the comparable periods in 2011, respectively.  The increase in provision expense for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily a result of the increase in loans.

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

The following tables set forth nonperforming assets for the periods presented (in thousands):

	At June 30, 2012	At December 31, 2011	At June 30, 2011

Nonaccrual loans	$10,077	$10,299	$13,208
Accruing loans past due more than 90 days	1	5	8
Restructured loans	2,352	2,109	1,757
Other real estate owned	960	453	412
Repossessed assets	388	322	318
Total Nonperforming Assets	$13,778	$13,188	$15,703

	At June 30, 2012	At December 31, 2011	At June 30, 2011
		(unaudited)
Asset Quality Ratios:

Nonaccruing loans to total loans	0.85%	0.95%	1.27%
Allowance for loan losses to nonaccruing loans	200.40	180.02	146.95
Allowance for loan losses to nonperforming assets	146.57	140.58	123.60
Allowance for loan losses to total loans	1.71	1.71	1.87
Nonperforming assets to total assets	0.41	0.40	0.50
Net charge-offs to average loans	0.63	0.92	1.01

Total nonperforming assets at June 30, 2012 were $13.8 million, an increase of $590,000, or 4.5%, from $13.2 million at December 31, 2011 and decreased $1.9 million, or 12.3%, from $15.7 million at June 30, 2011.  In general, the decreasing trend in nonperforming assets is reflective of recoveries in our current economic market.

From December 31, 2011 to June 30, 2012, nonaccrual loans decreased $222,000, or 2.2%, to $10.1 million and from June 30, 2011, decreased $3.1 million, or 23.7%.  Of the total nonaccrual loans at June 30, 2012, 23.0% are residential real estate loans, 8.6% are commercial real estate loans, 18.4% are commercial loans, 18.8% are loans to individuals, primarily SFG automobile loans, and 31.2% are construction loans.  Accruing loans past due more than 90 days decreased $4,000, or 80.0%, to $1,000 at June 30, 2012 from $5,000 at December 31, 2011 and from June 30, 2011, decreased $7,000, or 87.5%.  Restructured loans increased $243,000, or 11.5%, to $2.4 million at June 30, 2012 from $2.1 million at December 31, 2011 and $595,000, or 33.9%, from $1.8 million at June 30, 2011.  OREO increased $507,000, or 111.9%, to $960,000 at June 30, 2012 from $453,000 at December 31, 2011 and increased $548,000, or 133.0%, from $412,000 at June 30, 2011.  The OREO at June 30, 2012, consisted primarily of residential and commercial real estate property.  We are actively marketing all properties and none are being held for investment purposes.  Repossessed assets increased $66,000, or 20.5%, to $388,000 at June 30, 2012 from $322,000 at December 31, 2011 and increased $70,000, or 22.0%, from $318,000 at June 30, 2011.

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

In an attempt to manage our exposure to changes in interest rates, management closely monitors our exposure to interest rate risk through our ALCO.  Our ALCO meets regularly and reviews our interest rate risk position and makes recommendations to our board for adjusting this position.  In addition, our board reviews our asset/liability position on a monthly basis.  We primarily use two methods for measuring and analyzing interest rate risk:  net income simulation analysis and MVPE modeling.  We utilize the net income simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  This model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12 months.  The model was used to measure the impact on net interest income relative to a base case scenario of rates increasing 100 and 200 basis points or decreasing 100 and 200 basis points over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.  The impact of interest rate-related risks such as prepayment, basis and option risk are also considered.  As of June 30, 2012, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in positive variances on net interest income of 7.83% and 5.71%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 4.23% and 7.31%, respectively, relative to the base case over the next 12 months.  As of June 30, 2011, the model simulations projected that 100 and 200 basis point immediate increases in interest rates would result in negative variances on net interest income of 0.70% and 1.77%, respectively, relative to the base case over the next 12 months, while an immediate decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 0.86% and 3.91%, respectively, relative to the base case over the next 12 months.  As part of the overall assumptions, certain assets and liabilities have been given reasonable floors.  This type of simulation analysis requires numerous assumptions including but not limited to changes in balance sheet mix, prepayment rates on mortgage-related assets and fixed rate loans, cash flows and repricings of all financial instruments, changes in volumes and pricing, future shapes of the yield curve, relationship of market interest rates to each other (basis risk), credit spread and deposit sensitivity.  Assumptions are based on management’s best estimates but may not accurately reflect actual results under certain changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail below.  Based on a number of factors, including remediation actions taken to address the material weaknesses, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

As disclosed in Part II, Item 9A of our December 31, 2011 Form 10-K, management identified a series of deficiencies that in aggregate were determined to be a material weakness related to our security price verification controls and a material weakness related to the evaluation of impairment of the FHLB advance option fees.

Subsequent to December 31, 2011, we enhanced our price verification controls.  We utilized multiple pricing services to assist with our price verification procedures.  In addition, procedures were designed to review security prices with variances outside predetermined ranges.  We have also enhanced our controls to evaluate impairment of the FHLB advance option fees.  This includes the performance of assessing the probability of the exercise for the FHLB advance option fees including, but not limited to, the review of current FHLB interest rates, forward yield curves and the results of valuation models.

As of June 30, 2012, management believes it has placed in operation controls to address the material weaknesses mentioned above, and believes that the material weakness identified with respect to the FHLB advance option fees  has been remediated. However, given the timing of certain remediation activities, there was not sufficient evidence to conclude upon the sustained effectiveness with respect to security price verification controls.  As a result, management is evaluating the operating effectiveness of the controls implemented with respect to security price verification to ensure sustainability and will take further remediation actions should any evidence of ineffectiveness be found.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to legal proceedings arising in the normal conduct of business. Management believes that at June 30, 2012 such litigation is not material to our financial position or results of operations.

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

Not Applicable

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

DATE: August 6, 2012

	BY:	/s/ LEE R. GIBSON
Lee R. Gibson, CPA, Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 6, 2012

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